Form 10-Q
period 2014-09-30
XL GROUP PLC
filed 2014-11-03
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
As of October 30, 2014, there were 258,053,681 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	September 30, 2014	December 31, 2013
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $28,418,355; 2013, $27,111,874)	$29,806,144	$27,500,136
Equity securities, at fair value (cost: 2014, $848,171; 2013, $903,201)	960,368	1,040,237
Short-term investments, at fair value (amortized cost: 2014, $284,898; 2013, $455,470)	281,887	456,288
Total investments available for sale	$31,048,399	$28,996,661
Fixed maturities, held to maturity at amortized cost (fair value: 2014, nil; 2013, $3,131,235)	—	2,858,695
Investments in affiliates	1,599,586	1,370,943
Other investments	1,277,442	1,164,630
Total investments	$33,925,427	$34,390,929
Cash and cash equivalents	2,353,734	1,800,832
Accrued investment income	330,149	346,809
Deferred acquisition costs	420,953	670,659
Ceded unearned premiums	1,025,054	788,871
Premiums receivable	2,801,683	2,612,602
Reinsurance balances receivable	166,280	118,885
Unpaid losses and loss expenses recoverable	3,431,137	3,435,230
Receivable from investments sold	26,846	144,765
Goodwill and other intangible assets	450,411	411,611
Deferred tax asset	209,334	237,884
Other assets	768,748	693,810
Total assets	$45,909,756	$45,652,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$19,936,982	$20,481,065
Deposit liabilities	1,242,696	1,509,243
Future policy benefit reserves	4,965,907	4,803,816
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable: 2014, $4,560,388; 2013, nil)	914,773	—
Unearned premiums	4,301,271	3,846,526
Notes payable and debt	1,662,206	2,263,203
Reinsurance balances payable	608,188	302,399
Payable for investments purchased	85,312	60,162
Deferred tax liability	65,320	86,330
Other liabilities	906,327	950,845
Total liabilities	$34,688,982	$34,303,589
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2014, 260,249,801; 2013, 278,253,308)	$2,602	$2,783
Additional paid in capital	7,490,875	7,994,100
Accumulated other comprehensive income	1,231,929	736,657
Retained earnings	1,115,648	1,264,093
Shareholders’ equity attributable to XL Group plc	$9,841,054	$9,997,633
Non-controlling interest in equity of consolidated subsidiaries	1,379,720	1,351,665
Total shareholders’ equity	$11,220,774	$11,349,298
Total liabilities and shareholders’ equity	$45,909,756	$45,652,887
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Net premiums earned	$1,473,412	$1,625,312	$4,458,845	$4,717,396
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	169,956	237,921	616,753	716,935
Net investment income - Life Funds Withheld Assets	56,474	—	75,639	—
Total net investment income	$226,430	$237,921	$692,392	$716,935
Realized investment gains (losses):
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	10,957	1,229	139,373	85,733
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(752)	(2,388)	(27,390)	(7,676)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(392)	(799)	(2,097)	(2,538)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	2,022	—	2,646	—
OTTI on investments - Life Funds Withheld Assets	(7,494)	—	(16,265)	—
Total net realized gains (losses) on investments	$4,341	$(1,958)	$96,267	$75,519
Net realized and unrealized gains (losses) on derivative instruments	5,131	880	18,540	3,660
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(201,264)	—	(218,810)	—
Income (loss) from investment fund affiliates	24,500	5,079	75,486	83,843
Fee income and other	10,782	10,875	31,942	31,378
Total revenues	$1,543,332	$1,878,109	$5,154,662	$5,628,731
Expenses:
Net losses and loss expenses incurred	$859,588	$1,006,520	$2,518,973	$2,787,210
Claims and policy benefits	20,101	116,549	218,987	344,269
Acquisition costs	182,882	238,328	566,915	690,473
Operating expenses	341,255	311,506	984,709	898,497
Exchange (gains) losses	(23,348)	20,303	8,234	(24,463)
Loss on sale of life reinsurance subsidiary	—	—	666,423	—
Interest expense	42,851	37,926	99,877	114,830
Total expenses	$1,423,329	$1,731,132	$5,064,118	$4,810,816
Income (loss) before income tax and income (loss) from operating affiliates	$120,003	$146,977	$90,544	$817,915
Income (loss) from operating affiliates	20,021	24,590	94,044	88,413
Provision (benefit) for income tax	30,057	897	58,724	73,248
Net income (loss)	$109,967	$170,670	$125,864	$833,080
Non-controlling interests	37,583	35,022	77,024	73,944
Net income (loss) attributable to ordinary shareholders	$72,384	$135,648	$48,840	$759,136
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	264,353	285,393	270,494	289,957
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	269,140	290,490	274,912	294,828
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.27	$0.48	$0.18	$2.62
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.27	$0.47	$0.18	$2.57
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Net income (loss) attributable to ordinary shareholders	$72,384	$135,648	$48,840	$759,136
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(130,135)	104,198	371,945	(690,401)
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	—	424,861	—
Change in adjustments related to future policy benefit reserves, net of tax	51,286	(37,503)	(423,179)	(70,305)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	93,921	—	106,218	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	15,172	(27,831)	29,145	(2,189)
Change in OTTI losses recognized in other comprehensive income, net of tax	5,963	7,469	10,895	27,089
Change in underfunded pension liability, net of tax	418	1,093	379	1,388
Change in value of cash flow hedge	83	110	303	330
Foreign currency translation adjustments, net of tax	(11,814)	4,020	(25,295)	(23,616)
Comprehensive income (loss)	$97,278	$187,204	$544,112	$1,432
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2014	2013
Ordinary Shares:
Balance - beginning of year	$2,783	$2,987
Issuance of ordinary shares	11	11
Buybacks of ordinary shares	(196)	(177)
Exercise of stock options	4	7
Balance - end of period	$2,602	$2,828
Additional Paid in Capital:
Balance - beginning of year	$7,994,100	$8,584,752
Issuance of ordinary shares	20	22
Buybacks of ordinary shares	(560,007)	(499,229)
Exercise of stock options	5,408	9,711
Share-based compensation expense	51,354	34,667
Balance - end of period	$7,490,875	$8,129,923
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$736,657	$1,520,020
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	371,945	(690,401)
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	424,861	—
Change in adjustments related to future policy benefit reserves, net of tax	(423,179)	(70,305)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	106,218	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	29,145	(2,189)
Change in OTTI losses recognized in other comprehensive income, net of tax	10,895	27,089
Change in underfunded pension liability, net of tax	379	1,388
Change in value of cash flow hedge	303	330
Foreign currency translation adjustments, net of tax	(25,295)	(23,616)
Balance - end of period	$1,231,929	$762,316
Retained Earnings (Deficit):
Balance - beginning of year	$1,264,093	$402,318
Net income (loss) attributable to ordinary shareholders	48,840	759,136
Dividends on ordinary shares	(130,713)	(122,513)
Buybacks of ordinary shares	(66,572)	(26,112)
Balance - end of period	$1,115,648	$1,012,829
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,351,665	$1,346,325
Non-controlling interests - contributions	24,839	500
Non-controlling interests - distributions	—	(37)
Non-controlling interests	3,216	(300)
Non-controlling interest share in change in accumulated other comprehensive income (loss)	—	(29)
Non-controlling interests - deconsolidation	—	(1,841)
Balance - end of period	$1,379,720	$1,344,618
Total Shareholders’ Equity	$11,220,774	$11,252,514
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$125,864	$833,080
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(96,267)	(75,519)
Net realized and unrealized (gains) losses on derivative instruments	(18,540)	(3,660)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	218,810	—
Amortization of premiums (discounts) on fixed maturities	118,021	127,524
(Income) loss from investment and operating affiliates	(107,659)	(172,256)
Loss on sale of life reinsurance subsidiary	666,423	—
Share-based compensation	65,304	45,447
Depreciation	43,511	44,147
Accretion of deposit liabilities	3,136	36,779
Changes in:
Unpaid losses and loss expenses	(128,919)	(85,471)
Future policy benefit reserves	(172,234)	(128,281)
Funds withheld on life retrocession arrangements, net	2,968	—
Unearned premiums	524,393	486,249
Premiums receivable	(262,435)	(341,520)
Unpaid losses and loss expenses recoverable	(230,870)	28,566
Ceded unearned premiums	(251,985)	(183,198)
Reinsurance balances receivable	(49,462)	(38,612)
Deferred acquisition costs	243,391	(47,859)
Reinsurance balances payable	264,994	338,769
Deferred tax asset - net	(42,142)	(3,693)
Derivatives	(6,262)	14,563
Other assets	(44,467)	(81,148)
Other liabilities	(154,501)	39,645
Other	16,953	19,337
Total adjustments	$602,161	$19,809
Net cash provided by (used in) operating activities	$728,025	$852,889
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$4,048,233	$3,042,348
Proceeds from redemption of fixed maturities and short-term investments	2,681,001	3,142,738
Proceeds from sale of equity securities	370,189	95,083
Purchases of fixed maturities and short-term investments	(5,616,992)	(6,480,368)
Purchases of equity securities	(326,319)	(358,484)
Proceeds from sale of affiliates	231,902	194,956
Purchases of affiliates	(293,974)	(289,716)
Proceeds from sale of life reinsurance subsidiary	570,000	—
Other, net	(158,250)	83,575
Net cash provided by (used in) investing activities	$1,505,790	$(569,868)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$5,411	$9,718
Buybacks of ordinary shares	(626,774)	(525,520)
Dividends paid on ordinary shares	(129,490)	(121,131)
Distributions to non-controlling interests	(41,463)	(42,026)
Contributions from non-controlling interests	24,839	500
Repayment of debt	(600,000)	—
Deposit liabilities	(266,542)	(87,788)
Net cash provided by (used in) financing activities	$(1,634,019)	$(766,247)
Effects of exchange rate changes on foreign currency cash	(46,894)	(4,259)
Increase (decrease) in cash and cash equivalents	$552,902	$(487,485)
Cash and cash equivalents - beginning of period	1,800,832	2,618,378
Cash and cash equivalents - end of period	$2,353,734	$2,130,893
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the “Company” include XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries.
These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), “Significant Accounting Policies – Basis of Preparation and Consolidation,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. On October 31, 2014, the Company filed a current report on Form 8-K that included recasted financial statements to reflect changes in the Company's reportable segments (the "Recast Financials"). Other than the changes to Notes 1, "General," and 4, "Segment Information," to describe the changes in the segments, the Recast Financials are identical to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
2. Significant Accounting Policies
(a) Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis
The designated investments that support the life retrocession arrangements written on a funds withheld basis ("Life Funds Withheld Assets") entered into in connection with the sale of our life reinsurance subsidiary are included within "Total investments available for sale". Investment results for these assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. See Note 3, "Sale of Life Reinsurance Subsidiary," for information regarding the reinsurance arrangement.
Changes in the fair value of the embedded derivative associated with these life retrocession arrangements are recorded in “Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets” on the consolidated statements of income. The fair value of the embedded derivative is included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable” on the consolidated balance sheets.
(b) Reinsurance
The Company enters into reinsurance agreements with other companies in the normal course of business. All premium and loss-related balances related to reinsurance agreements are reported on a gross basis within our consolidated balance sheets, with the exception of the life retrocession arrangements written on a funds withheld basis. The future policy benefit reserves recoverable related to these retrocession arrangements are netted against the funds withheld liability owing to the counterparty on the consolidated balance sheets due to the contractual right of offset.
During the three months ended September 30, 2014, the Company recorded $20 million, net of tax, to premiums earned and associated tax accruals, related to reinstatement premiums due under assumed reinsurance contracts arising from unpaid losses and loss expenses reported in a prior period. We evaluated the quantitative and qualitative aspects of this correction and concluded that the impact of recognizing it during this quarter is not material to the consolidated financial statements, nor is it material to previously issued consolidated financial statements in prior periods.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
In April 2014, the FASB issued an accounting standards update intended to improve financial reporting by changing key criteria used to evaluate whether disposal transactions meet the definition of discontinued operations. Under the guidance only those disposals of components of an entity - either by sale or otherwise - which represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results would qualify for reporting as discontinued operations. Disposals that are considered to be routine in nature can no longer be reported as discontinued operations. However, a disposal may now qualify for discontinued operations reporting even if the disposed component's operations and cash flows are not eliminated from on-going operations of the disposing entity, or if post-disposal, the disposing entity still has significant continuing involvement in the component’s operations. The standard also establishes both additional disclosure requirements and expanded disclosures regarding on-going involvement an entity may have with a discontinued operation after its disposal. The guidance is effective prospectively for all public company disposals (or component reclassifications to held-for-sale) that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or component reclassifications to held-for-sale) that have not been reported in financial statements issued or available for issuance prior to the effective date. This guidance is not expected to have a significant impact on the Company's financial condition, results of operations or cash flows.
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
The run-off life reinsurance business, including the business subject to the transaction, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, the Company no longer considers the Life operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” See Note 5, "Segment Information" for further information. In addition, certain securities within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 6, "Investments," for further information.
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
At May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of this transaction the Company retained approximately $0.4 billion of these reserves, and recorded a reinsurance recoverable from XLLR of $4.8 billion. Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GreyCastle is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" on the unaudited consolidated balance sheets. The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million recorded in the three months ended June 30, 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2014, gross future policy benefit reserves relating to the run-off life operations were approximately $5.0 billion, of which the Company retained approximately $0.4 billion, after consideration of its future policy benefit reserves recoverable from XLLR of $4.6 billion. The net funds withheld liability included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" was $0.9 billion. The Company continued to own $5.5 billion of assets supporting the Life Retro Arrangements.
The impact of the Life Retro Arrangements on the Company's results since the completion of the transaction on May 30, 2014 were as follows:

Impact of Life Retro Arrangements	Three months ended September 30,	May 30 to September 30,
(U.S. dollars in thousands)	2014	2014
Underwriting profit (loss) (1)	$3,711	$3,711
Net investment income - Life Funds Withheld Assets	56,474	75,639
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	2,022	2,646
OTTI on investments - Life Funds Withheld Assets	(7,494)	(16,265)
Exchange (gains) losses	2,062	2,062
Other income and expenses	124	105
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(201,264)	(218,810)
Net income (loss)	$(144,365)	$(150,912)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	93,921	106,218
Change in adjustments related to future policy benefit reserves, net of tax	51,286	51,286
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	2,869	(2,881)
Comprehensive income (loss)	$3,711	$3,711
____________

(1)
The underwriting profit of $3.7 million relates to a premium adjustment during the three months ended September 30, 2014 relating to the Life Retro Arrangements transaction which was completed on May 30, 2014. Excluding this transaction related impact the changes to other comprehensive income relating to the Life Retro Arrangements was $148.1 million and $154.6 million for the three and nine months ended September 30, 2014, respectively.

As shown in the table above, although the Company's net income (loss) is subject to variability related to the Life Retro Arrangements, there is minimal impact on the company's comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales on the Life Funds Withheld Assets subsequent to May 30, 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
As discussed in Note 2(a), “Significant Accounting Policies - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis,” under the Life Retro Arrangements, all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, the financial statements and accompanying notes included herein separately report the Life Funds Withheld Assets from the rest of the Company's investments.
For further information, see Item 8, Note 2(b), “Significant Accounting Policies - Fair Value Measurements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at September 30, 2014 and December 31, 2013 by level within the fair value hierarchy:

September 30, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at September 30, 2014
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$2,127,508	$—	$—	$2,127,508
Corporate (1)	—	9,419,983	7,042	—	9,427,025
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	3,328,400	6,482	—	3,334,882
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	435,644	10	—	435,654
Commercial mortgage-backed securities (“CMBS”)	—	1,099,253	—	—	1,099,253
Collateralized debt obligations (“CDO”)	—	4,152	742,483	—	746,635
Other asset-backed securities	—	1,145,415	12,050	—	1,157,465
U.S. States and political subdivisions of the States	—	1,981,459	—	—	1,981,459
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,233,178	—	—	4,233,178
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$23,774,992	$768,067	$—	$24,543,059
Equity securities, at fair value	589,321	371,047	—	—	960,368
Short-term investments, at fair value (1)(2)	—	281,887	—	—	281,887
Total investments AFS - Excluding Funds Withheld Assets	$589,321	$24,427,926	$768,067	$—	$25,785,314
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$18,326	$—	$—	$18,326
Corporate	—	2,898,684	—	—	2,898,684
RMBS – Agency	—	3,896	—	—	3,896
RMBS – Non-Agency	—	86,542	—	—	86,542
CMBS	—	200,348	—	—	200,348
CDO	—	—	—	—	—
Other asset-backed securities	—	278,229	—	—	278,229
U.S. States and political subdivisions of the States	—	—	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,777,060	—	—	1,777,060
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$5,263,085	$—	$—	$5,263,085
Total investments - AFS, at fair value	$589,321	$29,691,011	$768,067	$—	$31,048,399
Cash equivalents (3)	990,185	394,942	—	—	1,385,127
Cash equivalents - Life Funds Withheld Assets (3)	1,470	103,729	—	—	105,199
Other investments (4)	—	854,734	146,535	—	1,001,269
Other assets (5)	—	70,453	11,597	(7,579)	74,471
Total assets accounted for at fair value	$1,580,976	$31,114,869	$926,199	$(7,579)	$33,614,465
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$189,623	$—	$—	$189,623
Financial instruments sold, but not yet purchased (7)	6,884	28,178	—	—	35,062
Other liabilities (5)	—	10,626	29,797	(7,579)	32,844
Total liabilities accounted for at fair value	$6,884	$228,427	$29,797	$(7,579)	$257,529

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$2,501,851	$—	$—	$2,501,851
Corporate (1)	—	11,094,257	31,573	—	11,125,830
RMBS – Agency	—	3,535,649	10,473	—	3,546,122
RMBS – Non-Agency	—	398,759	9	—	398,768
CMBS	—	1,234,262	12,533	—	1,246,795
CDO	—	7,060	710,253	—	717,313
Other asset-backed securities	—	1,230,227	11,877	—	1,242,104
U.S. States and political subdivisions of the States	—	1,845,812	—	—	1,845,812
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,875,541	—	—	4,875,541
Total fixed maturities, at fair value	$—	$26,723,418	$776,718	$—	$27,500,136
Equity securities, at fair value	540,331	499,906	—	—	1,040,237
Short-term investments, at fair value (1)(2)	—	454,273	2,015	—	456,288
Total investments available for sale	$540,331	$27,677,597	$778,733	$—	$28,996,661
Cash equivalents (3)	834,514	226,636	—	—	1,061,150
Other investments (4)	—	757,110	113,472	—	870,582
Other assets (5)	—	27,487	—	(1,342)	26,145
Total assets accounted for at fair value	$1,374,845	$28,688,830	$892,205	$(1,342)	$30,954,538
Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$28,861	$—	$—	$28,861
Other liabilities (5)	—	76,375	29,110	(1,342)	104,143
Total liabilities accounted for at fair value	$—	$105,236	$29,110	$(1,342)	$133,004
____________

(1)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $152.4 million and $154.6 million and an amortized cost of $141.1 million and $147.7 million at September 30, 2014 and December 31, 2013, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/Supported securities.

(3)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(4)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $276.2 million at September 30, 2014 and $294.0 million at December 31, 2013, are carried at amortized cost. For further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(5)
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

(6)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related the Life Retro Arrangements described in Note 3, ”Sale of Life Reinsurance Subsidiary”, accrue to the benefit of GreyCastle.

(7)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheets.
(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2014 and 2013 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at September 30, 2014 and 2013, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2014 and 2013. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013.

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2014
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$3,933	$6,896	$11	$1,945	$732,824
Realized gains (losses)	3	(1)	—	—	707
Movement in unrealized gains (losses)	24	(7)	(1)	—	1,591
Purchases and issuances	2,316	120	—	—	82,695
Sales	—	—	—	—	(7,489)
Settlements	—	(526)	—	(569)	(67,845)
Transfers into Level 3	766	—	—	—	—
Transfers out of Level 3	—	—	—	(1,376)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$7,042	$6,482	$10	$—	$742,483
Movement in total gains (losses) above relating to instruments still held at the reporting date	$27	$(8)	$—	$—	$2,297

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2014
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$11,704	$—	$—	$124,475	$(18,910)
Realized gains (losses)	3	—	—	1,850	—
Movement in unrealized gains (losses)	(113)	—	—	2,790	710
Purchases and issuances	2,182	—	—	22,308	—
Sales	—	—	—	—	—
Settlements	(1,726)	—	—	(4,888)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$12,050	$—	$—	$146,535	$(18,200)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(110)	$—	$—	$4,639	$710

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$32,173	$18,214	$3,411	$24,423	$706,013
Realized gains (losses)	32	(1)	(1)	1	584
Movement in unrealized gains (losses)	352	(11)	(1)	(58)	(3,405)
Purchases and issuances	70	—	—	—	70,552
Sales	—	—	—	—	—
Settlements	—	(913)	(74)	(4,406)	(69,193)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(3,326)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,627	$17,289	$9	$19,960	$704,551
Movement in total gains (losses) above relating to instruments still held at the reporting date	$385	$(12)	$—	$(57)	$(3,681)

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$27,539	$—	$1,999	$103,844	$(29,374)
Realized gains (losses)	810	—	(5)	1,082	—
Movement in unrealized gains (losses)	722	—	64	1,974	(4,015)
Purchases and issuances	—	—	—	2,333	—
Sales	(15,711)	—	—	—	—
Settlements	(906)	—	—	(5,377)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$12,454	$—	$2,058	$103,856	$(33,389)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(4)	$—	$59	$3,057	$(4,015)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2014
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$31,573	$10,473	$9	$12,533	$710,253
Realized gains (losses)	158	5	—	3	3,163
Movement in unrealized gains (losses)	(72)	(20)	1	(3)	13,604
Purchases and issuances	3,759	120	—	1,376	185,710
Sales	—	—	—	—	(48,313)
Settlements	(5,513)	(3,124)	—	(12,533)	(121,934)
Transfers into Level 3	766	—	—	—	—
Transfers out of Level 3	(23,629)	(972)	—	(1,376)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$7,042	$6,482	$10	$—	$742,483
Movement in total gains (losses) above relating to instruments still held at the reporting date	$117	$(14)	$2	$—	$15,513

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2014
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$11,877	$—	$2,015	$113,472	$(29,110)
Realized gains (losses)	(17)	—	—	10,541	—
Movement in unrealized gains (losses)	93	—	(15)	2,508	10,910
Purchases and issuances	5,182	—	—	43,394	—
Sales	—	—	—	—	—
Settlements	(5,085)	—	(2,000)	(23,380)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$12,050	$—	$—	$146,535	$(18,200)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$76	$—	$—	$13,048	$10,910

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	(39)	10	(1)	1	885
Movement in unrealized gains (losses)	982	(48)	(1)	(76)	32,341
Purchases and issuances	10,691	—	3,326	—	75,914
Sales	—	(535)	—	—	—
Settlements	(7,245)	(2,678)	(105)	(5,312)	(106,325)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1,860)	(11,465)	(3,326)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,627	$17,289	$9	$19,960	$704,551
Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,012	$(52)	$(1)	$(75)	$30,597

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	848	—	(15)	6,869	—
Movement in unrealized gains (losses)	1,685	—	56	1,004	2,858
Purchases and issuances	21,686	—	2,017	5,240	—
Sales	(15,711)	—	—	—	—
Settlements	(7,676)	—	—	(24,529)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$12,454	$—	$2,058	$103,856	$(33,389)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(520)	$—	$41	$7,865	$2,858
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
The calculation of the change in fair value of the embedded derivative associated with the Life Retro Arrangements includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable” on the consolidated balance sheets. The fair value of the embedded derivative is considered a Level 2 valuation.
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2014 and December 31, 2013. All of these fair value estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

	September 30, 2014		December 31, 2013
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$—	$—	$2,858,695	$3,131,235
Other investments - structured transactions	276,172	299,216	294,048	296,799
Financial Assets	$276,172	$299,216	$3,152,743	$3,428,034
Deposit liabilities	$1,242,696	$1,495,346	$1,509,243	$1,718,394
Notes payable and debt	1,662,206	1,880,124	2,263,203	2,429,412
Financial Liabilities	$2,904,902	$3,375,470	$3,772,446	$4,147,806
As described in Note 3, "Sale of Life Reinsurance Subsidiary," certain fixed maturities were reclassified from held to maturity to available for sale. See also Note 6, "Investments" for further information.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company historically participated in structured transactions. Remaining structured transactions include cash loans supporting project finance transactions, a liquidity facility financing provided to structured project deals and an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 46.5 basis points and 56.7 basis points at September 30, 2014 and December 31, 2013, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," XLLR reinsures the majority of the Company's life reinsurance business through the Life Retro Arrangements. The Company no longer considers the Life Operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” The Company’s general investment and financing operations are also reflected in Corporate and Other. The run-off business subject to the Life Retro Arrangements was, prior to June 30, 2014, reported within the Company’s Life operations segment. Prior period information has been recast to reflect the current presentation.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty (“P&C”) operations to the individual segments, except as noted below. Investment assets related to the Company’s run-off life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or in Corporate and Other. The following tables summarize the segment results for the three and nine months ended September 30, 2014 and 2013:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,324,418	$276,284	$1,600,702	$83,496	$1,684,198
Net premiums written	956,185	258,061	1,214,246	19,739	1,233,985
Net premiums earned	1,018,416	435,257	1,453,673	19,739	1,473,412
Net losses and loss expenses	650,256	209,332	859,588	20,101	879,689
Acquisition costs	95,992	84,800	180,792	2,090	182,882
Operating expenses (2)	218,281	50,637	268,918	2,785	271,703
Underwriting profit (loss)	$53,887	$90,488	$144,375	$(5,237)	$139,138
Net investment income - excluding Life Funds Withheld Assets (3)			141,575	11,552	153,127
Net investment income - Life Funds Withheld Assets				56,474	56,474
Net results from structured products (4)	3,571	1,720	5,291	—	5,291
Net fee income and other (5)	(3,826)	601	(3,225)	167	(3,058)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			9,418	395	9,813
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	(5,472)	(5,472)
Net realized and unrealized gains (losses) on derivative instruments			—	5,131	5,131
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(201,264)	(201,264)
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	44,521	44,521
Exchange (gains) losses			—	(23,348)	(23,348)
Corporate operating expenses			—	55,322	55,322
Contribution from P&C and Corporate and Other			297,434	(125,707)	171,727
Interest expense (7)				31,703	31,703
Non-controlling interests				37,583	37,583
Income tax expense				30,057	30,057
Net income (loss) attributable to ordinary shareholders					$72,384
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.8%	48.1%	59.1%
Underwriting expense ratio	30.9%	31.1%	31.0%
Combined ratio	94.7%	79.2%	90.1%
____________

(1)	Corporate and Other includes other items of our revenue and expenditure that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from structured products include net investment income and interest expense of $16.8 million and $11.1 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,259,986	$349,854	$1,609,840	$82,291	$1,692,131
Net premiums written	993,659	333,720	1,327,379	74,683	1,402,062
Net premiums earned	1,104,012	446,617	1,550,629	74,683	1,625,312
Net losses and loss expenses	762,782	243,738	1,006,520	116,549	1,123,069
Acquisition costs	136,421	95,797	232,218	6,110	238,328
Operating expenses (2)	192,936	42,055	234,991	2,659	237,650
Underwriting profit (loss)	$11,873	$65,027	$76,900	$(50,635)	$26,265
Net investment income - excluding Life Funds Withheld Assets (3)			147,739	72,128	219,867
Net results from structured products (4)	4,104	2,359	6,463	—	6,463
Net fee income and other (5)	(2,187)	597	(1,590)	43	(1,547)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			(2,087)	129	(1,958)
Net realized and unrealized gains (losses) on derivative instruments			—	880	880
Net income (loss) from investment fund affiliates and operating affiliates 6)			—	29,669	29,669
Exchange (gains) losses			—	20,303	20,303
Corporate operating expenses			—	61,427	61,427
Contribution from P&C and Corporate and Other			227,425	(29,516)	197,909
Interest expense (7)				26,342	26,342
Non-controlling interests				35,022	35,022
Income tax expense				897	897
Net income (loss) attributable to ordinary shareholders					$135,648
Ratios – P&C operations: (8)
Loss and loss expense ratio	69.1%	54.6%	64.9%
Underwriting expense ratio	29.8%	30.8%	30.1%
Combined ratio	98.9%	85.4%	95.0%
____________

(1)	Corporate and Other includes other items of our revenue and expenditure that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from structured products include net investment income and interest expense of $18.1 million and $11.6 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$4,513,749	$1,627,121	$6,140,870	$254,503	$6,395,373
Net premiums written	3,080,432	1,486,680	4,567,112	154,568	4,721,680
Net premiums earned	3,014,846	1,289,431	4,304,277	154,568	4,458,845
Net losses and loss expenses	1,917,076	601,897	2,518,973	218,987	2,737,960
Acquisition costs	300,855	252,909	553,764	13,151	566,915
Operating expenses (2)	635,265	139,080	774,345	8,182	782,527
Underwriting profit (loss)	$161,650	$295,545	$457,195	$(85,752)	$371,443
Net investment income - excluding Life Funds Withheld Assets (3)			429,657	134,562	564,219
Net investment income - Life Funds Withheld Assets				75,639	75,639
Net results from structured products (4)	40,106	8,023	48,129	—	48,129
Net fee income and other (5)	(8,605)	1,938	(6,667)	257	(6,410)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			105,589	4,297	109,886
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	(13,619)	(13,619)
Net realized and unrealized gains (losses) on derivative instruments			—	18,540	18,540
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(218,810)	(218,810)
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	169,530	169,530
Exchange (gains) losses			—	8,234	8,234
Corporate operating expenses			—	163,155	163,155
Contribution from P&C and Corporate and Other			$1,033,903	$(753,168)	$280,735
Interest expense (7)				96,147	96,147
Non-controlling interests				77,024	77,024
Income tax expense				58,724	58,724
Net income (loss) attributable to ordinary shareholders					$48,840
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.6%	46.7%	58.5%
Underwriting expense ratio	31.0%	30.4%	30.9%
Combined ratio	94.6%	77.1%	89.4%
____________

(1)	Corporate and Other includes other items of our revenue and expenditure that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)
The net results from structured products include net investment income and net interest expense of $52.5 million and $3.7 million, respectively. Net results from structured products includes a benefit of $28.7 million from a negotiated termination of one of the Company's larger structured indemnity contracts during the second quarter of 2014, producing a net interest expense credit.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$4,230,161	$1,728,765	$5,958,926	$236,563	$6,195,489
Net premiums written	3,232,010	1,597,550	4,829,560	214,024	5,043,584
Net premiums earned	3,201,646	1,301,726	4,503,372	214,024	4,717,396
Net losses and loss expenses	2,134,622	652,588	2,787,210	344,269	3,131,479
Acquisition costs	405,075	267,930	673,005	17,468	690,473
Operating expenses (2)	571,447	122,098	693,545	7,460	701,005
Underwriting profit (loss)	$90,502	$259,110	$349,612	$(155,173)	$194,439
Net investment income - excluding Life Funds Withheld Assets (3)			448,596	214,408	663,004
Net investment income - Life Funds Withheld Assets				—	—
Net results from structured products (4)	11,821	5,871	17,692	—	17,692
Net fee income and other (5)	(5,481)	1,749	(3,732)	1,130	(2,602)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			72,860	2,659	75,519
Net realized and unrealized gains (losses) on derivative instruments			—	3,660	3,660
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	172,256	172,256
Exchange (gains) losses			—	(24,463)	(24,463)
Corporate operating expenses			—	163,504	163,504
Contribution from P&C and Corporate and Other			$885,028	$99,899	$984,927
Interest expense (7)				78,599	78,599
Non-controlling interests				73,944	73,944
Income tax expense				73,248	73,248
Net income (loss) attributable to ordinary shareholders					$759,136
Ratios – P&C operations: (8)
Loss and loss expense ratio	66.7%	50.1%	61.9%
Underwriting expense ratio	30.5%	30.0%	30.3%
Combined ratio	97.2%	80.1%	92.2%
____________

(1)	Corporate and Other includes other items of our revenue and expenditure that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from structured products include net investment income and interest expense of $53.9 million and $36.2 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$269,275	$45,221	$—	$314,496
Casualty	358,505	66,638	—	425,143
Property catastrophe	—	103,813	—	103,813
Property	139,663	155,415	—	295,078
Marine, energy, aviation and satellite	—	30,511	—	30,511
Specialty	186,360	—	—	186,360
Other (1)	64,613	33,659	—	98,272
Total P&C Operations	$1,018,416	$435,257	$—	$1,453,673
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$2	$2
Run-off Life operations - Other Life	—	—	19,737	19,737
Total Corporate and Other	$—	$—	$19,739	$19,739
Total	$1,018,416	$435,257	$19,739	$1,473,412

Three Months Ended September 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$360,551	$56,581	$—	$417,132
Casualty	362,886	76,899	—	439,785
Property catastrophe	—	120,418	—	120,418
Property	136,008	146,608	—	282,616
Marine, energy, aviation and satellite	—	23,000	—	23,000
Specialty	180,795	—	—	180,795
Other (1)	63,772	23,111	—	86,883
Total P&C Operations	$1,104,012	$446,617	$—	$1,550,629
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$30,608	$30,608
Run-off Life operations - Other Life	—	—	44,075	44,075
Total Corporate and Other	$—	$—	$74,683	$74,683
Total	$1,104,012	$446,617	$74,683	$1,625,312
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$812,211	$139,564	$—	$951,775
Casualty	1,061,499	226,288	—	1,287,787
Property catastrophe	—	324,812	—	324,812
Property	422,270	432,991	—	855,261
Marine, energy, aviation and satellite	—	75,090	—	75,090
Specialty	543,217	—	—	543,217
Other (1)	175,649	90,686	—	266,335
Total P&C Operations	$3,014,846	$1,289,431	$—	$4,304,277
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$53,364	$53,364
Run-off Life operations - Other Life	—	—	101,204	101,204
Total Corporate and Other	$—	$—	$154,568	$154,568
Total	$3,014,846	$1,289,431	$154,568	$4,458,845

Nine Months Ended September 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$1,061,201	$152,995	$—	$1,214,196
Casualty	1,028,741	230,424	—	1,259,165
Property catastrophe	—	363,421	—	363,421
Property	395,547	420,378	—	815,925
Marine, energy, aviation and satellite	—	75,428	—	75,428
Specialty	544,891	—	—	544,891
Other (1)	171,266	59,080	—	230,346
Total P&C Operations	$3,201,646	$1,301,726	$—	$4,503,372
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$90,379	$90,379
Run-off Life operations - Other Life	—	—	123,645	123,645
Total Corporate and Other	$—	$—	$214,024	$214,024
Total	$3,201,646	$1,301,726	$214,024	$4,717,396
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Income Securities
During the second quarter of 2014 fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity to available for sale in conjunction with the sale of XLLR as discussed in Note 3, “Sale of Life Reinsurance Subsidiary.” Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million, net of tax, as a reduction of comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 15, "Accumulated Other Comprehensive Income" for further information.
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
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s AFS investments, the Life Funds Withheld Assets designated as AFS, and HTM investments at September 30, 2014 and December 31, 2013, were as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$2,081,050	$58,757	$(12,299)	$2,127,508	$—
Corporate (2)	9,117,201	356,438	(46,614)	9,427,025	(4,746)
RMBS – Agency	3,263,848	92,763	(21,729)	3,334,882	—
RMBS – Non-Agency	412,443	42,171	(18,960)	435,654	(69,195)
CMBS	1,081,102	25,644	(7,493)	1,099,253	(2,139)
CDO	770,139	2,835	(26,339)	746,635	(1,671)
Other asset-backed securities	1,116,326	45,578	(4,439)	1,157,465	(1,923)
U.S. States and political subdivisions of the States	1,863,092	121,194	(2,827)	1,981,459	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,156,364	115,755	(38,941)	4,233,178	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,861,565	$861,135	$(179,641)	$24,543,059	$(79,674)
Total short-term investments	$284,898	$96	$(3,107)	$281,887	$—
Total equity securities	$848,171	$127,159	$(14,962)	$960,368	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$24,994,634	$988,390	$(197,710)	$25,785,314	$(79,674)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$15,572	$2,754	$—	$18,326	$—
Corporate	2,564,060	334,624	—	2,898,684	—
RMBS – Agency	3,580	316	—	3,896	—
RMBS – Non-Agency	75,092	11,450	—	86,542	—
CMBS	180,432	19,916	—	200,348	—
CDO	—	—	—	—	—
Other asset-backed securities	251,324	26,905	—	278,229	—
U.S. States and political subdivisions of the States	—	—	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,466,730	310,330	—	1,777,060	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,556,790	$706,295	$—	$5,263,085	$—
Total investments - AFS	$29,551,424	$1,694,685	$(197,710)	$31,048,399	$(79,674)
Total fixed maturities - HTM	$—	$—	$—	$—	$—
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

(2)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $152.4 million and an amortized cost of $141.1 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported	$2,484,193	$51,701	$(34,043)	$2,501,851	$—
Corporate (2)	10,802,332	433,097	(109,599)	11,125,830	(4,758)
RMBS – Agency	3,540,101	68,098	(62,077)	3,546,122	—
RMBS – Non-Agency	396,798	33,096	(31,126)	398,768	(74,528)
CMBS	1,223,313	39,255	(15,773)	1,246,795	(2,753)
CDO	754,414	5,833	(42,934)	717,313	(2,036)
Other asset-backed securities	1,210,384	40,560	(8,840)	1,242,104	(2,807)
U.S. States and political subdivisions of the States	1,821,499	55,083	(30,770)	1,845,812	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,878,840	80,961	(84,260)	4,875,541	—
Total fixed maturities - AFS	$27,111,874	$807,684	$(419,422)	$27,500,136	$(86,882)
Total short-term investments	$455,470	$962	$(144)	$456,288	$—
Total equity securities	$903,201	$154,506	$(17,470)	$1,040,237	$—
Total investments - AFS	$28,470,545	$963,152	$(437,036)	$28,996,661	$(86,882)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported	$10,993	$629	$—	$11,622	$—
Corporate	1,386,863	113,179	(968)	1,499,074	—
RMBS – Non-Agency	66,987	4,985	—	71,972	—
CMBS	144,924	11,864	—	156,788	—
Other asset-backed securities	106,540	6,908	—	113,448	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,142,388	136,585	(642)	1,278,331	—
Total fixed maturities - HTM	$2,858,695	$274,150	$(1,610)	$3,131,235	$—
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

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

At September 30, 2014 and December 31, 2013, approximately 3.2% and 2.6%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 21.3% and 12.4% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, at September 30, 2014 and December 31, 2013, respectively, related to securities that were below investment grade or not rated. There were no unrealized losses within the Life Funds Withheld Assets at September 30, 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at September 30, 2014 and December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,981,701	$1,993,518	$2,052,251	$2,060,365
Due after 1 through 5 years	9,124,512	9,338,985	10,075,087	10,305,986
Due after 5 through 10 years	4,615,311	4,778,486	5,474,120	5,507,450
Due after 10 years	1,496,183	1,658,181	2,385,406	2,475,233
	$17,217,707	$17,769,170	$19,986,864	$20,349,034
RMBS – Agency	3,263,848	3,334,882	3,540,101	3,546,122
RMBS – Non-Agency	412,443	435,654	396,798	398,768
CMBS	1,081,102	1,099,253	1,223,313	1,246,795
CDO	770,139	746,635	754,414	717,313
Other asset-backed securities	1,116,326	1,157,465	1,210,384	1,242,104
Total mortgage and asset-backed securities	$6,643,858	$6,773,889	$7,125,010	$7,151,102
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,861,565	$24,543,059	$27,111,874	$27,500,136
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$130,449	$137,349	$—	$—
Due after 1 through 5 years	635,771	678,389	—	—
Due after 5 through 10 years	1,092,313	1,233,845	—	—
Due after 10 years	2,187,828	2,644,487	—	—
	$4,046,361	$4,694,070	$—	$—
RMBS – Agency	3,580	3,896	—	—
RMBS – Non-Agency	75,092	86,542	—	—
CMBS	180,432	200,348	—	—
CDO	—	—	—	—
Other asset-backed securities	251,324	278,229	—	—
Total mortgage and asset-backed securities	$510,428	$569,015	$—	$—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,556,789	$5,263,085	$—	$—
Total fixed maturities - AFS	$28,418,354	$29,806,144	$27,111,874	$27,500,136
Fixed maturities - HTM
Due less than one year	$—	$—	$65,651	$66,766
Due after 1 through 5 years	—	—	240,802	255,322
Due after 5 through 10 years	—	—	455,633	492,095
Due after 10 years	—	—	1,778,158	1,974,844
	$—	$—	$2,540,244	$2,789,027
RMBS – Non-Agency	—	—	66,987	71,972
CMBS	—	—	144,924	156,788
Other asset-backed securities	—	—	106,540	113,448
Total mortgage and asset-backed securities	$—	$—	$318,451	$342,208
Total fixed maturities - HTM	$—	$—	$2,858,695	$3,131,235
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At September 30, 2014 and December 31, 2013, the Company had $15.7 billion and $15.5 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at September 30, 2014 and December 31, 2013 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
September 30, 2014 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$626,407	$(2,546)	$426,284	$(9,761)
Corporate	1,622,006	(20,672)	712,538	(26,284)
RMBS – Agency	208,062	(899)	625,783	(20,830)
RMBS – Non-Agency	40,535	(635)	212,278	(18,325)
CMBS	118,560	(502)	184,427	(6,991)
CDO	173,729	(1,363)	438,161	(24,976)
Other asset-backed securities	73,985	(1,415)	66,238	(3,024)
U.S. States and political subdivisions of the States	40,930	(453)	138,328	(2,374)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	737,404	(13,994)	597,567	(27,704)
Total fixed maturities and short-term investments - AFS - Excluding Life Funds Withheld Assets	$3,641,618	$(42,479)	$3,401,604	$(140,269)
Total fixed maturities and short-term investments - AFS - Life Funds Withheld Assets	$—	$—	$—	$—
Total fixed maturities and short-term investments - AFS	$3,641,618	$(42,479)	$3,401,604	$(140,269)
Total equity securities	$226,398	$(14,962)	$—	$—
Total fixed maturities - HTM	$—	$—	$—	$—

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2013 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,333,704	$(30,474)	$44,158	$(3,614)
Corporate	2,756,235	(59,497)	513,106	(50,160)
RMBS – Agency	1,485,261	(50,362)	169,704	(11,715)
RMBS – Non-Agency	14,204	(604)	240,946	(30,522)
CMBS	432,820	(6,816)	107,192	(8,957)
CDO	58,239	(217)	574,613	(42,717)
Other asset-backed securities	196,639	(2,149)	96,528	(6,691)
U.S. States and political subdivisions of the States	463,974	(23,124)	64,324	(7,646)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	2,130,792	(56,866)	306,873	(27,435)
Total fixed maturities and short-term investments - AFS	$8,871,868	$(230,109)	$2,117,444	$(189,457)
Total equity securities	$155,453	$(17,470)	$—	$—
Fixed maturities - HTM
Corporate	$46,034	$(941)	$642	$(27)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	11,894	(642)
Total fixed maturities - HTM	$46,034	$(941)	$12,536	$(669)
The Company had gross unrealized losses totaling $197.7 million on 1,930 securities out of a total of 7,660 held at September 30, 2014 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At September 30, 2014, the AFS - Excluding Life Funds Withheld Assets portfolio included structured credit securities with gross unrealized losses of $10.1 million, which had a fair value of $5.1 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $9.9 million on CDOs and $0.1 million on non-Agency RMBS.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$37,875	$22,517	$208,035	$160,555
Gross realized losses on investments sold	(26,918)	(21,288)	(68,662)	(74,822)
OTTI on investments, net of amounts transferred to other comprehensive income	(1,144)	(3,187)	(29,487)	(10,214)
	$9,813	$(1,958)	$109,886	$75,519
Net realized gains (losses) on investments - Life Funds Withheld Assets:
Gross realized gains	$4,511	$—	$5,135	$—
Gross realized losses on investments sold	(2,489)	—	(2,489)	—
OTTI on investments, net of amounts transferred to other comprehensive income	(7,494)	—	(16,265)	—
	$(5,472)	$—	$(13,619)	$—
Total net realized gains (losses) on investments	$4,341	$(1,958)	$96,267	$75,519

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The main components of the net impairment charges of $1.1 million for investments excluding Life Funds Withheld Assets for the three months ended September 30, 2014 were:

▪
$0.8 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•	$0.2 million related to certain equities as the holdings were in a loss position for more than 11 months.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates or the periods indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Opening balance at beginning of indicated period	$165,876	$202,862	$174,805	$268,707
Credit loss impairment recognized in the current period on securities not previously impaired	93	242	134	769
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,840)	(17,341)	(10,042)	(78,960)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	729	2,942	3,882	7,242
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,471)	(2,222)	(6,392)	(11,275)
Balance at September 30,	$162,387	$186,483	$162,387	$186,483
During the three months ended September 30, 2014 and 2013, the $1.8 million and $17.3 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $0.9 million and $3.1 million, respectively, of non-Agency RMBS.
During the nine months ended September 30, 2014 and 2013, the $10.0 million and $79.0 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $6.1 million and $63.3 million, respectively, of non-Agency RMBS.

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
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets at September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,688,527	$68,095	$340,822	$2,309	$1,005,610	$26,098	$2,572,227	$70,462
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$741,062	$245	$27,690	$9	$30,702	$266	$10,259	$8
Foreign exchange exposure	119,272	1,693	225,757	7,754	17,497	12	50,614	680
Credit exposure	2,221	198	14,270	9,997	—	—	340,020	15,128
Financial market exposure	36,974	222	46,282	537	58,232	1,111	14,821	77
Financial Operations Derivatives: (2)
Credit exposure	—	—	37,188	8,220	—	—	44,234	4,190
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	48,327	11,597	48,327	11,597	—	—	53,564	14,940
Modified coinsurance funds withheld contracts (3)	65,868	—	5,470,711	—	66,369	—	—	—
Total derivatives not designated as hedging instruments	$1,013,724	$13,955	$5,870,225	$38,114	$172,800	$1,389	$513,512	$35,023
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis.

(2)	Financial operations derivatives represent interests in variable interest entities as described in Note 12, “Variable Interest Entities."

(3)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at September 30, 2014 is the year to date net realized and unrealized loss on life retrocession embedded derivative of $189.6 million.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheets at September 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Balance Sheets
September 30, 2014 (U.S. dollars in thousands)	Gross Amounts Recognized in the Balance Sheets	Gross Amounts Offset in the Balance Sheets	Net Amounts in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$82,050	$7,579	$74,471	$—	$35,490	$38,981
Derivative Liabilities	$40,423	$7,579	$32,844	$—	$—	$32,844

December 31, 2013 (U.S. dollars in thousands)
Derivative Assets	$27,487	$1,342	$26,145	$—	$—	$26,145
Derivative Liabilities	$105,485	$1,342	$104,143	$—	$19,847	$84,296
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At September 30, 2014, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $35.5 million, and at December 31, 2013, the Company paid cash collateral related to foreign currency derivative positions and certain other derivative positions of $19.8 million. The assets related to the net collateral paid were recorded as Other assets within the balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and nine months ended September 30, 2014 and 2013:

		Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended September 30, 2014 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	—
Total	$—	$—	$—

Three Months Ended September 30, 2013
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(29,523)
Total	$(29,523)	$29,263	$(260)

Nine Months Ended September 30, 2014
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(15,663)
Total	$(15,663)	$15,407	$(256)

Nine Months Ended September 30, 2013
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(4,280)
Total	$(4,280)	$4,989	$709
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
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled, their cumulative reduction to interest expense, the remaining balance of the fair value hedges and the average years remaining to maturity at September 30, 2014 and 2013 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt September 30,		Fair Value Hedges - Deposit Liabilities September 30,
(U.S. dollars in thousands, except years)	2014	2013	2014	2013
Cumulative reduction to interest expense	$21,624	$17,879	$93,042	$33,379
Remaining balance	$—	$3,744	$140,153	$199,816
Weighted average years remaining to maturity	0.0	1.0	23.6	23.9

During the second quarter of 2014, the Company negotiated the termination of one of its larger structured indemnity contracts. This contract had previously been designated as a fair value hedge that was settled. The remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract was recorded as an adjustment to interest expense at the termination date. As a result of the termination, a net decrease of $28.7

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

million was recorded to interest expense reflecting the realization of the remaining balance of the fair value hedge adjustment, partially offset by an accretion rate adjustment due to changes in cash flows.
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and nine months ended September 30, 2014 and 2013, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the Foreign currency translation adjustment, net of tax, account within AOCI for the three and nine months ended September 30, 2014 and 2013:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,052,469	$2,758,577	$2,336,671	$2,623,594
Derivative gains (losses)	$64,593	$(58,852)	$63,383	$(4,373)
(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and nine months ended September 30, 2014 and 2013:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Investment Related Derivatives:
Interest rate exposure	$3,987	$4,334	$13,313	$4,822
Foreign exchange exposure	(576)	3,710	1,222	(578)
Credit exposure	384	(956)	391	(2,950)
Financial market exposure	(912)	1,553	2,467	4,170
Financial Operations Derivatives:
Credit exposure	915	(3,980)	(3,438)	(2,651)
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	—	175	2,257	6,178
Modified coinsurance funds withheld contract	1,333	(3,696)	2,584	(6,040)
Total gain (loss) recognized in income from derivatives not designated as hedging instruments	$5,131	$1,140	$18,796	$2,951
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	—	(260)	(256)	709
Net realized and unrealized gains (losses) on derivative instruments	$5,131	$880	$18,540	$3,660

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(201,264)	$—	$(218,810)	$—
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
(d)(ii) Financial Operations Derivatives - Credit Exposure
At September 30, 2014 and December 31, 2013, the Company held one credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio. This is a European project finance loan participation that benefits from a deficiency guarantee from the German state and federal governments, in the current amount of 68% of the outstanding exposure at September 30, 2014, following the scheduled expiry of a portion of this guarantee. An aggregate summary of the credit derivative exposure at September 30, 2014 and December 31, 2013 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands)	September 30, 2014	December 31, 2013
Principal outstanding	$35,789	$42,080
Interest outstanding	1,399	2,154
Aggregate outstanding exposure	$37,188	$44,234
Total liability recorded	$8,220	$4,190
Weighted average contractual term to maturity	3.0 years	3.7 years
Underlying obligations credit rating	CC	CC
At September 30, 2014 and December 31, 2013, there was no reported event of default on this obligation. However, the liability shown in the above table has been recorded due to the combination of the reduction in the deficiency guarantee percentage and a deterioration of the credit quality of the underlying obligations. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparty, or by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may be used in the determination of fair value, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivative is not traded to realize this resultant value.

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
In addition, the Company has entered into Life Retro Arrangements as described in Notes 2, "Significant Accounting Policies - (a) Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis" and " - (b) Reinsurance," and Note 3, "Sale of Life Reinsurance Subsidiary." The embedded derivative related to the Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.
The value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses subsequent to May 30, 2014 as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended September 30,		May 30 to September 30
(U.S. dollars in thousands)	2014	2013	2014	2013
Interest income	$(59,424)	—	(79,368)	—
Realized and unrealized gains (losses) on Life Funds Withheld Assets	(113,916)	—	(112,023)	—
Other	1,263	—	1,768	—
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(172,077)	$—	$(189,623)	$—
Net adjustments related to future policy benefit reserves, net of tax	$(18,376)	$—	$(18,376)	$—
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$(10,811)	$—	$(10,811)	$—
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(201,264)	$—	$(218,810)	$—
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such credit rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of September 30, 2014 and December 31, 2013 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	September 30, 2014	December 31, 2013
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$10,477	$47,703
Collateral posted to counterparty	$—	$13,260
8. Goodwill and Other Intangible Assets
During the first quarter of 2014, goodwill and intangible assets increased as a result of the completion of an acquisition. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets and liabilities at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill and intangible assets. The fair value of identifiable assets and liabilities acquired, as well as amounts recorded in the Company’s consolidated results since the acquisition date, are not material. The Company has goodwill and intangible assets of $450.4 million at September 30, 2014 related to the Reinsurance segment. The movement of this balance during the year to date is a result of this acquisition, the amortization of intangible assets with definite lives, and the impact of foreign currency translation.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Share Capital
(a) Authorized and Issued
Buybacks of Ordinary Shares
On February 22, 2013, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of its ordinary shares (the “Share Buyback Program”). At December 31, 2013, $275 million remained available for purchase under the Share Buyback Program. On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase. During the three and nine months ended September 30, 2014, the Company purchased and canceled 8.2 million and 19.5 million ordinary shares under the Share Buyback Program for $275.0 million and $625.0 million, respectively. At September 30, 2014, $442.6 million remained available for purchase under the Share Buyback Program.
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
During the nine months ended September 30, 2014, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $8.60 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.81%
Volatility	34.0%
Expected lives	6.0 years
During the nine months ended September 30, 2014, the Company granted 45,904 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.5 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends contingent upon the vesting of the restricted stock and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the nine months ended September 30, 2014, the Company granted approximately 1.9 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $57.0 million. Each restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share, and grants vest in three equal installments upon the first, second and third anniversary of the date of grant. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
During the nine months ended September 30, 2014, the Company granted approximately 0.6 million performance units (representing a potential maximum share payout of approximately 1.1 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $16.3 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee's continued service through the vesting date. Performance targets are based on relative and absolute financial performance metrics.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
All outstanding debt of the Company at September 30, 2014 and December 31, 2013 was issued by XLIT Ltd. (“XL-Cayman”), a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
On September 15, 2014, the $600 million principal amount outstanding on the 5.25% Senior Notes issued by XLIT Ltd. was repaid at maturity.
The Company was in compliance with all covenants by significant margins at September 30, 2014, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at September 30, 2014 and December 31, 2013 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	September 30, 2014 (1)	December 31, 2013 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$3,575,000	$3,575,000
Available letter of credit facilities - in use	$1,818,665	$1,895,425
Collateralized by certain assets of the Company’s investment portfolio	66.6%	67.6%
____________

(1)	At September 30, 2014 and December 31, 2013, there were seven available letter of credit facilities.

(2)
At September 30, 2014 and December 31, 2013, the revolving credit available under the November 2013 unsecured credit agreement, which provides for issuance of letters of credit and revolving credit loans up to $1 billion, was unutilized. The credit agreements entered into with Citicorp USA, Inc. in May through November 2013 (the "Citi Agreements") provide for issuance of letters of credit and revolving credit loans up to an aggregate amount of $575.0 million. At September 30, 2014, $575.0 million of letters of credit were issued under these agreements and therefore such amount is not included in this line item.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions
At each of September 30, 2014 and 2013, the Company owned minority stakes in six and five independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities, respectively. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and through these funds and partnerships, pays management and performance fees to the Company's Investment Manager Affiliates. See Item 8, Note 6, “Investments in Affiliates,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three and nine months ended September 30, 2014 and 2013, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below.

(U.S. dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reported net premiums written	$31,981	$27,289	$68,172	$51,444
Net losses and loss expenses incurred	$12,738	$9,274	$27,038	$21,039
Reported acquisition costs	$10,969	$7,207	$26,522	$17,914
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by New Ocean Capital Management Limited (“New Ocean”), as discussed in Note 12, “Variable Interest Entities”. Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean.
During the three and nine months ended September 30, 2014, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts.
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
During the third quarter of 2013, the Company, along with other investors, formed New Ocean, a new Bermuda-based company, to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during the three and nine months ended September 30, 2014. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.01 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2013, the Company, along with other investors, invested in a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the nine months ended September 30, 2014, New Ocean FCFL invested in a special purpose reinsurer, Vector Reinsurance Ltd (“Vector Re”), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from XL subsidiaries. Underwriting administration and claims services are provided to Vector Re by XL under service fee contracts which management believes were negotiated at arm's-length, while investment advisory services are provided by New Ocean.
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and Vector Re. Accordingly, included in the consolidated financial statements of the Company are New Ocean FCFL's and Vector Re's total net assets of $96.5 million and $46.5 million at September 30, 2014 and December 31, 2013, respectively. The Company’s share of revenue and net income in these VIEs was not material to the Company for three and nine months ended September 30, 2014. All inter-company transactions between XL entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL and Vector Re recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $35.2 million and $6.9 million at September 30, 2014 and December 31, 2013, respectively.
13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2014	2013	2014	2013

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$72,384	$135,648	$48,840	$759,136
Weighted average ordinary shares outstanding, in thousands - basic	264,353	285,393	270,494	289,957
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.27	$0.48	$0.18	$2.62

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding, in thousands - basic	264,353	285,393	270,494	289,957
Impact of share-based compensation and certain conversion features, in thousands	4,787	5,097	4,418	4,871
Weighted average ordinary shares outstanding, in thousands - diluted	269,140	290,490	274,912	294,828
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.27	$0.47	$0.18	$2.57
Dividends per ordinary share	$0.16	$0.14	$0.48	$0.42
For the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, ordinary shares available for issuance under share-based compensation plans of 4.7 million and 6.0 million, and 5.5 million and 6.3 million, respectively, were not included in the calculation of diluted earnings per ordinary share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies
(a) Financial Guarantee Exposures
A summary of the Company's outstanding financial guarantee exposures at September 30, 2014 and December 31, 2013 is as follows:

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	September 30, 2014	December 31, 2013
Opening number of financial guarantee contracts	3	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	—	(1)
Closing number of financial guarantee contracts	3	3
Principal outstanding	$108,255	$108,255
Interest outstanding	$—	$—
Aggregate exposure outstanding	$108,255	$108,255
Total gross claim liability recorded	$—	$—
Total unearned premiums and fees recorded	$24	$134
Weighted average contractual term to maturity in years	25.3	26.0
The Company's outstanding financial guarantee contracts at September 30, 2014 provide credit support for a variety of collateral types with the exposures comprised of an aggregate $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. At September 30, 2014, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at September 30, 2014.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at September 30, 2014, no such disclosures were considered necessary.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and nine months ended September 30, 2014 and 2013 are as follows:

Three months ended September 30, 2014 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,301,178	$(84,258)	$1,060	$(13,278)	$2,333	$1,207,035
OCI before reclassifications	51,133	—	(14,168)	418	—	37,383
Amounts reclassified from AOCI	(28,795)	6,078	87	—	83	(22,547)
Tax benefit (expense)	7,906	(115)	2,267	—	—	10,058
Net current period OCI - net of tax	30,244	5,963	(11,814)	418	83	24,894
Balance, end of period, net of tax	$1,331,422	$(78,295)	$(10,754)	$(12,860)	$2,416	$1,231,929

Three months ended September 30, 2013 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$789,451	$(101,751)	$41,763	$(20,597)	$1,894	$710,760
OCI before reclassifications	121,955	—	4,910	1,093	—	127,958
Amounts reclassified from AOCI	(5,516)	7,474	—	—	110	2,068
Tax benefit (expense)	(77,575)	(5)	(890)	—	—	(78,470)
Net current period OCI - net of tax	38,864	7,469	4,020	1,093	110	51,556
Balance, end of period, net of tax	$828,315	$(94,282)	$45,783	$(19,504)	$2,004	$762,316

Nine months ended September 30, 2014 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications	679,732	—	(23,688)	379	—	656,423
Amounts reclassified from AOCI	(125,770)	11,127	87	—	303	(114,253)
Tax benefit (expense)	(44,972)	(232)	(1,694)	—	—	(46,898)
Net current period OCI - net of tax	508,990	10,895	(25,295)	379	303	495,272
Balance, end of period, net of tax	$1,331,422	$(78,295)	$(10,754)	$(12,860)	$2,416	$1,231,929

Nine months ended September 30, 2013 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,591,210	$(121,371)	$69,399	$(20,892)	$1,674	$1,520,020
OCI before reclassifications	(667,099)	—	(25,665)	1,388	—	(691,376)
Amounts reclassified from AOCI	(102,618)	27,099	—	—	330	(75,189)
Tax benefit (expense)	6,822	(10)	2,049	—	—	8,861
Net current period OCI - net of tax	(762,895)	27,089	(23,616)	1,388	330	(757,704)
Balance, end of period, net of tax	$828,315	$(94,282)	$45,783	$(19,504)	$2,004	$762,316
____________

(1)
Included in these amounts is the impact of Shadow Adjustments. During the year ended December 31, 2013, the initial impact of $44.7 million was recorded. During the nine months ended September 30, 2014, additional net impacts of $423.2 million were recorded, resulting in a total cumulative net impact of shadow adjustments on future policy benefit reserves of $467.9 million at September 30, 2014.

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and nine months ended September 30, 2014 and 2013 are as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(18,665)	$(7,904)	$(151,049)	$(110,294)	Net realized gains (losses) on investments sold
	8,246	2,388	43,655	7,676	OTTI on investments
	$(18,376)	$—	$(18,376)	$—	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(28,795)	$(5,516)	$(125,770)	$(102,618)	Total before tax
	956	3,352	5,108	66	Provision (benefit) for income tax
	$(27,839)	$(2,164)	$(120,662)	$(102,552)	Net of tax
OTTI losses recognized in OCI:
	$5,686	$6,675	$9,030	$24,562	Net realized gains (losses) on investments sold
	392	799	2,097	2,537	OTTI on investments transferred to (from) OCI
	$6,078	$7,474	$11,127	$27,099	Total before tax
	(3)	(5)	(120)	(10)	Provision (benefit) for income tax
	$6,075	$7,469	$11,007	$27,089	Net of tax
Foreign Currency Translation:
Foreign exchange relating to affiliate investments	$87	$—	$87	$—	Exchange gains (losses) - before tax
	—	—	—	—	Provision (benefit) for income tax
	$87	$—	$87	$—	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$83	$110	$303	$330	Interest Expense
	—	—	—	—	Provision (benefit) for income tax
	$83	$110	$303	$330	Net of tax

Total reclassifications for the period, gross of tax	$(22,547)	$2,068	$(114,253)	$(75,189)
Tax benefit (expense)	953	3,347	4,988	56
Total reclassifications for the period, net of tax	$(21,594)	$5,415	$(109,265)	$(75,133)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following is a discussion of our financial condition, liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. Unless the context otherwise indicates, references herein to “the Company,” “we,” “us,” or “our” are to XL Group plc, an Irish public limited company (“XL-Ireland”), and its consolidated subsidiaries.
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
This discussion and analysis should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented in Exhibit 99.3 to our Current Report on Form 8-K filed on October 31, 2014 and the audited Consolidated Financial Statements and Notes thereto, presented under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

▪	changes in the size of our claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date;

▪	trends in rates for property and casualty insurance and reinsurance;

▪	the timely and full recoverability of reinsurance placed by us with third parties, or other amounts due to us;

▪	changes in the projected amount of ceded reinsurance recoverables and the credit ratings and creditworthiness of reinsurers;

▪	actual loss experience from insured or reinsured events and the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

▪
increased competition on the basis of pricing, capacity, coverage terms or other factors, such as the increased inflow of third party capital into reinsurance markets, which could harm our ability to maintain or increase our business volumes or profitability;

▪	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

▪
changes in the global financial markets, including the effects of inflation on our business, including on pricing and reserving, increased government involvement or intervention in the financial services industry, and changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of our investments, financing plans and access to such markets or general financial condition;

▪	our ability to successfully implement our business strategy;

▪	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

▪
the potential impact on us from government-mandated insurance coverage for acts of terrorism, including the effects from market dislocations if the Terrorism Risk and Insurance Act is not renewed on a timely basis or at all;

▪	changes in credit ratings or rating agency policies or practices;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments that could result in changes to investment valuations;

▪
changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturity securities before their anticipated recovery;

▪	the availability of borrowings and letters of credit under our credit facilities;

▪	the ability of our subsidiaries to pay dividends to XL Group and XL-Cayman;

▪
the potential effect of legislative or regulatory developments in the jurisdictions in which we operate, such as those that could impact the financial markets or increase our business costs and required capital levels, including but not limited to changes in regulatory capital balances that must be maintained by our operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets;

▪	the effects of business disruption, economic contraction or economic sanctions due to global political and social conditions such as war, terrorism or other hostilities, or pandemics;

▪	changes in regulations or laws applicable to us or our subsidiaries, brokers or customers;

▪	the actual amount of new and renewal business and acceptance of our products and services, including new products and services and the materialization of risks related to such products and services;

▪	changes in the availability, cost or quality of ceded reinsurance;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	loss of key personnel;

▪	changes in accounting standards, policies or practices or the application thereof;

▪	the effects of mergers, acquisitions and divestitures, including our ability to realize the value or benefits expected as a result of the life retrocession arrangements;

▪
changes in general economic conditions, including new or continued sovereign debt concerns in Euro-Zone countries or downgrades of U.S. securities by credit rating agencies, which could affect our financial condition, results of operations, liquidity or cash flows;

▪
developments related to bankruptcies or other financial concerns of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that we may have as a counterparty;

▪	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

▪	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms; and

▪	the other factors set forth in Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other documents on file with the SEC.
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
EXECUTIVE OVERVIEW
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview,” included in Exhibit 99.3 to our Current Report on Form 8-K filed on October 31, 2014. That discussion is updated with the disclosures set forth below.

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three and nine months ended September 30, 2014 and 2013:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to ordinary shareholders	$72,384	$135,648	$48,840	$759,136
Earnings (loss) per ordinary share – basic	$0.27	$0.48	$0.18	$2.62
Earnings (loss) per ordinary share – diluted	$0.27	$0.47	$0.18	$2.57
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	264,353	285,393	270,494	289,957
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	269,140	290,490	274,912	294,828
Sale of Life Reinsurance Subsidiary
Our net income (loss) attributable to ordinary shareholders and other financial measures as shown above for the nine months ended September 30, 2014 has been affected primarily by the sale of our life reinsurance subsidiary that was completed during the second quarter of 2014. For further information on this transaction (the "Life Retro Arrangements") and its impact on our net income (loss) attributable to ordinary shareholders and other financial measures for the nine months ended September 30, 2014 see “Significant Items Affecting the Results of Operations" below and Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Underwriting profit (loss) - P&C operations	$144,375	$76,900	87.7%	$457,195	$349,612	30.8%
Combined ratio - P&C operations	90.1%	95.0%	(4.9)pts	89.4%	92.2%	(2.8)pts
Net investment income (1)	$169,956	$237,921	(28.6)%	$616,753	$716,935	(14.0)%
Operating net income (2)	$187,088	$154,628	21.0%	$705,313	$656,087	7.5%
Operating net income per ordinary share (2)	$0.70	$0.53	$0.17	$2.57	$2.23	$0.34
Annualized return on average ordinary shareholders’ equity (2)	2.9%	5.5%	(2.6)pts	0.7%	9.9%	(9.2)pts
Annualized operating return on average ordinary shareholders’ equity (2)	7.5%	6.2%	1.3pts	9.5%	8.6%	0.9pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	8.6%	6.7%	1.9pts	10.5%	9.6%	0.9pts

(U.S. dollars)	September 30, 2014	June 30, 2014	Change (Three Months)	September 30, 2014	December 31, 2013	Change (Nine Months)
Book value per ordinary share (2)	$37.81	$37.39	$0.42	$37.81	$35.92	$1.89
Fully diluted tangible book value per ordinary share (2)	$35.40	$35.09	$0.31	$35.40	$33.86	$1.54
____________

(1)	Represents Net investment income - excluding Life Funds Withheld Assets.

(2)	Represents a non-GAAP financial measure as discussed further below.

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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the three and nine months ended September 30, 2014 and 2013 was consistent with the combined ratio, discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Loss and loss expense ratio	59.1%	64.9%	(5.8)	58.5%	61.9%	(3.4)
Acquisition expense ratio	12.4%	15.0%	(2.6)	12.9%	14.9%	(2.0)
Operating expense ratio	18.6%	15.1%	3.5	18.0%	15.4%	2.6
Underwriting expense ratio	31.0%	30.1%	0.9	30.9%	30.3%	0.6
Combined ratio	90.1%	95.0%	(4.9)	89.4%	92.2%	(2.8)

Three months ended September 30, 2014 vs. 2013: The 4.9 percentage point reduction in our combined ratio was the result of a decrease in the loss ratio of 5.8 percentage points, mainly due to lower levels of natural catastrophe losses and other large loss events in 2014, partially offset by lower favorable prior year reserve development in 2014 compared to the same period of 2013. The underwriting expense ratio increase of 0.9 percentage points was mainly driven by an increase in operating expenses as a result of higher compensation costs from increased headcount as a result of business expansion, partially offset by a decrease in acquisition expenses due to a change in the reinsurance structure in the Professional business group in our Insurance segment.
Nine months ended September 30, 2014 vs. 2013: The 2.8 percentage point reduction in our combined ratio was the result of a decrease in the loss ratio of 3.4 percentage points, mainly due to lower levels of natural catastrophe losses and other large loss events in 2014, partially offset by lower favorable prior year reserve development in 2014 compared to the same period of 2013. The underwriting expense ratio increase of 0.6 percentage points was driven by an increase in operating expenses as a result of higher compensation costs from increased headcount as a result of business expansion, partially offset by a decrease in acquisition expenses due to a change in the reinsurance structure in the Professional business group in our Insurance segment and lower profit commissions within the Reinsurance segment in 2014.
For further information on our combined ratio, see “Income Statement Analysis” below.

Net investment income
Net investment income - excluding Life Funds Withheld Assets, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under “Investment Activities” below for a discussion of our net investment income for the three and nine months ended September 30, 2014.
Operating net income and Operating net income per ordinary share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income attributable to the Life Retro Arrangements, (2) our net realized gains and losses on investments, net of tax, (3) our net realized and unrealized gains and losses on derivatives, net of tax, (4) our net realized and unrealized gains and losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, net of tax, (5) our share of items (2) and (3) for our insurance company affiliates for the periods presented, (6) our loss on the sale of the life reinsurance subsidiary, XLLR, net of tax, and (7) our foreign exchange gains and losses, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” below.
Operating net income per ordinary share is calculated by dividing non-GAAP operating net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
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
The following table presents our ROE for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
ROE	2.9%	5.5%	(2.6)pts	0.7%	9.9%	(9.2)pts
Three months ended September 30, 2014 vs. 2013: The decrease in our ROE for the three months ended September 30, 2014 as compared to the same period of 2013 was due to the decrease in our net income attributable to ordinary shareholders as a result of the Net realized and unrealized losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets of $201.3 million during the three months ended September 30, 2014 as compared to the same period of 2013 where we did not have this derivative instrument.
Nine months ended September 30, 2014 vs. 2013: The decrease in our ROE for the nine months ended September 30, 2014 as compared to the same period of 2013 was due to the decrease in our net income attributable to ordinary shareholders as a result of the after-tax net loss on the sale of our life reinsurance subsidiary, XLLR, of $621.3 million and Net realized and unrealized losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets of $218.8 million. These items were partially offset by an improvement in our P&C operations' combined ratio for the nine months ended September 30, 2014 as compared to the same period of 2013, as described above.
For more information on the the after-tax net loss on sale of our life reinsurance subsidiary, XLLR, and the Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets see at Item 1, Note 3, "Sale of Life Reinsurance Subsidiary" and Note 7, "Derivative Instruments - (d)(iii) Other Non-Investment Derivatives," respectively, to the Unaudited Consolidated Financial Statements included herein.
Annualized operating return on average ordinary shareholders’ equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Operating ROE	7.5%	6.2%	1.3pts	9.5%	8.6%	0.9pts
Three and nine months ended 2014 vs. 2013: The increase in our Operating ROE was the result of higher operating net income in 2014 due to the improvement in our P&C combined ratio for the three and nine months ended September 30, 2014 as compared to the same periods of 2013. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
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
The following table presents our Operating ROE ex-UGL for the three months ending September 30:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Operating ROE ex-UGL	8.6%	6.7%	1.9pts	10.5%	9.6%	0.9pts
Three and nine months ended 2014 vs. 2013: The increase in our Operating ROE ex-UGL was the result of the higher operating net income in 2014 due to the factors discussed above as part of Operating ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $9.8 billion and $10.0 billion and the number of ordinary shares outstanding was 260.3 million and 278.3 million at September 30, 2014 and December 31, 2013, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share at September 30, 2014, June 30, 2014 and December 31, 2013:

(U.S. dollars)	September 30, 2014	June 30, 2014	Change (Three Months)	September 30, 2014	December 31, 2013	Change (Nine Months)
Book value per ordinary share	$37.81	$37.39	$0.42	$37.81	$35.92	$1.89
Three months ended September 30, 2014: The increase in our book value per ordinary share was primarily due to increases in net unrealized gains on investments and underwriting income generated by our P&C operations, combined with the benefit of share buyback activity.
Nine months ended September 30, 2014: The increase in our book value per ordinary share was primarily due to increases in net unrealized gains on investments and underwriting income generated by our P&C operations, combined with the benefit of share buyback activity, partially offset by the after-tax net loss on sale of our life reinsurance subsidiary and payment of dividends. Further detail regarding the impact of the life reinsurance transaction is included at "Significant Items Affecting Results of Operations" below, and at Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
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
The following table presents our fully diluted tangible book value per ordinary share at September 30, 2014, June 30, 2014 and December 31, 2013:

(U.S. dollars)	September 30, 2014	June 30, 2014	Change (Three Months)	September 30, 2014	December 31, 2013	Change (Nine Months)
Fully diluted tangible book value per ordinary share	$35.40	$35.09	$0.31	$35.40	$33.86	$1.54
Three and nine months ended 2014 vs. 2013: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three and nine months ended September 30, 2014 and 2013:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to ordinary shareholders	$72,384	$135,648	$48,840	$759,136
Net investment income - Life Funds Withheld Assets	(56,474)	—	(75,639)	—
Net realized (gains) losses on investments, net of tax - excluding Life Funds Withheld Assets	(8,860)	5,306	(104,898)	(75,462)
Net realized gains (losses) on investments - Life Funds Withheld Assets	5,472	—	13,619	—
Net realized and unrealized (gains) losses on derivative instruments, net of tax	(5,131)	(880)	(18,537)	(3,660)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	201,264	—	218,810	—
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	8	(108)	(2,728)	(363)
Loss on sale of life reinsurance subsidiary, net of tax	—	—	621,323	—
Foreign exchange (gains) losses, net of tax	(21,575)	14,662	4,523	(23,564)
Operating net income (loss)	$187,088	$154,628	$705,313	$656,087
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders - diluted	$0.27	$0.47	$0.18	$2.57
Operating net income (loss) - diluted	$0.70	$0.53	$2.57	$2.23
Weighted average ordinary shares outstanding, in thousands:
Basic	264,353	285,393	270,494	289,957
Diluted	269,140	290,490	274,912	294,828
Diluted - Operating net income	269,140	290,490	274,912	294,828
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$9,841,054	$9,907,896	$9,841,054	$9,907,896
Unrealized (gain) loss on investments, net of tax (at period end)	$(1,253,127)	$(734,033)	$(1,253,127)	$(734,033)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$8,702,648	$9,189,366	$8,926,159	$9,107,051
Average ordinary shareholders' equity for the period	$9,937,672	$9,900,233	$9,919,344	$10,208,987
Operating net income (loss)	$187,088	$154,628	$705,313	$656,087
Annualized operating net income (loss)	$748,352	$618,512	$940,417	$874,783
Annualized operating ROE	7.5%	6.2%	9.5%	8.6%
Annualized operating ROE ex-UGL	8.6%	6.7%	10.5%	9.6%

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and nine months ended September 30, 2014 have been affected by, among other things, the following significant items:
1)    The sale of our life reinsurance subsidiary;
2)    The current underwriting environment; and
3)    Market movement impacts on our investment portfolio.
1) Sale of Life Reinsurance Subsidiary
On May 1, 2014, XL Insurance (Bermuda) Ltd (“XLIB”) entered into a sale and purchase agreement with GreyCastle Holdings Ltd. (“GreyCastle”) providing for the sale of 100% of the common shares of XL Life Reinsurance (SAC) Ltd (subsequently renamed Greycastle Life Reinsurance (SAC) Ltd) (“XLLR”), a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. This transaction was completed on May 30, 2014. As a result of the transaction, XLLR reinsures the majority of our life reinsurance business via 100% quota share reinsurance. This transaction covers a substantial portion of our life reinsurance reserves. We announced the run-off of our life reinsurance business in 2009.
The run-off life reinsurance business, including the business subject to the transaction, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, we no longer consider the Life operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” See Note 5, "Segment Information" for further information. In addition, the designated investments that support certain life retrocession arrangements on a funds withheld basis ("Life Funds Withheld Assets") within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 6, "Investments," for further information.
All of the reclassified securities are included within Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separately report the Life Funds Withheld Assets from the rest of the Company's investments.
At May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of this transaction, we have retained approximately $0.4 billion of these reserves, and have recorded a reinsurance recoverable from XLLR of $4.8 billion. Under the terms of the transaction, we continue to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GreyCastle is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" on the unaudited consolidated balance sheets. The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million recorded in the three months ended June 30, 2014.
At September 30, 2014, gross future policy benefit reserves relating to the run-off life operations were approximately $5.0 billion, of which we have retained approximately $0.4 billion, after consideration of our future policy benefit reserves recoverable from XLLR of $4.6 billion. The net funds withheld liability included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" was $0.9 billion and we continued to own $5.5 billion of assets supporting the Life Retro Arrangements.
For further information on the Life Retro Arrangements see “Income Statement Analysis - Impact of Life Retro Arrangements” below.
2) The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
Overall rate changes were flat for the quarter with a 1.0% increase for the nine months ended September 30, 2014. Momentum slowed as pricing slipped below loss trend in several lines and as markets, particularly the shorter-tail lines, continued to deteriorate. Nonetheless, approximately two thirds of our product lines still showed positive rate increases for the year to date. In the third quarter, our North America businesses were flat overall, as rate reductions of 4% in property were offset by rate increases of 7% in environmental and 1% in excess casualty. Our International P&C and Global Professional businesses achieved rate increases in the 1% range, adversely impacted by property and high excess Director & Officer business, respectively. Our Specialty businesses were most severely impacted with an overall rate decrease of 2.5%, reflecting ongoing competitive aviation markets.
Growth was strong in our North America P&C and Specialty business groups in the third quarter. Our construction and excess casualty businesses contributed to growth in North America. New teams in both our marine and crisis management businesses contributed to the strong new business growth in Specialty. Professional was flat for the quarter, with growth in our cyber and design books offset by the timing of a large renewal in our International financial lines book. Our International P&C business group was down in the quarter due to underwriting changes implemented as a result of under-performance in our energy and Lloyd’s middle market books.
Reinsurance
For the three and nine months ended September 30, 2014 premium levels are reflective of the highly competitive environment across the reinsurance market. Our mid-year renewals, specifically in our U.S. property catastrophe book, saw risk adjusted rate reductions. There was also downward pricing pressure in our International businesses and we were impacted by high levels of competition on proportional placements in both short and long-term markets with intense pressure on terms and conditions, particularly ceding commissions.
3) Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended September 30, 2014, the negative mark to market change of $120.8 million on our available for sale ("AFS") investments was primarily driven by small increases in US government bond rates combined with slight spread widening in US and UK credit sensitive bonds. This represents an approximately 0.3% depreciation in average assets for the three months ended September 30, 2014.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices during the three months ended September 30, 2014:

	Interest Rate Movement for the three months ended September 30, 2014 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended September 30, 2014 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+13 basis points (5 year Treasury)	+10 basis points (US Corporate A rated)
+4 basis points (US Mortgage Master Index)
+15 basis points (US CMBS, AAA rated)
United Kingdom	-25 basis points (10 year Gilt)	+9 basis points (UK Corporate, AA rated)
Euro-zone	-20 basis points (5 year Bund)	-4 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended September 30, 2014 totaled $9.8 million, including net realized gains of $11.0 million from sales of equities and other investments partially offset by net realized losses of approximately $1.1 million related to other than temporary impairments ("OTTI") charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.
During the nine months ended September 30, 2014, the positive mark to market change of $967.8 million on our AFS investments was primarily driven by the benefit of a $424.9 million unrealized gain when our held to maturity assets were reclassified to available for sale investments, as well as government rate decreases in the U.K. and Europe. This represents an approximately 2.4% appreciation in average assets for the nine months ended September 30, 2014.

The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices during the nine months ended September 30, 2014:

	Interest Rate Movement for the nine months ended September 30, 2014 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2014 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+1 basis points (5 year Treasury)	-14 basis points (US Corporate A rated)
-6 basis points (US Mortgage Master Index)
-6 basis points (US CMBS, AAA rated)
United Kingdom	-60 basis points (10 year Gilt)	+8 basis points (UK Corporate, AA rated)
Euro-zone	-77 basis points (5 year Bund)	-19 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the nine months ended September 30, 2014 totaled $109.9 million, including net realized losses of approximately $29.5 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.

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
Buybacks of Ordinary Shares
On February 22, 2013, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares (the “Share Buyback Program”). At December 31, 2013, $275 million remained available for purchase under the Share Buyback Program. On February 21, 2014, we announced that the XL-Ireland Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase. During the three and nine months ended September 30, 2014, we purchased and canceled 8.2 million and 19.5 million ordinary shares under the Share Buyback Program for $275.0 million and $625.0 million, respectively. At September 30, 2014, $442.6 million remained available for purchase under the Share Buyback Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
Repayment of the 5.25% Senior Notes due September 2014
On September 15, 2014, the $600 million principal amount outstanding on the 5.25% Senior Notes issued by XLIT Ltd. was repaid at maturity. For further detail see Item 1, Note 10, "Notes Payable and Debt," to the Unaudited Consolidated Financial Statements included herein.
Risk Management
Our risk management and risk appetite framework is detailed in “Business - Enterprise Risk Management,” included in Exhibit 99.2 to our Current Report on Form 8-K filed on October 31, 2014. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at September 30, 2014 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at September 30, 2014 (3)
North Atlantic	Windstorm	July 1, 2014	$1,248	12.8%	$1,669	17.1%
North America	Earthquake	July 1, 2014	721	7.4%	1,307	13.4%
Europe	Windstorm	July 1, 2014	549	5.6%	770	7.9%
Japan	Earthquake	July 1, 2014	230	2.4%	293	3.0%
Japan	Windstorm	July 1, 2014	145	1.5%	205	2.1%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

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

Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is a European Union directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as providing for a new supervisory regime for the insurance industry. The Omnibus II directive which was agreed to by the European Commission, the European Parliament and the Council of Ministers sets a Solvency II implementation date of January 1, 2016. The Central Bank of Ireland and Prudential Regulation Authority have issued proposed interim guidelines on applying the European Insurance and Occupational Pensions Authority (“EIOPA”) guidelines for authorized firms to ensure their eventual readiness for Solvency II. Management continues to prepare for the implementation of Solvency II. See “Business - Regulation,” included in Exhibit 99.2 to our Current Report on Form 8-K filed on October 31, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” included in Exhibit 99.3 to our Current Report on Form 8-K filed on October 31, 2014.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements,” included in Exhibit 99.3 to our Current Report on Form 8-K filed on October 31, 2014 and Item 1, Note 12, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction as described in Item 1, Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements, we no longer consider our Life operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” Subsequent to the completion of the transaction, XLLR reinsures the majority of our life reinsurance business through the Life Retro Arrangements. Our general investment and financing operations are reflected in Corporate and Other. The run-off business subject to the Life Retro Arrangements was, prior to June 30, 2014, reported within our Life operations segment. Prior period information has been re-presented to reflect the current presentation.
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

INCOME STATEMENT ANALYSIS
Segment Results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$1,324,418	$1,259,986	5.1%
Net premiums written	956,185	993,659	(3.8)%
Net premiums earned	1,018,416	1,104,012	(7.8)%
Net losses and loss expenses	650,256	762,782	(14.8)%
Acquisition costs	95,992	136,421	(29.6)%
Operating expenses	218,281	192,936	13.1%
Underwriting profit (loss)	$53,887	$11,873	N/M
Net results – structured products	3,571	4,104	(13.0)%
Net fee income and other (expense)	(3,826)	(2,187)	74.9%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
IPC	$220,798	$235,530	(6.3)%
NAPC	504,749	446,835	13.0%
Professional	356,490	360,646	(1.2)%
Specialty	242,381	216,975	11.7%
Total	$1,324,418	$1,259,986	5.1%
Gross premiums written increased by 5.1%. The following is a summary of the premium movements by business group:

▪
IPC - decrease of 6.3% driven by decreases in pricing and lower retention rates in general property, energy, and Lloyd's middle market business lines, partially offset by increases in pricing in primary casualty and new business in international middle market business lines.

▪
NAPC - increase of 13.0% largely attributable to an increase in new business in risk management, programs, surety and construction business lines, as well as higher renewals in risk management, excess casualty, programs and construction business lines.

▪
Professional - decrease of 1.2% mainly attributable to lower retention in international and a decrease in new business in Bermuda, partially offset by increased renewals in the select and design professional business lines.

▪	Specialty - increase of 11.7% due to new business in marine, political risk, and aerospace business lines, partially offset by lower retention rates in the aerospace business line.
Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 4.5%, compared to the 5.1% shown above.
Net Premiums Written
The decrease of 3.8% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums is largely attributable to a modification in our reinsurance structure within our Professional group to one that utilizes proportional reinsurance in order to take advantage of favorable market terms. In addition, an increase in cessions within NAPC contributed to the higher ceded premiums written.
Net Premiums Earned
The decrease of 7.8% is attributable to higher ceded premiums written and earned in the Professional business group due to the modification in the reinsurance structure mentioned above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	63.8%	69.1%	(5.3)
Acquisition expense ratio	9.4%	12.4%	(3.0)
Operating expense ratio	21.5%	17.4%	4.1
Underwriting expense ratio	30.9%	29.8%	1.1
Combined ratio	94.7%	98.9%	(4.2)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended		Percentage
	September 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	63.8%	69.1%	(5.3)
Prior year reserve development	2.0%	0.3%	1.7
Loss ratio excluding prior year development	65.8%	69.4%	(3.6)
Loss Ratio - excluding prior year development
The 3.6 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of medium and large loss events in the three months ended September 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2014 were $2.9 million higher than in the same period of 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2014 compared to the same period of 2013 decreased by 4.0 percentage points to 64.0% due to lower levels of attritional losses.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2014	2013
Property	$(13,710)	$(3,452)
Casualty	(2,061)	(724)
Professional	(1,369)	(69)
Specialty	(2,529)	(339)
Other (1)	(106)	1,019
Total	$(19,775)	$(3,565)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year reserve development of $19.8 million was mainly attributable to the following:

▪
For property lines, net prior year development was $13.7 million favorable. This was driven by better than expected loss experience reported for the non-catastrophe exposures predominantly in the 2013 accident year.

▪	For casualty lines, net prior year development was $2.1 million favorable due mainly to a reduction in the reinsurance bad debt reserves for the Bermuda book.

▪	For professional lines, net prior year development was $1.4 million favorable due mainly to a reduction in the reinsurance bad debt reserves for the Bermuda book.

▪	For specialty lines, net prior year development was $2.5 million favorable. This was driven by better than expected large loss experience reported for the non-catastrophe exposures in marine.

▪	For other lines, net prior year development was $0.1 million favorable.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The increase of 1.1 percentage points was due to an increase in the operating expense ratio of 4.1 percentage points, partially offset by a decrease in the acquisition expense ratio of 3.0 percentage points, as follows:

▪
Operating expense ratio - increased 4.1 percentage points largely due to an increase in expenses associated with business expansion, including higher compensation expense and higher professional fees for the three months ended September 30, 2014 compared to the same period of 2013, as well as the unfavorable impact from our modified reinsurance structure mentioned above.

▪	Acquisition expense ratio - decreased largely due to the favorable impact of our modified reinsurance structure mentioned above.
Net Results - Structured Products
Net results from structured insurance products, which decreased from the prior year, includes net investment income of $8.6 million and $9.7 million and net interest (income)/expense of $5.0 million and $5.6 million, for the three months ended September 30, 2014 and 2013, respectively. The decrease in the net results from the prior year quarter was mainly due to a reduction in investment income resulting from a lower asset base, reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Net Fee Income and Other
The decrease compared to the same period of 2013 in net fee income and other was driven by run-off of certain Syndicates within the IPC Lloyd's business.

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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$276,284	$349,854	(21.0)%
Net premiums written	258,061	333,720	(22.7)%
Net premiums earned	435,257	446,617	(2.5)%
Net losses and loss expenses	209,332	243,738	(14.1)%
Acquisition costs	84,800	95,797	(11.5)%
Operating expenses	50,637	42,055	20.4%
Underwriting profit (loss)	$90,488	$65,027	39.2%
Net results – structured products	1,720	2,359	(27.1)%
Net fee income and other	601	597	0.7%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Bermuda	$36,006	$39,931	(9.8)%
North America	121,748	189,500	(35.8)%
International	118,530	120,423	(1.6)%
Total	$276,284	$349,854	(21.0)%

Gross premiums written decreased by 21.0%. The following is a summary of the premium movements by business group:

▪	Bermuda - decrease of 9.8% due to unfavorable timing of property catastrophe renewals and premium adjustments to policies incepting in prior periods.

▪	North America - decrease of 35.8% due to unfavorable timing of casualty treaty renewals and decreases in shares, and cancellations in casualty treaty and property lines.

▪
International - decrease of 1.6%, mainly driven by decreases in shares, policy cancellations and unfavorable timing of renewals in European casualty treaty and Latin America, largely offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses.

Foreign exchange rate movements did not significantly impact our gross premiums written.
Net Premiums Written
The decrease of 22.7% resulted from the gross written premium decreases outlined above together with an increase in ceded written premiums, mainly related to agricultural business in North America.
Net Premiums Earned
The decrease of 2.5% is attributable to the overall earn through of lower current year net premiums, partially offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses, as noted above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	48.1%	54.6%	(6.5)
Acquisition expense ratio	19.5%	21.4%	(1.9)
Operating expense ratio	11.6%	9.4%	2.2
Underwriting expense ratio	31.1%	30.8%	0.3
Combined ratio	79.2%	85.4%	(6.2)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended		Percentage
	September 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	48.1%	54.6%	(6.5)
Prior year reserve development	3.5%	16.9%	(13.4)
Loss ratio excluding prior year development	51.6%	71.5%	(19.9)
Loss Ratio - excluding prior year development
The 19.9 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the three months ended September 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2014 were $58.1 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2014 compared to the same period of 2013 decreased by 6.9 percentage points to 48.9% due to lower levels of attritional losses and the impact of a reinstatement premium adjustment on prior period non-catastrophe losses, as noted above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Reinsurance segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2014	2013
Property and other short-tail lines	$(9,986)	$(53,784)
Casualty and other long-tail lines	(5,370)	(21,815)
Total	$(15,356)	$(75,599)
Net favorable prior year reserve development of $15.4 million for the three months ended September 30, 2014 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $10.0 million. Details of the significant components are as follows:

▪	For property catastrophe lines, net prior year development was $7.5 million favorable driven primarily by reductions on 2013 catastrophe losses.

▪	For property other lines, net prior year development was $10.2 million favorable primarily due to better than expected development on attritional losses in the International and Bermuda portfolios.

▪
For marine and aviation lines, net prior year development was $7.7 million unfavorable driven primarily by a $12.2 million increase on large claims in the 2012 accident year partially offset by better than expected development on attritional losses, mainly in International.

▪	Net favorable prior year development for the long-tailed lines totaled $5.4 million. Details of the significant components are as follows:

▪	For casualty lines, net prior year development was $0.1 million unfavorable.

▪
For other lines, net prior year development was $5.5 million favorable comprising of $3.7 million better than expected development on attritional losses and $1.8 million favorable development on major catastrophe and large losses.

Underwriting Expense Ratio
The increase of 0.3 percentage points was due to an increase in the operating expense ratio of 2.2 percentage points partially offset by a decrease in the acquisition expense ratio of 1.9 percentage points, as follows:

▪	Operating expense ratio - increased 2.2 percentage points due to higher compensation costs, which includes the expansion of our agricultural business in North America.

▪	Acquisition expense ratio - decreased due to changes to the structure of our agricultural business in North America, and profit based commission adjustments in Bermuda in the prior year quarter.
Net Results - Structured Products
Net results from structured reinsurance products, which decreased 27.1% from the prior year quarter, includes net investment income of $8.3 million and $8.4 million, interest expense of $6.2 million and $6.0 million and operating expenses of $0.4 million and nil, for the three months ended September 30, 2014 and 2013, respectively. The decrease in the net results from the prior year quarter was mainly due to operating expenses incurred during the three months ended September 30, 2014 relating to one of the larger structured indemnity contracts.
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
Subsequent to the transaction as described above and in Item 1, Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, we no longer consider our Life operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” The run-off business subject to the Life Retro Arrangements was, prior to June 30, 2014, reported within our Life operations segment. Prior period information has been re-presented to reflect the current presentation.

Impact of Life Retro Arrangements
Subsequent to the completion of the life transaction, as described in Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the net contribution from the Company's life reinsurance business subject to Life Retro Arrangements is nil. The underwriting results from this retroceded business from January 1, 2014 through May 30, 2014 are included within the Company's contribution from life operations. The impact of the Life Retro Arrangements (primarily relating to the Life Funds Withheld Assets) on the Company's results for the three months ended September 30, 2014 were as follows:

Impact of Life Retro Arrangements	Three months ended September 30,
(U.S. dollars in thousands)	2014
Underwriting profit (loss) (1)	$3,711
Net investment income - Life Funds Withheld Assets	56,474
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	2,022
OTTI on investments - Life Funds Withheld Assets	(7,494)
Exchange (gains) losses	2,062
Other income and expenses	124
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(201,264)
Net income (loss)	$(144,365)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	93,921
Change in adjustments related to future policy benefit reserves, net of tax	51,286
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	2,869
Comprehensive income (loss)	$3,711
____________

(1)
The underwriting profit of $3.7 million relates to a premium adjustment during the three months ended September 30, 2014 relating to the Life Retro Arrangements transaction which was completed on May 30, 2014. Excluding this transaction related impact the changes to other comprehensive income relating to the Life Retro Arrangements was $148.1 million.

As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is minimal impact on our comprehensive income in any period. For a further information on the life retrocession embedded derivative, see Item 1, Note 7(d)(iii), “Derivative Instruments - Other Non-Investment Derivatives,” to the Unaudited Consolidated Financial Statements included herein.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013
Total Return on Investments (1)	0.5%	1.0%

Other Portfolios (2)
Alternative portfolio (3)	1.1%	(0.6)%
Equity portfolio	(2.2)%	7.3%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents the P&C operations only.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended August 31, 2014 and 2013, respectively for both equity and non-equity alternative funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments, net realized and unrealized gains (losses) on derivative instruments for the three months ended September 30, 2014 and 2013:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net investment income (1)	$169,956	$237,921	(28.6)%
Net income (loss) from investment fund affiliates (2)	24,500	5,079	NM
Net realized gains (losses) on investments	9,813	(1,958)	NM
Net realized and unrealized gains (losses) on derivative instruments	5,131	880	NM
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 28.6% was primarily due to the impact of the Life Retro Arrangements since all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. For further information on the Life Retro Arrangements see Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
In addition, a reduction in investment yields as a result of lower reinvestment rates contributed to the net investment income decrease. We estimate that approximately $3.0 billion of assets with an average gross book yield of 2.9% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended September 30, 2014 on our portfolio of 1.9%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended September 30, 2014 was significantly higher than the same period of 2013. Alternative investment fund returns were strong and considerably ahead of the prior year quarter’s modest results, driven by both fundamental and systematic strategies. Private investment fund returns were also significantly stronger in the quarter than the prior year quarter's results.
Net Realized Gains and Losses on Investments
Net realized gains of $9.8 million in the three months ended September 30, 2014 included the following:

▪	Net realized gains of $11.0 million resulted primarily from sales of equities, partially offset by losses on other investments.

▪	Realized losses of approximately $1.1 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$0.8 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$0.2 million related to certain equities as the holdings were in a loss position for more than 11 months.
Net realized losses on investments of $2.0 million in the three months ended September 30, 2013 included realized losses of $3.2 million related to the write-down of certain of our structured securities and medium term notes with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $1.2 million.

Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivative instruments of $5.1 million in the three months ended September 30, 2014 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from operating affiliates (1)	$20,021	$24,590	(18.6)%
Exchange (gains) losses	(23,348)	20,303	N/M
Corporate operating expenses	55,322	61,427	(9.9)%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(201,264)	—	N/M
Interest expense (2)	31,703	26,342	20.4%
Income tax expense (benefit)	30,057	897	NM
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2014 and 2013:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from investment manager affiliates	$15,900	$9,986	59.2%
Net income (loss) from strategic operating affiliates	4,121	14,604	(71.8)%
Net income (loss) from operating affiliates	$20,021	$24,590	(18.6)%
Net Income from Investment Manager Affiliates
The increase of 59.2% principally reflects the exceptional second quarter of 2014 investment performance for several investment manager affiliates, leading to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results.
Net Income from Strategic Operating Affiliates
The decrease of 71.8% was largely due to lower current period income related to an insurance affiliate that writes direct U.S. homeowners insurance.
Exchange Gains and Losses
The foreign exchange gains of $23.3 million in the three months ended September 30, 2014 were a result of an overall strengthening of the value of the U.S. dollar against most of our major currency exposures, particularly the Euro, Swiss franc and U.K. sterling. In the three months ended September 30, 2013, foreign exchange losses of $20.3 million were produced as a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, principally the U.K. sterling, the Euro, the Canadian dollar and the Swiss franc.

Corporate Operating Expenses
The decrease of 9.9% was mainly a result of a decrease in professional fees, marketing and information technology expenses, partially offset by increased compensation expenses.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements as described in Notes 2, "Significant Accounting Policies - (a) Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis and (b) Reinsurance," and Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 20.4% was a result of the overall increase in our debt following the issuance of XL-Cayman's 2.30% Senior Notes due 2018 and its 5.25% Senior Notes due 2043 during the fourth quarter of 2013. For further information about our debt financing, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1, Note 10, “Notes Payable and Debt and Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $30.1 million and $0.9 million were incurred in the three months ended September 30, 2014 and 2013, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applicable to each of the years, applied to our operating income in the respective periods, and the tax calculated on non-operating items.

Segment Results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$4,513,749	$4,230,161	6.7%
Net premiums written	3,080,432	3,232,010	(4.7)%
Net premiums earned	3,014,846	3,201,646	(5.8)%
Net losses and loss expenses	1,917,076	2,134,622	(10.2)%
Acquisition costs	300,855	405,075	(25.7)%
Operating expenses	635,265	571,447	11.2%
Underwriting profit (loss)	$161,650	$90,502	78.6%
Net results – structured products	40,106	11,821	N/M
Net fee income and other (expense)	(8,605)	(5,481)	57.0%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
IPC	$1,181,924	$1,151,451	2.6%
NAPC	1,491,312	1,354,148	10.1%
Professional	1,095,808	1,034,924	5.9%
Specialty	744,705	689,638	8.0%
Total	$4,513,749	$4,230,161	6.7%
Gross premiums written increased by 6.7%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 2.6% driven mainly by new business and higher pricing in primary casualty and increased renewal premiums in international middle market, partially offset by lower new business in the construction business line and lower renewed premiums in the general property and energy business lines.

▪
NAPC - increase of 10.1% largely driven by higher renewed premiums in the excess casualty, surplus lines, programs and construction business lines partially offset by lower pricing in property and program business lines.

▪	Professional - increase of 5.9% largely attributable to the international professional, select and design professional lines of business due to higher renewed premiums.

▪
Specialty - increase of 8.0% due to new business in crisis management and political risk business lines, partially offset by lower new business and unfavorable renewed premiums in the specie business line and weaker pricing in aviation and marine business lines.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 5.6%, compared to the 6.7% shown above.
Net Premiums Written
The decrease of 4.7% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums primarily relates to a modification in our reinsurance structure to one that utilizes proportional reinsurance in our Professional business group in order to take advantage of favorable market terms. In addition, an increase in global property and construction writings that involve cessions to co-insurers and/or the captive insurance operations of our insureds, and higher cessions within NAPC and Specialty, contributed to the higher ceded premiums written.

Net Premiums Earned
The decrease of 5.8% is attributable to the increase in ceded premiums written and earned in the Professional business group due to the modification in the reinsurance structure and increased reinsurance participation in the NAPC property, construction and excess casualty business lines. Partially offsetting this was growth in net premiums from Professional select and design business lines, Specialty political risk and crisis management business and NAPC surplus lines, construction and surety business lines.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	63.6%	66.7%	(3.1)
Acquisition expense ratio	10.0%	12.7%	(2.7)
Operating expense ratio	21.0%	17.8%	3.2
Underwriting expense ratio	31.0%	30.5%	0.5
Combined ratio	94.6%	97.2%	(2.6)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the nine months ended September 30, 2014:

	Nine Months Ended		Percentage
	September 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	63.6%	66.7%	(3.1)
Prior year reserve development	2.1%	1.9%	0.2
Loss ratio excluding prior year development	65.7%	68.6%	(2.9)
Loss Ratio - excluding prior year development
The 2.9% percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the nine months ended September 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the nine months ended September 30, 2014 were $44.9 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the nine months ended September 30, 2014 compared to the same period of 2013 decreased by 1.5 percentage points to 64.1%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Insurance segment for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2014	2013
Property	$(39,677)	$(23,630)
Casualty	37,213	(4,104)
Professional	245	16,549
Specialty	(42,092)	(71,045)
Other (1)	(20,797)	20,083
Total	$(65,108)	$(62,147)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.

Net favorable prior year development of $65.1 million was mainly attributable to the following:

▪
For property lines, net prior year development was $39.7 million favorable. This was driven by better than expected loss experience reported for the non-catastrophe exposures predominantly in the 2011 to 2013 accident years. It was also driven by a reduction of $5.6 million in prior year catastrophe losses primarily in the 2011 accident year.

▪
For casualty lines, net prior year development was $37.2 million unfavorable. This was driven by deterioration in pollution site claims principally in the 2010 and 2013 accident years that led to a strengthening of $37.8 million in environmental.

▪	For professional lines, net prior year development was $0.2 million unfavorable.

▪
For specialty lines, net prior year development was $42.1 million favorable. This was driven by better than expected loss experience reported for the non-catastrophe exposures principally in the 2008 to 2012 accident years that led to a release of $31.3 million in aerospace. It was also driven by a reduction of $5.3 million in prior year catastrophe losses related primarily to Hurricane Rita in marine.

▪	For other lines, net prior year development was $20.8 million favorable driven by the favorable settlement of a 2003 claim in one of our discontinued lines.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The increase of 0.5 percentage points was due to an increase in the operating expense ratio of 3.2 percentage points partially offset by a decrease in the acquisition expense ratio of 2.7 percentage points, as follows:

▪
Operating expense ratio - increased 3.2 percentage points largely due to the unfavorable impact of the modification of our reinsurance structure mentioned above as well as increased compensation expenses from business expansion and higher professional fees for the nine months ended September 30, 2014 compared to the same period of 2013.

▪	Acquisition expense ratio - decreased largely due to the favorable impact of the modification of our reinsurance structure mentioned above and a change in the mix of business.
Net Results - Structured Products
Net results from structured insurance products, which increased from the prior year, includes net investment income of $26.5 million and $28.3 million and net interest (income) expense of $(13.6) million and $16.5 million, for the nine months ended September 30, 2014 and 2013, respectively. The increase in the net results from the prior year period was from the negotiated termination of one of our larger structured indemnity contracts. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.
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

Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$1,627,121	$1,728,765	(5.9)%
Net premiums written	1,486,680	1,597,550	(6.9)%
Net premiums earned	1,289,431	1,301,726	(0.9)%
Net losses and loss expenses	601,897	652,588	(7.8)%
Acquisition costs	252,909	267,930	(5.6)%
Operating expenses	139,080	122,098	13.9%
Underwriting profit (loss)	$295,545	$259,110	14.1%
Net results – structured products	8,023	5,871	36.7%
Net fee income and other	1,938	1,749	10.8%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Bermuda	$576,712	$555,832	3.8%
North America	358,952	420,405	(14.6)%
International	691,457	752,487	(8.1)%
Other (1)	—	41	(100.0)%
Total	$1,627,121	$1,728,765	(5.9)%
____________

(1)	Other relates to discontinued structured indemnity.
Gross premiums written decreased by 5.9%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 3.8% due to new business and favorable renewals on whole account and property treaty businesses.

▪
North America - decrease of 14.6% largely due to unfavorable renewal activity within casualty treaty and property treaty business lines, partially offset by increased agricultural premiums within our property treaty business.

▪
International - decrease of 8.1%, mainly driven by lower casualty and property treaty renewals due to decreases in shares and competitive market conditions in Europe and Latin America, including the non-renewal of a U.K. motor business quota share, partially offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written decreased by 5.6%, compared to the 5.9% shown above.
Net Premiums Written
The decrease of 6.9% resulted from the gross written premium decreases outlined above together with an increase in ceded written premiums, mainly related to agricultural business in North America.
Net Premiums Earned
The decrease of 0.9% is mainly attributable to lower casualty and property written premiums in Europe due to competitive market conditions and the overall earn through of lower current year premiums globally, partially offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses, as noted above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	46.7%	50.1%	(3.4)
Acquisition expense ratio	19.6%	20.6%	(1.0)
Operating expense ratio	10.8%	9.4%	1.4
Underwriting expense ratio	30.4%	30.0%	0.4
Combined ratio	77.1%	80.1%	(3.0)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended		Percentage
	September 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	46.7%	50.1%	(3.4)
Prior year reserve development	7.2%	12.9%	(5.7)
Loss ratio excluding prior year development	53.9%	63.0%	(9.1)
Loss Ratio - excluding prior year development
The 9.1 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the nine months ended September 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the nine months ended September 30, 2014 were $96.6 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the nine months ended September 30, 2014 compared to the same period of 2013 decreased by 1.3 percentage points to 51.4%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by business group relating to the Reinsurance segment for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2014	2013
Property and other short-tail lines	$(55,624)	$(100,301)
Casualty and other long-tail lines	(37,684)	(66,580)
Total	$(93,308)	$(166,881)
Net favorable prior year reserve development of $93.3 million for the nine months ended September 30, 2014 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $55.6 million. Details of the significant components are as follows:

▪	For property catastrophe lines, net prior year development was $2.9 million unfavorable. Modest reserve increases on 2010 and 2013 catastrophe losses were offset by releases on other events.

▪	For property other lines, net prior year development was $34.0 million favorable driven by better than expected attritional loss development.

▪
For marine and aviation lines, net prior year development was $24.5 million favorable comprised of $27.0 million favorable development driven by better than expected attritional loss development mainly in Europe, partially offset by $2.5 million unfavorable development on major catastrophe and large losses.

▪	Net favorable prior year development for the long-tailed lines totaled $37.7 million. Details of the significant components are as follows:

▪	For casualty lines, net prior year development was $22.2 million favorable due to better than expected development on attritional losses mainly in Europe and North America.

▪
For other lines, net prior year development was $15.6 million favorable primarily due to better than expected development on attritional losses. Approximately half of the favorable development emanates from the Bermuda portfolio with the remainder spread across Latin America, North America and Europe.

Underwriting Expense Ratio
The increase of 0.4 percentage points was due to an increase in the operating expense ratio of 1.4 percentage points, partially offset by a decrease in the acquisition expense ratio of 1.0 percentage points, as follows:

▪
Operating expense ratio - increased in the nine months ended September 30, 2014 compared to the same period in 2013 due to higher compensation costs associated with the expansion of agricultural business in North America and capital markets in Bermuda in 2014.

▪	Acquisition expense ratio - decreased due to profit commission on ceded property catastrophe business in Bermuda and lower profit commissions in International on European casualty business.
Net Results - Structured Products
Net results from structured reinsurance products, which increased 36.7% from the prior year period, includes net investment income of $26.0 million and $25.6 million, interest expense of $17.3 million and $19.7 million and operating expenses of $0.7 million and nil, for the nine months ended September 30, 2014 and 2013, respectively. The increase in the net results from the prior year period was mainly due to a reduction in interest expense resulting from changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
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
Subsequent to the transaction as described above and in Item 1, Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, we no longer consider our Life operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” The run-off business subject to the Life Retro Arrangements was, prior to June 30, 2014, reported within our Life operations segment. Prior period information has been re-presented to reflect the current presentation.

Impact of Life Retro Arrangements
Subsequent to the completion of the life transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the net contribution from the U.K. and European life reinsurance business subject to Life Retro Arrangements is nil. The underwriting results from this retroceded business from January 1, 2014 through May 30, 2014 are included within the contribution from life operations. The impact of the Life Funds Withheld Assets on our results from the completion of the transaction on May 30, 2014 through September 30, 2014 were as follows:

Impact of Life Retro Arrangements	May 30 to September 30
(U.S. dollars in thousands)	2014
Underwriting profit (loss) (1)	$3,711
Net investment income - Life Funds Withheld Assets	75,639
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	2,646
OTTI on investments - Life Funds Withheld Assets	(16,265)
Exchange (gains) losses	2,062
Other income and expenses	105
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(218,810)
Net income (loss)	$(150,912)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	106,218
Change in adjustments related to future policy benefit reserves, net of tax	51,286
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	(2,881)
Comprehensive income (loss)	$3,711
____________

(1)
The underwriting profit of $3.7 million relates to a premium adjustment during the three months ended September 30, 2014 relating to the Life Retro Arrangements transaction which was completed on May 30, 2014. Excluding this transaction related impact the changes to other comprehensive income relating to the Life Retro Arrangements was $154.6 million.

As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is minimal impact on our comprehensive income in any period. For a further information on the life retrocession embedded derivative, see Item 1, Note 7(d)(iii), “Derivative Instruments - Other Non-Investment Derivatives,” to the Unaudited Consolidated Financial Statements included herein.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
Total Return on Investments (1)	4.3%	0.1%

Other Portfolios (2)
Alternative portfolio (3)	5.2%	7.6%
Equity portfolio	4.7%	13.1%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents P&C operations and five months of run-off life operations.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the nine months ended August 31, 2014 and 2013, respectively, for both equity and non-equity alternative funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net investment income (1)	$616,753	$716,935	(14.0)%
Net income (loss) from investment fund affiliates (2)	75,486	83,843	(10.0)%
Net realized gains (losses) on investments	109,886	75,519	45.5%
Net realized and unrealized gains (losses) on derivative instruments	18,540	3,660	N/M
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 14.0% was primarily due to the impact of the Life Retro Arrangements since all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. For further information on the Life Retro Arrangements see Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
In addition, a reduction in investment yields as a result of lower reinvestment rates contributed to the net investment income decrease. We estimate that approximately $3.0 billion of assets with an average gross book yield of 2.9% will mature and pay down over the next 12 months compared to the average new money rate in the nine months ended September 30, 2014 on our portfolio of 1.8%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the nine months ended September 30, 2014 was strong but lagged modestly behind very strong results from the same period of 2013. Alternative investment fund returns were strong in the first nine months of this year and generally diversified across strategies, while very strong equity market returns and moderate volatility during the same period last year were highly supportive of alternative fund returns, in particular for market-directional strategies. Similarly, private investment fund returns were also strong for the nine months ended September 30, 2014 but down moderately from the prior year period's results.
Net Realized Gains and Losses on Investments
Net realized gains on investments of $109.9 million included the following:

▪	Net realized gains of $139.4 million resulted primarily from sales of equities and other investments.

▪	Realized losses of approximately $29.5 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

•	$12.5 million related to Other Investments.

▪	$10.5 million related to certain equities as the holdings were in a loss position for more than 11 months.

▪
$1.7 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$2.5 million related to foreign exchange losses.

Net realized gains on investments of $75.5 million in the nine months ended September 30, 2013 included realized losses of $10.2 million related to the write-down of certain of our structured securities and medium term notes and currency loses with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $85.7 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized losses on derivatives of $18.5 million in the nine months ended September 30, 2014 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from operating affiliates (1)	$94,044	$88,413	6.4%
Exchange (gains) losses	8,234	(24,463)	N/M
Corporate operating expenses	163,155	163,504	(0.2)%
Loss on sale of life reinsurance subsidiary	666,423	—	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(218,810)	—	N/M
Interest expense (2)	96,147	78,599	22.3%
Income tax expense	58,724	73,248	(19.8)%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from investment manager affiliates	$56,030	$55,510	0.9%
Net income (loss) from strategic operating affiliates	38,014	32,903	15.5%
Net income (loss) from operating affiliates	$94,044	$88,413	6.4%

Net Income from Investment Manager Affiliates
The results for the nine months ended September 30, 2014 are in line with results for the same period in 2013, as are the performance drivers, which include growth in assets under management for most investment manager affiliates and strong incentive fees for those affiliate managers that charge such fees.
Net Income from Strategic Operating Affiliates
The increase of 15.5% was largely due to higher current period income related to an insurance affiliate that writes direct U.S. homeowners insurance, with more modest favorable variances from several other operating affiliates.
Exchange Gains and Losses
The foreign exchange losses of $8.2 million in the nine months ended September 30, 2014 were a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, particularly the Canadian dollar, and the Euro, partially offset by a weakening in the U.K. sterling. In the nine months ended September 30, 2013, foreign exchange gains of $24.5 million were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro, and the Swiss franc.
Corporate Operating Expenses
The marginal decrease of 0.2% was a result of decreased professional fees, offset by increases in compensation costs.
Loss on Sale of Life Reinsurance Subsidiary
The loss on sale of life reinsurance subsidiary was due to the sale of 100% of the common shares of XLLR, a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. For a further discussion, see Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements as described in Notes 2, "Significant Accounting Policies - (a) Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis and (b) Reinsurance" and Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 22.3% was a result of the overall increase in our debt following the issuance of the 2.30% Senior Notes due 2018 and the 5.25% Senior Notes due 2043 during the fourth quarter of 2013. For further information about our debt financing, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1, Note 10, “Notes Payable and Debt and Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $58.7 million and $73.2 million were incurred in the nine months ended September 30, 2014 and 2013, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applicable to each of the years, applied to our operating income in the respective periods, and the tax calculated on non-operating items.

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
As described in Item 1, Note 3, "Sale of Life Reinsurance Subsidiary" and Note 6, “Investments,” to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.

At September 30, 2014 and December 31, 2013, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $31.3 billion and $36.6 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,353,734	7.5%	$1,800,832	4.9%
Net receivable/ (payable) for investments sold/ (purchased)	(58,466)	(0.2)%	84,603	0.2%
Accrued investment income	330,149	1.1%	346,809	0.9%
Short-term investments	281,887	0.9%	456,288	1.2%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported	2,127,508	6.8%	2,501,851	6.8%
Corporate - Financials (2)	2,915,738	9.3%	3,481,991	9.5%
Corporate - Non Financials (2)	6,511,287	20.8%	7,643,839	20.9%
RMBS – Agency	3,334,882	10.7%	3,546,122	9.7%
RMBS – Non-Agency	435,654	1.4%	398,768	1.1%
CMBS	1,099,253	3.5%	1,246,795	3.4%
CDO	746,635	2.4%	717,313	2.0%
Other asset-backed securities	1,157,465	3.7%	1,242,104	3.4%
U.S. States and political subdivisions of the States	1,981,459	6.3%	1,845,812	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,233,178	13.5%	4,875,541	13.3%
Total fixed maturities - AFS	$24,543,059	78.4%	$27,500,136	75.1%
Fixed maturities - held to maturity ("HTM"):
U.S. Government and Government-Related/Supported	—	—%	10,993	—%
Corporate - Financials (2)	—	—%	269,547	0.7%
Corporate - Non Financials (2)	—	—%	1,117,316	3.1%
RMBS – Non-Agency	—	—%	66,987	0.2%
CMBS	—	—%	144,924	0.4%
Other asset-backed securities	—	—%	106,540	0.3%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—%	1,142,388	3.1%
Total fixed maturities - HTM	$—	—%	$2,858,695	7.8%
Equity securities	960,368	3.1%	1,040,237	2.8%
Investments in affiliates	1,599,586	5.1%	1,370,943	3.8%
Other investments	1,277,442	4.1%	1,164,630	3.3%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$31,287,759	100.0%	$36,623,173	100.0%

Fixed Maturities - Life Funds Withheld Assets	$5,263,085	100.0%	$—	—%
____________

(1)	Carrying value represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)
Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $152.4 million and $154.6 million and an amortized cost of $141.1 million and $147.7 million at September 30, 2014 and December 31, 2013, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At both September 30, 2014 and December 31, 2013, the average credit quality of our total fixed income portfolio (consisting of corporate debt, U.S. Agency debt and related mortgage-backed securities, non-U.S. Sovereign Government and Government-Related securities, various types of structured credit, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa3(AA-).” Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value (2)	Percent of Total	Carrying Value	Percent of Total
AAA	$11,239	42.6%	$12,957	40.6%
AA	5,516	20.9%	6,738	21.1%
A	6,381	24.2%	7,761	24.3%
BBB	2,393	9.1%	3,654	11.4%
BB and below	819	3.1%	792	2.5%
Not rated	34	0.1%	18	0.1%
Total	$26,382	100.0%	$31,920	100.0%
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
Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $197.7 million on 1,930 securities out of a total of 7,660 held at September 30, 2014 in our AFS portfolio. We consider these securities to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•
gross unrealized losses of $40.8 million related to the Corporate holdings. Securities in a gross unrealized loss position had a fair value of $2.2 billion at September 30, 2014. Of the gross unrealized losses, $13.3 million related to financial institutions.

•
gross unrealized losses of $26.3 million related to Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”). Securities in a gross unrealized loss position had a fair value of $611.9 million at September 30, 2014.

•
gross unrealized losses of $19.0 million related to Non-Agency RMBS securities (which consist of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $257.7 million at September 30, 2014. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through September 30, 2014 on these asset classes.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at September 30, 2014:

(U.S. dollars in thousands)	September 30, 2014
Security Type and Length of Time in a Continual Unrealized Loss Position (1)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(37,164)	$3,430,769
At least 6 months but less than 12 months	(5,315)	210,849
At least 12 months but less than 2 years	(64,323)	2,421,969
2 years and over	(75,946)	979,635
Total	$(182,748)	$7,043,222
Equities
Less than 6 months	$(12,876)	$215,340
At least 6 months but less than 12 months	(2,086)	11,058
Total	$(14,962)	226,398
____________

(1)	Excludes Life Funds Withheld Assets.

The following is the maturity profile of the available for sale fixed income securities that were in a continual gross unrealized loss position at September 30, 2014:

	September 30, 2014
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (1)
Less than 1 year remaining	$(15,416)	$403,562
At least 1 year but less than 5 years remaining (2)	(46,887)	2,939,630
At least 5 years but less than 10 years remaining (2)	(26,745)	1,218,846
At least 10 years but less than 20 years remaining (2)	(7,921)	160,429
At least 20 years or more remaining (2)	(6,819)	178,997
RMBS - Agency	(21,729)	833,845
RMBS - Non-Agency	(18,960)	252,813
CMBS	(7,493)	302,987
CDO	(26,339)	611,890
Other asset-backed securities	(4,439)	140,223
Total	$(182,748)	$7,043,222
____________

(1)	Excludes Life Funds Withheld Assets.

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
At September 30, 2014, we had structured securities with gross unrealized losses of $19.0 million on non-Agency RMBS, $26.3 million on Core CDOs and $7.5 million on CMBS holdings. Included in these securities are mortgage and asset-backed securities that had a fair value of $5.1 million, gross unrealized losses of $10.1 million and a cumulative fair value decline of greater than 50% of amortized cost. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.

European Sovereign Debt Crisis (Excluding Life Funds Withheld Assets)
As developed markets emerged from recession globally, several key nations within the European Union (the "EU") - particularly Greece, Italy, Ireland, Portugal and Spain (the “European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these sovereigns' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been greatly reduced.
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations which currently have a fair value of $77.9 million at September 30, 2014. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various alternative and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our alternative and private fund managers have increased their exposure to these countries. We estimate that, as of September 30, 2014, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $125 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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
Valuation Methodology of Level 3 Assets and Liabilities
Refer to Item 1, Note 4, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At September 30, 2014, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at September 30, 2014.
Fair Value of Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
At September 30, 2014, the fair value of Level 3 assets and liabilities as a percentage of our total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at September 30, 2014	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,127,508	$—	—%
Corporate	9,427,025	7,042	0.1%
RMBS – Agency	3,334,882	6,482	0.2%
RMBS – Non-Agency	435,654	10	—%
CMBS	1,099,253	—	—%
CDO	746,635	742,483	99.4%
Other asset-backed securities (1)	1,157,465	12,050	1.0%
U.S. States and political subdivisions of the States	1,981,459	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,233,178	—	—%
Total Fixed maturities, at fair value	$24,543,059	$768,067	3.1%
Equity securities, at fair value	960,368	—	—%
Short-term investments, at fair value	281,887	—	—%
Total investments available for sale	$25,785,314	$768,067	3.0%
Cash equivalents (1)	1,385,127	—	—%
Other investments (2)	1,001,269	146,535	14.6%
Other assets (3)	74,471	11,597	15.6%
Total assets carried at fair value	$28,246,181	$926,199	3.3%
Liabilities
Financial instruments sold, but not yet purchased (4)	$35,062	$—	—%
Other liabilities (5)	32,844	29,797	90.7%
Total liabilities carried at fair value	$67,906	$29,797	43.9%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $276.2 million at September 30, 2014.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased, are included within “Payable for investments purchased” on the balance sheets.

(5)	Other liabilities include derivative instruments, reported on a gross basis.

At September 30, 2014, our Level 3 assets represented approximately 3.3% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 43.9% of liabilities that are measured at fair value but less than 1% of total liabilities at September 30, 2014.
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
Gross unpaid losses and loss expenses totaled $19.9 billion and $20.5 billion at September 30, 2014 and December 31, 2013, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the nine months ended September 30, 2014:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2013	$20,481,065	$(3,414,735)	$17,066,330
Losses and loss expenses incurred	3,017,046	(498,071)	2,518,975
Losses and loss expenses (paid) / recovered	(3,236,654)	476,271	(2,760,383)
Foreign exchange and other	(324,475)	28,317	(296,158)
Balance at September 30, 2014	$19,936,982	$(3,408,218)	$16,528,764
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable,” included in Exhibit 99.3 to our Current Report on Form 8-K filed on October 31, 2014 and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Net reinsurance recoverables were $3.4 billion at September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, net reinsurance balances receivable were $166.3 million and $118.9 million, respectively. The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	September 30, 2014	December 31, 2013
Reinsurance balances receivable	$201,671	$163,066
Reinsurance recoverable on future policy benefits (excluding balances related to the Life Retro Arrangements)	22,916	20,493
Reinsurance recoverable on unpaid losses and loss expenses	3,447,681	3,456,088
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(74,851)	(85,532)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,597,417	$3,554,115

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
XL-Ireland's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included in our Annual Report on Form 10-K for the year ended December 31, 2013. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At September 30, 2014, XL-Ireland had $3.0 billion in distributable reserves.
At September 30, 2014, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $42.2 million and $0.6 billion, respectively, compared to $12.7 million and $1.6 billion, respectively, at December 31, 2013.
All of our outstanding debt at September 30, 2014 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, “Statutory Financial Data,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
Sources of Liquidity
At September 30, 2014, on a consolidated basis we had cash and cash equivalents of approximately $2.4 billion as compared to approximately $1.8 billion at December 31, 2013. We have three main sources of cash flows - those provided by operations, investing activities and financing activities:

(U.S. dollars in thousands)	September 30, 2014	September 30, 2013
Operating activities	$728,025	$852,889
Investing activities	$1,505,790	$(569,868)
Financing activities	$(1,634,019)	$(766,247)
Effects of exchange rate changes on foreign currency cash	$(46,894)	$(4,259)
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
During the nine months ended September 30, 2014, net cash flows provided by operating activities were $728.0 million compared to net cash flows provided by operating activities of $852.9 million for the same period in 2013. The decrease was driven by lower net income during the nine months ended September 30, 2014 compared to the same period of 2013, partially offset by increases in other components of non-cash working capital, primarily, the loss on sale of subsidiary.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including investments in our affiliates, or the acquisition of subsidiaries.
Net cash provided by investing activities was $1.5 billion in the nine months ended September 30, 2014 compared to net cash used of $569.9 million for the same period in 2013. These cash flows were associated with the normal purchase and sale of portfolio investments. As further outlined in Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited

Consolidated Financial Statements included herein, the company received sale proceeds of $570 million in cash during the nine months ended September 30, 2014.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 6, “Investments - Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At September 30, 2014 and December 31, 2013, the Company had $15.7 billion and $15.5 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the nine months ended September 30, 2014, net cash flows used in financing activities was $1.6 billion compared to net cash used of $766.2 million for the same period in 2013. During the nine months ended September 30, 2014 and 2013, financing cash flows were predominantly impacted by share buybacks, the repayment of debt and the repayment of deposit liabilities. For information regarding share buyback activity and the repayment of debt, see "Other Key Focuses of Management - Buybacks of Ordinary Shares" and "Other Key Focuses of Management - Repayment of the 5.25% Senior Notes due September 2014," respectively. The cash outflows associated with the repayment of deposit liabilities were primarily from a negotiated termination of one of our larger structured indemnity contracts, during the second quarter of 2014, together with normal course cashflows from the remaining deposit accounted transactions.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”
Capital Resources
At September 30, 2014 and December 31, 2013, we had total shareholders' equity of $11.2 billion and $11.3 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	September 30, 2014	December 31, 2013
Non-controlling interests - Series D preference ordinary shares	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares	999,500	999,500
Non-controlling interests - Other	35,220	7,165
Ordinary share capital	9,841,054	9,997,633
Total ordinary shares and non-controlling interests	$11,220,774	$11,349,298
Notes payable and debt	1,662,206	2,260,436
Total	$12,882,980	$13,609,734
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	September 30, 2014	December 31, 2013
Ordinary shareholders’ equity – beginning of period	$9,997,633	$10,510,077
Net income (loss) attributable to ordinary shareholders	48,840	1,059,916
Share buybacks	(626,775)	(675,616)
Share issues	5,443	12,665
Ordinary share dividends	(130,713)	(162,043)
Change in accumulated other comprehensive income	495,272	(783,363)
Share-based compensation and other	51,354	35,997
Ordinary shareholders’ equity – end of period	$9,841,054	$9,997,633
Debt
The following table presents our debt under outstanding securities and lenders' commitments at September 30, 2014:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolver	$1,000,000	$—	2018	$—	$—	$—	$—
2.30% Senior Notes	300,000	297,178	2018	—	—	300,000	—
5.75% Senior Notes	400,000	396,984	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,893	2024	—	—	—	350,000
6.25% Senior Notes	325,000	323,022	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,129	2043	—	—	—	300,000
	$2,675,000	$1,662,206		$—	$—	$300,000	$1,375,000
Adjustment to carrying value - impact of fair value hedges		$—
Total	$2,675,000	$1,662,206
“In Use/Outstanding” data represent September 30, 2014 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

At September 30, 2014, banks and investors provided us with $2.7 billion of debt capacity, of which $1.7 billion was utilized. This debt capacity consists of:

▪	a revolving credit facility of $1.0 billion; and

▪
senior unsecured notes of approximately $1.7 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At September 30, 2014, there were five outstanding issues of senior unsecured notes:

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

At September 30, 2014, $575 million of letters of credit were issued under the 2013 Citi Agreements (as defined below) and therefore this facility is not available for revolving credit loans.
Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At both September 30, 2014 and December 31, 2013, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively.
Letter of Credit Facilities and other sources of collateral
At September 30, 2014, we had seven letter of credit (“LOC”) facilities in place with total availability of $3.6 billion, of which $1.8 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$32,143	2018	$—	$—	$1,000,000	$—
LOC Facility (2)	1,000,000	788,080	2018	—	—	1,000,000	—
LOC Facility	750,000	287,901	Continuous	—	—	—	750,000
LOC Facility	250,000	135,541	Continuous	—	—	—	250,000
LOC Facility (3)	275,000	275,000	2015	275,000	—	—	—
LOC Facility (3)	200,000	200,000	2015	—	200,000	—	—
LOC Facility (3)	100,000	100,000	2016	—	100,000	—	—
Total LOC facilities	$3,575,000	$1,818,665		$275,000	$300,000	$2,000,000	$1,000,000
____________

(1)	This letter of credit facility includes $1.0 billion that is also included in the “5-year revolver” listed under Debt. See the discussion regarding the Syndicated Credit Agreements (defined below).

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)	We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.

In November 2013, we (i) entered into two new credit agreements (together, the "Syndicated Credit Agreements"), which provided for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $2 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the secured credit agreements dated March 25, 2011 and December 9, 2011, and the unsecured credit agreement dated December 9, 2011, which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $3 billion.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for the issuance of up to $1 billion of letters of credit and (ii) an unsecured credit agreement, which provides for the issuance of up to $1 billion of letters of credit and revolving credit loans. We have the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the Syndicated Credit Agreements.
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
As described in Item 1, Note 3, "Sale of Life Reinsurance Subsidiary," and Note 6, “Investments,” to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at September 30, 2014 and December 31, 2013:

(Foreign currency in millions)	September 30, 2014	December 31, 2013
Euro	407.5	88.7
U.K. Sterling	242.7	47.3
Swiss Franc	116.5	107.9
Canadian Dollar	165.8	133.8
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.6 years at September 30, 2014.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) at September 30, 2014:

Percentage of Aggregated Fixed Income Portfolio (1)(2)
AAA	42.6%
AA	20.9%
A	24.2%
BBB	9.1%
BB or Below	3.1%
NR	0.1%
Total	100.0%
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
At September 30, 2014, the average credit quality of our aggregate fixed income investment portfolio was “Aa3(AA-)." Our $9.9 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+," our $9.6 billion portfolio of corporates was rated “A," and our $6.8 billion structured securities portfolio was rated "AA+."
We are closely monitoring our corporate financial bond holdings given the events of the past six years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our investment portfolio at September 30, 2014, representing both amortized cost and net unrealized gains (losses):

	September 30, 2014
Issuer (by Global Ultimate Parent) (1)(2) (U.S. dollars in millions)	Weighted Average Credit Quality (3)	Amortized Cost	Unrealized Gain/ (Loss)
WELLS FARGO & COMPANY	A+	$179.8	$4.4
JPMORGAN CHASE & CO.	A	152.8	4.9
RABOBANK NEDERLAND NV	AA-	143.8	5.8
BANK OF AMERICA CORPORATION	BBB+	142.3	2.9
CITIGROUP INC.	A-	130.3	4.9
THE GOLDMAN SACHS GROUP, INC.	A-	113.6	5.5
THE BANK OF NOVA SCOTIA	AA	102.5	0.8
UBS AG	AA	101.5	3.5
WESTPAC BANKING CORPORATION	AA	90.4	3.5
THE PNC FINANCIAL SERVICES GROUP, INC.	A	84.9	1.6
LLOYDS BANKING GROUP PLC	AA+	84.9	4.7
MORGAN STANLEY	A-	81.9	2.1
COMMONWEALTH BANK OF AUSTRALIA	AA+	80.9	2.3
BERKSHIRE HATHAWAY INC.	AA-	79.8	2.0
U.S. BANCORP	A+	76.0	0.2
HSBC HOLDINGS PLC	A+	75.9	0.7
NATIONAL AUSTRALIA BANK LIMITED	AA	74.8	2.3
BANK OF MONTREAL	AA	69.2	0.9
BNP PARIBAS	A+	66.5	1.8
BB&T CORPORATION	A	65.1	0.4
ING GROEP N.V.	AA	62.4	2.6
AMERCIAN EXPRESS COMPANY	A	58.8	1.4
NATIONAL BANK OF CANADA	AA+	58.5	1.3
ROYAL BANK OF CANADA	AA	57.1	0.8
GOVERNMENT OF NETHERLANDS (ABN AMRO)	AAA	56.9	4.7
NORDEA BANK AB	AA-	51.9	0.7
H M GOVERNMENT CABINET OFFICE (RBS GROUP PLC)	A+	50.3	1.0
____________

(1)	Includes Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

(3)
The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings (where available). U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations

At September 30, 2014, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.8% of the aggregate fixed income portfolio and approximately 13% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)(2)	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	0.7%
JPMORGAN CHASE & CO.	0.6%
RABOBANK NEDERLAND NV	0.6%
BANK OF AMERICA CORPORATION	0.5%
CITIGROUP INC.	0.5%
THE GOLDMAN SACHS GROUP, INC.	0.4%
THE BANK OF NOVA SCOTIA	0.4%
UBS AG	0.4%
WESTPAC BANKING CORPORATION	0.3%
THE PNC FINANCIAL SERVICES GROUP, INC.	0.3%

____________

(1)	Corporate issuers include Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.
At September 30, 2014, the top 5 corporate sector exposures listed below represented 28.0% of the aggregate fixed income investment portfolio and 75.8% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (2)	$2,931.1	11.3%
Consumer, non-Cyclical	1,789.3	6.9%
Consumer, Cyclical	930.1	3.6%
Industrial	871.6	3.4%
Energy	718.3	2.8%
Total	$7,240.4	28.0%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.8 billion structured securities portfolio, of which 84.5% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
Agency RMBS	$3,334.9	49.2%
Other ABS (2)	1,157.5	17.1%
CMBS	1,099.3	16.2%
Core CDO (non-ABS CDOs and CLOs)	746.6	11.0%
Non-Agency RMBS	435.7	6.5%
Total	$6,774.0	100.0%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Includes Covered Bonds.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At September 30, 2014, our equity portfolio was approximately $875.4 million as compared to $952.8 million at December 31, 2013. This excludes fixed income fund investments of $85.0 million and $87.4 million at September 30, 2014 and December 31, 2013, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At September 30, 2014 and December 31, 2013, our direct allocation to equity securities was 2.6% and 2.6%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At September 30, 2014, our exposure to private investments, excluding unfunded commitments, was $301.2 million, representing 1.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $268.7 million at December 31, 2013.
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.7 billion representing approximately 5.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2014, as compared to December 31, 2013 when we had a total exposure of $1.5 billion representing approximately 4.2% of the fixed income investment portfolio.
At September 30, 2014 and December 31, 2013, bond index futures outstanding had a net short position of $216.3 million and a net long position of $8.5 million, respectively, and stock index futures outstanding had net long positions of $13.4 million and $27.3 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at September 30, 2014 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at September 30, 2014, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(990.5)	$(197.5)	$(977.8)	$(77.1)	$563.9
(I) Fixed Income Portfolio	(984.9)	—	(948.9)	(73.9)	539.3
(a) Cash & Short Term Investments	(10.8)	—	(13.1)	(0.4)	6.2
(b) Total Government Related	(400.3)	—	(262.6)	(8.9)	210.4
(c) Total Corporate Credit	(349.2)	—	(378.9)	(37.5)	221.9
(d) Total Structured Credit	(224.5)	—	(294.2)	(27.1)	120.5
(II) Non-Fixed Income Portfolio	—	(197.5)	—	—	206.1
(e) Equity Portfolio	—	(93.5)	—	—	101.0
(f) Alternative Portfolio	—	(75.4)	—	—	97.2
(g) Private Investments	—	(28.6)	—	—	31.5
(h) Other	—	—	—	—	3.9
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at September 30, 2014 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

Life Funds Withheld Assets
The table below shows the Life Funds Withheld Assets by credit rating in percentage terms at September 30, 2014:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	16.2%
AA	27.9%
A	30.9%
BBB	24.7%
BB or Below	0.3%
NR	—%
Total	100.0%
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

At September 30, 2014, the average credit quality of the Life Funds Withheld Assets was “A+".
At September 30, 2014, the top 5 corporate sector exposures listed below represented 48.2% of the Life Funds Withheld Assets.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$835.4	15.3%
Utilities	696.6	12.7%
Consumer, non-Cyclical	467.2	8.5%
Communications	371.3	6.8%
Industrial	270.2	4.9%
Total	$2,640.7	48.2%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

ITEM 4.	CONTROLS AND PROCEDURES
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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments to such proceedings during the three months ended September 30, 2014.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment at September 30, 2014, no such disclosures are considered necessary.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended September 30, 2014 of its ordinary shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2014 to July 31, 2014	2,715,916	$33.48	2,715,916	626.7 million
August 1, 2014 to August 31, 2014	2,936,685	$32.81	2,936,685	530.3 million
September 1, 2014 to September 30, 2014	2,591,117	$33.83	2,591,117	442.6 million
Total	8,243,718	$33.35	8,243,718	442.6 million
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

Date:	November 3, 2014
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	November 3, 2014
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc