Form 10-K
period 2014-12-31
XL GROUP PLC
filed 2015-02-25
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2014 was approximately $8.8 billion computed upon the basis of the closing sales price of the ordinary shares on June 30, 2014. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 19, 2015, there were 255,239,522 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.
Documents Incorporated By Reference
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on May 8, 2015 are incorporated by reference into Part III of this Form 10-K.

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
History
XL Group plc, through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. We were incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. On August 7, 1998, EXEL Limited and Mid Ocean Limited merged to create EXEL Limited. EXEL Limited and Mid Ocean Limited were incorporated in the Cayman Islands with principal operations in Bermuda in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of EXEL Limited approved a resolution changing the name of the company to XL Capital Ltd.
On June 18, 1999, XL Capital Ltd merged with NAC Re Corp. (“NAC”), a Delaware corporation organized in 1985, in a stock merger.
On July 25, 2001, we acquired certain Winterthur International insurance operations to extend globally our predominantly North American-based large corporate insurance business.
Effective January 1, 2002, we increased our shareholding in Le Mans Ré from 49% to 67% in order to expand our international reinsurance operations. On September 3, 2003, we exercised our option to buy the remaining 33% from Les Mutuelles du Mans Assurances (“MMA”) and changed the name of Le Mans Ré to XL Re Europe S.A. On October 18, 2006, we received approval to form a new European company, XL Re Europe Limited, based in Dublin, Ireland, which is licensed to write all classes of reinsurance business; during 2013, that company re-registered as a European public limited liability company and changed its name to XL Re Europe SE. XL Re Europe SE is the headquarters of the Company’s European reinsurance platform with branch offices in France, Switzerland and the United Kingdom (the “U.K.”). On April 17, 2014, we received approval to open a branch office in Dubai.
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
On May 1, 2014, our wholly-owned subsidiary, XL Insurance (Bermuda) Ltd ("XLIB"), entered into a sale and purchase agreement with GreyCastle Holdings Ltd ("GreyCastle") providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd ("XLLR"), to GreyCastle (subsequent to the transaction, XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")). This transaction closed on May 30, 2014. As a result of the transaction, we have ceded the majority of our life reinsurance business to GCLR via 100% quota share reinsurance (the "Life Retro Arrangements"). This transaction covers a substantial portion of our life reinsurance reserves. We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations ("Run-Off Life Operations"). The designated investments that support the Life Retro Arrangements on a funds withheld basis ("Life Funds Withheld Assets") are managed pursuant to agreed investment guidelines that meet the contractual commitments of the Company's ceding subsidiaries and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR.

On January 9, 2015, we entered into an implementation agreement (the “Implementation Agreement”) with Catlin Group Limited (“Catlin”) and Green Holdings Limited, a direct, wholly-owned subsidiary of XL-Ireland (“Green Holdings”), pursuant to which we will acquire the entire issued and to be issued share capital of Catlin (the “Acquisition”) for cash and newly-issued ordinary shares of XL-Ireland. Under the terms of the Acquisition, Catlin shareholders will be entitled to receive 388 pence in cash and 0.130 ordinary shares of XL-Ireland, in exchange for each Catlin common share, par value $0.01 per share (“Catlin Shares”), subject to the proration and adjustment mechanisms set forth in the Implementation Agreement. On the basis of the closing price of an ordinary share of XL-Ireland on January 8, 2015 of $35.42, the Acquisition values Catlin at 693 pence per Catlin Share, representing a transaction equity value of approximately $4.1 billion. The Acquisition is intended to be effected by means of a two-step, integrated process comprising a scheme of arrangement (the “Scheme”) under Section 99 of the Companies Act 1981 Bermuda, as amended (the “Companies Act”), required to be sanctioned by the Supreme Court of Bermuda, followed immediately by a merger of Catlin with and into Green Holdings under Section 104H of the Companies Act. The Scheme will require that a meeting of Catlin’s shareholders be convened at the direction of the Supreme Court of Bermuda to approve the Scheme (the “Court Meeting”) as well as a special general meeting to be held immediately thereafter to approve certain related implementation matters in connection with the Acquisition (the “General Meeting”). To become effective, the Scheme requires the approval of Catlin shareholders of the resolutions to be proposed at the Court Meeting by a majority in number representing not less than three-fourths of the voting rights of the holders of the Catlin Shares (or the relevant class or classes thereof, if applicable) present and voting, either in person or by proxy, at the Court Meeting. The related resolutions to be proposed at the General Meeting require approval by not less than three-fourths of the votes cast by holders of Catlin Shares present and voting at the General Meeting (either in person or by proxy), at the General Meeting. For further information on the Acquisition, see the Company's Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 8.01 and 9.01.
On January 9, 2015, in connection with the Acquisition, XL-Cayman, as borrower, XL-Ireland, X.L. America, Inc., XLIB, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto entered into a senior unsecured 364-Day Bridge Loan Agreement (the “Bridge Loan Agreement”) providing for a £1.6 billion bridge loan facility (the “Bridge Facility”). The proceeds of the Bridge Facility may be used to finance the payment of the cash consideration in connection with the Acquisition and to pay fees and expenses related thereto. For further information on the Bridge Facility, see the Company's Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 8.01 and 9.01.
Unless the context otherwise indicates, references herein to the “Company”, “we”, “us” or “our” are to, and the Consolidated Financial Statements herein include, the accounts of, XL-Ireland and its consolidated subsidiaries.
See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Segments
We are organized into two operating segments: Insurance and Reinsurance. Our general investment and financing operations, and our Run-Off Life Operations, are reflected in Corporate and Other.
As noted above, GCLR reinsures the majority of our life reinsurance business via the Life Retro Arrangements. This transaction covered a substantial portion of our life reinsurance reserves. Therefore, we determined that the Run-Off Life Operations no longer should be considered a separate operating segment. Prior period information has been re-presented to reflect the current presentation. See Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenue and expenditure are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our property and casualty (“P&C”) operations. Investment assets related to our Run-Off Life Operations, and certain structured products included in our Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or, with respect to our Run-Off Life Operations, included in Corporate and Other.

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2014, 2013 and 2012. Additional financial information about our segments, including financial information about geographic areas, is included in Item 8, Note 5, “Segment Information,” to the Consolidated Financial Statements included herein.

(U.S. dollars in thousands)	Gross Premiums Written			Percentage Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Insurance	$5,976,011	$5,523,181	$5,166,973	8.2%	6.9%
Reinsurance	1,785,479	1,893,611	2,008,157	(5.7)%	(5.7)%
Corporate and Other	333,436	324,343	355,753	2.8%	(8.8)%
Total	$8,094,926	$7,741,135	$7,530,883	4.6%	2.8%
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
The Insurance segment’s most significant operating legal entities in 2014 based on revenues were as follows: XL Insurance (Bermuda) Ltd, XL Insurance Company SE, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company and XL Insurance America, Inc., as well as our Lloyd’s syndicate.
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
International Property and Casualty (“IPC”)
IPC includes the following lines of business: property, primary and excess casualty, and environmental liability.
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

North America Property and Casualty (“NAPC”)
NAPC includes the following lines of business: property, primary and excess casualty, environmental liability, excess and surplus lines, construction, surety, and program business.
In addition to the property, casualty and environmental products described under IPC, the NAPC business unit also includes 100% property products for the large account risk engineered markets and general liability, United States ("U.S.") workers’ compensation and auto liability for the risk management accounts, which require customers to take large deductibles or self-insured retentions.
Excess and surplus lines products include general liability property, excess auto and excess liability coverages where most Insurance Services Office, Inc. (“ISO”) products are written. Targets include a variety of classes, with a focus on “one-off” risks generated by contracted wholesale brokers.
Construction products include property coverages (builders risk, contractors equipment, property and inland marine), general liability, U.S. workers' compensation and commercial auto, as well as professional liability for contractors and owners, excess umbrella, subcontractor default insurance, and primary casualty wrap ups.
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
Global Professional Lines (“Professional”)
Professional includes directors’ and officers’ liability, errors and omissions liability, employment practices liability, and technology and cyber liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability related to both public and private companies and employment practices liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations on an excess of loss basis and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis.
Errors and omissions insurance written on a primary basis is targeted to small and medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, architects and engineers, insurance brokers, consultants, lawyers, public entities and real estate agents.
Global Specialty Lines (“Specialty”)
Specialty includes the following lines of business: aviation and satellite, marine and offshore energy, fine art and specie, equine, product recall, political risk and trade credit, North America inland marine, political violence, and kidnap and ransom.
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
Political risk and trade credit coverages include contract frustration, foreign direct investment, trade credit and trade receivable insurance for clients involved in international business. North America inland marine coverages include property, builders risk, transportation, warehouse liability and other marine coverages. Finally, our Crisis Management business - which includes the product recall coverages noted above - also includes insurance to protect assets that are exposed to war, terrorism and political violence attacks, as well as kidnap, ransom and extortion crisis protection.

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
Reinsurance Ceded
In certain cases, the risks insured by us in the Insurance segment are partially reinsured by third party reinsurers. Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. The benefits of ceding risks to third party reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge us from our liabilities to the original policyholder in respect of the risk being reinsured.
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
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands)	2014			2013 (1)			2012 (1)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Professional	$1,550,929	$1,076,209	$1,075,420	$1,465,689	$1,161,045	$1,370,196	$1,460,018	$1,395,694	$1,350,319
Casualty	2,150,302	1,437,889	1,422,684	1,975,330	1,434,967	1,389,851	1,745,356	1,254,161	1,165,753
Property	874,198	538,027	544,856	875,773	568,575	544,278	782,339	483,682	489,739
Specialty	1,013,592	791,024	737,281	906,650	746,517	732,042	892,088	738,655	708,568
Other (2)	386,990	291,002	246,472	299,739	242,989	231,310	287,172	200,319	210,257
Total	$5,976,011	$4,134,151	$4,026,713	$5,523,181	$4,154,093	$4,267,677	$5,166,973	$4,072,511	$3,924,636
____________

(1)	Certain reclassifications have been made to conform to the current year presentation.

(2)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.
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
The major geographical markets for our property and casualty insurance operations are North America, Europe and Bermuda. Our main competitors in each of these markets include the following:
North America – AIG, ACE, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, Liberty Mutual Group, Arch Capital Group Ltd (“Arch”), W.R. Berkley Corporation, Markel Corporation ("Markel") and Lloyd’s.
Europe – Allianz, AIG, FMG, Zurich, AXA Insurance Ltd. (“AXA”), ACE, Lloyd’s, Assicurazioni Generali, HDI-Gerling Industrie Versicherung AG and MAPFRE S.A.
Bermuda – ACE, Allied World Assurance Company, Axis Capital Group, Markel, Endurance Specialty Insurance Ltd and Arch.
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
We have no implied or explicit commitments to accept business from any particular broker, and neither producers nor any other third party have the authority to bind us, except in the case where underwriting authority may be delegated contractually to selected general agents. Such general agents are subject to a financial and operational due diligence review prior to any such delegation of authority and we conduct ongoing reviews and audits as deemed necessary with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 19(a), “Commitments and Contingencies – Concentrations of Credit Risk,” to the Consolidated Financial Statements included herein, for information on our major producers.
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
Claims in respect of business written by our Lloyd’s syndicate are handled by the lead syndicate, and on large or complex claims the second syndicate, participating on the risk who bind the following underwriters. The claims are processed by XChanging, the central market bureau. Where a syndicate is a “lead” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the other participating or "following" underwriters for any particular claim. This may involve appointing attorneys or loss adjusters. The lead syndicate advises movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the lead syndicate as deemed necessary.
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
Reinsurance Segment
General
Our reinsurance operations are structured geographically into business groups: Bermuda, North America and International (Europe, Asia Pacific, Latin America and Middle East North Africa ("MENA")). During the second quarter of 2013, the business groups were realigned to include Latin America within the International business group.
This segment provides casualty, property risk, property catastrophe, marine, aviation, crop, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional treaty basis, and also on a facultative basis. Our lines of business within the Reinsurance segment continue to focus on those that provide the best risk adjusted return on capital. For our Reinsurance segment, challenging market conditions and the changing economic environment experienced since 2008 resulted in a greater emphasis being placed on short-tail lines of business.
Business written on a non-proportional basis generally provides for an indemnification by us to the ceding company for a portion of losses, both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, including on a “quota share” or “surplus” basis, we receive an agreed percentage of the premiums and are liable for the same percentage of each and all incurred losses. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission based on performance of the contract. Occasionally this commission could be on a sliding scale depending on the loss ratio performance of the contract.
Our casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice and environmental liability. Casualty lines are written as treaties or programs, and on both a proportional and a non-proportional basis. The treaty business includes clash programs, which cover losses under a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit.
Our property business, primarily short-tail in nature, is written on both a portfolio/treaty and individual/facultative basis, and includes property catastrophe, property risk excess of loss and property proportional. A significant portion of the underwritten property business consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We seek to manage our reinsurance exposures to catastrophic events by limiting the amount of exposure written in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and typically ensuring that contracts exposed to catastrophe loss include aggregate limits. We also seek to protect our total aggregate exposures by peril and zone through the purchase of reinsurance programs. Our property catastrophe reinsurance account is generally “all risk” in nature. As a result, we are exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires and many other potential natural or man-made disasters. In accordance with market practice, our policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism coverage, including nuclear, biological, radiological and chemical, has been restricted or excluded in many territories and classes. Some U.S. states require some cover for “Fire Following” terrorism and some countries make terrorism coverage mandatory. Our predominant exposure under such coverage is to property damage.
Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event, or multiple occurrences in the case of aggregate covers, exceed the attachment point specified in the policy. Some of our property catastrophe contracts limit coverage to one occurrence in any single policy year, but most contracts generally enable at least one reinstatement to be purchased by the reinsured. We also write property risk excess of loss reinsurance. Property risk excess of loss reinsurance covers a loss to the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific peril, as is the case with catastrophe reinsurance. Our property proportional account business includes reinsurance of direct property insurance. We seek to limit the catastrophe exposure from our proportional and per risk excess business through extensive use of occurrence and cession limits.
Other specialty reinsurance products include energy, marine, aviation, space, engineering, fidelity, surety, trade credit, accident and health, mortgage and political risk. In addition, we write several whole account capital gearing quota share contracts on select syndicates at Lloyd's.
The segment’s most significant operating legal entities in 2014 based on revenues were as follows: XL Re Ltd, XL Re Europe SE, XL Reinsurance America Inc. and XL Re Latin America Ltd.
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
Our traditional catastrophe retrocession program was renewed in 2014 to cover certain of our exposures. These protections, in various layers and in excess of varying attachment points according to the territory exposed, assist in managing our net retention to an acceptable level. We have co-reinsurance retentions within this program. In addition, we cede catastrophe excess of loss business on a proportional basis to certain unrelated companies as well as one affiliated company that in turn distributes the risk to non-affiliated third party investors.
We continue to buy additional protection for our property facultative, crop, health, marine and aviation portfolios to manage our net exposures in these classes.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 10, “Reinsurance,” to the Consolidated Financial Statements included herein, for further information.
Premiums
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2014			2013 (1)			2012 (1)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty - professional lines	$126,876	$126,873	$181,223	$199,159	$199,153	$206,169	$221,354	$221,355	$213,324
Casualty - other lines	302,903	301,109	300,223	332,153	330,681	312,156	332,563	330,714	311,166
Property catastrophe	493,646	428,723	433,602	556,493	498,997	492,568	537,087	473,373	463,975
Other property	585,782	531,203	555,583	587,278	545,846	561,105	653,513	622,855	613,291
Marine, energy, aviation & satellite	112,039	104,718	95,745	91,997	76,241	94,797	169,885	153,948	147,362
Other (2)	164,233	140,432	124,349	126,531	98,971	79,627	93,755	82,263	92,224
Total	$1,785,479	$1,633,058	$1,690,725	$1,893,611	$1,749,889	$1,746,422	$2,008,157	$1,884,508	$1,841,342

____________

(1)	Certain reclassifications have been made to conform to the current year presentation.

(2)	Other includes whole account contracts, surety and other lines.
Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 5, “Segment Information,” to the Consolidated Financial Statements included herein.
Competition
We compete globally in the property and casualty markets.
Our reinsurance operations are structured geographically into business groups: Bermuda, North America and International (Europe, Asia Pacific, Latin America and MENA). The main competitors in each of these markets include the following:
Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited ("AXIS"), Arch Reinsurance Limited ("Arch Re"), Montpelier Reinsurance Ltd, PartnerRe Ltd ("Partner"), Platinum Underwriters Bermuda Ltd, Renaissance Reinsurance Limited ("Ren Re"), Validus Reinsurance Ltd ("Validus") and alternative asset managers, such as Nephila Capital Limited.

North America – Alleghany Corporation, Arch Re, Berkshire Hathaway Inc. ("Berkshire"), Everest Re Group Ltd ("Everest"), Hannover Re Group (“Hannover Re”), Munich Re Group (“Munich Re”), Partner, and Swiss Reinsurance America Corporation (“Swiss Re”).
Europe and the rest of world – Arch Re, Asia Capital Reinsurance Group, AXIS, Berkshire, Everest, Hannover Re, IRB-Brazil Re, Lloyd's, Mapfre Re, Munich Re, Partner, Ren Re, SCOR Reinsurance Company, Swiss Re and Validus.
Marketing and Distribution
See “Insurance Segment – Marketing and Distribution” and Item 8, Note 19(a), “Commitments and Contingencies – Concentrations of Credit Risk,” to the Consolidated Financial Statements included herein, for information on our marketing and distribution procedures and information on our major brokers.
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
Corporate and Other (Including Run-Off Life Operations)
Our general investment and financing operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations.
As stated above, XLIB entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of its life reinsurance subsidiary, XLLR. As a result, we have ceded the majority of our life reinsurance business to GCLR through the Life Retro Arrangements ("Run-Off Life Operations - Life Retro Arrangements"). This transaction covers a substantial portion of our life reinsurance reserves. At December 31, 2014, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.7 billion, of which we retained approximately $0.4 billion ("Run-Off Life Operations - not subject to Life Retro Arrangements"), after consideration of our future policy benefit reserves recoverable from GCLR of $4.3 billion.
The Run-Off Life Operations - Life Retro Arrangements were, prior to June 30, 2014, reported within the Life operations segment. Subsequent to the transaction, we no longer consider the Run-Off Life Operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within "Corporate and Other." Prior period information has been recast to reflect the current presentation. For a further discussion, see Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
The Run-Off Life Operations provided life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks. The products offered included a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities, disability income, and short-term life, accident and health business. The Run-Off Life Operations covered a range of geographic markets, with an emphasis on the U.K., the United States, Ireland and Continental Europe.
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

Analysis of P&C Losses and Loss Expenses Reserve Development Net of Reinsurance Recoverables
(U.S. dollars in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$12,671	$17,200	$17,900	$18,191	$17,686	$17,266	$16,882	$16,984	$17,122	$17,066	$15,942
LIABILITY RE-ESTIMATED AS OF:
One year later	13,785	17,090	17,475	17,580	17,401	16,893	16,597	16,668	16,833	16,811
Two years later	13,675	16,828	16,631	17,286	17,027	16,503	16,274	16,440	16,518
Three years later	13,607	16,155	16,441	16,956	16,639	16,261	16,001	16,120
Four years later	13,258	16,067	16,064	16,550	16,350	15,941	15,779
Five years later	13,236	15,796	15,667	16,287	15,982	15,735
Six years later	13,068	15,448	15,500	15,940	15,756
Seven years later	12,819	15,248	15,190	15,737
Eight years later	12,702	15,039	14,988
Nine years later	12,592	14,935
Ten years later	12,497
CUMULATIVE REDUNDANCY (DEFICIENCY)	174	2,265	2,912	2,454	1,930	1,531	1,103	864	604	255
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$2,008	$3,437	$3,188	$3,207	$3,436	$3,028	$3,256	$3,366	$3,403	$3,440
Two years later	3,884	5,759	5,620	5,673	5,848	5,530	5,581	5,870	5,890
Three years later	5,181	7,590	7,528	7,471	7,860	7,283	7,451	7,676
Four years later	6,392	8,936	8,787	8,941	9,229	8,757	8,799
Five years later	7,386	9,882	9,763	9,896	10,290	9,801
Six years later	8,098	10,636	10,463	10,689	11,098
Seven years later	8,690	11,139	11,069	11,317
Eight years later	9,115	11,602	11,548
Nine years later	9,457	11,997
Ten years later	9,777

Analysis of P&C Losses and Loss Expenses Reserve Development Gross of Reinsurance Recoverables
(U.S. dollars in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$19,616	$23,598	$22,895	$22,857	$21,650	$20,824	$20,532	$20,614	$20,484	$20,481	$19,353
LIABILITY RE-ESTIMATED AS OF:
One year later	19,987	23,209	22,458	21,803	21,348	20,509	20,258	20,200	20,166	19,956
Two years later	19,533	22,937	21,337	21,445	21,094	19,982	19,870	19,894	19,629
Three years later	19,525	22,139	21,057	21,305	20,605	19,689	19,540	19,372
Four years later	19,153	21,992	20,787	20,853	20,244	19,361	19,148
Five years later	19,099	21,835	20,350	20,509	19,880	19,008
Six years later	19,050	21,426	20,117	20,170	19,497
Seven years later	18,766	21,186	19,823	19,851
Eight years later	18,605	21,007	19,551
Nine years later	18,529	20,860
Ten years later	18,392
CUMULATIVE REDUNDANCY (DEFICIENCY)	1,224	2,738	3,344	3,006	2,153	1,816	1,384	1,242	855	525

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated.

Year ended December 31, (U.S. dollars in thousands)	2014	2013	2012
Unpaid losses and loss expenses at the beginning of the year	$20,481,065	$20,484,121	$20,613,901
Unpaid losses and loss expenses recoverable	3,414,735	3,361,703	3,629,940
Net unpaid losses and loss expenses at the beginning of the year	$17,066,330	$17,122,418	$16,983,961
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,513,469	4,021,353	4,081,376
Prior years	(255,076)	(289,889)	(315,894)
Total net incurred losses and loss expenses	$3,258,393	$3,731,464	$3,765,482
Exchange rate effects	(561,673)	40,587	156,217
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	381,008	425,254	416,844
Prior years	3,440,327	3,402,885	3,366,398
Total net paid losses	$3,821,335	$3,828,139	$3,783,242
Net unpaid losses and loss expenses at the end of the year	15,941,715	17,066,330	17,122,418
Unpaid losses and loss expenses recoverable	3,411,528	3,414,735	3,361,703
Unpaid losses and loss expenses at the end of the year	$19,353,243	$20,481,065	$20,484,121
Our net unpaid losses and loss expenses relating to our operating segments at December 31, 2014 and 2013 were as follows:

(U.S. dollars in thousands)	2014	2013
Insurance	$10,967,738	$11,512,569
Reinsurance	4,973,977	5,553,761
Net unpaid losses and loss expenses	$15,941,715	$17,066,330
Current year net losses incurred
Current year net losses incurred decreased by $507.9 million in 2014 as compared to 2013. This was mainly due to lower losses from natural catastrophes as compared to 2013. The decrease was also driven by improvements in the current year loss ratio excluding natural catastrophes in both the Insurance and Reinsurance segments due to the impact of underwriting actions including improved business mix and lower earned premium volumes. Accordingly, the current year loss ratio excluding prior year development decreased by 5.4 loss percentage points as compared to the prior year.
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

Prior year net losses incurred
The following tables present the development of our gross and net losses and loss expense reserves. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (referred to as “prior year development”) of those reserves during such fiscal year.

Gross (U.S. dollars in thousands)	2014	2013	2012
Unpaid losses and loss expenses at January 1	$20,481,065	$20,484,121	$20,613,901
Gross (favorable) adverse development of those reserves during the year	(524,715)	(317,753)	(413,764)
Unpaid losses and loss expenses reserves re-estimated at December 31	$19,956,350	$20,166,368	$20,200,137
Net (U.S. dollars in thousands)
Unpaid losses and loss expenses at January 1	$17,066,330	$17,122,418	$16,983,961
Net (favorable) adverse development of those reserves during the year	(255,076)	(289,889)	(315,894)
Unpaid losses and loss expenses reserves re-estimated at December 31	$16,811,254	$16,832,529	$16,668,067

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2014, gross favorable prior year development exceeded net favorable prior year development in the Insurance segment due to the quota share reinsurance on excess casualty and a significant reduction in a single large event in the U.S. discontinued lines that was heavily ceded. In addition, lower than expected large loss development in the international primary casualty book resulted in a gross release that was largely offset by reductions in the recovery from our excess of loss reinsurance. Gross favorable prior year development was broadly in line with net favorable prior year development for the Reinsurance segment.
In 2013, gross favorable prior year development was broadly in line with net favorable prior year development in total.
In 2012, gross favorable prior year development exceeded net favorable prior development in the Insurance segment due primarily to a significant reduction in a single large event in the International energy book that was heavily ceded.
The following table presents the gross and net (favorable) adverse prior year loss development of our loss and loss expense reserves by operating segment for each of the years indicated:

Gross: (U.S. dollars in thousands)	2014	2013	2012
Insurance	$(369,245)	$(132,825)	$(247,232)
Reinsurance	(155,470)	(184,928)	(166,532)
Total	$(524,715)	$(317,753)	$(413,764)
Net:
Insurance	$(99,762)	$(102,039)	$(140,066)
Reinsurance	(155,314)	(187,850)	(175,828)
Total	$(255,076)	$(289,889)	$(315,894)

We had net favorable prior year reserve development in property and casualty operations of $255.1 million, $289.9 million and $315.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 11, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.
Net loss reserves (disposed) acquired
We did not dispose of or acquire net loss reserves in the years ended December 31, 2014, 2013 and 2012.
Exchange rate effects
Exchange rate effects on net loss reserves in each of the three years ended December 31, 2014, 2013 and 2012 related to our global operations primarily where reporting units have a functional currency that is not the U.S. dollar. Movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $561.7 million, $40.6 million and $156.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Net paid losses
Total net paid losses were $3.8 billion in each of the years ended December 31, 2014, 2013 and 2012. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.
Other loss related information
Our net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. At December 31, 2014 and 2013, the reserve for potential non-recoveries from reinsurers was $64.4 million and $85.5 million, respectively. For further information, see Item 8, Note 10, “Reinsurance,” to the Consolidated Financial Statements included herein.
Except for certain workers’ compensation (including long term disability) liabilities, and certain bodily injury liability claims emanating from U.K. exposures - predominantly from the U.K. motor liability portfolio, we do not discount our unpaid losses and loss expenses.
We utilize tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discount such losses using an interest rate of 5% in 2014 and 2013. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for medical inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, as of December 31, 2014 and 2013 on an undiscounted basis were $515.4 million and $551.6 million, respectively. The related discounted unpaid losses and loss expenses were $266.4 million and $274.6 million as of December 31, 2014 and 2013, respectively.
We record a specific reserve allowance for Periodical Payment Orders (“PPO”) related to bodily injury liability claims. This allowance includes the unpaid losses for claims already settled and notified as PPO as of December 31, 2014, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses was discounted using an interest rate of 1.5% at both December 31, 2014 and 2013. Unpaid losses and loss expenses, net of reinsurance, as of December 31, 2014 and 2013 on an undiscounted basis were $249.8 million and $262.0 million, respectively. After discounting the future care element, the unpaid losses and loss expenses were $161.0 million and $165.7 million as of December 31, 2014 and 2013, respectively. The movement in net undiscounted unpaid losses and loss expenses between December 31, 2013 and December 31, 2014 was mainly due to foreign exchange rate movements.
Investments
Investment structure and strategy
Our investment operations are managed centrally by our Investment Group. The Risk and Finance Committee (the “RFC”) of the Board of Directors of XL-Ireland (the "XL-Ireland Board") approves overall investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.
We seek to generate growth in the book value and net investment income through our investment activities. Our investments strategy strives to balance investment returns against market and credit risk. Our overall investment portfolio is structured to take into account a number of variables including liability profile, local regulatory requirements, business needs, collateral management and risk tolerance.
As described in Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," and Note 6, "Investments," to the Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. For fixed maturities subsequently purchased within the Life Funds Withheld Assets portfolio, we have opted  to apply an accounting election (the “fair value option”) to record all changes in the fair value of these investments through earnings,  as opposed to other comprehensive income.  These investments for which we have elected the fair value option are recorded in our balance sheet as “Fixed Maturities, trading at fair value.”
The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, we separate the Life Funds Withheld Assets from the rest of our investments. The remaining discussion in this section excludes the Life Funds Withheld Assets.

Strategic Asset Allocation
The investment strategy for the investment portfolio is based on the strategic asset allocation (“SAA”) process, which establishes a benchmark (“SAA Benchmark”) that is constructed to maximize company value, subject to risk tolerance of management, approval by the RFC on behalf of the XL-Ireland Board and various constraints, e.g., liability profile, business needs, collateral management and regulatory requirements. This process involves an integrated and stochastic model that includes our financial condition, reserve volatility and loss payout patterns, premium expense and loss ratio projections and correlations among assets, liabilities and economic variables such as inflation.
As part of the implementation of our SAA Benchmark, we employ a comprehensive framework of investment decision authorities (“Authorities Framework”). The objective of the Authorities Framework is to ensure that the risk profile of our investment portfolio is consistent with management’s risk tolerance as reflected in the SAA Benchmark. The Authorities Framework controls active or tactical deviations from the SAA Benchmark. As the magnitude of these deviations increases or the resulting impact on the risk profile of the investment portfolio reaches certain predetermined thresholds, additional levels of authority and approval are required, up to and including the RFC.
The RFC reviews and approves the SAA Benchmark and the Authorities Framework as part of the investment policy. Management approves further detailed investment authorities which integrate the Authorities Framework into our risk governance processes. We have an ongoing process that focuses on optimizing the composition of the investment portfolio relative to the SAA Benchmark. See “Investment Portfolio Structure” for more details.
Prior to the Life Retro Arrangements, separate SAA Benchmarks were established for P&C and Run-Off Life Operations. The assets supporting the Run-Off Life Operations - not subject to Life Retro Arrangements have now been combined with the P&C operations and we report the portfolio return together. During 2015, a transitional approach is being used for the assets supporting the Run-Off Life Operations - not subject to Life Retro Arrangements and in the next SAA study, these assets will be combined into the analysis for a single SAA benchmark.
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
As of December 31, 2014 and 2013, total investments, cash and cash equivalents, accrued investment income, and net receivable (payable) for investments sold (purchased) were approximately $31.1 billion (excluding Life Funds Withheld Assets) and $36.6 billion, respectively.
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
The investment strategy for the P&C investment portfolio is based on the SAA process and the portfolio is actively managed relative to the SAA Benchmark within the context of various constraints and the Authority Framework discussed above. The primary performance objective is for the total return of the P&C portfolio to at least match the return of the SAA Benchmark, with expectations for excess returns above the SAA Benchmark within the parameters of our constraints. The second performance objective is capital preservation through managing the risk profile of the investment portfolio within management’s risk tolerance. The third performance objective is achieving the budget for net investment income.
2) Run-Off Life Operations - not subject to Life Retro Arrangements investment portfolio: The second component of the investment portfolio consists of the assets supporting the Run-Off Life Operations - not subject to Life Retro Arrangements. The principal objective of the portfolio is to support these run-off operations.
The investment strategy for these assets is based on asset-liability and credit risk management, consistent with the regulatory capital considerations of the Run-Off Life Operations. Key considerations are managing the assets relative to the duration of the liabilities and maintaining the current (AA-) average credit quality. The primary performance objective for the

Run-Off Life Operations - not subject to Life Retro Arrangements investment portfolio is to achieve a steady credit adjusted book yield in order to maximize embedded value and optimize statutory capital needs.
Use of Alternative Investment Strategies
We have been an active investor in alternative asset classes - principally hedge fund strategies and to lesser extents, private equity, private credit and real asset strategies – for over fifteen years. We believe alternative strategies have an important role to play in both our strategic asset allocation and as tactical deployments when compelling market opportunities arise. Most of our investments in alternative funds are sourced directly by teams within the Investment Group, who perform the initial screening and due diligence as well as the ongoing monitoring of such fund investments. Occasionally, we may work with third-party allocators who have a particular expertise in a sub-sector of alternative strategies to gain exposure to that subsector – typically via a customized portfolio of fund allocations.
Depending upon our level of ownership of each individual fund investment, we account for a portion of the portfolio in each alternative asset class as “investment fund affiliates” in accordance with the equity method and the remainder of the portfolio at estimated fair value, with changes in fair value recorded through accumulated other comprehensive income. We manage each allocation to an alternative asset class as a single portfolio of fund investments irrespective of how the individual fund investments are accounted for. All of our alternative fund investments reside in our P&C investment portfolio.
In conjunction with our investing activities in alternative asset classes, we have been making investments in the operating companies of alternative investment managers since the late 1990s. Typically, we combine investment allocations to alternative funds advised by our affiliates with working capital investments into the management companies to acquire minority equity interests in the managers. We recognize equity earnings in investment manager affiliates on our share of the current earnings of these companies (recorded on a three month lagged basis) and on our share of sales proceeds from partial or full sale transactions of such affiliate companies.
Implementation of investment strategy
Although our management within the Investment Group is responsible for implementation of the investment strategy, the day-to-day management of our investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by us. This approach gives us access to top investment talent with specialized skills across a broad range of investment products and provides flexibility to actively manage the structure of the portfolio as dictated by our business needs. Investment management service providers are selected directly on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk management and diversification implications. The vast majority of our investment portfolio is managed by large, well-established asset management institutions, while a small portion of the portfolio is managed by asset management specialist firms or boutiques. Each investment management service provider may manage one or more portfolios, each of which is generally governed by a detailed set of investment guidelines, including overall objectives, risk limits (where appropriate) and diversification requirements that fall within our overall investment policies and guidelines, including but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits and fund investments are governed by the terms and conditions applicable to those funds. The Investment Group has a surveillance program to manage the aggregation of individual manager portfolios relative to the SAA Benchmark and Authorities Framework.
Investment performance
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Performance,” for discussion of our investment performance.
Investment portfolio credit ratings, duration and maturity profile
It is our policy to operate the combined P&C and Run-Off Life Operations - not subject to Life Retro Arrangements(“aggregate”) fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. See Item 1A, “Risk Factors,” for a discussion on ratings downgrades. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was Aa3/AA- as of December 31, 2014 and 2013. U.S. agencies and Agency RMBS paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.
We did not have an aggregate direct investment in a single corporate issuer in excess of 5% of our shareholders’ equity as of December 31, 2014 or 2013. Corporate issuers represent our direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage-backed securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but do include covered bonds. Covered bonds that are included are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans ("Covered Bonds").
The overall duration and currency denomination of the aggregate fixed income portfolio is managed relative to their respective benchmark for the investment portfolio, which incorporates matching currency, and duration within a range, relative to liabilities. Duration is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, reflecting the percentage change in price for a 100 basis point change in all global yield curves. Management believes that the duration of the aggregate fixed income portfolio is the best single measure of interest rate risk for the aggregate fixed income portfolio.
The maturity profile of the aggregate fixed income portfolio is a function of the maturity profile of estimated loss payments from our liabilities, our capital and expected operating cash flows and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio, see Item 8, Note 6, “Investments,” to the Consolidated Financial Statements included herein.
Enterprise Risk Management
Risk Management Framework
We face strategic and operational risks related to, among others: underwriting activities, financial reporting, changing macroeconomic conditions, investment risks, reserving estimates, changes in laws or regulations, information systems, business interruption and fraud. Our global P&C business, Run-Off Life Operations and investment portfolios each have their own set of risks (see Item 1A, “Risk Factors,” for a discussion of such risks). At times these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common internal or external risk drivers embedded in our businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on our profitability, capital strength and liquidity.
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
Our ERM framework is designed to allow us to identify and understand material risk concentrations, including concentrations that have unattractive risk/reward dynamics so that prompt, appropriate, corrective or mitigating actions can be taken. To do this, we have risk management committees and processes to serve as points of managerial dialogue and convergence across our businesses and functional areas, to create risk aggregation methodologies, to develop specific risk appetites and to coordinate the identification, vetting and discussion of risk topics and metrics. As part of our ERM activities, we apply a suite of stress tests, tools, risk indicators, metrics and reporting processes that examine the consequences of low probability/high severity events (including those related to emerging risks) in order to take mitigating actions where required.
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
With respect to the responsibilities relating to ERM, the RFC:

•
Oversees ERM activities, including the risk management framework employed by management. With respect to the overall risk management framework, the RFC (i) reviews the methodology for establishing our overall risk capacity; (ii) reviews the policies for the establishment of risk limit frameworks, and adherence to such limits; and (iii) reviews and approves enterprise risk limits.

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
In addition to the ERC, we have established a framework of separate yet complementary ERM subcommittees, each focusing on particular aspects of ERM. These subcommittees include:

•
Economic Capital Model Committee: This subcommittee oversees the development of economic capital models that support ERM activities, and helps set priorities and manage resources related to such models. It reviews assumptions and related methodologies used within our economic capital models, including assessments of model validation, model control and model risk.

•	Liability Risk Committee: This subcommittee supports and assists the ERC’s identification, measurement, management, monitoring and reporting of key underwriting liability and emerging risks.

•
Asset Risk Committee: This subcommittee assists the ERC in its responsibilities in relation to governance and oversight of asset-related risks across the Company, including the investment portfolio. Among its activities are (a) involvement in policy decisions on modeling and quantification of risk measurements; and (b) providing an interpretation and assessment of asset-related risks, with a particular focus on market-related risks. Further, the subcommittee is responsible for coordinating on a regular basis with the Credit Risk Committee on asset-related credit risks.

•
Credit Risk Committee: This subcommittee develops and implements the metrics and supporting framework for allocation of credit risk capacity across major business units and functions, including the amount and types of credit exposure.

•
Country Risk Committee: This subcommittee supports and assists the ERC's identification, measurement, management, monitoring and reporting of country risk to our underwriting activities and functional areas.

•
Operational Risk Committee: This subcommittee supports the ERC’s identification, measurement, management and oversight of key operational risks through its oversight of key operational risk management processes and through its review of related operational risk indicators, trends and metrics.

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

For planning purposes and to calibrate 2015 risk tolerances, we set our underwriting limits as a percent of September 30, 2014 Adjusted Tangible Shareholders’ Equity (“Adjusted Tangible Shareholders’ Equity”). Adjusted Tangible Shareholders’ Equity is defined as Total Shareholders’ Equity less (i) Goodwill and Other Intangible Assets, less (ii) Accumulated Other Comprehensive Income ("AOCI") adjusted for net movements relating to Life Retro Arrangements. These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur after September 30, 2014, at the discretion of management and as overseen by the Board.
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
The largest of the per event 1% exceedance probability underwriting limits for terrorism and other realistic disaster scenarios is set at a level not to exceed approximately 13.5% of Adjusted Tangible Shareholders’ Equity; limits at the per event 1% exceedance probability for the remaining terrorism and realistic disaster scenarios are set below this level.
The largest of the per event 1% exceedance probability underwriting limits for country risk is set at a level not to exceed approximately 6% of Adjusted Tangible Shareholders’ Equity.
The largest of the per event 1% exceedance probability underwriting limit for pandemic risk is set at a level not to exceed approximately 6.1% of Adjusted Tangible Shareholders’ Equity.
The largest per event 1% exceedance probability underwriting limit for longevity risk is set at a level not to exceed approximately 1.5% of Adjusted Tangible Shareholders' Equity.
The largest of the per event 0.4% exceedance probability underwriting limits for certain terrorism events is set at a level not to exceed approximately 18% of Adjusted Tangible Shareholders’ Equity; limits at the per event 0.4% exceedance probability for the remaining terrorism event scenarios are set below this level.
The largest per event 0.4% exceedance probability underwriting limit for pandemic risk is set at a level not to exceed approximately 8.1% of Adjusted Tangible Shareholders’ Equity.
The largest per event 0.4% exceedance probability underwriting limit for longevity risk is set at a level not to exceed approximately 2.0% of Adjusted Tangible Shareholders' Equity.

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
Regulation
Our operating subsidiaries are subject to regulation and supervision in each of the jurisdictions in which they are domiciled and licensed to conduct business. Generally, regulatory authorities can have broad supervisory and administrative powers over such matters as licenses, fitness of management, standards of solvency, governance, risk management, material transactions between affiliates, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, claims handling, reinsurance, minimum capital and surplus requirements and/or risk based capital standards, dividends and other distributions to shareholders, periodic examinations and annual and other report filings or notifications. See Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements included herein. In general, such regulation is for the protection of policyholders rather than shareholders. We cannot predict the potential effect that any new regulations would have on our operating subsidiaries or on our business, results of operations, cash flows or financial condition. See Item 1A, “Risk Factors – The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business.”
In addition, XL-Ireland, our ultimate holding company, is domiciled in Ireland. Although XL-Ireland is not an Irish regulated operating entity, the Central Bank of Ireland ("CBI") has previously informed us that it would be our group regulator under Solvency II. Adopted by the European Parliament in April 2009, Solvency II is a European Union ("E.U.") directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers. The Omnibus II directive, which was agreed to by the European Commission, the European Parliament and the Council of Ministers, sets a Solvency II implementation date of January 1, 2016. The CBI has issued interim guidelines on applying the European Insurance and Occupational Pensions Authority (“EIOPA”) guidelines for authorized firms to ensure their eventual readiness for Solvency II, while the Prudential Regulation Authority ("PRA") has issued proposed rules transposing Solvency II requirements into U.K. legislation.
We are also monitoring other regulatory developments such as the International Association of Insurance Supervisors ("IAIS") proposed risk-based global insurance capital standard and group-wide supervisory and regulatory framework for internationally active insurance groups ("IAIGs"). See Item 1A, "Risk Factors - Government and regulatory actions may impact the marketplace generally or us in particular."
As an Irish public company, XL-Ireland is subject to reporting requirements and certain restrictions under Irish company law. See “Management’s Discussion & Analysis of Financial Condition—Holding Company Liquidity” and Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements included herein.
A summary of certain regulatory requirements in key jurisdictions in which we operate follows.
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

United Kingdom
Our U.K. regulated operating subsidiaries are regulated by the PRA and the Financial Conduct Authority (“FCA”). The PRA has primary objectives to promote the safety and soundness of the firms it regulates and to ensure that policyholders are appropriately protected, and a secondary objective to promote effective competition in the financial service markets. The FCA aims to ensure that the financial services markets function well with three operational objectives, namely, to secure an appropriate degree of protection for consumers, to protect and enhance the integrity of the U.K. financial system and to promote effective competition in the interests of consumers. The PRA’s Handbook of Rules and Guidance covers all aspects of regulation including capital adequacy, financial and non-financial reporting, payment of dividends and certain other activities of U.K. regulated firms. The PRA and FCA’s Approved Persons regime also subjects certain of our employees and directors to PRA and FCA regulation regarding their “fitness”. Our Lloyd’s managing agency, its managed syndicate and its associated corporate capital vehicle are also subject to Lloyd’s requirements applicable to operating in the Lloyd's market.
Other European Union
Our network of offices in the European Union consists mainly of branches of Irish, U.K. and Bermuda companies and these offices are principally regulated under applicable legislation or directives from their home jurisdictions.
Bermuda
The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the “Bermuda Act”), regulates our Bermuda (re)insurance operating subsidiaries, which must be registered as (re)insurers by the Bermuda Monetary Authority (the “BMA”). The Bermuda Act imposes on Bermuda (re)insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of (re)insurance companies.
Certain of our Bermuda regulated (re)insurance companies are required to file annual audited financial statements prepared in accordance with accounting policies generally accepted in the U.S. ("GAAP") or International Financial Reporting Standards, as well as annual statutory financial returns, annual capital and solvency returns and quarterly financial returns.
Bermuda regulated general business (re)insurers are required to maintain available statutory capital and surplus at a level equal to or in excess of their enhanced capital requirement (“ECR”). The applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement (“BSCR”), which employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. The BMA has also established a target capital level (“TCL”) for each (re)insurer equal to 120% of its ECR. While (re)insurers are not required to maintain their statutory capital and surplus at this level, the TCL acts as an early warning tool for the BMA and failure to maintain statutory capital at least equal to TCL will likely result in increased BMA regulatory oversight. Our Bermuda regulated (re)insurers use the BSCR model to calculate their solvency requirements. The implementation of the ECR for Bermuda regulated long-term (re)insurers sets the applicable ECR for XL Re Ltd for the financial year ending 2014 at 75% of the amount determined by the BSCR or an approved internal capital model.
Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Under the Bermuda Act, a Class 4 (re)insurer is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus unless it certifies to the BMA that it will continue to meet its minimum solvency margin and minimum liquidity ratio. In addition, neither Class 4 (re)insurers (which includes XLIB and XL Re Ltd) nor certain long-term (re)insurers may reduce their total statutory capital by 15% or more unless they have received the prior approval from the BMA. See Item 8, Note 25, "Statutory Financial Data," to the Consolidated Financial Statements included herein, for further information.
The BMA introduced amendments to the Bermuda Act to create a new class of special purpose insurer (“SPI”) specifically to write sophisticated, fully-funded insurance and reinsurance transactions. SPI's are required to file with the BMA annual statutory financial statements but are not required to file an annual loss reserve specialist opinion. The BMA has the discretion to modify such SPI’s accounting requirements under the Bermuda Act.
Bermuda (re)insurers are required to comply with the BMA's Insurance Code of Conduct which establishes duties, requirements and standards to be complied with to ensure each (re)insurer implements sound corporate governance, risk management and internal controls. Non-compliance with the BMA’s Insurance Code of Conduct could result in intervention by the BMA.

Two of our Bermuda entities are approved for reduced collateral within New York and Florida, respectively. XLIB is qualified for reduced collateral in the state of New York. XL Re Ltd is qualified for reduced collateral in the state of New York as well as the state of Florida. This annual certification permits these two Bermuda subsidiaries to post reduced collateral allowing U.S. ceding companies to take credit for reinsurance on their financial statements.
See also "Solvency II Equivalence" regarding the equivalence assessment of the Bermuda supervisory regime under Solvency II.
United States
In the United States, we are subject to extensive regulation in the jurisdictions in which we conduct our business. The state legislatures and/or state (re)insurance regulators consider or enact laws or regulations that may alter or increase the regulation of (re)insurance companies and (re)insurance holding companies. State laws and regulations that are adopted or amended may be more restrictive than current laws and regulations and may affect our operations and financial condition and could adversely affect our results of operations through lower revenue and/or higher costs of compliance and limit our growth. For example, regulators may choose to restrict the ability of subsidiaries to make payments to their parent companies, reject rate increases or increase the statutory capital requirements of our operating subsidiaries.
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
Additionally, the NAIC has undertaken the Solvency Modernization Initiative (“SMI”), which focuses on a review of insurance solvency regulations throughout the U.S. financial regulatory system and will lead to a set of long-term solvency modernization goals. SMI is broad in scope, but the NAIC has stated that its focus will include the U.S. solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and group regulatory issues.
Currently, our U.S. regulated operating subsidiaries are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed or accredited. In addition, these subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. The most recent financial condition examination for our seven U.S. property/casualty insurance and reinsurance subsidiaries was completed in June of 2012 and covered the five-year period ended December 31, 2010. The reports issued by the three states of domicile at the time of the examination (New York, Delaware and North Dakota) concluded that all findings from the prior examination had been effectively addressed, and no new findings were reported. Effective July 1, 2013, Indian Harbor Insurance Company, an eligible surplus lines insurer, was re-domiciled from North Dakota to Delaware. XL Life Insurance and Annuity Company, an Illinois-domiciled life insurer, recently underwent a financial conduct examination for the five-year period ended December 31, 2012. No issues were identified in the report issued by the Illinois Department of Insurance in August of 2014.
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
While the U.S. federal government currently does not directly regulate the insurance business in the U.S. (other than for flood and nuclear insurance and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. For example, the future availability of any federal backstop program for qualifying terrorism losses, currently the Terrorism Risk Insurance Program Reauthorization Act of 2015, or modifications of the terms and conditions of such program may affect the insurance industry's ability and capacity to offer terrorism coverage in the United States. Additionally, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was passed into law. Dodd-Frank requires the creation of a Federal Insurance Office ("FIO") within the Treasury Department that is focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the FIO currently does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. On December 14, 2013, the FIO submitted a report to Congress as required under Dodd-Frank on improving U.S. insurance regulation. The report raises concerns about states' regulation of multi-state insurers and proposes that insurers need to be supervised on a consolidated basis at the federal level, which would improve uniformity, efficiency and consistency, and would result in uniform supervision of insurance firms with national and global activities. As the FIO does not have regulatory authority, the recommendations in its report could be viewed as advisory in nature. Most suggestions for U.S. federal standards and involvement in insurance regulation would require U.S. Congressional action. Whether the recommendations will be implemented, altered considerably, or delayed for an extended period is uncertain. In December 2014, the FIO issued a report entitled The Breadth And Scope Of The Global Reinsurance Market And The Critical Role Such Market Plays In Supporting Insurance In The United States pursuant to a requirement under Dodd-Frank for FIO to issue a report describing the breadth and scope of the global reinsurance market and the role such market plays in supporting insurance in the United States. This report describes the role global reinsurance provides in supporting the insurance industry in the U.S. and states that the global reinsurance market provides access to the financial strength of reinsurers and to alternative risk transfer capital, thereby assisting insurers in preparing for and responding to catastrophes and natural disasters. In addition, reinsurers are found to assist insurers in stabilizing underwriting experience, increasing underwriting capacity, and facilitating entrance to and exit from markets, thereby helping insurers maintain product pricing that is more available and affordable, which benefits the U.S. economy as a whole. The report states that many global reinsurers and other capital market industry participants operate in the reinsurance market, demonstrating a high degree of substitutability and mobility of risk transfer capital. The report notes that, in light of the importance of the global reinsurance market to U.S. insurers, the Treasury Department and the United States Trade Representative are considering a covered agreement with respect to collateral requirements for reinsurers. A covered agreement would also require U.S. Congressional action. Whether a covered agreement will be implemented or delayed for an extended period of time is uncertain.
Other International Operations
We have a number of regulated operating subsidiaries outside of the European Union, Bermuda and the United States. The degree of regulation in foreign jurisdictions can vary and licenses issued by foreign authorities are subject to modification or revocation for cause by such authorities. Our subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate or from writing business emanating from certain jurisdictions. While many countries impose licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.
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
Switzerland
Supervision of our Swiss regulated operating subsidiaries and branches is carried out by the Swiss Financial Market Supervisory Authority (“FINMA”). The supervisory regime currently comprises both Solvency I requirements and Solvency II type requirements (“Swiss Solvency Test”), the latter of which impose higher capital requirements. Furthermore, direct insurers and insurance branches of foreign legal entities operating in Switzerland have to comply with “tied assets” requirements. Reinsurance branches of foreign pure reinsurance companies are exempt from supervision by FINMA and are supervised by the country in which they are domiciled.
In September 2012, FINMA and EIOPA signed a Memorandum of Understanding (“MoU”) regarding cooperation in supervision, in particular for insurance groups with international activities in the European Economic Area (the "EEA") and Switzerland. The MoU creates a formal basis for cooperation in the following areas: group supervision, assistance in the work of EEA and FINMA colleges of supervisors, action required in emergency situations, safeguarding financial stability by monitoring and assessing risks, interconnectedness and conducting stress tests. This MoU will not modify or supersede any laws or regulatory requirements in force and will not affect any arrangements under the MoU that have previously been signed between FINMA and other national supervisory authorities of the EEA.
See also "Solvency II Equivalence" regarding the equivalence assessment of the Swiss supervisory regime under Solvency II.

Latin America
We have both insurance and reinsurance operations in the Latin American region, with local companies writing business in Brazil and Mexico and representative offices in Argentina and Colombia. Other than the Colombia representative office and a services branch in Mexico, all the legal entities in the region are subsidiaries. In regions other than Brazil and Mexico, we act as a foreign reinsurer. Nearly all regulators in the Latin America region require foreign reinsurers to be registered or licensed for local cedants to place business with them.
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
Solvency II Equivalence
The supervisory regimes governing our operating subsidiaries domiciled in each of Bermuda and Switzerland were considered in EIOPA's December 2014 third country equivalence assessments under Solvency II. EIOPA has provisionally advised that both Switzerland and Bermuda meet the criteria set out in EIOPA's methodology, with certain caveats, for equivalence assessments for the following three categories: (i) reinsurance supervision, (ii) third country group supervision, and (iii) calculating group solvency.
The European Commission (“Commission”), having considered the advice of EIOPA, is required to submit to the European Parliament and Council a recommendation whether each of Bermuda and Switzerland meets or does not meet the criteria for equivalence assessment in each of the above three categories. With regard to each category, the Commission may recommend that Switzerland and Bermuda should be assessed to have achieved full equivalence or temporary equivalence. The Commission recommendations on full and temporary equivalence (and another category for "provisional equivalence" for countries such as the United States-see below) are expected to be presented in Spring and Autumn on a category by category basis. The European Parliament and Council each have six months from receipt of the European Commission’s recommendation to confirm or reject such findings.
In the event that Bermuda or Switzerland do not obtain full equivalence with respect to all three categories above, we would expect the following to apply but there can be no assurance that this will be the outcome:

•	a temporary equivalence finding with respect to reinsurance supervision would allow for the same benefits as full equivalence until December 2020, with a possibility of one additional year;

•	a temporary equivalence finding with respect to group supervision would allow for the same benefits as full equivalence until December 2020, with a possibility of one additional year; and

•
a provisional equivalence finding with respect to calculating group solvency (a finding of temporary equivalence is not available for this category) would allow the same benefits as full equivalence for ten years, potentially renewable for an additional ten year period.

See Item 1A, "Risk Factors - The regulatory regimes under which we operate, and potential change thereto, could have a material adverse effect on our business", for risks to our business, including in the event that either Bermuda's or Switzerland's supervisory regime is not considered equivalent to the Solvency II regime.
The United States is currently expected to receive a provisional equivalence recommendation from the Commission although there is no assurance of this outcome. This finding would allow some companies, not including us currently, to benefit from U.S. local solvency calculations in their group calculations for a ten year period as provided above. This designation is for group solvency calculations only and excludes reinsurance and group supervision.

Employees
At December 31, 2014, we had 4,663 employees. At that date, 314 of our employees were represented by workers’ councils and 403 of our employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.
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
We make available free of charge, including through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Upon written or oral request, we will promptly deliver, without charge, to any shareholder a copy of the Annual Report on Form 10-K. Requests for copies should be submitted to the Company Secretary at XL Group, 100 Washington Blvd., 6th Floor, Stamford, CT 06902, United States of America or (203) 964-5500.
We have adopted Corporate Governance Guidelines, written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee, as well as a Code of Conduct and a related Compliance Program. Each of these documents is posted on our website at http://www.xlgroup.com, and each is available in print to any shareholder who requests it by writing to us at Investor Relations Department, XL Group plc, 100 Washington Blvd., 6th Floor, Stamford, CT 06902, United States of America.
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
We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events.  Both our underwriting limits for (re)insurance policies covering such losses and our exposure to such losses are expected to significantly increase following the Acquisition. Catastrophes can be caused by various events, including hurricanes, earthquakes, floods, hailstorms, explosions, severe weather, tsunamis, fires, war and acts of terrorism. Changing climate conditions may add to the unpredictability and frequency of natural disasters in certain parts of the world and create additional uncertainty as to future trends and exposures. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss any given occurrence will generate.
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
A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best Company (“A.M. Best”), which is three notches below the current S&P financial strength rating of “A+” (Stable) and two notches below the A.M. Best financial strength rating of “A” (Stable), may trigger termination provisions in a significant amount of our assumed reinsurance and retrocessional agreements and may potentially require us to return unearned premium to cedants or post additional collateral. In addition, a material reduction in our shareholders’ equity may trigger termination provisions or require us to post additional collateral in a majority of our assumed reinsurance agreements. While the amount of reduction necessary to trigger such termination provisions varies from agreement to agreement, such provisions are generally triggered by a reduction in the range of 20 to 50 percent. Whether a client would exercise its termination rights after such a downgrade or decline in shareholders' equity would likely depend on, among other things, the reasons for the downgrade or decline, the extent of the downgrade or decline, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, approximately 67% of our in force reinsurance contracts at January 1, 2015 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below “A-.”
In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in both a substantial loss of business for us, as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings, and the loss of key employees. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included herein). Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under the Company’s two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.
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
Global markets and economic conditions have in the past been negatively impacted by the uncertainty relating to the level of sovereign debt of various E.U. member states, the ability of those countries to service their sovereign debt obligations and the stability of financial institutions operating within those E.U. member states. This uncertainty has resulted and could in the future result in volatile bond yields on the sovereign debt of E.U. member states and on other European-related corporate debt held within our investment portfolio and could have material adverse impacts on financial markets and economic conditions in the E.U. and throughout the world. In addition, downgrades of sovereign debt could bring down the average credit rating quality of our investment portfolio.
The interdependencies among European economies and financial institutions and between such European economies and financial institutions and those of the rest of the world have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. One or more Euro-zone countries could come under increasing pressure to leave the European Monetary Union or the European Union, or the Euro as the single currency of the Euro-zone could cease to exist if the European Monetary Union were dissolved. These or other actions could ultimately result in the European Union ceasing to exist. Any of these developments, or the perception that any of these developments are likely to occur, could lead to severe economic recession or depression. If one or more significant countries abandon the Euro or the European Monetary Union dissolves, it may result in uncertainty with respect to the terms, value or enforceability of certain bonds, instruments or contracts, which could result in a material loss to us. Similarly, if a country leaving the Euro-zone imposes currency controls, such controls may have a material adverse impact on the value of and our ability to withdraw funds from that country.

Given the extent of our European operations, including that XL-Ireland has its registered office in Ireland, and our European investment holdings, clients and counterparties, persistent volatility in the European financial markets, or the failure of any significant European financial institution arising from the wider implications of a crisis, even if not an immediate counterparty to us, could have a material adverse impact on our business, investment portfolio, liquidity or financial performance. A future Euro-zone sovereign debt crisis could lead to political uncertainty, material changes to tax policies of Euro-zone countries, financial turmoil and social unrest, which could affect the successful implementation of stability measures. Sovereigns, financial institutions and companies may become subject to liquidity shortages and be unable to obtain refinancings or new fundings, leading to an increased risk of a default on their existing debt, and measures to reduce debt levels and fiscal deficits could result in a further slowdown of or negative economic growth.
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
Our business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or profitably grow market share:

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

▪
In connection with the addition of new products to existing coverages or the conversion of existing policyholders to a new product, some policyholders' pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and margins.

▪
To develop new products or markets, we may encounter unanticipated operational issues or unanticipated coverage risks, or we may need to make substantial capital and operating expenditures, which may also negatively impact results.

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
Our operating results are affected by the performance of our investment portfolio. Our assets are invested by a number of investment management service providers under the direction of the Company’s management within the Investment Group in accordance, in general, with detailed investment guidelines set by us under the oversight of the RFC, and established in accordance with our SAA framework for our investment portfolio. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. We are exposed to significant capital markets risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. Our consolidated results of operations, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other than temporary impairment charge. Any such charge may have a material adverse effect on our results of operations and business.
For the year ended December 31, 2014, we incurred net realized and unrealized investment gains and losses, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein. We continue to closely monitor current market conditions and evaluate the long term impact of the market on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested over time. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested. We maintain an investment portfolio with diversified maturities that has a weighted average duration that is determined in accordance with its SAA Benchmark based on a dynamic financial analysis of investment assets and liabilities, and that is intended to maximize the Company’s enterprise value subject to accounting, regulatory, capital and risk tolerances. The portion of the portfolio supporting our Run-Off Life Operations - not subject to Life Retro Arrangements is rebalanced regularly to reflect an explicit asset-liability management process. However, our estimates of the time and size of our estimated loss payment profile may be inaccurate and despite stochastic investment portfolio modeling, we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. In sum, we are economically exposed to interest rate risk on our capital and to the extent that our investment portfolio maturities are a poor hedge of actual liability loss payments.
Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured and credit-sensitive government-related securities. Approximately 3.0% of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk and a greater exposure to credit spread risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. Our procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically may not protect us during periods of economic weakness or periods of turmoil in capital markets from default losses in both our investment grade and below investment grade corporate and structured holdings. This may result in a material reduction of net income, capital and cash flows.
We invest a portion of our investment portfolio in common stock or equity-related securities, including alternative funds, private equity funds and other funds. The value of these assets fluctuates, due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline, and may negatively impact net income, capital and cash flows. In addition, certain of the products provided by our Run-Off Life Operations offer fixed guaranteed returns while debt and equity yields may continue to decline. In addition, the amount of earnings from alternative funds, private investment funds and other funds are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investment funds depends on particular events relating to the underlying investments. The ability of an alternative fund to satisfy any redemption request from its investors depends on the underlying liquidity of the alternative fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict, and, if such funds are unable to satisfy our redemption requests, our results of operations, financial condition and cash flows may be adversely impacted. As alternative funds, private investment funds and other funds are collective investment vehicles managed by third parties, we do not control the proceeds once we make our investments, thus subjecting us to a higher level of fraud risk than is the case with our fixed income and equity holdings.

A portion of our investment portfolio is comprised of securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed corporate, contract and bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets.
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
The determination of the amount of other than temporary impairments taken on our investments is based on subjective valuation judgments and could materially impact our financial position and results of operations.
Our management periodically reviews and assesses our portfolio to determine if other-than-temporary impairments should be recognized on our investments. This review includes methodologies, estimations and assumptions that are subjective and open to different interpretations. The determination of the amount of other-than-temporary impairments recognized varies by investment type and is based on an evaluation of inherent risks associated with each asset class as well as an analysis on a security by security basis. Our evaluations and assessments are revised as conditions change and new information becomes available.
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include, among others, subsequent changes in general economic conditions as well as specific business conditions affecting particular issuers, our liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. During periods of market disruption, it may also be more difficult to value certain securities if trading becomes less frequent or market data less observable. There may also be certain asset classes that become illiquid due to the financial environment. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon our future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines.
Our management may not have assessed the correct amount of impairments to be taken in our financial statements and additional impairments may need to be recognized in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.
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
Inflation in relation to medical costs, construction costs and tort issues in particular impact the property and casualty industry. However, broader market inflation also poses a risk of increasing overall loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail” such as general liability, worker's compensation and professional liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation could also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.
Similarly, the actual emergence of claims for life business may vary from the assumptions underlying the policy benefit reserves.
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
Changes to industry practices of legal, judicial, social, political, legislative or other environmental conditions or disruptions that affect businesses' continuity and interdependencies (including supply chain dependencies) could cause unexpected issues related to claim and coverage as well as additional forms of loss experience to emerge. These issues may adversely affect our business by either expanding coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that disruptions in the credit markets could have on the number and size of reported claims under directors and officers liability insurance (“D&O”) and professional liability insurance lines of business. In some instances, these changes may not become apparent until sometime after we have issued the insurance or reinsurance contracts that are affected by the changes. Historically such claims and coverage issues have occurred at heightened levels during periods of very soft market conditions, which often reflect an inflection point in the typical cycle of insurance industry market conditions. In addition, our actual losses may vary materially from our current loss estimates based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

Governmental and regulatory actions may impact the marketplace generally or us in particular.
In response to the financial crises that affected the banking system and financial markets and going concern threats to financial institutions, there were numerous regulatory and governmental actions in the United States, the U.K. and the Euro-zone, among other countries. The purpose of these legislative and regulatory actions was to stabilize the U.S. and international financial markets, improve the flow of credit, increase employment levels and foster an economic recovery.
Under Dodd-Frank, the Financial Stability Oversight Council (“FSOC”) has issued rules establishing the process and criteria by which companies may be designated as nonbank systemically important financial institutions (“SIFIs”) subject to the examination, enforcement and supervisory authority of the FSOC. Similarly, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions (“G-SIFIs”), should be regulated. These frameworks and recommendations address issues such as financial group supervision, basic capital requirements and solvency standards, systemic economic risk, corporate governance including compensation, and a host of related issues associated with responses to the financial crisis. In addition, the FSB has directed the International Association of Insurance Supervisors (“IAIS”) to create standards relative to these areas for global systemically important insurers (“G-SIIs”) and incorporate them within that body’s Insurance Core Principles. IAIS is also in the process of developing a comprehensive, group-wide supervisory and regulatory framework for internationally active insurance groups (“IAIGs”), whether or not they are identified as G-SIIs, which will include a quantitative capital standard. The IAIS itself will not be responsible for identifying IAIGs under this framework. Rather, it will set out the criteria and process that will be used by the supervisory colleges to identify IAIGs. While we do not expect that we will be designated as a SIFI, G-SIFI, or G-SII, certain of our competitors may be so designated, which may impact market behavior and/or access to capital. Following the completion of the proposed acquisition of Catlin, we believe that we would meet the criteria to be designated as an IAIG. If designated as an IAIG by the IAIS supervisory college, we may become subject to a proposed international capital standard and enhanced regulatory supervision.
In connection with the Life Retro Arrangements, we hold a number of Tier 1 and Upper Tier 2 hybrid securities issued by financial institutions including those based in the U.S., Europe and the U.K as part of the Life Funds Withheld Assets (See Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," and Note 6, "Investments," to the Consolidated Financial Statements included herein). The terms of the Life Retro Arrangements identify certain events that would entitle the ceding companies to exercise their recapture remedy and the terms upon which such a recapture would occur, in which event such hybrid securities could become part of our investment portfolio assets. There is a risk that, if the capital positions of financial institutions deteriorate further government intervention, particularly nationalization of such institutions, could occur. There is also a risk of regulatory imposed deferral of coupons or decisions by bank management not to call the capital or defer the coupon payments. This may result in losses on those securities. There is also the risk of further downgrades of these or other securities as rating agencies re-evaluate their rating methodologies, which would negatively impact the regulatory capital of the Run-Off Life Operations or the valuation of our investment portfolio assets generally.
In particular, an extended period of stagnant growth combined with low or negative inflation, a continuation of significant deficits and an ongoing period of stimulative monetary policy could lead to a re-emergence of the sovereign debt crisis concerning European countries, including Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations"), and related European financial restructuring efforts, may cause the value of the European currencies, including the Euro, to further deteriorate, which in turn could adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, a European crisis could contribute to instability in global credit markets, as well as the widening of bond yield spreads. Rating agency downgrades on European sovereign debt and concern about the potential default of government issuers or a possible break-up of the European Union could further contribute to this uncertainty. Should governments default on their obligations, there would be a negative impact on both our direct holdings, as well as on non-government issues and financials held within the country of default. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Balance Sheet Analysis–European Sovereign Debt Crisis” for an analysis of our fixed maturity portfolio’s exposure to European Periphery Nations.
Any such governmental actions or future regulatory initiatives may impact certain investment instruments in our investment portfolio, or our competitive position, business or financial position. If global economic and market conditions become uncertain, volatile, or deteriorate, we may experience material adverse impacts on our results of operations, financial condition and cash flows.
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
In certain jurisdictions, when an insured or ceding insurer pays premiums for policies of insurance or contracts of reinsurance to brokers for further payment to us, such premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for such amounts, whether or not we have actually received the premiums from the broker. In addition, in accordance with industry practice and contract terms, we generally pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased reinsurance from us. Although in some jurisdictions the law is unsettled and depends upon the facts and circumstances of the particular case, if a broker fails to make such a claims payment to the insured or ceding insurer, we generally remain liable to the insured or ceding insurer for that non-payment. Consequently, we assume a degree of credit risk associated with the brokers with whom we transact business. Due to the unsettled and fact-specific nature of the law governing these types of scenarios and our lack of historical experience with such risks, we are unable to quantify our exposure to this risk.
We are subject to a number of risks associated with the global nature of our business.
A material portion of our revenues is derived from our clients in Europe, North America and Bermuda. Weak demand or market disruption in these regions could have a material adverse impact on our results of operations. We have also continued to pursue opportunities in other countries, including in developing markets such as Asia, Africa and Latin America. Differing economic conditions and patterns of economic growth and contraction in the regions in which we operate could make it more difficult to forecast accurately product demand and effectively develop business, which could adversely affect our results of operations.
In conducting business in developing markets we are subject to a number of significant risks. These risks include restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. The occurrence of one or more of these or other risks in one country may affect our operations in another country or countries. In addition, some countries, particularly developing economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Other risks are less developed forms of government supervision, regulation and legal process including less developed corporate, contract and bankruptcy laws, difficulty in enforcing contractual obligations, and the lack of uniform accounting and auditing standards. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.
Other risks involved with conducting business in developing markets include political and social instability, political violence, strikes, riots, kidnap and ransom, civil unrest, expropriation and terrorism as well as greater price volatility of investment positions, less liquid markets and less available information than is generally the case in developed markets. In addition, competition for skilled employees in developing markets may be intense. These risks may lead to higher than anticipated transaction costs and could have a material adverse effect on our business, financial condition and results of operations.
Downgrading of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.
S&P lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. In addition, both Fitch and Moody’s have warned that they may downgrade the U.S. government’s sovereign credit rating if future budget negotiations to raise the debt ceiling fail, or if steps are not taken to decrease the U.S.’s debt load. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the impact of a further downgrade to the U.S. government’s sovereign credit rating or any other further rating actions by any rating agency is inherently unpredictable. Such actions could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations, including with respect to assets in our investment portfolio, as well as assets in trusts or other collateral arrangements posted by or to us. In addition, further downgrades of the United States’ credit rating could create broader financial turmoil and uncertainty, and could negatively impact the average credit rating quality of our investment portfolio, which could require us to change our minimum average credit quality target.
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
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland and XL-Cayman rely on the availability of dividends and other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and XL-Ireland ordinary and XL-Cayman preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The payment of dividends by our insurance and reinsurance subsidiaries is regulated under the laws of various countries, including Bermuda, the U.K., Ireland, Switzerland and in the other countries where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business and by the Society of Lloyd’s. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant property and casualty subsidiaries in Ireland, the U.K., Bermuda and the U.S., see Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements, and Item 1, “Business – Regulation.”
XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback our ordinary shares. While XL-Ireland’s Articles of Association authorize the XL-Ireland Board to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish company law. These formalities were completed in early August 2010. As of December 31, 2014, XL-Ireland had $2.9 billion in distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate amount.
In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends to XL-Ireland or to holders of its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit it from declaring or paying dividends on the ordinary shares that XL-Ireland holds unless full dividends have been declared and paid on the outstanding preferred shares.
The ability to declare and pay dividends may also be restricted by financial covenants in our letters of credit and revolving credit facilities. We were in compliance with all covenants by significant margins at December 31, 2014, and currently remain in compliance.

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
Losses can result from operational risk such as, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. Areas of operational risk can be heightened in discontinued or exited businesses as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise by departing management or employees.
We operate globally, and have two office locations in India that currently provide large portions of our back office support. Our global operations present significant operational risk due to the possibility of political instability, disruptions in communication or information processes, whether due to technical difficulties, power failures or destruction or damage to our offices for any reason. If any disruption occurs, our business continuity and disaster recovery plans may not be effective, particularly if natural or man-made catastrophic events occur, and such disruption could harm our results of operations or our reputation in the marketplace.
We believe that our modeling, underwriting and information technology and application systems are critical to our business, as our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Moreover, our information technology and application systems have been important to our underwriting process and our ability to compete successfully. Our business depends on effective information systems and the integrity and timeliness of the data we use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our clients, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems and processes supporting them. Failure of any of these systems or inaccuracies in the data stored therein may jeopardize our ability to service and interact with clients and report to regulators, which could result in significant losses, reputational damage or regulatory non-compliance. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended.
We have outsourced the day-to-day management, custody and record-keeping of our investment portfolio to third-party managers, custodians and investment accounting service providers that we believe to be reputable. A major defect in those investment managers’ investment management strategy or decision-making could result in management distraction and/or significant financial loss. We also have outsourced claims handling for certain of our business, including portions of our Run-

Off Life Operations, to third parties and we rely on a few brokers for a large portion of our revenues. A major defect in our brokers’, claims managers', investment managers’ custodians’ or investment accounting services providers' internal controls or information and technology systems could result in management distraction or significant financial loss or other negative impact on our business.
Any ineffectiveness in our internal controls, information technology, application systems, investment management (including, without limitation, in setting our investment strategy or in our investment managers' execution of such strategy) or custody and record keeping could have a material adverse effect on our business. Similarly, any ineffectiveness in the internal controls, information technology, application systems, investment management strategy or execution or custody or record keeping of any of our aforementioned vendors could also have a material adverse effect on our business.
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
The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended, established the Terrorism Risk Insurance Program (“TRIP”), which became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George W. Bush signed a bill extending TRIA (“TRIAE”) for two more years, continuing TRIP through 2007. On December 26, 2007, President George W. Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) which further extended TRIP for seven years until December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism. On January 12, 2015, President Barack H. Obama signed TRIPRA 2015, which is effective retroactively to December 31, 2014 and extends authorization of the TRIP for six years through December 31, 2020. TRIPRA 2015 makes modifications to TRIP by, among other things, establishing a National Association of Registered Agents and Brokers and exempting certain swap participants from capital requirements established under the Dodd-Frank Act.
In response to the lack of availability in certain insurance and reinsurance markets resulting from, among other things, the September 11 event, the TRIP was created upon the enactment of the TRIA of 2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S. This law established a federal program, that has now been extended to December 31, 2020, to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and to require insurers to offer coverage for terrorist acts.
TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA along with further extensions to TRIP, as noted above, allows us to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that we have otherwise complied with all the requirements as specified under TRIPRA, we are eligible for reimbursement by the Federal Government for up to 85% (which decreases to 80% in 2020) of our covered terrorism-related losses arising from a certified terrorist attack. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. The maximum liability during a program year, including both the Federal Government’s and insurers’ shares, is capped on an aggregated basis at $100 billion. While regulations have been promulgated by the Department of the Treasury (“Treasury”) requiring that Treasury advise participating insurers, such as the Company, in advance of reaching the $100 billion aggregate limit that such aggregate limit could be reached during the program year, there is a risk that the Company will not be given adequate notice of the potential exhaustion of that aggregate limit. Accordingly, the Company could overpay with regard to such losses, and it is unlikely Treasury would reimburse the Company for such losses; moreover, it is unclear whether the Company, in the event of an overpayment, would be able to recover the amount of any such overpayment.

In addition, there is a risk that the occurrence of an event that results in an industry loss that exceeds the $100 billion cap will result in the Company not being reimbursed and reduced coverage for policyholders with terrorism coverage.
We believe that TRIP and the related legislation have been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. Nevertheless, we cannot provide assurance that TRIPRA 2015 will be extended beyond 2020, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.
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
In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny. In July 2010, Dodd-Frank was signed into law. Dodd-Frank requires many federal agencies to adopt new rules and regulations that will apply to the financial services industry and also calls for many studies regarding various industry practices. In particular, Dodd-Frank created a FIO within the Treasury that is focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the FIO currently does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In December 2013 the FIO submitted a report to the U.S. Congress as required under Dodd-Frank on improving U.S. insurance regulation. The report states that state regulation is often duplicative or inconsistent, that the multiplicity of jurisdictions makes state regulators more prone to capture, and that differences in standards between the states provide opportunities for regulatory arbitrage. The report also notes arguments about states’ constitutional limits in regulating multi-state insurers and asserts that insurers may engage in practices that can cause systemic risk, and thus systemically important insurers need to be supervised on a consolidated basis at the federal level. Whether these recommendations will be implemented, altered or delayed for an extended period is uncertain. While we have not yet been required to make material changes to our business or operations as a result of Dodd-Frank , due to the complexity and broad scope of Dodd-Frank and the time required for regulatory implementation, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, U.S. Commodity Futures Trading Commission or other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.
In addition, some U.S. state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators, regularly reexamine existing laws and regulations. In one particular example, the NAIC’s SMI has created roadmaps (and continual updates thereto) outlining activities, issues and projects underway focused on five specific areas: Capital Requirements, Governance and Risk Management, Group Supervision, Statutory Accounting and Financial Reporting, and Reinsurance. It is expected that the NAIC will ultimately provide guidelines on all of these areas that will in turn trigger activity among insurers to implement compliant processes and platforms. Given the extensive agenda the SMI covers, there remains uncertainty as to this initiative's costs and the impact it will have on us.
In addition to these proposals and initiatives in the United States, new capital adequacy and risk management regulations, called Solvency II, will be implemented throughout the EEA by January 1, 2016. The CBI has informed us that it will be our group regulator under Solvency II. See Item 1, “Business – Regulation”. Regulations and legislation relating to capital adequacy and risk management are also in the process of being developed or implemented in other jurisdictions. There remains significant uncertainty as to the impact that these various regulations and legislation will have on us; however, such impact could include constraints on our ability to move capital between subsidiaries or require that additional capital be provided to subsidiaries in certain jurisdictions, which may impact our profitability.
Whether as a result of Solvency II or similar risk-based capital regimes, various (re)insurance companies are seeking approval of internal models by January 1, 2016 from their relevant regulators for determining their required regulatory capital. We have been engaging with our group supervisor on our group internal capital model and are seeking internal model approvals for certain of our operating subsidiaries. The Acquisition could delay the approval of our internal capital model and other internal models to beyond January 1, 2016. If these internal models are not approved, either due to the Acquisition or other considerations raised by the CBI or any other regulator as part of the model review process, there is a risk that we will be required to hold more regulatory capital (e.g., on a standard formula basis) than our internal models might otherwise indicate, which could have a material adverse effect on our capital and surplus.
In addition, under Solvency II, E.U. cedants placing reinsurance with (re)insurers that are domiciled in either the E.U. (or in countries that are deemed equivalent to the Solvency II regime for these purposes) will receive full credit for such reinsurance after January 1, 2016. Our operating subsidiaries that are not domiciled in the E.U. (and that are not otherwise domiciled in Solvency II equivalent jurisdictions) that provide reinsurance to E.U. cedants may be required to post collateral to receive full credit for the reinsurance ceded. This could increase the cost of doing business and which could have a material adverse effect on our results of operations.  Similarly, there is a risk that our operating subsidiaries purchasing reinsurance protection from (re)insurers not domiciled in the E.U. (and that are not domiciled in jurisdictions that are deemed SII equivalent) will not receive full credit for such reinsurance which could have a material impact on our business, financial condition and results of operations. See Item 1, “Business - Regulation - Solvency II Equivalence” for more information regarding the Solvency II equivalence process.
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
In addition to insurance and financial industry regulations, our activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which may increase the costs of compliance, limit or restrict our ability to do business or engage in certain activities, or subject us to the possibility of civil or criminal actions or proceedings. Although we have in place systems and controls designed to comply with applicable laws and regulations, there can be no assurance that we, our employees, or our agents acting on our behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and, given the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under such laws or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on our business.
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
Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

▪	providing insurance and reinsurance capacity in markets and to consumers that we target, e.g., the creation or expansion of state or federal catastrophe funds such as those in the state of Florida;

▪	requiring our participation in industry pools and guarantee associations;

▪	expanding the scope of coverage or altering the enforceability of deductibles under existing policies;

▪	regulating the terms of insurance and reinsurance policies;

▪	ordering the suspension of or otherwise altering the application of insurance laws or regulations; or

▪	disproportionately benefiting the companies of one country over those of another.
The insurance industry is also affected by legislative, political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancelations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

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
Our success depends on our ability to attract new, highly skilled individuals and to motivate and retain our existing key executives and qualified personnel. The loss of the services of any of our key executives or the inability to attract, motivate and retain other highly skilled individuals in the future could adversely affect our ability to conduct our business. In addition, we do not necessarily maintain key man life insurance policies with respect to our senior employees.
A decrease in the fair values of our reporting units may result in future goodwill impairments.
When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. The goodwill is then assigned to a level of reporting referred to as a "reporting unit" for purposes of impairment testing. We conduct impairment tests on our goodwill at least annually, or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in pricing or renewal activity and new business opportunities, a decrease in retention of our underwriting teams, lower-than-expected yields and/or cash flows from our investment portfolio or higher-than-expected claims activity and incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit - which includes the value of the assigned goodwill - to exceed the fair value of such net assets, thus creating a goodwill impairment. If we determine such an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to record additional goodwill impairments, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.
We are exposed to risks in connection with our management of third party capital.
Our asset manager affiliate (New Ocean Capital Management Limited ("New Ocean")) or other affiliated investment vehicles in which we may be involved may owe certain legal duties and obligations to third party investors (including reporting obligations), and will be subject to complex laws and regulations relating to the management of third party capital. Compliance with some of these laws and regulations, all of which are subject to change, requires significant management time and attention. Although New Ocean will seek to continually monitor its policies and procedures to attempt to ensure compliance, faulty or mistaken judgments or representations, errors or the failure of its personnel to adhere to its policies and procedures could result in its failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and harm our business and results of operations.
The investment vehicles that are managed by New Ocean will have commercial and contractual arrangements and certain conflicts of interest may arise from those arrangements. For example, one or more of our operating subsidiaries may provide underwriting, modeling and claims management services to the asset manager or certain reinsurance risk may be retroceded in respect of the investment vehicles managed by the asset manager. In addition, such entities may underwrite business or invest in asset classes similar to those underwritten or targeted by us, which could result in conflicts in allocating opportunities between us and such other entities.
In addition to the foregoing, our investments in New Ocean and its affiliated investment funds may be adversely affected by unexpected redemptions of third party capital providers' interests in such funds. Moreover, New Ocean and its affiliated investment funds may not be able to attract and raise additional third party capital for existing funds or for potential new investment vehicles, and therefore we may forego existing and/or potential attractive fee income and other income generating opportunities, which could materially impact our investments in those entities.
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
In particular, our Articles of Association provide that if, and for so long as, the votes conferred by the Controlled Shares (as defined below) of any person constitute 10% or more of the votes conferred by all our issued shares, the voting rights with respect to the Controlled Shares of such person shall be limited, in the aggregate, to a voting power equal to approximately (but slightly less than) 10%, pursuant to a formula set forth in the our Articles of Association. “Controlled Shares” of a person (as defined in our Articles of Association) include (1) all of our shares owned directly, indirectly or constructively by that person (within the meaning of Section 958 of the Internal Revenue Code of 1986, as amended (the “IRS Code”) and (2) all of our shares owned directly, indirectly or constructively by that person or any “group” of which that person is a part, within the meaning of Section 13(d)(3) of the Exchange Act.
Provisions in our Articles of Association may restrict the ownership and transfer of our ordinary shares.
Our Articles of Association provide that the XL-Ireland Board shall decline to register a transfer of shares if it appears to the XL-Ireland Board, whether before or after such transfer, that the effect of such transfer would be to increase the number of Controlled Shares of any person to 10% or more of any class of our voting shares, of our total issued shares, or of the total voting power of our total issued shares.
Certain provisions in our charter documents could, among other things, impede an attempt to replace our directors or impose restrictions with respect to a change of control, which could diminish the value of our ordinary shares.
Our Articles of Association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder may consider favorable. These provisions currently include limitations on the ability of shareholders to remove directors, limitations on voting rights, certain transfer restrictions on our ordinary shares and a partially classified board of directors (which will be fully declassified following our 2016 Annual General Meeting).
As an Irish company, we are subject to the Irish Takeover Rules, under which the XL-Ireland Board is not permitted to take any action that might “frustrate” an offer for our shares once the XL-Ireland Board has received an offer or has reason to believe an offer is or may be imminent without the approval of more than 50% of shareholders entitled to vote at a general meeting of shareholders and/or the consent of the Irish Takeover Panel. This could limit the ability of the Board of Directors to take defensive actions even if the XL-Ireland Board believes that such defensive actions would be in the best interests of the Company and its shareholders.
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
Irish law allows shareholders to authorize a board of directors to issue shares subsequent to receipt of authorization without further shareholder approval, but this authorization must be renewed after five years. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing ordinary shareholders to subscribe for new issuances of shares for cash, but allows such shareholders to authorize the waiver of such statutory preemption rights for five years. Our Articles of Association currently provide authority to the Board of Directors to issue shares without further shareholder approval and to waive ordinary shareholders’ statutory preemption rights. However, the share issuance authorization may expire upon the effectiveness of new Irish company legislation and the preemption opt-out provision will expire in 2015, in each case, unless renewed by XL-Ireland’s shareholders, and these authorizations and waivers may not always be renewed, which could limit our ability to issue equity in the future.

It may be difficult to enforce judgments against XL-Ireland, XL-Cayman or their directors and executive officers.
XL-Ireland is incorporated pursuant to the laws of Ireland. In addition, from time to time, certain of our directors and officers reside outside the United States and a substantial portion of our assets and the assets of any such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against us or such directors and officers, including judgments predicated upon civil liability provisions of U.S. federal securities laws. There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

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
There is also no treaty in effect between the United States and the Cayman Islands providing for such enforcement and there are grounds upon which Cayman Islands courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under U.S. federal securities laws, may not be allowed in Cayman Islands courts as contrary to public policy.
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
We take the position that neither we nor any of our non-U.S. insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, we take the position that neither we or our non-U.S. insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that we or any of our non-U.S. insurance subsidiaries are engaged in a trade or business in the United States. If we or any of our non-U.S. insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our financial condition and results of operations could be materially adversely affected.

Changes in U.S. tax law might adversely affect an investment in our shares.
Legislation may be introduced in the U.S. Congress attempting to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. affiliates. For example, one legislative proposal could impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal could modify the standards that indicate when a non-U.S. corporation might be treated as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. In addition, legislation has been proposed in the U.S. that would severely restrict the ability of a company to utilize affiliate reinsurance to manage its U.S. risks and its capital position. Various proposals have been made that would effectively disallow (in some cases permanently and in others temporarily) part or all of the deduction for premiums ceded to affiliates. If any of these proposals, or a similar proposal using the same underlying principles, is enacted, it could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could also have an adverse impact on us or our shareholders.
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
In July 2013, The Organization for Economic Co-operation and Development (“the OECD”) launched an Action Plan on Base Erosion and Profit Shifting (“BEPS Action Plan”). The BEPS Action Plan identifies 15 specific actions to address tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to low or no-tax locations where there is little or no economic activity, resulting in little or no overall corporate tax being paid. In addition, the BEPS Action Plan sets deadlines to implement the actions and identifies the resources needed and the methodology to implement these actions. The OECD reports and recommendations for the 15 actions outlined in the plan are expected to be finalized and delivered by December 31, 2015. For the first time in tax matters, non-OECD/G20 countries are involved on an equal footing in delivering these actions. The implementation of these actions could have a material impact on how we and other multinational organizations are taxed.
If an investor acquires 10% or more of our ordinary shares, it may be subject to taxation under the U.S. "controlled foreign corporation" ("CFC") rules.
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
We and our Bermuda (re)insurance subsidiaries may become subject to taxes in Bermuda in the future, which may have a material adverse effect on our financial condition, results of operations and your investment.
Our Bermuda (re)insurance subsidiaries have received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 31, 2035. The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to persons who are ordinarily residents in Bermuda (the Company and our Bermuda (re)insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda (re)insurance subsidiaries. XL-Ireland and other Bermuda-based subsidiaries not incorporated in Bermuda have also received similar exemptions as permit companies under the Companies Act of 1981 of Bermuda. These exemptions have also been extended to 2035. Our Bermuda (re)insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as a (re)insurer under The

Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda (re)-insurance subsidiaries to us. The tax rules as presently applied may change in the future, however.
XL-Cayman may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations and your investment.
For tax purposes, XL-Cayman is resident in Ireland by virtue of central management and control. In the event the Cayman Islands introduces a corporate income tax based on place of incorporation, XL-Cayman would be a dual resident company and potentially subject to tax in both Ireland and the Cayman Islands. As there is no double tax treaty between the Cayman Islands and Ireland, XL-Cayman could become subject to taxation in both Ireland and the Cayman Islands. Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to XL-Cayman and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of XL-Cayman's ordinary shares, debentures or other obligations. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition and results of operations and on your investment.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in Ireland, the United States and other jurisdictions. Such tax law changes could cause a material and adverse change in our worldwide effective tax rate and we may have to take further action, at potentially significant expense, to seek to mitigate the effect of such changes. Any future amendments to the current income tax treaties between Ireland and other jurisdictions, including the United States, could subject us to increased taxation and/or potentially significant expense.
Dividends you receive may be subject to Irish dividend withholding tax and Irish income tax.
Dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on the Company’s ordinary shares. However, a number of exemptions from dividend withholding tax exist such that ordinary shareholders resident in the United States and ordinary shareholders resident in other specified countries (listed in Annex F attached to the Redomestication Proxy Statement filed with the SEC on March 10, 2010) may be entitled to exemptions from dividend withholding tax if they complete and file certain dividend withholding tax forms. Ordinary shareholders resident in the U.S. that hold their ordinary shares through the Depository Trust Company (“DTC”) will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such ordinary shares in the records of the brokers holding such ordinary shares are in the United States (so that such brokers can further transmit the relevant information to a qualifying intermediary appointed by the Company). Similarly, ordinary shareholders resident in the U.S. that hold their ordinary shares directly instead of beneficially through DTC are not subject to dividend withholding tax if such ordinary shareholders held ordinary shares in the Company on January 12, 2010 and they provided a valid Form W-9 showing a U.S. address to the Company’s transfer agent. In addition, XL shareholders resident in the U.S. that acquire their XL Shares after January 12, 2010 and that hold their XL Shares directly instead of beneficially through DTC are not subject to Irish dividend withholding tax if such XL shareholders satisfy the conditions of any of one of several exemptions from Irish dividend withholding tax (exemptions include where such an XL shareholder is an individual neither resident nor ordinarily resident in Ireland, or such an XL shareholder is a company not under the control of a person or persons that is or are resident in Ireland), including the requirements to furnish completed Irish Revenue Commissioners' prescribed dividend withholding tax forms and that such forms remain valid. However, other ordinary shareholders may be subject to dividend withholding tax, which could adversely affect the price of our ordinary shares.
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
The consummation of the Acquisition of Catlin is subject to a number of conditions.
The Acquisition is subject to the satisfaction or waiver of a number of conditions, on or before October 9, 2015 or such later date as the Company and Catlin may (with the consent of the Bermuda Supreme Court, if required) agree.
These (and any other) conditions may not be satisfied (or waived, if applicable). Failure to satisfy any of these conditions may result in the Acquisition not being completed, which would mean that costs relating to the negotiation, preparation and implementation of the Acquisition will have been incurred by the Company with none of the potential benefits of the Acquisition having been achieved. It would also mean that management’s time spent in connection with the Acquisition, which could have otherwise been spent in connection with other aspects of the Company’s business, will not have been spent productively.
Costs related to the Acquisition and synergies that could result from the Acquisition may differ from those anticipated.
While the Company believes that the costs related to the Acquisition and synergies expected to arise from the Acquisition have been reasonably estimated, unanticipated events or liabilities may arise which could result in a potential delay or potential reduction in the benefits anticipated to be derived from the Acquisition, or in costs significantly in excess of those estimated.
The Company following the Acquisition (the “Enlarged XL Group”) may also face challenges with the following: redeploying resources in different areas of operations to improve efficiency; minimizing the diversion of management attention from ongoing business concerns; and addressing possible differences between the Company’s business culture, processes, controls, procedures and systems and those of Catlin. Additionally, the Acquisition might affect the relationship that the Company and/or Catlin have with customers, brokers and other business partners, and affect the performance and/or potential growth opportunities.
Under any of these circumstances, the business growth opportunities, overhead functions consolidation benefits and other synergies anticipated by the Company and Catlin to result from the Acquisition may not be achieved as expected, or at all, or may be delayed materially. To the extent that the Enlarged XL Group incurs higher integration costs or achieves lower synergy benefits than expected, its results of operations, financial condition and/or prospects, and the price of the Company’s shares, may be adversely affected.
The Enlarged XL Group’s future prospects will, in part, be dependent on effective integration of the Company and Catlin, including with respect to key employees and IT and operational systems.
The Enlarged XL Group’s future prospects will, in part, be dependent upon the Enlarged XL Group’s ability to integrate Catlin into the Company successfully and any other businesses that the Company may acquire in the future without material disruption to the existing business, including as a result of the integration of information technology ("IT") and operational systems. The performance of the Enlarged XL Group in the future will, among other things, also depend on the successful integration and motivation of key employees from both the Company and Catlin. It is possible that failure to retain certain individuals during the integration period will affect the ability to integrate Catlin into the Company successfully and could have a material adverse effect on the Enlarged XL Group’s business, financial condition and results of operations or losses on assets.
The Acquisition may expose the Company to significant unanticipated liabilities that could adversely affect the Company’s business, financial condition and results of operations.
The Company’s purchase of Catlin may expose it to significant unanticipated liabilities relating to the operation of the Enlarged XL Group following the Acquisition. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The Company may also incur liabilities or claims associated with its acquisition of Catlin’s technology and intellectual property including claims of infringement. Particularly in international jurisdictions, the Company’s acquisition of Catlin, or the Company’s decision to independently enter new international markets where Catlin previously conducted business, could also expose the Company to tax liabilities and other amounts owed by Catlin. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Depending on the legal method for implementing the Acquisition, the Company may experience a delay in acquiring or may not be able to acquire the entire issued share capital of Catlin, which would mean that there would be minority shareholders in Catlin.
If the Company elects to implement the Acquisition by way of a takeover offer, rather than the Scheme, it will be able to determine the level, at a percentage of Catlin Shares carrying in aggregate between 75% and 90% of voting rights normally exercisable at a general meeting of Catlin, at which the acceptance condition for the offer will be set. If the Company sets the acceptance level at (or reduces the level of the acceptance condition during the takeover process to) Catlin Shares carrying less than 90% of voting rights normally exercisable at a general meeting of Catlin subject to the offer, it is possible that the acceptance condition will be satisfied (so that the Company cannot invoke the condition related thereto and withdraw its offer), but that an insufficient number of Catlin shareholders will accept the offer to allow the Company to compulsorily acquire the shares of those Catlin shareholders who have not accepted the offer. In such circumstances, minority shareholders would retain a stake in Catlin and would benefit from certain legal protections afforded to them under Bermuda law unless and until the Company was able to acquire the remaining outstanding Catlin Shares. The Company may be unable to realize all of the benefits that it might otherwise obtain from a successful completion of the Acquisition if there are minority shareholders in Catlin after completion of the Acquisition.
Even if a material adverse change to Catlin's business were to occur, it is highly unlikely that the Company would be able to invoke the conditions to the Acquisition and terminate the Acquisition, which could reduce the value of the Company’s shares.
The Acquisition is subject to certain conditions, including the condition that there have not been material adverse changes in the business, assets, liabilities, financial or trading position, profits or operational performance or prospects of any member of Catlin’s consolidated group. The Company may invoke this “material adverse change” condition to the Acquisition to cause it not to proceed only if a committee of an equal number of representatives of the Company and Catlin, as designated under the implementation agreement governing the Acquisition (the “Code Committee”), or an independent expert on the U.K. City Code on Mergers and Acquisitions designated by the Company and Catlin pursuant to the Implementation Agreement (the “Code Expert”) (as the case may be) is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to the Company in the context of the Acquisition. In making this determination, the Code Committee or the Code Expert (as the case may be) will require there to be an adverse change of very considerable significance striking at the heart of the purpose of the transaction. In practice, it is highly unlikely that the Company would be able to invoke the material adverse change condition. As a result, the conditions may provide the Company less protection than the customary conditions in an offer for a U.S. domestic company. If a material adverse change affecting Catlin were to occur and the Code Committee or the Code Expert (as the case may be) did not allow the Company to invoke a condition that would cause the Acquisition not to proceed, the market price of the Company’ shares could decline or the Company’s business, financial condition and results of operations could be materially adversely affected.
The value of the XL-Ireland ordinary shares to be issued to Catlin’s shareholders in the Acquisition will vary as a result of the fixed exchange ratio and possible fluctuations in the price of Company shares.
Upon consummation of the Acquisition, each Catlin Share (other than Catlin Shares already legally or beneficially held by the Company or any of its subsidiary undertakings, any treasury shares and any Catlin Shares legally or beneficially held by any of Catlin’s subsidiary undertakings) will be exchanged for 388 pence in cash and 0.130 new XL-Ireland ordinary shares. Because the exchange ratio is fixed at 0.130 new XL-Ireland ordinary shares for each Catlin Share, the market value of the new Company shares issued in exchange for Catlin Shares will depend upon the market price of a XL-Ireland ordinary share at the date the Acquisition is consummated. If the price of XL-Ireland ordinary shares declines, Catlin shareholders could receive less value for their shares upon the consummation of the Acquisition than the value calculated pursuant to the exchange ratio on the date the Acquisition was announced or as of the date of publication of the Acquisition Prospectus. Share price changes may result from a variety of factors that are beyond the companies’ control, including general market conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory considerations.
The increase in the number of outstanding XL-Ireland ordinary shares resulting from the issuance of new XL-Ireland ordinary shares to Catlin shareholders in connection with the Acquisition may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, XL-Ireland shares.
Catlin shareholders may receive a form of consideration different from what they elect under the Mix and Match Facility.
Although each Catlin shareholder (other than certain Catlin overseas shareholders) may elect to receive, in respect of some or all of their holdings of Catlin Shares and subject to offsetting elections, (i) all cash, or (ii) all new XL-Ireland ordinary shares, instead of receiving 388 pence and 0.130 new XL-Ireland ordinary shares for each Catlin Share (the “Mix and Match

Facility”), the total number of new XL-Ireland ordinary shares to be issued and the maximum aggregate amount of cash to be paid under the Acquisition will not be varied as a result of elections under the Mix and Match Facility. Accordingly, elections made by Catlin shareholders under the Mix and Match Facility will be satisfied only to the extent that other Catlin shareholders make off-setting elections. To the extent that elections cannot be satisfied in full, they will be scaled down on a pro rata basis. As a result, Catlin shareholders who make an election under the Mix and Match Facility will not know the exact number of new Company shares or the amount of cash they will receive until settlement of the consideration due to them in respect of the Acquisition. This could result in, among other things, tax consequences that differ from those that would have resulted if such Catlin shareholder had exclusively received the form of consideration that the shareholder elected (including the potential recognition of a gain for income tax purposes if the shareholder receives cash).
The proration and adjustment procedures applicable to the Mix and Match Facility do not include any mechanism to ensure that the value of the consideration received for each Catlin Share is equivalent, and the value of the consideration received by a Catlin shareholder may be different depending on such shareholder’s election. In the event that a Catlin shareholder does not make an election under the Mix and Match Facility it will receive 388 pence in cash and 0.130 new XL-Ireland ordinary shares for each Catlin Share.
Catlin’s counterparties may acquire certain rights in connection with the Acquisition which could negatively affect the Company following the Acquisition.
Catlin is party to numerous contracts, treaties, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination or acceleration rights) in the event of a “change in control” of Catlin or its subsidiaries. The definition of “change in control” varies from contract to contract, ranging from a narrow to a broad definition, and, in some cases, the “change in control” provisions may be implicated by the Acquisition. Such agreements include Catlin's letter of credit and revolving credit facilities (a termination of which may require cash collateralization of the outstanding letters of credit, prepayment of outstanding loans (including all accrued interest and fees thereon) and an inability to request new loans or letters of credit).
Specifically with regards to Catlin’s reinsurance arrangements, many in-force reinsurance contracts contain such “change in control” provisions. In addition, many of these reinsurance contracts are annually renewable and whether or not they may be terminated in a change in control, reinsurance cedants may choose not to renew these contracts with the Enlarged XL Group. Termination and failure to renew reinsurance agreements by contractual counterparties could result in a material adverse effect on the Company's business, financial condition and operating results.
Additionally, reinsurance cedants may be permitted to cancel contracts on a cut-off or run-off basis, and Catlin may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute a contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is canceled on a cut-off basis, Catlin may be required to return unearned premiums, net of commissions. In addition, contracts may provide cedants with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements or be funded by securities held or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves typically would be considered a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.
Whether a cedant would have cancellation rights in connection with the Acquisition depends upon the language of its agreement with Catlin. Whether a cedant exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of the Enlarged XL Group, the extent to which such cedant currently has reinsurance coverage with the Company’s affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and the Company’s ratings following the Acquisition. Neither the Company nor Catlin can presently predict the effects, if any, if the Acquisition is deemed to constitute a change in control under certain of Catlin's contracts and other arrangements, including the extent to which cancellation rights would be exercised, if at all, or the effect on the Company’s financial condition, results of operations, or cash flows following the Acquisition, but such effect could be material.
Each of the Company and Catlin will be exposed to underwriting and other business risks during the period that each party’s business continues to be operated independently from the other.
Until the completion of the Acquisition, each of the Company and Catlin will operate independently from the other in accordance with such party’s distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, Catlin may assume risks that the Company would not have assumed for itself, accept premiums that, in the Company’s judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to the Company’s investment policies or otherwise make business decisions or take on exposure that, while consistent with Catlin’s general business approach and practices, are not the same as those of the Company. Significant delays in completing the Acquisition will materially increase the risk that Catlin will operate its business in a manner that differs from how the business would have been conducted by the Company.
The Enlarged XL Group faces risks related to operating at Lloyd’s.
Catlin is currently the largest underwriting syndicate in Lloyd's and, accordingly, it is expected that the Enlarged XL Group will be the largest underwriting syndicate in Lloyd's on completion of the Acquisition. As a result, the Enlarged XL Group will face increased exposure to the risks facing syndicates operating at Lloyd's (as compared with the XL Group's current exposure to such risks) which include, but are not limited to, the following factors which, alone or in combination, could have an adverse effect on the Enlarged XL Group's business, financial condition and results of operations:

•
having greater exposure to the Council of Lloyd's (the "Council") wide discretionary powers to regulate members of Lloyd's, including the Council's power to vary the method by which the capital solvency ratio is calculated;

•	being subject to increased capital requirements due to changes in regulation;

•	facing reputational issues arising from the actions of other Lloyd's syndicates;

•	being subject to potential changes in business strategy due to requirements of the Lloyd's Franchise Board (which is responsible for the day-to-day management of the Lloyd's market);

•
reduced underwriting capacity for the Enlarged XL Group due to a reduction in the funds held in trust at Lloyd's (as a result of changes in the market value of investments or otherwise) to support underwriting activities;

•	being required to cease or reduce underwriting if Lloyd's fails to satisfy the FCA's and the PRA's annual solvency test in any given year;

•	having a reduced ability to trade in certain classes of business at current levels as a consequence of a downgrading of the Lloyd's market;

•	being subject to additional or special levies imposed by the Council; and

•
as a Lloyd's syndicate transacting certain types of business in the United States, being required by U.S. regulators to increase the level of funding required as minimum deposits for the protection of U.S. policyholders and, as a consequence, being required to make cash calls to meet claims payments and deposit funding obligations.

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
In July 2003, we acquired new offices at 70 Gracechurch Street, London, which have become our London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated our London businesses in one location. The capital lease asset and liability associated with this transaction totaled $82.8 million at December 31, 2014.
In June 2012, we acquired new offices at 8 St. Stephen’s Green, Dublin, Ireland as our new global headquarters. The final acquisition purchase price was $11.4 million and further improvement costs totaled $9.6 million. Completion of the new office and consolidation of our then existing Dublin locations occurred in mid-2013.
Each of our reporting segments uses the properties described above. All other office facilities throughout the world that are occupied by us and our subsidiaries are leased.

Total rent expense for the years ended December 31, 2014, 2013 and 2012 was $36.6 million, $38.7 million and $35.6 million, respectively. See Item 8, Note 19(d), “Commitments and Contingencies – Properties,” to the Consolidated Financial Statements included herein, for discussion of our lease commitments for real property.

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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment at December 31, 2014, no such disclosures are considered necessary.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
Executive Officers of the Registrant
The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 19, 2015:

Name	Age	Position
Michael S. McGavick	57	Chief Executive Officer and Director
Susan L. Cross	54	Executive Vice President and Global Chief Actuary
Kirstin Gould	48	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	49	Executive Vice President and Chief Executive of Insurance Operations
W. Myron Hendry	66	Executive Vice President and Chief Platform Officer
Peter R. Porrino	58	Executive Vice President and Chief Financial Officer
Jacob D. Rosengarten	59	Executive Vice President and Chief Enterprise Risk Officer
Sarah E. Street	53	Executive Vice President and Chief Investment Officer
Eileen Whelley	61	Executive Vice President and Chief Human Resources Officer
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

Kirstin Gould was appointed Executive Vice President, General Counsel in September 2007, which position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. In 2008, Ms. Gould also assumed leadership of the Communications, Marketing and Public Affairs department. Ms. Gould was previously Executive Vice President, General Counsel, Corporate Affairs from July 2006 to September 2007 and also served as Chief Corporate Legal Officer from November 2004 to July 2006, and Associate General Counsel from July 2001 to November 2004. Prior to joining the Company in 2000, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in London and New York.
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
Edward J. "Ned" Kelly, III has been a director since August 2014. Previously Mr. Kelly was Chairman of the board of Citigroup Inc. Institutional Clients Group, Citi's Chief Financial Officer, General Counsel and Secretary of JP Morgan & Co. Incorporated and Managing Director of the Carlyle Group.
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
Clayton S. Rose has been a director since December 2009. Dr. Rose is presently a Professor of Management Practice at the Harvard Business School.
Anne Stevens has been a director since April 2014. Ms. Stevens currently serves as Chairman of the board, Chief Executive Officer and Principal of SA IT Services. Previously, Ms. Stevens was Chief Operations Officer for the Americas at the Ford Motor Company, and more recently was Chairman of the board, Chief Executive Officer and President of Carpenter Technology Corp.
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
The following table sets forth the high, low and closing sales prices per share of our ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on the ordinary shares for the periods indicated:

	High	Low	Close	Dividends
2014
1st Quarter	$31.85	$27.79	$31.25	$0.16
2nd Quarter	$33.41	$30.54	$32.73	$0.16
3rd Quarter	$35.52	$31.83	$33.17	$0.16
4th Quarter	$36.35	$30.83	$34.37	$0.16
2013
1st Quarter	$30.61	$25.20	$30.30	$0.14
2nd Quarter	$32.96	$28.88	$30.32	$0.14
3rd Quarter	$33.12	$29.48	$30.82	$0.14
4th Quarter	$32.29	$29.62	$31.84	$0.14
The number of record holders of ordinary shares at February 19, 2015 was 150. This figure does not represent the actual number of beneficial owners of our ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
In 2014, four quarterly dividends of $0.16 per share were paid to all ordinary shareholders of record as of March 14, June 13, September 15 and December 15. In 2013, four quarterly dividends of $0.14 per share were paid to all ordinary shareholders of record as of March 15, June 14, September 13 and December 13. On February 20, 2015, we announced that the Board of Directors of XL-Ireland declared a quarterly dividend on February 19, 2015 of $0.16 per share, payable on March 31, 2015 to all ordinary shareholders of record as of March 13, 2015.
The declaration and payment of future dividends will be at the discretion of the XL-Ireland Board and will depend upon many factors, including our earnings, financial condition, business needs, consideration of other methods of returning capital to shareholders, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.
As a holding company, our assets consist primarily of investments in subsidiaries. Accordingly, we rely on the availability of dividends and other permissible payments from our subsidiaries to pay ordinary and preferred dividends. Our subsidiaries' payment of dividends to us are regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland, Switzerland and the other jurisdictions where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our principal operating subsidiaries are licensed to transact business and by the Society of Lloyd’s. In addition, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves and may not pay any dividend or make any distribution unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. See Item 1, “Business – Regulation,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements included herein, for further discussion.

The following table summarizes our equity compensation plan information at December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans (Excluding Securities in column (a))
Plan Category	(a)	(b)	(c)
Share-based compensation plans approved by security holders (1)	10,524,539	$32.42	10,316,461
Share-based compensation plans not approved by security holders	—	—	—
Total	10,524,539	$32.42	10,316,461
____________

(1)
Pertains to our 1991 Performance Incentive Program and the Directors Stock & Option Plan. Includes for the 1991 Performance Incentive Program, 10,371,634 ordinary shares to be issued upon the exercise of outstanding options, warrants and rights, a $32.53 weighted average exercise price of outstanding options, warrants and rights, and 10,259,422 ordinary shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a). Includes for the Directors Stock & Option Plan, 152,905 ordinary shares to be issued upon exercise of outstanding options, warrants and rights, a $24.47 weighted average exercise price of outstanding options, warrants and rights, and 57,039 ordinary shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a).

Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by us during the quarter ended December 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (1) (2)
October 1, 2014 to October 31, 2014	2,292,148	$32.77	2,291,210	$367.6 million
November 1, 2014 to November 30, 2014	2,884,685	$34.65	2,884,685	$267.6 million
December 1, 2014 to December 31, 2014	—	$—	—	$267.6 million
Total	5,176,833	$33.82	5,175,895	$267.6 million
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

(2)
For information regarding our share buyback activity, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.

Ordinary Share Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a five-year period on our ordinary shares from December 31, 2009 through December 31, 2014 to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index. The companies included in these indices or noted as competitors under Item 1, “Business,” may not be included in our compensation peer group.

The graph shows the value on December 31, 2010, 2011, 2012, 2013 and 2014, of a $100 investment made on December 31, 2009, with all dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data below is based upon our fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

(U.S. dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Income Statement Data:
Net premiums earned	$5,895,070	$6,309,521	$6,090,437	$5,690,130	$5,414,061
Net investment income	$918,625	$957,716	$1,012,348	$1,137,769	$1,198,038
Net realized gains (losses) on investments	$122,991	$87,777	$14,098	$(188,359)	$(270,803)
Net realized gains (losses) on investments - Life Funds Withheld Assets	$(15,520)	$—	$—	$—	$—
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	$(9)	$—	$—	$—	$—
Net realized and unrealized gains (losses) on derivative instruments	$29,886	$7,798	$5,221	$(10,738)	$(33,843)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(488,222)	$—	$—	$—	$—
Net income (loss) from investment fund affiliates (1)	$95,816	$138,391	$58,504	$26,253	$51,102
Fee income and other	$43,630	$40,031	$51,789	$41,748	$40,027
Net losses and loss expenses incurred	$3,258,393	$3,731,464	$3,765,482	$4,078,391	$3,211,800
Claims and policy benefits – life operations	$242,963	$465,702	$486,195	$535,074	$513,833
Acquisition costs, operating expenses and foreign exchange gains and losses	$2,041,865	$2,094,258	$2,097,992	$1,869,688	$1,751,060
Interest expense	$134,106	$155,462	$172,204	$205,592	$213,643
Loss on sale of life reinsurance subsidiary	$666,423	$—	$—	$—	$—
Loss on settlement of guarantee	$—	$—	$—	$—	$23,500
Impairment of goodwill	$—	$—	$—	$429,020	$—
Income (loss) before non-controlling interests, net income from operating affiliates and income tax expense	$258,517	$1,094,348	$710,524	$(420,962)	$684,746
Income (loss) from operating affiliates (1)(2)	$107,218	$119,804	$53,887	$76,786	$121,372
Preference share dividends (3)	$76,743	$77,187	$79,087	$72,278	$74,521
Net income (loss) attributable to ordinary shareholders	$188,340	$1,059,916	$651,128	$(474,760)	$585,472

(U.S. dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Per Share Data:
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.71	$3.68	$2.12	$(1.52)	$1.74
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.69	$3.63	$2.10	$(1.52)	$1.73
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	271,527	292,069	310,282	312,896	337,709
Cash dividends per ordinary share	$0.64	$0.56	$0.44	$0.44	$0.40
Balance Sheet Data:
Total investments – available for sale (“AFS”)	$30,484,053	$28,996,661	$28,818,982	$27,017,285	$27,677,553
Total investments – held to maturity (“HTM”)	$—	$2,858,695	$2,814,447	$2,668,978	$2,728,335
Cash and cash equivalents	$2,521,814	$1,800,832	$2,618,378	$3,825,125	$3,022,868
Investments in affiliates	$1,637,620	$1,370,943	$1,126,875	$1,052,729	$1,127,181
Unpaid losses and loss expenses recoverable	$3,429,368	$3,435,230	$3,382,102	$3,654,948	$3,671,887
Premiums receivable	$2,473,736	$2,612,602	$2,568,862	$2,411,611	$2,414,912
Total assets	$45,046,819	$45,652,887	$45,386,895	$44,665,265	$44,995,040
Unpaid losses and loss expenses	$19,353,243	$20,481,065	$20,484,121	$20,613,901	$20,531,607
Future policy benefit reserves	$4,707,199	$4,803,816	$4,812,046	$4,845,394	$5,075,127
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable)	$1,155,016	$—	$—	$—	$—
Unearned premiums	$3,973,132	$3,846,526	$3,755,086	$3,555,310	$3,484,830
Notes payable and debt	$1,662,580	$2,263,203	$1,672,778	$2,275,327	$2,457,003
Shareholders’ equity	$11,435,767	$11,349,298	$11,856,403	$10,756,130	$10,599,769
Fully diluted tangible book value per ordinary share	$36.79	$33.86	$33.35	$28.31	$27.14
Operating Ratios:
Loss and loss expense ratio (4)	57.0%	62.0%	65.3%	76.6%	63.8%
Underwriting expense ratio (5)	31.2%	30.5%	31.0%	30.9%	31.0%
Combined ratio (6)	88.2%	92.5%	96.3%	107.5%	94.8%
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

(3)
Preference dividends represent dividends on the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares. Following our Redomestication, subsequent to July 1, 2010, the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares represent non-controlling interests in our consolidated financial statements. For additional information see Item 8, Note 20, “Share Capital,” to the Consolidated Financial Statements.

(4)
The loss and loss expense ratio related to the property and casualty operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

(5)
The underwriting expense ratio related to the property and casualty operations is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 5, “Segment Information,” to the Consolidated Financial Statements included herein, for further information.

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
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 8.
Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in both our results of operations and financial condition.

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “could” or “would” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

▪	changes in the size of our claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date;

▪	trends in rates for property and casualty insurance and reinsurance;

▪	the timely and full recoverability of reinsurance placed by us or Catlin, if the Acquisition of Catlin is completed, with third parties, or other amounts due to us or Catlin;

▪	changes in the projected amount of ceded reinsurance recoverables and the credit ratings and creditworthiness of reinsurers;

▪	actual loss experience from insured or reinsured events and the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

▪
increased competition on the basis of pricing, capacity, coverage terms or other factors, such as the increased inflow of third-party capital into reinsurance markets, which could harm our ability, including Catlin, if the Acquisition is completed, to maintain or increase our business volumes or profitability;

▪
greater frequency or severity of claims and loss activity than anticipated, based on historical experience or industry data, by the underwriting, reserving or investment practices that we use or that Catlin uses, if the Acquisition is completed;

▪
changes in the global financial markets, including the effects of inflation on our business, including Catlin's business if the Acquisition is completed, including on pricing and reserving, increased government involvement or intervention in the financial services industry, and changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of either our or Catlin's investments, financing plans and access to such markets or general financial condition;

▪	our and Catlin's ability to successfully implement our respective business strategies, and if the Acquisition is completed, our ability to implement Catlin’s business strategies;

▪	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

▪	the potential impact on us, including Catlin if the Acquisition is completed, from government-mandated insurance coverage for acts of terrorism;

▪	changes in credit ratings or rating agency policies or practices;

▪
the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments, including those of Catlin if the Acquisition is completed, that could result in changes to investment valuations;

▪
changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturity securities before their anticipated recovery, including fixed maturity securities of Catlin;

▪	the availability of borrowings and letters of credit under our, or, if the Acquisition is completed, Catlin’s, credit facilities;

▪	the ability of our, or, if the Acquisition is completed, Catlin’s, respective subsidiaries to pay dividends to XL Group and XL-Cayman or Catlin, respectively;

▪
the potential effect of legislative or regulatory developments in the jurisdictions in which we operate, including, if the Acquisition is completed, the jurisdictions in which Catlin operates, such as those that could impact the financial markets or increase our business costs and required capital levels, including but not limited to changes in regulatory capital balances that must be maintained by our operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets;

▪	the effects of business disruption, economic contraction or economic sanctions due to global political and social conditions such as war, terrorism or other hostilities, or pandemics;

▪	changes in regulations or laws applicable to us and our subsidiaries and, if the Acquisition is completed, Catlin and its subsidiaries, brokers or customers;

▪
the actual amount of new and renewal business and acceptance of our, and, if the Acquisition is completed, Catlin’s, products and services, including new products and services and the materialization of risks related to such products and services;

▪	changes in the availability, cost or quality of ceded reinsurance;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	loss of key personnel;

▪	changes in accounting standards, policies or practices or the application thereof;

▪
the effects of mergers, acquisitions and divestitures, including our ability to modify our internal control over financial reporting as a result of any of such transactions and our ability to realize the value or benefits expected as a result of the life retrocession arrangements and the Acquisition;

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
Additionally, the Acquisition is subject to risks and uncertainties, including:

▪
we and Catlin may be unable to complete the Acquisition because, among other reasons, conditions to the completion of the Acquisition may not be satisfied or waived, including the failure to obtain required regulatory approvals, or the other party may be entitled to terminate the Acquisition;

▪	receipt of regulatory approvals required by the Acquisition may be subject to conditions, limitations and restrictions that could negatively impact the business and operations of the combined company;

▪	uncertainty as to the timing of completion of the Acquisition;

▪	the ability to obtain approval of the Acquisition by Catlin shareholders;

▪	uncertainty as to the actual premium (if any) that will be realized by Catlin shareholders in connection with the Acquisition;

▪	inability to retain key personnel of the Company or Catlin during the pendency of the Acquisition or after completion of the Acquisition;

▪	failure to realize the potential synergies from the Acquisition, including as a result of the failure, difficulty or delay in integrating Catlin’s businesses into the Company; and

▪	the ability of Catlin’s board of directors to withdraw its recommendation of the Acquisition.
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
Underwriting Environment and Outlook for 2015
The P&C insurance and reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to us (a “hard market”) and there have been periods where premium rates decline and policy terms and conditions are less favorable (a “soft market”). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Our goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing our property and casualty book of business and exposures if and when rates deteriorate during soft market periods.
The current soft market conditions and low interest rate environment continue to impact the P&C insurance and reinsurance markets with (re)insurance companies looking for ways to lower their cost of capital and improve the returns on their assets. As a result, they are being forced to re-evaluate their current approach to capital management and are looking toward alternative and secondary markets for enhanced returns, lower expenses and a lower cost of capital. Specifically, insurers find themselves in a market in which they need to have greater scale and diversification as a means to stay relevant in meeting the evolving demands of insureds and at the same time maintain profitability. The reinsurance market continues to see a meaningful influx of third party capital from new and existing market participants in the property catastrophe space, which is expected to continue and potentially expand into other lines of business. With this additional capital, the traditional catastrophe market saw many changes including sizable increases in the overall global limits being provided, multi-year terms, and new aggregate structures as well as a meaningful increase in the number of alternative types of structures being provided such as catastrophe bonds. The market saw excess capacity as supply from both traditional markets and third party capital continued to outpace reinsurance demand. The combination of increased capacity and lower catastrophe losses resulted in pricing reductions, enhanced commissions and expanded coverage at attractive terms for insurers across most lines of business. The market also saw insurers combining separate regional programs or specialty and casualty sub lines into single global multi-line programs to get even further pricing improvements and expansion of terms and conditions. In addition, with the strengthened balance sheets of insurers and their push for expense savings to improve their bottom line, the reinsurance market saw increased retentions by insurers and a focus on maximizing their spend on reinsurance with a highly selective panel of reinsurers, particularly in the case of some larger insureds.
In 2014, we continued to focus on strategic growth initiatives, building on the significant investments we made in recent years to achieve greater efficiency from improved systems, to create a platform from which we can continue to grow as markets allow and to expand our margins. The following outlines some of these growth initiatives as well as recent renewal activity and January 2015 rate indications for each of our Insurance and Reinsurance segments together with any potential trends or uncertainties relevant to our P&C operations.
There can be no assurance, however, that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
During the year ended December 31, 2014, overall rate changes were positive but momentum slowed as pricing has slipped below loss trend in several lines and as markets, particularly the shorter-tail lines, continue to deteriorate. In the fourth quarter of 2014, NAPC premiums were marginally down overall, as rate reductions of 6% in property were offset by rate increases of 2% in environmental and 1% in excess casualty. IPC experienced rate increases of 1% with nearly all lines positive. Professional businesses experienced rate decreases of approximately 1%, adversely impacted by high excess D&O business. Our Specialty businesses were most severely impacted with an overall rate decrease of just over 2%, reflecting ongoing competitive aviation markets.
Growth was strong in our NAPC and Specialty business groups and concentrated in attractive lines of business. Our construction and primary casualty businesses contributed to growth in North America. New teams in both our marine and crisis management businesses contributed to the strong new business growth in Specialty.  Global Professional was up mid-single digits for the quarter with growth in our cyber and international books. Our International P&C book was also up slightly for the quarter.
The trading environment for our core lines of insurance business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
Given another light year for catastrophe loss activity and continued growth in reinsurance capacity for these risks, we experienced another very competitive renewal season at January 1, 2015. Rates adjusted down for both the U.S. and International catastrophe books, and we saw terms and conditions loosen to some degree in the U.S. Specifically, there was pressure on hourly clauses and reinstatement provisions, which resulted in some minor, incremental increases in coverage, which were captured in the risk adjusted rate decreases. There was also increased interest in multi-year contracts, expanded geographic scope and placements with aggregate features. We also experienced an extremely competitive environment with respect to long tail and specialty markets, with pressure on both pricing and terms and conditions, specifically commission structures on proportional placements.
We continue to navigate our way cautiously through this phase of the market and are trading with long standing clients with proven track records, which allowed us to write a January 1 portfolio that was largely in line with our expectations from both a mix and profitability perspective.
Investment Environment
We seek to generate book value growth and investment income from investment activities through the total return on our investment portfolio. Market volatility increased during 2014 due to regional geopolitical events, a fall in commodity prices, particularly oil, and slowing global growth outside of the United States.  Major market interest rates declined and curves flattened year over year as economic instability (excluding in the United States) and the lack of inflationary pressures are sustaining accommodative monetary policies by most Central Banks. In particular, a large portion of German and Swiss government bonds are currently reflecting negative yields.
During the year ended December 31, 2014, the positive mark to market change of $1.0 billion on our AFS investments was driven by the benefit of a $424.9 million unrealized gain when our HTM assets were reclassified to available for sale investments in conjunction with the sale of our life reinsurance subsidiary, as noted below, as well as government rate decreases in all of our major investment markets. This represents an approximately 2.4% appreciation in average assets for the year ended December 31, 2014. Net realized gains resulted primarily from sales of equities and fixed maturities. For further information, see “Investment Activities” below.
Sale of Life Reinsurance Subsidiary
On May 1, 2014, our wholly-owned subsidiary, XLIB, entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XLLR to GreyCastle. This transaction closed on May 30, 2014. As a result of the transaction, we have ceded the majority of our life reinsurance business under the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. We announced the run-off of our life reinsurance business in 2009.
Our net income (loss) attributable to ordinary shareholders and other financial measures as shown below for the year ended December 31, 2014 has been affected by the sale of our life reinsurance subsidiary that was completed during the second quarter of 2014 and resulted in an overall after-tax GAAP net loss of $621.3 million. For further information on this transaction and its impact on our net income (loss) attributable to ordinary shareholders and other financial measures for the year ended December 31, 2014 see “Significant Items Affecting the Results of Operations" below and Item 8, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Consolidated Financial Statements included herein.
See “Significant Items Affecting Results of Operations—1) Sale of Life Reinsurance Subsidiary” below for further information.
Subsequent Events
Catlin Acquisition
On January 9, 2015, we entered into the Implementation Agreement with Catlin and Green Holdings, a direct, wholly-owned subsidiary of XL-Ireland, pursuant to the Acquisition for cash and newly-issued ordinary shares of XL-Ireland. Under the terms of the Acquisition, Catlin shareholders will be entitled to receive 388 pence in cash and 0.130 ordinary shares of XL-

Ireland, in exchange for each Catlin Share, subject to the proration and adjustment mechanisms set forth in the Implementation Agreement. On the basis of the closing price of an ordinary share of XL-Ireland on January 8, 2015 of $35.42, the Acquisition values Catlin at 693 pence per Catlin Share, representing a transaction equity value of approximately $4.1 billion. For further information on the Acquisition, see the Company’s Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 8.01 and 9.01.
On January 9, in connection with the Acquisition, XL-Cayman, as borrower, XL-Ireland, X.L. America, Inc., XLIB, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto entered into a senior unsecured 364-Day Bridge Loan Agreement providing for a £1.6 billion Bridge Facility. The proceeds of the Bridge Facility may be used to finance the payment of the cash consideration in connection with the Acquisition and to pay fees and expenses related thereto. For further information on the Bridge Facility, see the Company's Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 8.01 and 9.01.
Sale of Strategic Operating Affiliate
On December 15, 2014, XL Re Ltd ("XL Re"), an indirect wholly-owned subsidiary of the Company, and other shareholders of our affiliate, ARX Holding Corporation ("ARX"), entered into a Stock Purchase Agreement with The Progressive Corporation ("Progressive") to sell all of its shares in ARX to Progressive. XL Re's shares in ARX represented approximately 40% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. At December 31, 2014, the recorded value of XL Re's shares in ARX of $204.4 million was included within Investments in Affiliates.
The transaction is expected to close in the second quarter of 2015 and is subject to regulatory approvals and satisfaction of other closing conditions. XL Re anticipates proceeds of approximately $500 million related to the sale, which will be based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors.

Results of Operations and Key Financial Measures
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands, except share and per share amounts)	2014	2013	2012
Net income (loss) attributable to ordinary shareholders	$188,340	$1,059,916	$651,128
Earnings (loss) per ordinary share – basic	$0.71	$3.68	$2.12
Earnings (loss) per ordinary share – diluted	$0.69	$3.63	$2.10
Weighted average number of ordinary shares and ordinary share equivalents outstanding, in thousands – basic	267,103	287,801	307,372
Weighted average number of ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	271,527	292,069	310,282
Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)	2014	2013	2012	Change 2014 to 2013	Change 2013 to 2012
Underwriting profit (loss) - P&C operations	$676,046	$451,062	$216,132	49.9%	N/M
Combined ratio - P&C operations	88.2%	92.5%	96.3%	(4.3)pts	(3.8)pts
Net investment income - P&C operations (1)	$642,492	$671,071	$712,905	(4.3)%	(5.9)%
Operating net income (2)	$999,241	$942,968	$614,096	6.0%	53.6%
Operating net income per share (2)	$3.68	$3.23	$1.98	$0.45	$1.25
Return on average ordinary shareholders’ equity (2)	1.9%	10.3%	6.5%	(8.4)pts	3.8pts
Operating return on average ordinary shareholders’ equity (2)	10.0%	9.2%	6.2%	0.8pts	3.0pts
Operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	11.2%	10.3%	6.9%	0.9pts	3.4pts
Book value per ordinary share (2)	$39.31	$35.92	$35.18	$3.39	$0.74
Fully diluted tangible book value per ordinary share (2)	$36.79	$33.86	$33.35	$2.93	$0.51
____________

(1)	Net investment income - P&C operations includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)	Represents a non-GAAP financial measure as discussed further below.

*	N/M - Not Meaningful
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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

Our underwriting profit (loss) in the year ended December 31, 2014 was consistent with the combined ratio, discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the indicated years ended December 31:

	2014	2013	2012	Percentage Point Change
				2014 to 2013	2013 to 2012
Loss and loss expense ratio	57.0%	62.0%	65.3%	(5.0)	(3.3)
Acquisition expense ratio	12.7%	14.7%	15.1%	(2.0)	(0.4)
Operating expense ratio	18.5%	15.8%	15.9%	2.7	(0.1)
Underwriting expense ratio	31.2%	30.5%	31.0%	0.7	(0.5)
Combined ratio	88.2%	92.5%	96.3%	(4.3)	(3.8)
2014 vs 2013: The 4.3 percentage point reduction in our combined ratio was the result of a decrease in the loss and loss expense ratio of 5.0 percentage points, mainly due to lower levels of natural catastrophe losses and improved underwriting experience across several lines of business, partially offset by lower favorable prior year reserve development in 2014 compared to the same period of 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2014 were $204.0 million lower than in 2013. The underwriting expense ratio increase of 0.7 percentage points was driven by an increase in operating expenses as a result of higher compensation costs from increased headcount as a result of business expansion, partially offset by a decrease in acquisition expenses due to a change in the reinsurance structure in the Professional business group in our Insurance segment.
2013 vs. 2012: The loss and loss expense ratio decrease was primarily as a result of lower levels of natural catastrophe losses in 2013, the impact of underwriting actions taken in the prior years on the current year loss ratio and favorable business mix, offset by a higher level of large non-natural catastrophe property losses in the Insurance segment in 2013 as compared to 2012. The underwriting expense ratio decrease was mainly due to both acquisition and operating expenses remaining relatively flat while net premiums earned increased 4.3% during 2013 as compared to the same period of 2012. For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of our net investment income for the year ended December 31, 2014.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, net of tax (2) our net realized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax, (3) our net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets, net of tax, (4) our net realized and unrealized gains and losses on derivatives, net of tax, (5) our net realized and unrealized gains and losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, net of tax, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our loss on the sale of the life reinsurance subsidiary, XLLR, to GreyCastle, net of tax, and (8) our foreign exchange gains and losses, net of tax.
Operating net income per share is calculated by dividing the non-GAAP operating net income measure by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
We evaluate the performance of and manage our business to produce an underwriting profit. Since we no longer share in the risks and rewards of the underlying performance of the investment results of the Life Funds Withheld Assets, we believe that showing operating net income (loss), in addition to GAAP net income (loss), enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” below.
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
The following table presents our ROE for the indicated years ended December 31:

	2014	2013	2012	Change 2014 to 2013	Change 2013 to 2012
ROE	1.9%	10.3%	6.5%	(8.4)pts	3.8pts
2014 vs. 2013: The decrease in our ROE was due to the decrease in our net income attributable to ordinary shareholders as a result of the after-tax net loss on the sale of our life reinsurance subsidiary, XLLR, to GreyCastle, of $621.3 million and Net realized and unrealized losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets of $488.2 million. These items were partially offset by an improvement in our P&C operations' combined ratio, as described above.
For more information on the after-tax net loss on sale of XLLR to GreyCastle, and the Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets see Item 8, Note 3, "Sale of Life Reinsurance Subsidiary" and Note 16, "Derivative Instruments - (d)(iii) Other Non-Investment Derivatives," respectively, to the Consolidated Financial Statements included herein.
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
The following table presents our Operating ROE for the indicated years ended December 31:

	2014	2013	2012	Change 2014 to 2013	Change 2013 to 2012
Operating ROE	10.0%	9.2%	6.2%	0.8pts	3.0pts
2014 vs. 2013: The increase in our Operating ROE was the result of higher operating net income in 2014 due to the improvement in our P&C combined ratio in 2014. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
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
The following table presents our Operating ROE ex-UGL for the indicated years ended December 31:

	2014	2013	2012	Change 2014 to 2013	Change 2013 to 2012
Operating ROE ex-UGL	11.2%	10.3%	6.9%	0.9pts	3.4pts
2014 vs. 2013: The increase in our Operating ROE ex-UGL was the result of the higher operating net income in 2014 due to the factors discussed above as part of Operating ROE.
2013 vs. 2012: The increase in our Operating ROE ex-UGL was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $10.0 billion and $10.0 billion and the number of ordinary shares outstanding was 255.2 million and 278.3 million at December 31, 2014 and December 31, 2013, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share for the indicated years ended December 31:

(U.S. dollars)	2014	2013	2012	Change 2014 to 2013	Change 2013 to 2012
Book value per ordinary share	$39.31	$35.92	$35.18	$3.39	$0.74
2014 vs. 2013: The increase in our book value per ordinary share was primarily due to increases in net unrealized gains on investments and underwriting income generated by our P&C operations, combined with the benefit of share buyback activity, partially offset by the after-tax net loss on the sale of our life reinsurance subsidiary and payment of dividends. Further detail regarding the impact of the life reinsurance transaction is included at "Significant Items Affecting Results of Operations" below, and at Item 8, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Consolidated Financial Statements included herein.
2013 vs. 2012: The increase in our book value per ordinary share was primarily due to the increase in net income attributable to ordinary shareholders and the benefit of share buyback activity partially offset by a decrease in net unrealized gains on investments.
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
The following table presents our fully diluted tangible book value per ordinary share for the indicated years ended December 31:

(U.S. dollars)	2014	2013	2012	Change 2014 to 2013	Change 2013 to 2012
Fully diluted tangible book value per ordinary share	$36.79	$33.86	$33.35	$2.93	$0.51
2014 vs. 2013: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.
2013 vs. 2012: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.

Reconciliation of Non-GAAP Measures
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands, except share and per share amounts)	2014	2013	2012
Net income (loss) attributable to ordinary shareholders	$188,340	$1,059,916	$651,128
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	488,222	—	—
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	15,529	—	—
Net investment income - Life Funds Withheld Assets, net of tax	(129,575)	—	—
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(8,489)	—	—
Loss on sale of life reinsurance subsidiary, net of tax	621,323	—	—
Net income (loss) attributable to ordinary shareholders excluding Contribution from Life Retrocession Arrangements (1)	$1,175,350	$1,059,916	$651,128
Net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax	(124,759)	(82,605)	(38,234)
Net realized and unrealized (gains) losses on derivatives, net of tax	(29,884)	(7,798)	(5,216)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates, net of tax	(985)	6,556	(301)
Exchange (gains) losses, net of tax	(20,481)	(33,101)	6,719
Operating net income (loss)	$999,241	$942,968	$614,096

Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$0.69	$3.63	$2.10
Operating net income (loss)	$3.68	$3.23	$1.98

Weighted average ordinary shares outstanding, in thousands:
Basic	267,103	287,801	307,372
Diluted - Net income	271,527	292,069	310,282
Diluted - Operating net income	271,527	292,069	310,282

Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$10,033,752	$9,997,633	$10,510,078
Unrealized (gain) loss on investments, net of tax	$(1,514,067)	$(733,242)	$(1,469,839)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$8,892,038	$9,152,315	$8,965,049
Average ordinary shareholders' equity for the period	$10,015,693	$10,253,856	$9,960,867
Operating net income (loss)	$999,241	$942,968	$614,096

Operating ROE	10.0%	9.2%	6.2%
Operating ROE ex-UGL	11.2%	10.3%	6.8%
____________

(1)
Investment results for the Life Funds Withheld Assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. Changes in the fair value of the embedded derivative associated with these Life Retrocession Arrangements are grouped within "Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets" in the reconciliation above.

Significant Items Affecting the Results of Operations
Our net income and other financial measures as shown above for the year ended December 31, 2014 have been affected by, among other things, the following significant items:

1)	Sale of life reinsurance subsidiary;

2)	The impact of significant large loss events;

3)	Continuing competitive factors impacting the underwriting environment;

4)	Net favorable prior year loss development; and

5)	Market movement impacts on our investment portfolio.

1)	Sale of Life Reinsurance Subsidiary
On May 1, 2014, our wholly-owned subsidiary, XLIB, entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XLLR, to GreyCastle for $570 million in cash. This transaction closed on May 30, 2014. As a result of the transaction, we have ceded the majority of our life reinsurance business under the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. We announced the run-off of our life reinsurance business in 2009.
The Run-Off Life Operations were previously reported within the Company’s Life operations segment. Subsequent to the transaction, we no longer consider the Life operations to be a separate operating segment and the results of the Run-Off Life Operations are reported within “Corporate and Other.” See Note 5, "Segment Information," for further information. In addition, the Life Funds Withheld Assets within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Item 8, Note 6, "Investments," to the Consolidated Financial Statements included herein, for further information.
All of the reclassified securities are included within Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separately report the Life Funds Withheld Assets from the rest of the Company's investments.
At May 30, 2014, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $5.2 billion. Subsequent to the completion of this transaction, we retained approximately $0.4 billion of these reserves, and recorded a reinsurance recoverable from GCLR of $4.8 billion. Under the terms of the transaction, we continue to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" on the consolidated balance sheets. The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million.
At December 31, 2014, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.7 billion, of which the Company retained approximately $0.4 billion, after consideration of its future policy benefit reserves recoverable from GCLR of $4.3 billion. The net funds withheld liability included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" was $1.2 billion. The Company continued to own $5.4 billion of assets supporting the Life Retro Arrangements.
For further information on the Life Retro Arrangements, see "Income Statement Analysis - Impact of Life Retro Arrangements" below and Item 8 Note 14, “Funds Withheld on Life Retrocession Arrangements,” to the Consolidated Financial Statements included herein, for information about the net funds withheld liability.

2)	The impact of significant large loss events
Natural Catastrophe Losses
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the years ended December 31:

	Natural Catastrophe Underwriting Losses			Natural Catastrophe Loss Ratio Impact
(U.S. dollars in thousands, except ratios)	2014	2013	2012	2014	2013	2012
Insurance	$68,251	$119,161	$223,147	1.7%	2.8%	5.5%
Reinsurance	45,098	198,202	241,171	2.8%	11.9%	13.8%
Total P&C	$113,349	$317,363	$464,318	2.1%	5.4%	8.2%
Notable natural catastrophes for the years ended December 31, 2014, 2013 and 2012 and the underwriting loss incurred (in parenthetical) for the most significant natural catastrophes, in terms of our losses net of reinsurance recoveries and reinstatement premiums, were as follows:

▪
2014 - included hailstorms in Europe ($28.3 million), Hurricane Odile in Mexico ($14.5 million), India Floods ($9.8 million), Australia Brisbane Superstorm Cells and several United States wind and thunderstorms.

▪
2013 - included flooding in Europe ($55.9 million), Argentina and Canada (Calgary), a cyclone in Australia, tornadoes and hailstorms in the United States, the series of hailstorms in Germany and France in late July 2013 ($75.3 million), Hurricane Ingrid, flooding events in the United States (Colorado) and Canada (Toronto) and Typhoons Fitow and Haiyan.

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
Other Large Loss Events
In the years ended December 31, 2014, 2013 and 2012, our results from operations were impacted by significant losses from large non-natural catastrophe loss events. In 2014 and 2013, these individually significant losses were largely in the property lines of our Insurance segment. In 2012, large losses related primarily to a single large marine loss during the first quarter of 2012 and losses recorded in relation to the severe drought conditions and crop losses in the U.S. in 2012.
See “Income Statement Analysis” herein for further information regarding these large loss events within each of the Company's operating segments.

3)	Continuing competitive factors impacting the underwriting environment
Soft market conditions were experienced across most lines of business throughout 2014, 2013 and 2012. For further information in relation to the underwriting environment, including details relating to rates and retention, see “Executive Overview – Underwriting Environment and Outlook for 2015,” above.

4)	Net favorable prior year loss development
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

The following table presents the net (favorable) adverse prior year loss development of our loss and loss expense reserves for our property and casualty operations, which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in thousands)	2014	2013	2012
Insurance	$(99,762)	$(102,039)	$(140,066)
Reinsurance	(155,314)	(187,850)	(175,828)
Total	$(255,076)	$(289,889)	$(315,894)
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 11, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.

5)	Market movement impacts on the Company’s investment portfolio (Excluding Life Funds Withheld Assets)
During the year ended December 31, 2014, the positive mark to market change of $1.0 billion on our AFS investments was driven by the benefit of a $424.9 million unrealized gain when our held to maturity assets were reclassified to available for sale investments, as well as government rate decreases in the U.K. and Europe. This represents an approximately 2.4% appreciation in average assets for the year ended December 31, 2014.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the year ended December 31, 2014 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2014 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	-9 basis points (5 year Treasury)	+8 basis points (US Corporate A rated)
-16 basis points (US Mortgage Master Index)
-3 basis points (US CMBS, AAA rated)
United Kingdom	-127 basis points (10 year Gilt)	+28 basis points (UK Corporate, AA rated)
Euro-zone	-90 basis points (5 year Bund)	-21 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the year ended December 31, 2014 totaled $123.0 million, including net realized losses of approximately $35.7 million related to other-than-temporary impairment ("OTTI") charges on certain of our fixed income investments. For further analysis of this, see “Income Statement Analysis” below.

Other Key Focuses of Management
Details of our significant other key focuses of management are outlined below.
Catlin Acquisition
As discussed above, on January 9, 2015, we announced that XL-Ireland had entered into the Implementation Agreement with Catlin and Green Holdings, a direct, wholly-owned subsidiary of XL-Ireland pursuant to which we will acquire the entire issued and to be issued share capital of Catlin for cash and newly-issued ordinary shares of XL-Ireland.
The strategic rationale for the Acquisition is as follows:

▪	Enhances scale and product offering within core competencies

▪	Establishes a premier specialty insurance platform

▪	Captures a scale advantage in a consolidating reinsurance market

▪	Creates a more capable and efficient global network

▪	Creates an attractive opportunity to realize expense synergies
Management is highly focused on achieving the successful integration of Catlin.
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
Buybacks of Ordinary Shares
On February 27, 2012, we announced that the XL-Ireland Board approved a share buyback program, authorizing the purchase of up to $750 million of our ordinary shares (the “February 2012 Program”). During 2012, we purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. Between January 1 and February 22, 2013, we purchased and canceled 3.8 million ordinary shares under the February 2012 Program for $98.3 million.
On February 22, 2013, we announced that the XL-Ireland Board approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares (the “Share Buyback Program”). At December 31, 2013, $275.0 million remained available for purchase under the Share Buyback Program.
On February 21, 2014, we announced that the XL-Ireland Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase.
During the year ended December 31, 2014, the Company purchased and canceled 24.7 million shares for $800.0 million at an average price of $32.40 per share. At December 31, 2014, $267.6 million remained available for purchase under the Share Buyback Program.
While we continue to see share buybacks as a valuable capital management tool, we recently announced a pause to our active purchases pending the conclusion of our recently announced Catlin acquisition. Near term additional capital management activities will be focused on supporting the proposed acquisition and have been disclosed as a part of the offer announcement.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
Repayment of the 5.25% Senior Notes due September 2014
On September 15, 2014, the $600 million principal amount outstanding on the 5.25% Senior Notes issued by XLIT Ltd. was repaid at maturity. For further detail, see Item 8, Note 15, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein.

Sale of 2.30% Senior Notes due 2018 and Sale of 5.25% Senior Notes due 2043
On November 21, 2013, XL-Cayman completed the public sale of $300 million aggregate principal amount of 2.30% Senior Notes due 2018 (the "2.30% Senior Notes") and the sale of $300 million aggregate principal amount of 5.25% Senior Notes due 2043 (the "5.25% Senior Notes," and, together with the 2.30% Senior Notes, the “Senior Notes”) at the issue price of 99.69% and 99.770% of the principal amount, respectively. The Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 2.30% Senior Notes bear interest at a rate of 2.30%, payable semi-annually, beginning on June 15, 2014, and mature on December 15, 2018. The 5.25% Senior Notes bear interest at a rate of 5.25%, per annum, payable semi-annually, beginning on June 15, 2014, and mature on December 15, 2043. XL-Cayman may redeem the Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the Senior Notes were issued. XL-Cayman received aggregate net proceeds of approximately $592.6 million from the offering, which was used for the repayment at maturity of the outstanding $600 million principal amount of our 5.25% Senior Notes due September 2014.
Repayment of the 6.5% Guaranteed Senior Notes due January 2012 (the “XLCFE Notes”)
On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XL Capital Finance (Europe) plc, was repaid at maturity. For further detail, see Item 8, Note 15, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included herein.
Capital Management - Catlin Acquisition
In connection with the proposed acquisition of Catlin, we have proposed capital management activity in support of the transaction. XL-Cayman, as borrower, XL-Ireland, X.L. America, Inc., XLIB, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto entered into a senior unsecured 364-Day Bridge Loan Agreement providing for a £1.6 billion Bridge Facility. The proceeds of the Bridge Facility may be used to finance the payment of the cash consideration in connection with the Acquisition and to pay fees and expenses related thereto. For further information on this activity, see the Company's Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 8.01 and 9.01.
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

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1% Exceedance Probability		0.4% Exceedance Probability
			Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at December 31, 2014	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at December 31, 2014
North Atlantic	Windstorm	October 1, 2014	$1,242	12.5%	$1,664	16.7%
North America	Earthquake	October 1, 2014	$705	7.1%	$1,285	12.9%
Europe	Windstorm	October 1, 2014	$523	5.3%	$736	7.4%
Japan	Earthquake	October 1, 2014	$220	2.2%	$286	2.9%
Japan	Windstorm	October 1, 2014	$140	1.4%	$199	2.0%
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

See “Significant Items Affecting the Results of Operations – 2) The impact of significant large loss events” above.
Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is an E.U. directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as a new supervisory regime for the insurance industry. The Omnibus II directive was agreed to by the European Commission, the European

Parliament and the Council of Ministers setting a Solvency II implementation date of January 1, 2016. The CBI has issued interim guidelines on applying EIOPA reporting guidelines for authorized firms to ensure their eventual readiness for Solvency II, while the PRA has issued proposed rules transposing Solvency II requirements in to U.K, legislation. Management continues to prepare for the implementation of Solvency II. See Item 1, “Business - Regulation.”
Critical Accounting Policies and Estimates
The following are considered to be our critical accounting policies and estimates due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on our results of operations, financial condition and liquidity. We have discussed these critical accounting policies with the Audit Committee of the XL-Ireland Board.
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
Our three types of property and casualty reserve exposure with the longest tails are:

a)	high layer excess casualty insurance;

b)	casualty reinsurance; and

c)	discontinued asbestos and run-off environmental insurance and reinsurance liabilities.
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
Reinsurance operations by their nature add further complications to the reserving process, particularly for the casualty business written, in that there is an inherent lag in the timing and reporting of a loss event from an insured or ceding company to the reinsurer. This reporting lag creates an even longer period of time between the policy inception and when a claim is finally settled. As a result, more judgment is required to establish reserves for ultimate claims in our reinsurance operations.

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
Discontinued asbestos and run-off environmental liabilities are attached to certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by us; from business of Winterthur purchased by us from AXA Insurance in 2001; and from a loss portfolio transfer in 2006. At December 31, 2014, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses of the Company. See Note 11(c), “Losses and Loss Expenses – Discontinued Asbestos and Run-Off Environmental Related Claims,” to the Consolidated Financial Statements included herein for further information.
Except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, we do not discount our unpaid losses and loss expenses. We utilize tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable. The unpaid losses for the annuity component of U.K. motor claims are discounted to reflect the long tail nature of the structured settlements. For further discussion, see Item 8, Note 11, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein.
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
The amount of our net unpaid losses and loss expenses relating to our operating segments at December 31, 2014 and 2013 was as follows.

(U.S. dollars in thousands)	2014	2013
Insurance	$10,967,738	$11,512,569
Reinsurance	4,973,977	5,553,761
Net unpaid losses and loss expenses	$15,941,715	$17,066,330

	Net Unpaid Losses and Loss Expenses
(U.S. dollars in thousands)	2014			2013
	Case Reserves	IBNR Reserves	Total Reserves	Case Reserves	IBNR Reserves	Total Reserves
Insurance:
Professional	$1,415,510	$2,800,020	$4,215,530	$1,364,963	$3,102,974	$4,467,937
Casualty	1,412,787	3,213,599	4,626,386	1,499,584	3,128,620	4,628,204
Property	382,375	126,264	508,639	416,038	200,083	616,121
Specialty	620,704	395,449	1,016,153	617,794	501,889	1,119,683
Other (1)	193,088	407,942	601,030	216,033	464,591	680,624
Total	$4,024,464	$6,943,274	$10,967,738	$4,114,412	$7,398,157	$11,512,569
Reinsurance:
Casualty (2)	$1,322,739	$1,853,339	$3,176,078	$1,514,621	$1,915,734	$3,430,355
Property catastrophe (3)	194,185	177,037	371,222	276,004	187,743	463,747
Other property	334,836	385,432	720,268	415,238	415,175	830,413
Marine, energy, aviation and satellite	344,301	43,564	387,865	406,248	47,834	454,082
Other (1)	124,744	193,800	318,544	161,166	213,998	375,164
Total	$2,320,805	$2,653,172	$4,973,977	$2,773,277	$2,780,484	$5,553,761
TOTAL	$6,345,269	$9,596,446	$15,941,715	$6,887,689	$10,178,641	$17,066,330
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
While the proportion of unpaid losses and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerated business growth and changes in business mix. Other factors that have affected the ratio in the past include additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns. The ratio of IBNR to total reserves was consistent from year-end 2013 to year-end 2014.
IBNR reserves are estimated by our actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, we adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.
The following table shows the recorded estimate and the high and low ends of the range of our net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2014:

(U.S. dollars in thousands)	Net Unpaid Losses and Loss Expenses Recorded	Range of Net Unpaid Losses & Loss Expenses Estimated HIGH (4)	Range of Net Unpaid Losses & Loss Expenses Estimated LOW (4)
Insurance
Professional	$4,215,530	$4,567,063	$3,875,107
Casualty	4,626,386	$5,059,177	$4,208,870
Property	508,639	$564,370	$455,194
Specialty	1,016,153	$1,103,147	$931,976
Other (1)	601,030	$711,048	$498,360
Total (2)	$10,967,738	$11,730,450	$10,225,225
Reinsurance
Casualty (3)	$3,176,078	$3,399,824	$2,958,319
Property catastrophe	371,222	$419,071	$325,675
Other property	720,268	$902,852	$554,140
Marine, energy, aviation and satellite	387,865	$441,159	$337,290
Other (1)	318,544	$354,357	$284,244
Total (2)	$4,973,977	$5,347,279	$4,611,320
Total	$15,941,715
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

(4)
The method of converting reserve ranges from an ultimate to a one-year time horizon has changed for 2014. The new method is based on expectations of future claims reporting and settlement, rather than the average time of payment for outstanding reserves.

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
Our methodology in 2014 for calculating reserve ranges around our single point reserve estimate is consistent with that used in 2013. We modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 32 lines of business. Where appropriate, lines of business were evaluated at a more granular level and then aggregated to appropriately reflect differing levels of volatility within each line of business, for example, in respect of attritional, large, catastrophe and clash losses. In doing so we evaluated a number of alternative models, and for each line of business our actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. We used the modeled statistical distribution to calculate an 80% prediction interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.
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
We are not aware of any generally accepted model to perform the reserve range analysis described above. As such, other models may be employed to develop these ranges.
See “Segments” below for further discussion on prior year development of loss reserves.
Unpaid losses and loss expenses recoverable
The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance. Changes in the bad debt provision are reflected in net income. See Item 8, Note 10, “Reinsurance,” to the Consolidated Financial Statements included herein, for further information.
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
Future policy benefit reserves relate to our Run-Off Life Operations and are estimated using assumptions for investment yields, mortality, expenses and provisions for adverse loss deviation. Uncertainties related to interest rate volatility and mortality experience make it difficult to project and value the ultimate benefit payments.
As stated above (see “Executive overview - Sale of Life Reinsurance Subsidiary”), on May 30, 2014, XLIB closed a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of its life reinsurance subsidiary, XLLR. As a result, we have ceded the majority of our life reinsurance business to GCLR through the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves and as a result the following future policy benefit reserves discussion relates only to the net reserves we have retained. At December 31, 2014, gross future policy benefit reserves relating to our Run-Off Life Operations were approximately $4.7 billion, of which we retained approximately

$0.4 billion, after consideration of our future policy benefit reserves recoverable from GCLR of $4.3 billion. See Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein, for further information.
We provide reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $108 million and $104 million at December 31, 2014 and 2013, respectively. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $1.2 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $1.4 million. Although reserve assumptions related to this business have been unlocked in the past, no changes to the revised locked-in assumptions were made in the years ended 2014, 2013, and 2012.
We also provide reinsurance of a block of U.S. based term assurance, which was novated to us from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $263 million and $268 million at December 31, 2014 and 2013, respectively. Future policy benefit reserves are established in accordance with the provisions of general authoritative guidance on accounting for insurance enterprises, including the lock-in of assumptions at inception with periodic review against experience.
The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $6.8 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $1.1 million. No changes were made to the locked-in assumptions in 2014. Following a review of mortality and lapse experience in 2013, the revised locked-in assumptions were unlocked and revised, resulting in an increase in the reserve of $14.0 million.
For further information see Item 8, Note 13, “Future Policy Benefit Reserves,” to the Consolidated Financial Statements included herein.

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
Key Assumptions used in determination of credit losses related to fixed maturities and equities
We review, on a quarterly basis, the entirety of the fixed maturity securities in our investment portfolio that are in a gross unrealized loss position to assess whether we believe a credit loss, relative to the current amortized cost of the security, exists.

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
Credit loss methodology – structured securities
Credit loss on structured securities is determined through a comparison of the security’s discounted cash flow to the amortized cost of the security. We, in conjunction with our third-party investment management service providers, make significant assumptions and use scenario-based approaches in our impairment analysis, which are subject to changes as a result of both economic fundamentals and changes in management's estimates in future periods. To the extent that the discounted cash flow is estimated to be lower than the amortized cost of the security, the security is impaired to the discounted cash flow value of all security cash flows, including both coupon and principal repayment, discounted using the forward curve.
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
We evaluate the credit losses associated with medium term notes, which generally represent notes backed primarily by investment grade European credit. We evaluate the discounted cash flows expected from the notes over their remaining expected life, including an evaluation of the likelihood of current holdings to meet their principal and interest obligations, and incorporate current reinvestment assumptions on any security maturities or reinvestment of cash flows and, to the extent the discounted cash flow value is below the amortized cost, we recognize an impairment charge.
Credit loss analysis – government sector securities
Credit losses on government and government-related securities are determined on an individual security basis. We review the circumstances and conditions associated with government issuers, including credit rating and fundamental views on the government entity under consideration. Given the nature of our government holdings, we would expect that credit losses, were they to arise, would be concentrated amongst sovereigns rated BBB or lower (including peripherals and emerging market debt) or specific government-related securities.
Credit loss analysis – equities
Equity losses are also determined on an individual security basis. However, unlike credit products (discussed above) on which we make determinations based on the likelihood of meeting contractual obligations, there is no notion of par value for equity securities. Accordingly, equity losses are determined using screens that compare the current market value with the original purchase cost. If the current market value has remained below original purchase cost for more than eleven months or if the current market value has declined by more than 50% from the original purchase cost, we recognize an impairment charge as the difference between current market value and the original purchase cost.

4)	Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
We had net operating tax loss carry forward balances of $49.8 million (net of a $15.0 million uncertain tax position) and $89.2 million and held a valuation allowance of $43.8 million and $44.7 million at December 31, 2014 and 2013, respectively. We had realized capital loss carry forward balances of approximately $97.2 million and $141.0 million at December 31, 2014 and 2013, respectively. We held a valuation allowance of $97.2 million and $141.0 million at December 31, 2014 and 2013, respectively. In addition, we had capital losses arising from the sale of investments to an affiliate of $57.4 million and $69.5 million at December 31, 2014 and 2013, respectively, and held a full valuation allowance against the associated tax of $57.4 million and $69.5 million, respectively.

The realizability of deferred tax assets, including the tax losses noted above, is evaluated based upon management’s assessment of taxable income in prior eligible carryback years, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies that would, if necessary, be implemented. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not provide a tax benefit.
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
For further information, see “Other Revenues and Expenses” and Item 8, Note 24, “Taxation,” to the Consolidated Financial Statements included herein.

5)	Reinsurance Premium Estimates
We write business on both an excess of loss and proportional basis. In the case of excess of loss contracts, the ceding insurer's premium, the subject written premium, is generally outlined within the treaty and we receive a minimum and/or deposit premium on a quarterly basis, which is normally followed by an adjustment premium based on the ultimate subject premium for the contract. An estimate of the premium is recorded at the inception of the contract. We estimate the premium written on the basis of the expected subject premium and regularly review this against actual quarterly statements to revise the estimate based on the information provided by the cedant.
On proportional contracts, written premiums are estimated based on expected ultimate premiums using information provided by the ceding companies. The ceding company’s premium estimate may be adjusted based on its history of providing accurate premium estimates. When the actual premium is reported by the ceding company, normally on a quarterly basis, it may be materially higher or lower than the estimate. Adjustments arising from the reporting of the actual premium by the ceding companies are recorded at the earliest point in time that the supporting information indicates an adjustment is appropriate.
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
At December 31, 2014 and 2013, the amount of premiums receivable related to our reinsurance operations amounted to $1.1 billion and $1.2 billion, respectively.
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. We recorded a provision for uncollectible premiums receivable related to our reinsurance operations at December 31, 2014 and 2013 of $1.1 million and $1.5 million, respectively.

The amount of proportional and excess of loss reinsurance gross premiums written and acquisition expenses recognized by our reinsurance operations for each line of business for the years ended December 31, 2014, 2013 and 2012 was as follows:

(U.S. dollars in thousands)	2014		2013		2012
	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses
Proportional Contracts:
Casualty – professional lines	$32,784	$17,347	$59,213	$17,383	$64,061	$16,948
Casualty – other lines	99,272	21,094	113,709	27,260	120,829	31,906
Other property	424,564	130,709	417,698	134,823	484,615	146,412
Marine, energy, aviation and satellite	52,535	11,726	34,202	11,165	51,253	13,085
Other (1)	139,321	21,911	106,331	18,643	76,598	17,206
Total proportional contracts	$748,476	$202,787	$731,153	$209,274	$797,356	$225,557
Excess of Loss Contracts:
Casualty – professional lines	$94,092	$27,367	$139,946	$28,997	$157,293	$29,092
Casualty – other lines	203,631	34,425	218,444	37,164	211,734	34,144
Property catastrophe	493,646	40,511	556,493	49,128	537,087	43,816
Other property	161,218	15,934	169,580	16,356	168,898	17,663
Marine, energy, aviation and satellite	59,504	4,962	57,795	7,557	118,632	10,354
Other (1)	24,912	4,698	20,200	4,912	17,157	7,546
Total excess of loss contracts	$1,037,003	$127,897	$1,162,458	$144,114	$1,210,801	$142,615
____________

(1)	Other includes whole account, credit, surety, structured indemnity and other lines.

6)	Goodwill
We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We test goodwill for potential impairment annually as of June 30, and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. We test for impairment at the reporting unit level using a two-step process in accordance with authoritative guidance. For the reinsurance segment, in which all of our current goodwill resides, a reporting unit is one level below the business segment, while for insurance, the segment traditionally was also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions we believe market participants would use to value the business and this is then compared to the book value of the business. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit.
The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies, from an operational and economic standpoint. If such estimated fair value, combined with an estimate of an appropriate control premium (i.e, the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company), indicates a “close call” or potential impairment, additional analysis using discounted cash flows is performed. The results of the various valuation methodologies utilized are then weighted to arrive at a selected estimated fair value for each reporting unit. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment.
We had goodwill of $415.9 million at December 31, 2014, all relating to the Reinsurance segment. The estimated fair values of the reporting units carrying goodwill exceeded their estimated net book values at December 31, 2014, and therefore no impairments were recorded during 2014.
For further detailed information, see Item 8, Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included herein.

Segments
We are organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction as described in Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements, GCLR reinsures the majority of our life reinsurance business through the Life Retro Arrangements. As a result, we longer consider our Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within "Corporate and Other." The Run-Off Life Operations - Life Retro Arrangements were, prior to June 30, 2014, reported within our Life operations segment. Our general investment and financing operations are reflected in Corporate and Other. Prior period information has been re-presented to reflect the current presentation.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenue and expenditures are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our Run-Off Life Operations, and certain structured products included in the Insurance and Reinsurance segments and Corporate and Other are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 8, Note 5, “Segment Information,” to the Consolidated Financial Statements included herein, for a reconciliation of segment data to our consolidated financial statements.

Income Statement Analysis
Insurance
As outlined in Item 1, “Business,” our Insurance operations are divided into four business groups: International Property and Casualty (“IPC”), North America Property and Casualty (“NAPC”), Global Professional Lines (“Professional”) and Global Specialty Lines (“Specialty”). We provide customized insurance policies for complex corporate risks distributed through a wide variety of local, national and international producers. We offer a comprehensive set of coverages across Casualty, Professional, Property and Specialty lines and deliver solutions to clients operating in a broad array of industries representing all major sectors of the economy in the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, surety and other industry coverages, including those mentioned above, through our programs, middle market and construction businesses.
The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2014	2013	2012	Percentage change
				2014 to 2013	2013 to 2012
Gross premiums written	$5,976,011	$5,523,181	$5,166,973	8.2%	6.9%
Net premiums written	4,134,151	4,154,093	4,072,511	(0.5)%	2.0%
Net premiums earned	4,026,713	4,267,677	3,924,636	(5.6)%	8.7%
Net losses and loss expenses	2,543,108	2,829,999	2,691,056	(10.1)%	5.2%
Acquisition costs	393,319	529,270	504,227	(25.7)%	5.0%
Operating expenses	865,592	782,677	754,308	10.6%	3.8%
Underwriting profit (loss)	$224,694	$125,731	$(24,955)	78.7%	N/M
Net results – structured products	43,710	15,562	20,978	N/M	(25.8)%
Net fee income and other (expense)	(10,051)	(9,317)	850	7.9%	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

(U.S. dollars in thousands)	2014	2013	2012	Percentage change
				2014 to 2013	2013 to 2012
IPC	$1,410,272	$1,376,246	$1,294,817	2.5%	6.3%
NAPC	2,001,218	1,774,596	1,520,050	12.8%	16.7%
Professional	1,550,929	1,465,689	1,460,018	5.8%	0.4%
Specialty	1,013,592	906,650	892,088	11.8%	1.6%
Total	$5,976,011	$5,523,181	$5,166,973	8.2%	6.9%

2014 vs. 2013: Gross premiums written increased by 8.2%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 2.5% driven by increases in renewals and new business in International middle market, and new business in international schemes, property, and primary casualty, partially offset by decreases in property and Lloyd's middle market business lines due in part to a decline in rates.

▪
NAPC - increase of 12.8% largely attributable to an increase in new and renewal business in construction, surplus lines and programs business lines, as well as higher renewals in excess casualty, partially offset by pricing decreases in property and program business lines.

▪
Professional - increase of 5.8% mainly attributable to increases in renewals and new business in international professional due to new underwriting teams in place during the year, as well as increased renewals in select professional and U.S. professional business lines, partially offset by a decrease in rates primarily in U.S. and international professional lines.

▪	Specialty - increase of 11.8% due to new and renewal business in crisis management, marine, and equine business lines and new business in political risk.
Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 7.8%, compared to the 8.2% shown above.
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

▪
Professional - increase of 0.4% driven primarily by increases in new business and renewed select business (which offers professional liability to small and mid-size niche professional groups in the United States) primarily in the errors and omissions, particularly in the technology industry, and programs lines of businesses; new business in Bermuda and strong pricing in the U.S., partially offset by international due to the non-renewal of a large program focused on legal professionals and lower new business.

▪
Specialty - increase of 1.6% due to new business in marine, and our crisis management and political risk business initiatives and improved renewed premiums in our fine art and specie and marine businesses, partially offset by lower renewed premiums and lower new business in aerospace.

Foreign exchange rate movements did not significantly impact our gross premiums written.
Net Premiums Written
2014 vs. 2013: The decrease of 0.5% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums written primarily relates to:

▪
A modification in the reinsurance structure in the latter half of 2013 to one that employs proportional reinsurance in the Professional business group, as well as higher utilization of this proportional reinsurance in our U.S. and select businesses in order to take advantage of favorable market terms;

▪	An increase in certain proportional reinsurance treaties cessions from higher NAPC construction writings; and

▪	Higher reinsurer participation on certain casualty treaties.
2013 vs. 2012: The increase of 2.0% resulted from the gross premium written increases outlined above partially offset by an increase in ceded premiums written. The increase in ceded premiums is largely attributable to a modification in our reinsurance structure within our Professional group in the latter half of 2013 to one that utilizes proportional reinsurance in order to take advantage of favorable market terms. In addition, increases in cessions due to increased global property and NAPC construction writings, plus higher reinsurer participation on certain casualty treaties contributed to the higher ceded premiums written.

This increase was also partially offset by the favorable impact of higher marine and Sandy reinstatement premiums as well as the effect of reinsurance coverage on certain NAPC discontinued lines in the prior year.
Net Premiums Earned
2014 vs. 2013: The decrease of 5.6% is attributable to higher ceded premiums written and earned in the Professional business group due to the modification in the reinsurance structure, and an increase in cessions within NAPC as mentioned above.
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
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	2014	2013	2012	Percentage Point Change
				2014 to 2013	2013 to 2012
Loss and loss expense ratio	63.2%	66.3%	68.6%	(3.1)	(2.3)
Acquisition expense ratio	9.8%	12.4%	12.8%	(2.6)	(0.4)
Operating expense ratio	21.4%	18.4%	19.2%	3.0	(0.8)
Underwriting expense ratio	31.2%	30.8%	32.0%	0.4	(1.2)
Combined ratio	94.4%	97.1%	100.6%	(2.7)	(3.5)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012	Percentage Point Change
				2014 to 2013	2013 to 2012
Loss and loss expense ratio	63.2%	66.3%	68.6%	(3.1)	(2.3)
Prior year reserve development	2.4%	2.4%	3.5%	—	(1.1)
Loss ratio - excluding prior year development	65.6%	68.7%	72.1%	(3.1)	(3.4)
Loss Ratio – excluding prior year development
2014 vs. 2013: The 3.1 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in 2014 as compared to the same prior in 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2014 were $50.9 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both years, the loss ratio for the year ended December 31, 2014 compared to the same period of 2013 decreased by 2.0% percentage points to 63.9% mainly due to a lower level of large non-natural catastrophe property losses in 2014 as compared to 2013.
2013 vs. 2012: The 3.4 percentage point decrease in the loss ratio excluding prior year development was predominantly due to lower levels of catastrophe losses occurring in 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $104.0 million lower than in the same period in 2012 mainly due to losses from Sandy in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both years, the loss ratio for the year ended December 31, 2013 compared to the same period of 2012 decreased by 0.7 percentage points to 65.9% due to the impact of underwriting actions taken in the prior years and a more favorable business mix, partially offset by a higher level of large non-natural catastrophe property losses in 2013 as compared to 2012.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in millions)	2014	2013	2012
Property	$(57,470)	$(46,387)	$(46,735)
Casualty	38,413	(21,829)	(61,630)
Professional	17,094	75,045	(106,360)
Specialty	(82,756)	(140,740)	(61,755)
Other (1)	(15,043)	31,872	136,414
Total	$(99,762)	$(102,039)	$(140,066)
____________

(1)	Other includes excess and surplus, programs, surety, structured indemnity and certain discontinued lines.
For further information on the net favorable prior year reserve development for the years ended December 31, 2014, 2013 and 2012, see Item 8, Note 11 to the Consolidated Financial Statements, “Losses and Loss Expenses.”
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2014 vs. 2013: The increase of 0.4 percentage points was due to an increase in the operating expense ratio of 3.0 percentage points partially offset by a decrease in the acquisition expense ratio of 2.6 percentage points, as follows:

▪
Operating expense ratio - increased 3.0 percentage points largely due to the unfavorable impact of the modification of our reinsurance structure mentioned above, as well as increased compensation expenses from business expansion and higher professional fees for 2014 compared to the same period of 2013.

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

Net Results – Structured Products
Net results from structured insurance products includes net investment income of $34.3 million, $37.3 million and $35.6 million and interest expense of $9.5 million, $21.8 million and $14.5 million, respectively, for the years ended December 31, 2014, 2013 and 2012.
2014 vs. 2013: The increase in the net results from the prior year period was from the negotiated termination of one of our larger structured indemnity contracts. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.
2013 vs. 2012: The decrease in the net results from structured insurance products of 25.8% was from lower interest expense recorded in the year ended December 31, 2013 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on certain structured indemnity contracts.

For further information about these structured indemnity contracts that are accounted for as deposit contracts and the settlement of this fair value hedge, see Item 8, Note 12, “Deposit Liabilities,” and Note 16, "Derivative Instruments - Settlement of Fair Value Hedges," respectively, to the Consolidated Financial Statements included herein.
Fee Income and Other
2014 vs. 2013: The decrease compared to the same period of 2013 in net fee income and other expenses was driven by increased costs in our risk engineering services business.
2013 vs. 2012: The decrease in net fee income and other was largely due to lower revenues in our risk engineering services business and ancillary fee income in IPC property and primary casualty compared to the prior year.
Reinsurance
As outlined in Item 1, “Business,” the Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Our reinsurance operations are structured geographically into business groups: Bermuda, North America and International (Europe, Asia Pacific, Latin America and Middle East North Africa). During the second quarter of 2013, the business groups were realigned to include Latin America within the International business group.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

(U.S. dollars in thousands)	2014	2013	2012	Percentage change
				2014 to 2013	2013 to 2012
Gross premiums written	$1,785,479	$1,893,611	$2,008,157	(5.7)%	(5.7)%
Net premiums written	1,633,058	1,749,889	1,884,508	(6.7)%	(7.1)%
Net premiums earned	1,690,725	1,746,422	1,841,342	(3.2)%	(5.2)%
Net losses and loss expenses	715,285	901,465	1,074,426	(20.7)%	(16.1)%
Acquisition costs	330,684	353,388	368,172	(6.4)%	(4.0)%
Operating expenses	193,404	166,238	157,657	16.3%	5.4%
Underwriting profit (loss)	$451,352	$325,331	$241,087	38.7%	34.9%
Net results – structured products	10,499	8,229	(15,721)	N/M	N/M
Net fee income and other	2,800	2,320	2,492	20.7%	(6.9)%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

(U.S. dollars in thousands)	2014	2013	2012	Percentage change
				2014 to 2013	2013 to 2012
Bermuda	$575,386	$556,905	$532,515	3.3%	4.6%
North America	443,409	513,032	562,383	(13.6)%	(8.8)%
International	766,684	823,506	916,268	(6.9)%	(10.1)%
Other (1)	—	168	(3,009)	N/M	N/M
Total	$1,785,479	$1,893,611	$2,008,157	(5.7)%	(5.7)%
____________

(1)	Other relates to discontinued structured indemnity.

*	N/M - Not Meaningful
2014 vs. 2013: Gross premiums written decreased by 5.7%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 3.3% due to new business and favorable renewals on whole account and property treaty businesses.

▪
North America - decrease of 13.6% largely due to unfavorable renewal activity within casualty treaty and property treaty business lines, partially offset by increased agricultural premiums within our property treaty business.

▪
International - decrease of 6.9%, mainly driven by lower casualty and property treaty renewals due to decreases in shares and competitive market conditions in Europe and Latin America, including the non-renewal of a U.K. motor business quota share, partially offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written decreased by 5.2%, compared to the 5.7% shown above.
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
Net Premiums Written
2014 vs. 2013: The decrease of 6.7% resulted from the gross written premium decreases outlined above together with an increase in ceded written premiums, mainly related to agricultural business in North America.
2013 vs. 2012: The decrease of 7.1% resulted from the decreases in gross written premiums described above in the International and North America business groups and an increase in ceded premiums written, mainly due to a new agricultural program in North America.
Net Premiums Earned
2014 vs. 2013: The decrease of 3.2% is mainly attributable to the overall earn-through of lower current year written premiums in the North America casualty treaty business and in the International casualty treaty and property treaty businesses, due to competitive market conditions, partially offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses, as noted above.
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
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	2014	2013	2012	Percentage Point Change
				2014 to 2013	2013 to 2012
Loss and loss expense ratio	42.3%	51.6%	58.4%	(9.3)	(6.8)
Acquisition expense ratio	19.6%	20.2%	20.0%	(0.6)	0.2
Operating expense ratio	11.4%	9.6%	8.5%	1.8	1.1
Underwriting expense ratio	31.0%	29.8%	28.5%	1.2	1.3
Combined ratio	73.3%	81.4%	86.9%	(8.1)	(5.5)

The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012	Percentage Point Change
				2014 to 2013	2013 to 2012
Loss and loss expense ratio	42.3%	51.6%	58.4%	(9.3)	(6.8)
Prior year reserve development	9.2%	10.8%	9.5%	(1.6)	1.3
Loss ratio excluding prior year development	51.5%	62.4%	67.9%	(10.9)	(5.5)
Loss Ratio – excluding prior year development
2014 vs. 2013: The 10.9 percentage point decrease in the loss ratio - excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2014 were $153.1 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both years, the loss ratio for year ended December 31, 2014 compared to the same period of 2013 decreased by 1.8 percentage points to 48.7% mainly due to a lower level of large non-natural catastrophe property losses in 2014 as compared to 2013.
2013 vs. 2012: The 5.5 percentage point decrease in the loss ratio - excluding prior year development was predominantly due to lower levels of catastrophe losses occurring in 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $43.0 million lower than in the same period in 2012 mainly due to losses from Sandy in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both years, the loss ratio for the year ended December 31, 2013 compared to the same period of 2012 decreased by 3.6 percentage points to 50.5%. This reduction is mainly due to lower levels of large non-natural catastrophe losses in 2013 in comparison to a large marine loss in the International business group and adverse crop experience related to the drought conditions in the U.S. in 2012.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 1) The Impact of Significant Large Loss Events" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the reinsurance segment for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands)	2014	2013	2012
Property and other short-tail lines	$(85,324)	$(136,912)	$(107,613)
Casualty and other	(69,990)	(50,938)	(68,215)
Total	$(155,314)	$(187,850)	$(175,828)
For further information on the net favorable prior year reserve development for the years ended December 31, 2014, 2013 and 2012, see Item 8, Note 11 to the Consolidated Financial Statements, “Losses and Loss Expenses.”
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2014 vs. 2013: The increase of 1.2 percentage points in the underwriting expense ratio was due to an increase in the operating expense ratio of 1.8 percentage points, partially offset by a decrease in the acquisition expense ratio of 0.6 percentage points, as follows:

▪
Operating expense ratio - increased in 2014 compared to the same period in 2013 due to higher compensation costs associated with the expansion of agricultural business in North America and capital markets in Bermuda in 2014, combined with the impact of lower net earned premiums in 2014.

▪
Acquisition expense ratio - decreased mainly due to a change in the International business mix due to the expiration and non-renewal of a large motor quota share deal, and lower profit based commissions in Latin America.

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
Net Results – Structured Products
Net results from structured reinsurance products includes net investment income of $33.8 million, $34.6 million and $36.1 million and interest expense of $22.3 million, $26.2 million and $51.8 million, respectively, for the years ended December 31, 2014, 2013 and 2012.
2014 vs. 2013: The increase in the net results from the prior year period was mainly due to a reduction in interest expense resulting from changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
2013 vs. 2012: The increase in the net results from structured reinsurance products was predominantly attributable to the larger interest expense incurred in the year ended December 31, 2012 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 12 to the Consolidated Financial Statements,“Deposit Liabilities.”
Corporate and Other (Including Run-Off Life Operations)
Our general investment and financing operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As stated above, XLIB entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of its life reinsurance subsidiary, XLLR. As a result, we have ceded the majority of our life reinsurance business to GCLR through the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. At December 31, 2014, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.7 billion, of which we retained approximately $0.4 billion, after consideration of our future policy benefit reserves recoverable from GCLR of $4.3 billion.
Subsequent to the transaction, we longer consider our Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within "Corporate and Other." The Run-Off Life Operations - Life Retro Arrangements were, prior to June 30, 2014, reported within our Life operations segment. Prior period information has been recast to reflect the current presentation. For a further discussion, see Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.

Impact of Life Retro Arrangements
Subsequent to the completion of the life transaction as described in Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein, the impact of the Life Retro Arrangements on our results from the completion of the transaction on May 30, 2014 through December 31, 2014 were as follows:

Impact of Life Retro Arrangements	May 30 to December 31,
(U.S. dollars in thousands)	2014
Underwriting profit (loss) (1)	$11,649
Net investment income - Life Funds Withheld Assets	129,575
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	5,067
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(9)
OTTI on investments - Life Funds Withheld Assets	(20,587)
Exchange (gains) losses	10,099
Other income and expenses	(1,610)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(488,222)
Net income (loss)	$(354,038)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	274,083
Change in adjustments related to future policy benefit reserves, net of tax	74,009
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	17,595
Total changes to other comprehensive income as a result of Life Retro Arrangements	$365,687
Comprehensive income (loss) (1)	$11,649
____________

(1)
The underwriting profit of $11.6 million relates to a premium adjustment relating to the Life Retro Arrangements transaction which was completed on May 30, 2014. Excluding this transaction, the impact to comprehensive income relating to the Life Retro Arrangements was nil for the year ended December 31, 2014.

As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is no recurring net impact on our future comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales of the Life Funds Withheld Assets subsequent to May 30, 2014. For further information on the life retrocession embedded derivative, see Item 8, Note 16(d)(iii), “Derivative Instruments - Other Non-Investment Derivatives,” to the Consolidated Financial Statements included herein.
Run-Off Life Operations - not subject to Life Retro Arrangements
During the year ended December 31, 2014, our net underwriting result from our Run-Off Life Operations - not subject to Life Retro Arrangements was a loss of $109.9 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $150.2 million, producing a net income from Run-Off Life Operations - not subject to Life Retro Arrangements of $40.3 million.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the RFC. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio, for the years ended December 31, 2014 and 2013:

	2014	2013
Total Return on Investments (1)	5.5%	0.7%

Other Portfolios (2)
Alternative portfolio (3)	6.4%	12.2%
Equity portfolio	5.6%	21.7%
____________

(1)
The performance of investment portfolios is measured on a local currency basis. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the twelve months ended November 30, 2014 and 2013, respectively, for both equity and non-equity alternative funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands)	2014	2013	2012	Percentage change
				2014 to 2013	2013 to 2012
Net investment income - P&C Operations (1)	$642,492	$671,071	$712,905	(4.3)%	(5.9)%
Net income (loss) from investment fund affiliates (2)	$95,816	$138,391	$58,504	(30.8)%	N/M
Net realized gains (losses) on investments	$122,991	$87,777	$14,098	40.1%	N/M
Net realized and unrealized gains (losses) on investment related derivative instruments (3)	$29,886	$7,798	$5,221	N/M	49.4%
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

(3)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 16, “Derivative Instruments,” to the Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
2014 vs. 2013: The decrease of 4.3% was primarily due to the impact of the Life Retro Arrangements, which are now excluded, since all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. For further information on the Life Retro Arrangements see Item 8, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Consolidated Financial Statements included herein.
In addition, a reduction in investment yields as a result of lower reinvestment rates contributed to the net investment income decrease. We estimate that approximately $3.1 billion of assets with an average gross book yield of 3.0% will mature and pay down over the next 12 months compared to the average new money rate in 2014 on our portfolio of 1.8%.
2013 vs. 2012: The decrease of 5.9% was primarily due to a reduction in investment yields as a result of lower reinvestment rates. At December 31, 2013, we estimated that approximately $3.2 billion of our P&C assets with an average gross book yield of 2.8% would mature and pay down over the next 12 months. This compared to our average new money rate on our P&C portfolio in the three months ended December 31, 2013 of 2.0%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
2014 vs. 2013: Performance for 2014 was strong but lagged behind very strong results from the same period of 2013. Alternative investment fund returns were strong and generally diversified across strategies in the most recently completed fiscal year, while very strong equity market returns and moderate volatility during 2013 were highly supportive of alternative fund returns, in particular for market-directional strategies such as equity long/short, event driven and structured credit. Private investment fund returns were also strong for 2014 and in line with the prior year period's results.
2013 vs. 2012: The increase was attributable to significantly better performance from both alternative fund affiliates and private fund affiliates. Prior year results were more muted, due in part to more conservative risk taking by our managers and market volatility in May 2012. Results for 2013 were driven by very strong manager performance and generally supportive markets.
Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments
Net Realized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
For the year ended December 31, 2014, net realized gains on investments of $123.0 million included the following:

▪	Net realized gains of $158.7 million resulted primarily from sales of equities and fixed maturities.

▪	Realized losses of approximately $35.7 million related to the write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪	$12.5 million related to Other Investments.

▪	$11.0 million related to certain equities as the holdings were in a loss position for more than 11 months or impaired by more than 50%.

▪	$3.7 million related to change of intent to hold certain Corporate High Yield securities.

▪
$4.3 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$4.2 million related to foreign exchange losses.
For the year ended December 31, 2013, net realized gains on investments of $87.8 million included the following:

▪	Net realized gains of $104.1 million resulted from sales transactions primarily from a repositioning of the Agency RMBS portfolio and sales of equity and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $16.3 million related to the write-down of certain of the Company’s AFS investments. The significant components of the net impairment charges were:

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

▪	$4.3 million related to foreign exchange losses primarily arising on Swiss franc and U.K. sterling denominated securities held in U.S. dollar portfolios.
Net Realized and Unrealized Gains and Losses on Investment Related Derivative Instruments
Net realized and unrealized gains on investment related derivatives of $29.9 million in the year ended December 31, 2014 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 8, Note 16, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands)	2014	2013	2012	Percentage Change
				2014 to 2013	2013 to 2012
Net income (loss) from operating affiliates (1)	$107,218	$119,804	$53,887	(10.5)%	N/M
Foreign exchange (gains) losses	$(37,568)	$(28,243)	$10,545	33.0%	N/M
Corporate operating expenses	$220,165	$209,454	$204,502	5.1%	2.4%
Loss on sale of life reinsurance subsidiary	$666,423	$—	$—	—%	—%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(488,222)	$—	$—	—%	—%
Interest expense (2)	$121,221	$107,486	$105,925	12.8%	1.5%
Income tax expense	$96,897	$77,505	$34,028	25.0%	N/M
____________

(1)	We generally record the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful

Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands)	2014	2013	2012	Percentage Change
				2014 to 2013	2013 to 2012
Net income (loss) from investment manager affiliates	$57,086	$78,644	$28,776	(27.4)%	N/M
Net income (loss) from strategic operating affiliates	50,132	41,160	25,111	21.8%	63.9%
Total	$107,218	$119,804	$53,887	(10.5)%	N/M
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates
2014 vs. 2013: The results for 2014 were strong but lagged behind the results of 2013. The most recently completed fiscal year saw good progress from several newer investment manager affiliate holdings, while the prior year's results were notable for especially strong incentive fees for those affiliate managers that charge such fees and gains associated with several liquidity events.
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
Net Income from Strategic Operating Affiliates
2014 vs. 2013: The increase of 21.8% was largely due to higher current period income related to ARX, our insurance affiliate that writes direct U.S. homeowners' insurance, with more modest favorable variances from several other operating affiliates.
2013 vs. 2012: The 63.9% increase reflects increased returns from our U.S. homeowners' affiliate and income from new strategic operating affiliates in 2013.
Foreign Exchange Gains/Losses
The foreign exchange gains of $37.6 million in the year ended December 31, 2014 were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, including the Euro, Swiss franc, Canadian dollar, Australian dollar, and U.K. sterling, particularly in the last quarter of the year. In the year ended December 31, 2013, foreign exchange losses of $28.2 million were produced as a result of an overall weakening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro and the Swiss franc.
Corporate Operating Expenses
2014 vs. 2013: The increase of 5.1% was mainly a result of increased compensation costs due to improved metrics on variable compensation plans, additional headcount and increases in professional and regulatory fees.
2013 vs. 2012: The increase of 2.4% was a result of increased compensation costs as well as an increase in professional fees associated with infrastructure and organizational initiatives.
Loss on Sale of Life Reinsurance Subsidiary
The loss on sale of life reinsurance subsidiary was due to the sale of 100% of the common shares of XLLR, a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. For a further discussion, see Item 8, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets

The Company has entered into Life Retro Arrangements as described in Item 8, Note 2, "Significant Accounting Policies - (c) Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis and (e) Reinsurance," and Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 8, Note 16, “Derivative Instruments,” to the Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results – structured products.
2014 vs. 2013: The increase of 12.8% was a result of the overall increase in our debt following the issuance of the 2.30% Senior Notes due 2018 and the 5.25% Senior Notes due 2043 during the fourth quarter of 2013.
2013 vs. 2012: The increase of 1.5% was a result of the overall increase in our debt following the sale of 2.30% Senior Notes due 2018 and the sale of 5.25% Senior Notes due 2043 during the fourth quarter of 2013. See further discussion under “Other Key Focuses of Management.”
For further information about these debt financing transactions see Item 8, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included herein.
Income Tax Expense
2014 vs. 2013: The tax charge of $96.9 million recognized in 2014 was higher than in 2013 principally because of the distribution of earnings in taxable and non-taxable jurisdictions. Included in the 2014 tax charge is a $45.1 million benefit recognized related to the loss on the sale of the life reinsurance subsidiary.
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
Balance Sheet Analysis
Investments (Excluding Life Funds Withheld Assets)
We seek to generate growth in book value and net investment income through our investment activities. Our investment strategy (see Item 1. "Business - Investments") strives to balance investment returns against market and credit risk. Our overall investment portfolio is structured to take into account a number of variables including liability profile, local regulatory requirements, business needs, collateral management and risk tolerance.
As described in Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," and Note 6, “Investments,” to the Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.
At December 31, 2014 and 2013, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $31.1 billion and $36.6 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at December 31, 2014 and 2013:

(U.S. dollars in thousands)	2014		2013
	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,521,814	8.1%	$1,800,832	4.9%
Net receivable/ (payable) for investments sold/ (purchased)	$50,471	0.2%	$84,603	0.2%
Accrued investment income	$315,964	1.0%	$346,809	0.9%
Short-term investments	$256,727	0.8%	$456,288	1.2%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported	$2,171,953	7.0%	$2,501,851	6.8%
Corporate - Financials (2)	2,761,916	8.9%	3,481,991	9.5%
Corporate - Non Financials (2)	6,016,457	19.4%	7,643,839	20.9%
RMBS – Agency	3,728,576	12.0%	3,546,122	9.7%
RMBS – Non-Agency	427,351	1.4%	398,768	1.1%
CMBS	1,052,544	3.4%	1,246,795	3.4%
CDO	692,034	2.2%	717,313	2.0%
Other asset-backed securities (2)	1,065,293	3.4%	1,242,104	3.4%
U.S. States and political subdivisions of the States	2,021,272	6.5%	1,845,812	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,240,073	13.6%	4,875,541	13.3%
Total fixed maturities - AFS	$24,177,469	77.8%	$27,500,136	75.1%
Fixed maturities - held to maturity ("HTM"):
U.S. Government and Government-Related/Supported	$—	—%	$10,993	—%
Corporate - Financials (2)	—	—%	269,547	0.7%
Corporate - Non Financials (2)	—	—%	1,117,316	3.1%
RMBS – Non-Agency	—	—%	66,987	0.2%
CMBS	—	—%	144,924	0.4%
Other asset-backed securities	—	—%	106,540	0.3%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—%	1,142,388	3.1%
Total fixed maturities - HTM	$—	—%	$2,858,695	7.8%
Equity securities	868,292	2.8%	1,040,237	2.8%
Investments in affiliates	1,637,620	5.3%	1,370,943	3.8%
Other investments	1,248,439	4.0%	1,164,630	3.3%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$31,076,796	100.0%	$36,623,173	100.0%
____________

(1)	Carrying value represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)
Includes certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $79.9 million and $154.6 million and an amortized cost of $68.4 million and $147.7 million at December 31, 2014 and December 31, 2013, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At December 31, 2014 and 2013, the average credit quality of our total fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having fixed maturities and including short-term investments, cash and cash equivalents and net receivable/(payable) for investments sold/(purchased)) was "Aa3/AA-". Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at December 31, 2014 and 2013:

Investments by Credit Rating (1)	2014		2013
(U.S. dollars in millions)	Carrying Value (2)	Percent of Total	Carrying Value	Percent of Total
AAA	$11,509	44.1%	$12,957	40.6%
AA	5,334	20.4%	6,738	21.1%
A	6,158	23.6%	7,761	24.3%
BBB	2,321	8.9%	3,654	11.4%
BB and below	793	3.0%	792	2.5%
Not rated	15	—%	18	0.1%
Total	$26,130	100.0%	$31,920	100.0%
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
Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $213.6 million on 1,631 securities out of a total of 7,669 held at December 31, 2014 in our AFS portfolio (excluding Life Funds Withheld Assets) that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

▪
gross unrealized losses of $67.0 million related to the P&C portfolio of Government and Government-Related holdings. Securities in a gross unrealized loss position had a fair value of $1.9 billion at December 31, 2014.

▪
gross unrealized losses of $42.2 million related to the Corporate holdings within our P&C investments portfolio. Securities in a gross unrealized loss position had a fair value of $1.6 billion at December 31, 2014. Of the gross unrealized losses, $10.1 million relate to financial institutions.

▪
gross unrealized losses of $18.2 million related to the P&C portfolio of Non-Agency RMBS portfolio (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $252.2 million at December 31, 2014. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through December 31, 2014 on these asset classes.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at December 31, 2014:

Security Type and Length of Time in a Continual Unrealized Loss Position (1)	December 31, 2014
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(41,402)	$2,375,489
At least 6 months but less than 12 months	(20,370)	520,721
At least 12 months but less than 2 years	(45,712)	1,620,834
2 years and over	(79,862)	1,124,871
Total	$(187,346)	$5,641,915
Equities
Less than 6 months	$(9,650)	$84,902
At least 6 months but less than 12 months	(16,580)	106,291
Total	$(26,230)	$191,193
____________

(1)	Excludes Life Funds Withheld Assets.

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at December 31, 2014:

Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (1)	December 31, 2014
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(16,031)	$472,162
At least 1 year but less than 5 years remaining (2)	(64,848)	2,232,750
At least 5 years but less than 10 years remaining (2)	(28,120)	706,693
At least 10 years but less than 20 years remaining (2)	(6,220)	123,444
At least 20 years or more remaining (2)	(4,713)	99,273
RMBS – Agency	(10,783)	647,187
RMBS – Non-Agency	(18,155)	248,078
CMBS	(5,262)	247,421
CDO	(27,169)	664,319
Other asset-backed securities (2)	(6,045)	200,588
Total	$(187,346)	$5,641,915
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Includes medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage are allocated based on contractual maturity.
Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs along with other available sources of liquidity, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 8, Note 6, “Investments,” to the Consolidated Financial Statements included herein.
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
At December 31, 2014, we had corporate securities with gross unrealized losses of $42.2 million. These securities included gross unrealized losses of $2.2 million, which had a fair value of $1.8 million and a cumulative fair value decline of greater than 50% of amortized cost.
At December 31, 2014, we had structured securities with gross unrealized losses of $18.2 million on non-Agency RMBS, $27.2 million on Core CDOs and $5.3 million on CMBS holdings. These securities included gross unrealized losses of $9.6 million, which had a fair value of $5.5 million and a cumulative fair value decline of greater than 50% of amortized cost. All of these are mortgage and asset-backed securities. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.
European Sovereign Debt Crisis (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the European Union (the E.U.) - particularly Greece, Italy, Ireland, Portugal and Spain (the “European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these sovereigns' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been greatly reduced.
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations which currently have a fair value of $144.5 million at December 31, 2014. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various alternative and private investment funds and medium term notes that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds and medium term notes will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our alternative and private fund managers have increased their exposure to these countries. We estimate that, as of December 31, 2014, our aggregate exposure to European Periphery Nations via our fund investments and medium term notes did not exceed $150 million on a net basis. The exposure was diversified across issues and instruments and across the five European Periphery Nations.
In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of our most significant reinsurance counterparties, see Item 8, Note 10, “Reinsurance,” to the Consolidated Financial Statements included herein. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.
Fair Value Measurements of Assets and Liabilities
As described in Item 8, Note 4, “Fair Value Measurements,” to the Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include an entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification.
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
Valuation Methodology of Level 3 Assets and Liabilities
See Item 8, Note 4, “Fair Value Measurements,” of the Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At December 31, 2014, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at December 31, 2014.
Fair Value of Level 3 Assets and Liabilities
At December 31, 2014, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2014	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,171,953	$—	—%
Corporate	8,778,373	5,894	0.1%
RMBS – Agency	3,728,576	1,910	0.1%
RMBS – Non-Agency	427,351	—	—%
CMBS	1,052,544	—	—%
CDO	692,034	687,958	99.4%
Other asset-backed securities	1,065,293	5,288	0.5%
U.S. States and political subdivisions of the States	2,021,272	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,240,073	—	—%
Total Fixed maturities, at fair value	$24,177,469	$701,050	2.9%
Equity securities, at fair value	868,292	—	—%
Short-term investments, at fair value	256,727	—	—%
Total investments available for sale	$25,302,488	$701,050	2.8%
Cash equivalents (1)	1,501,832	—	—%
Other investments (2)	894,057	185,083	20.7%
Other assets (3)	135,963	13,663	10.0%
Total assets carried at fair value	$27,834,340	$899,796	3.2%
Liabilities
Financial instruments sold, but not yet purchased (4)	$30,406	$—	—%
Other liabilities (5)	30,488	23,427	76.8%
Total liabilities carried at fair value	$60,894	$23,427	38.5%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 8, “Other Investments,” to the Consolidated Financial Statements included herein) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $354.4 million at December 31, 2014.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased, are included within “Payable for investments purchased” on the balance sheets.

(5)	Other liabilities include derivative instruments, reported on a gross basis.

At December 31, 2014, our Level 3 assets represented approximately 3.2% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 38.5% of liabilities that are measured at fair value but less than 1% of total liabilities at December 31, 2014.
Changes in the Fair Value of Level 3 Assets and Liabilities
See Item 8, Note 4, “Fair Value Measurements,” to the Consolidated Financial Statements included herein, for an analysis of the change in fair value of Level 3 Assets and Liabilities.
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
Gross unpaid losses and loss expenses totaled $19.4 billion and $20.5 billion at December 31, 2014 and 2013, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the year ended December 31, 2014:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2013	$20,481,065	$(3,414,735)	$17,066,330
Losses and loss expenses incurred	3,985,238	(726,843)	3,258,395
Losses and loss expenses paid/recovered	(4,499,644)	678,307	(3,821,337)
Foreign exchange and other	(613,416)	51,745	(561,671)
Balance at December 31, 2014	$19,353,243	$(3,411,526)	$15,941,717
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable,” and Item 8, Note 11, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	2014	2013
Reinsurance balances receivable	$153,613	$163,066
Reinsurance recoverable on future policy benefits (excluding balances related to the Life Retro Arrangements)	17,840	20,493
Reinsurance recoverable on unpaid losses and loss expenses	3,453,873	3,456,088
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(64,439)	(85,532)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,560,887	$3,554,115
We have credit risk should any of our reinsurers be unable or unwilling to settle balances, net of collateral, due. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.0 billion and $1.8 billion at December 31, 2014 and 2013, respectively, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us primarily because of disputes under reinsurance contracts and insolvencies. At December 31, 2014 and 2013, we had a reserve for potential non-recoveries from reinsurers of $64.4 million and $85.5 million, respectively.
At December 31, 2014 and 2013, approximately 93% and 90%, respectively, of the total unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral held, was due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable, net of collateral held, at December 31, 2014, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Co.	AA-/Stable	10.5%
Swiss Reinsurance Co.	AA-/Stable	8.8%
Transatlantic Reinsurance Co.	A+/Stable	8.1%
Swiss Re Europe S.A.	AA-/Stable	7.7%
Arch Reinsurance Co.	A+/Stable	6.3%
Lloyd's Syndicates	A+/Stable	5.1%
AXIS Reinsurance Co.	A+/Stable	4.6%
The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral, at December 31, 2014:

Reinsurer Financial Strength Rating	% of Total
AAA	0.1%
AA	42.0%
A	50.4%
BBB	0.4%
Captives	5.4%
Other	1.7%
Total	100.0%
In addition, under the terms of the transaction as described in Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein, the Company has reinsured $4.3 billion of its future policy benefit reserves. Based upon the contractual right of offset, future policy benefit reserves recoverable are netted against the funds withheld liability owing to GCLR. See Item 8, Note 14, “Funds Withheld on Life Retrocession Arrangements,” to the Consolidated Financial Statement included herein for further information.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.

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
Holding Company Liquidity
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Ireland's principal uses of liquidity are ordinary share-related transactions, including dividend payments to holders of its ordinary shares as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to XL-Ireland and certain corporate operating expenses. All of our outstanding debt securities were issued by XL-Cayman.
XL-Ireland's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included herein. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.
Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At December 31, 2014, XL-Ireland had $2.9 billion in distributable reserves.
At December 31, 2014, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $22.4 million and $0.9 billion, respectively, compared to $12.7 million and $1.6 billion, respectively, at December 31, 2013.
The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements included herein.
See also the Consolidated Statements of Cash Flows in Item 8, Financial Statements included herein.

Sources of Liquidity
At December 31, 2014, on a consolidated basis we had cash and cash equivalents of approximately $2.5 billion as compared to approximately $1.8 billion at December 31, 2013. We have three main sources of cash flows – those provided by operations, investing activities and financing activities:

Total cash provided by (used in): (U.S. dollars in thousands)	2014	2013	2012
Operating activities	$963,184	$779,977	$1,056,106
Investing activities	$1,711,621	$(1,197,862)	$(942,593)
Financing activities	$(1,863,708)	$(394,843)	$(1,344,753)
Effects of exchange rate changes on foreign currency cash	$(90,115)	$(4,818)	$24,493
Operating Cash Flows
Historically, cash receipts from operations that are typically derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities have generally provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL-Ireland. Cash receipts from operations are generally derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities in our P&C and Run-Off Life Operations. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.
During the year ended December 31, 2014, net cash flows provided by operating activities were $1.0 billion compared to net cash flows provided by operating activities of $0.8 billion for the same period in 2013. Although net income was lower during the year ended December 31, 2014, that decrease was more than offset by increases in other components of non-cash working capital resulting in higher net cash flows from operating activities for 2013.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash provided by investing activities was $1.7 billion in the year ended December 31, 2014 compared to net cash used of $1.2 billion for the same period in 2013. These cash flows were associated with the normal purchase and sale of portfolio investments. As further outlined in Item 8, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Consolidated Financial Statements included herein, the Company received sale proceeds of $570 million in cash during the year ended December 31, 2014.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 8, Note 6, “Investments – Pledged Assets,” to the Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At December 31, 2014 and 2013, we had $15.2 billion and $15.5 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary and preference share related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the year ended December 31, 2014, net cash flows used in financing activities were $1.9 billion compared to net cash used of $0.4 billion for the same period in 2013. During the years ended December 31, 2014 and 2013, financing cash flows were predominantly impacted by the repayment of debt in 2014, the issuance of debt in 2013, and share buybacks and the repayment of deposit liabilities in both years. For more information regarding our share buyback programs and debt activity during the years ended December 31, 2014 and 2013, see "Other Key Focuses of Management - Capital Management" included herein. The cash outflows associated with the repayment of deposit liabilities were primarily from a negotiated termination of one of our larger structured indemnity contracts, during the second quarter of 2014, together with normal course cashflows from the remaining deposit accounted transactions.
In addition, we maintain credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources
At December 31, 2014 and 2013, we had total shareholders’ equity of $11.4 billion and $11.3 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:
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
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	2014	2013
Non-controlling interests - Series D preference ordinary shares in XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares in XL-Cayman	999,500	999,500
Non-controlling interests - Other	57,515	7,165
Ordinary share capital	10,033,752	9,997,633
Total ordinary shares and non-controlling interests	$11,435,767	$11,349,298
Notes payable and debt	1,662,580	2,260,436
Total	$13,098,347	$13,609,734

Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	2014	2013
Ordinary shareholders’ equity – beginning of period	$9,997,633	$10,510,077
Net income (loss) attributable to ordinary shareholders	188,340	1,059,916
Share buybacks	(801,953)	(675,616)
Share issues	6,406	12,665
Ordinary share dividends	(172,080)	(162,043)
Change in accumulated other comprehensive income	747,801	(783,363)
Share based compensation and other	67,605	35,997
Ordinary shareholders’ equity – end of period	$10,033,752	$9,997,633
Debt
The following tables present our debt under outstanding securities and lenders’ commitments at December 31, 2014:

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolver	$1,000,000	$—	2018	$—	$—	$—	$—
2.30% Senior Notes	300,000	297,344	2018	—	—	300,000	—
5.75% Senior Notes	400,000	397,092	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,920	2024	—	—	—	350,000
6.25% Senior Notes	325,000	323,062	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,162	2043	—	—	—	300,000
Total	$2,675,000	$1,662,580		$—	$—	$300,000	$1,375,000
“In Use/Outstanding” data represent December 31, 2014 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included herein for further information.
At December 31, 2014, banks and investors provided us with $2.7 billion of debt capacity, of which $1.7 billion was utilized. This debt capacity consists of:

▪	a revolving credit facility of $1.0 billion; and

▪
senior unsecured notes of approximately $1.7 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At December 31, 2014, there were five outstanding issues of senior unsecured notes:

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

At December 31, 2014, $575 million of letters of credit were issued under the 2013 Citi Agreements (as defined below) and therefore this facility is not available for revolving credit loans.
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At December 31, 2014 and 2013, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively.
Letter of Credit Facilities and other sources of collateral
At December 31, 2014, we had eight letter of credit (“LOC”) facilities in place with total availability of $3.6 billion, of which $1.8 billion was utilized.

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Amount of Commitment Expiration by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$31,087	2018	$—	$—	$1,000,000	$—
LOC Facility (2)	1,000,000	772,681	2018	—	—	1,000,000	—
LOC Facility	600,000	278,789	Continuous	—	—	—	600,000
LOC Facility	250,000	133,004	Continuous	—	—	—	250,000
LOC Facility (3)	275,000	275,000	2015	275,000	—	—	—
LOC Facility (3)	200,000	200,000	2015	200,000	—	—	—
LOC Facility (3)	100,000	100,000	2016	—	100,000	—	—
LOC Facility	150,000	—	Continuous	—	—	—	150,000
Total LOC facilities	$3,575,000	$1,790,561		$475,000	$100,000	$2,000,000	$1,000,000

____________

(1)	This letter of credit facility includes $1.0 billion that is also included in the “5-year revolver” listed under Debt. See the discussion regarding the Syndicated Credit Agreements (defined below).

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)	We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.
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
On May 7, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto, and a continuing agreement for standby letters of credit with Citibank, N.A. On May 13, 2013 and May 15, 2013, XL-Cayman entered into a first amendment and a second amendment, respectively, to such credit agreement (as amended, the “May 2013 Credit Agreement”).

On August 6, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. On September 12, 2013, XL-Cayman entered into a first amendment to such credit agreement (as amended, the “August 2013 Credit Agreement”).
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
On December 30, 2014, we reduced the commitments available under a continuous letter of credit facility between XL Insurance (Bermuda) Ltd. and Citibank Europe plc from $750 million to $600 million simultaneous with XL Insurance (Bermuda) Ltd. entering into a continuous $150 million letter of credit facility with ING Bank N.V., London Branch.
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
Covenants
Our Credit Facilities contain a number of financial covenants that must be met and maintained and that, among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

▪	engage in mergers or consolidations;

▪	dispose of assets outside of the ordinary course of business;

▪	create liens on assets; and

▪	engage in certain transactions with affiliates.
The following outlines the covenant requirements and actual amounts as of December 31, 2014:

	Covenant Requirement	Actual Ratio or Balance	Margin of Compliance at December 31, 2014
Ratio of Total Funded Debt to Total Capitalization (1)	Less than 0.35 : 100	0.14 : 1.00	$2.4 billion
Maximum Secured Indebtedness (2)	Less than 20% of consolidated net worth	Nil	$2.0 billion
Consolidated Net Worth (3)	$6.8 billion	$10.0 billion	$3.2 billion
Financial Strength Ratings (4)	A– or better from A.M. Best	A (Stable)	Two notches
____________

(1)	The ratio of total funded debt to total capitalization must not be greater than 0.35:1.00. This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)
Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2014, such secured letter of credit facilities amounted to $1.19 billion.

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

(4)
Covenants require that none of XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe SE has a financial strength rating of less than “A –” from A.M. Best. At December 31, 2014, we were in compliance with such covenants.

As noted in the table above, at December 31, 2014, we were in compliance with all covenants by significant margins, and we currently remain in compliance.

Subsequent Events
Catlin Acquisition
On January 9, 2015, we entered into the Implementation Agreement with Catlin and Green Holdings, a direct, wholly-owned subsidiary of XL-Ireland. Under the terms of the Acquisition, Catlin shareholders will be entitled to receive 388 pence in cash and 0.130 ordinary shares of XL-Ireland, in exchange for each Catlin Share, subject to the proration and adjustment mechanisms set forth in the Implementation Agreement. On the basis of the closing price of an ordinary share of XL-Ireland on January 8, 2015 of $35.42, the Acquisition values Catlin at 693 pence per Catlin Share, representing a transaction equity value of approximately $4.1 billion. For further information on the Acquisition, see the Company's Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 3.02, 8.01 and 9.01.
On January 9, in connection with the Acquisition, XL-Cayman, as borrower, XL-Ireland, X.L. America, Inc., XLIB, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto entered into a senior unsecured 364-Day Bridge Loan Agreement providing for a £1.6 billion Bridge Facility. The proceeds of the Bridge Facility may be used to finance the payment of the cash consideration in connection with the Acquisition and to pay fees and expenses related thereto. For further information on the Bridge Facility, see the Company's Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 3.02, 8.01 and 9.01.
Sale of Strategic Operating Affiliate
On December 15, 2014, XL Re Ltd, an indirect wholly-owned subsidiary of the Company, and other shareholders of our affiliate, ARX entered into a Stock Purchase Agreement with Progressive to sell all of its shares in ARX to Progressive. XL Re's shares in ARX represented approximately 40% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. At December 31, 2014, the recorded value of XL Re's shares in ARX of $204.4 million was included within Investments in Affiliates.
The transaction is expected to close in the second quarter of 2015 and is subject to regulatory approvals and satisfaction of other closing conditions. XL Re anticipates proceeds of approximately $500 million related to the sale, which will be based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors.

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
Long-Term Contractual Obligations
The following table presents our long term contractual obligations and related payments at December 31, 2014, due by period. This table excludes further commitments of $220.1 million related to our investment funds and certain limited partnerships, and in use letter of credit facilities of $1.8 billion. See Item 8, Note 16, “Derivative Instruments,” Note 19, “Commitments and Contingencies,” and Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included herein, for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$1,675,000	$—	$—	$300,000	$1,375,000
Interest on long-term debt	1,134,710	89,295	178,590	171,032	695,793
Operating lease obligations	183,740	36,588	68,976	54,089	24,087
Capital lease obligations	75,377	11,800	24,493	25,733	13,351
Deposit liabilities (1)	1,862,358	186,916	172,576	191,576	1,311,290
Future policy benefits (2)	6,299,783	381,872	742,792	719,662	4,455,457
Unpaid losses and loss expenses – P&C (3)	19,691,422	4,669,073	5,891,641	3,270,233	5,860,475
Total	$30,922,390	$5,375,544	$7,079,068	$4,732,325	$13,735,453
____________

(1)
Deposit liabilities were $1.2 billion on our Consolidated Balance Sheet at December 31, 2014. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from our estimate. See Item 8, Note 12, “Deposit Liabilities,” to the Consolidated Financial Statements included herein, for further information.

(2)
Future policy benefit reserves related to Life operations were $4.7 billion on our Consolidated Balance Sheet at December 31, 2014. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from our estimated amounts.

(3)
The unpaid loss and loss expenses were $19.4 billion on our Consolidated Balance Sheet at December 31, 2014. The difference from the amount included above relates to the discount on payments due in the future for certain workers compensation lines and certain U.K. motor liability claims. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business, see “Critical Accounting Policies and Estimates” above. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, our liquidity requirements are supported by having revolving lines of credit facilities available to us and significant reinsurance programs, in addition to our general high grade fixed income investment portfolio.

Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements
At times, we have utilized VIEs both indirectly and directly in the ordinary course of our business as a means of accessing contingent capital. We have utilized unconsolidated entities in the formation of contingent capital facilities. See Item 8, Note 18, “Variable Interest Entities,” to the Consolidated Financial Statements included herein, for further discussion.
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
As described in Item 8, Note 3, "Sale of Life Reinsurance Subsidiary," and Note 6, “Investments,” to the Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our Investment Policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our comprehensive framework of investment decision authorities ("Authorities Framework"). Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 8, Note 16, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
Interest Rate Risk (Excluding Life Funds Withheld Assets)
Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our Strategic Asset Allocation ("SAA") process by specifying a SAA benchmark relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management's risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate. We may utilize derivative instruments via an interest rate overlay strategy to manage or optimize our duration and curve exposures.
In addition, while our debt is not carried at fair value and not adjusted for market changes, changes in market interest rates could have an impact on debt values at the time of any refinancing.
At December 31, 2014 and 2013, bond index futures outstanding had a net long position of $410.2 million and a net short position of $8.5 million, respectively, and stock index futures outstanding had net long positions of $3.8 million and $27.3 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at December 31, 2014 and 2013:

(Foreign Currency in Millions)	2014	2013
Euro	129.7	88.7
U.K. Sterling	139.4	47.3
Swiss Franc	155.7	107.9
Canadian Dollar	190.4	133.8
Subsequent Events
On January 9, 2015, the Company entered into contingent deliverable foreign exchange forward contracts with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of these is to mitigate risk of foreign currency exposure related to the pending Acquisition, and in general these transactions will terminate without any payments due by any of the parties if the Acquisition does not close on or before October 9, 2015.
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.5 years at December 31, 2014.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) at December 31, 2014:

Percentage of Aggregated Fixed Income Portfolio (1)(2)
AAA	44.1%
AA	20.4%
A	23.6%
BBB	8.9%
BB or Below	3.0%
NR	—%
Total	100.0%

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
At December 31, 2014, the average credit quality of our aggregate fixed income investment portfolio was “ Aa3(AA-) " compared to “Aa3/AA-” at December 31, 2013. Our $10.2 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $8.9 billion portfolio of corporates was rated “A", and our $7.0 billion structured securities portfolio was rated "AA+".

We are closely monitoring our corporate financial bond holdings given the events of the past six years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our AFS investment portfolio holdings at December 31, 2014, representing both amortized cost and net unrealized gains (losses):

	December 31, 2014
Issuer (by Global Ultimate Parent) (1)(2) (U.S. dollars in millions)	Weighted Average Credit Quality (3)	Amortized Cost	Unrealized Gain/ (Loss)
WELLS FARGO & COMPANY	A+	$173.4	$6.1
CITIGROUP INC.	A-	148.7	6.0
JPMORGAN CHASE & CO.	A	147.2	5.5
RABOBANK NEDERLAND NV	AA-	129.8	5.0
BANK OF AMERICA CORPORATION	BBB+	127.4	3.2
THE GOLDMAN SACHS GROUP, INC.	A-	112.9	6.2
WESTPAC BANKING CORPORATION	AA	88.1	3.3
THE PNC FINANCIAL SERVICES GROUP, INC.	A	84.7	1.4
UBS GROUP AG	AA	83.3	3.1
LLOYDS BANKING GROUP PLC	AA+	83.1	4.5
COMMONWEALTH BANK OF AUSTRALIA	AA+	81.2	2.3
THE BANK OF NOVA SCOTIA	AA	80.1	0.8
BERKSHIRE HATHAWAY INC.	AA-	79.7	2.2
MORGAN STANLEY	A-	78.6	1.4
HSBC HOLDINGS PLC	A+	76.0	1.2
BB&T CORPORATION	A	73.3	0.4
BNP PARIBAS	A+	73.1	1.6
U.S. BANCORP	A+	67.2	0.5
BANK OF MONTREAL	AA	67.0	0.9
NATIONAL AUSTRALIA BANK LIMITED	AA	66.2	2.2
ING GROEP N.V.	AA-	58.5	2.3
GOVERNMENT OF NETHERLANDS (ABN AMRO)	AAA	54.7	3.9
AMERICAN EXPRESS COMPANY	A	52.8	1.7
NATIONAL BANK OF CANADA	AA+	51.2	1.2
____________

(1)	Includes Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

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

At December 31, 2014, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.5% of the aggregate fixed income portfolio and approximately 13.3% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure as of December 31, 2014 to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)(2)	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	0.7%
CITIGROUP INC.	0.6%
JPMORGAN CHASE & CO.	0.6%
RABOBANK NEDERLAND NV	0.5%
BANK OF AMERICA CORPORATION	0.5%
THE GOLDMAN SACHS GROUP, INC.	0.4%
WESTPAC BANKING CORPORATION	0.3%
THE PNC FINANCIAL SERVICES GROUP, INC.	0.3%
UBS GROUP AG	0.3%
LLOYDS BANKING GROUP PLC	0.3%
____________

(1)	Corporate issuers include Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.
At December 31, 2014, the top 5 corporate sector exposures listed below represented 26.2% of the aggregate fixed income investment portfolio and 76.6% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (2)	$2,772.3	10.7%
Consumer, non-Cyclical	1,741.5	6.7%
Consumer, Cyclical	827.5	3.2%
Industrial	759.9	2.9%
Energy	708.7	2.7%
Total	$6,809.9	26.2%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown at December 31, 2014 of the $7.0 billion structured securities portfolio, of which 85.5% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
Agency RMBS	$3,728.6	53.6%
Other ABS (2)	1,065.3	15.3%
CMBS	1,052.5	15.1%
Core CDO (non-ABS CDOs and CLOs)	692.0	9.9%
Non-Agency RMBS	427.4	6.1%
Total	$6,965.8	100.0%
____________

(1)	Excludes Life Funds Withheld Assets

(2)	Includes Covered Bonds.
Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives can be purchased within our investment portfolio. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 8, Note 16, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At December 31, 2014, our equity portfolio was approximately $789.1 million as compared to $952.8 million at December 31, 2013. This excludes fixed income fund investments of $79.2 million and $87.4 million at December 31, 2014 and 2013, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At December 31, 2014 and 2013, our direct allocation to equity securities was 2.4% and 2.6%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At December 31, 2014, our exposure to private investments, excluding unfunded commitments, was $325.2 million, representing 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $268.7 million at December 31, 2013.
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.7 billion representing approximately 5.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2014, as compared to December 31, 2013, when we had a total exposure of $1.5 billion representing approximately 4.2% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 8, Note 16, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at December 31, 2014 associated with an immediate and hypothetical: +100 bps increase in interest rates, a -10% decline in equity markets, a +100 bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at December 31, 2014, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
The estimated results at December 31, 2014 below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(986.0)	$(188.1)	$(961.2)	$(76.1)	$575.6
(I) Fixed Income Portfolio	(980.5)	—	(917.2)	(71.1)	591.0
(a) Cash & Short Term Investments	(26.3)	—	(6.8)	(0.4)	19.0
(b) Total Government Related	(405.7)	—	(257.7)	(9.5)	220.6
(c) Total Corporate Credit	(330.9)	—	(360.2)	(36.0)	248.2
(d) Total Structured Credit	(217.6)	—	(292.5)	(25.2)	128.0
(II) P&C Non-Fixed Income Portfolio	—	(188.1)	—	—	331.6
(e) Equity Portfolio	—	(80.6)	—	—	180.3
(f) Alternative Portfolio	—	(78.5)	—	—	134.3
(g) Private Investments	—	(29.0)	—	—	42.0
(h) Other	—	—	—	—	5.6
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at December 31, 2014 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
Life Funds Withheld Assets
The table below shows the Life Funds Withheld Assets by credit rating in percentage terms at December 31, 2014:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	16.9%
AA	28.3%
A	30.0%
BBB	24.5%
BB or Below	0.3%
Total	100.0%
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

At December 31, 2014, the average credit quality of the Life Funds Withheld Assets was “A+".
At December 31, 2014, the top 5 corporate sector exposures listed below represented 47.4% of the Life Funds Withheld Assets.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$801.0	14.8%
Utilities	683.7	12.6%
Consumer, non-Cyclical	457.1	8.5%
Communications	364.6	6.7%
Industrial	261.1	4.8%
Total	$2,567.5	47.4%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP PLC
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2014 AND 2013

(U.S. dollars in thousands, except share data)	2014	2013
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $27,728,771; 2013, $27,111,874)	$29,359,034	$27,500,136
Equity securities, at fair value (cost: 2014, $763,833; 2013, $903,201)	868,292	1,040,237
Short-term investments, at fair value (amortized cost: 2014, $257,221; 2013, $455,470)	256,727	456,288
Total investments available for sale	$30,484,053	$28,996,661
Fixed maturities, trading at fair value (amortized cost: 2014, $1,180; 2013, nil)	1,171	—
Fixed maturities, held to maturity at amortized cost (fair value: 2014, nil; 2013, $3,131,235)	—	2,858,695
Investments in affiliates	1,637,620	1,370,943
Other investments	1,248,439	1,164,630
Total investments	$33,371,283	$34,390,929
Cash and cash equivalents	2,521,814	1,800,832
Accrued investment income	315,964	346,809
Deferred acquisition costs	354,533	670,659
Ceded unearned premiums	952,525	788,871
Premiums receivable	2,473,736	2,612,602
Reinsurance balances receivable	131,519	118,885
Unpaid losses and loss expenses recoverable	3,429,368	3,435,230
Receivable from investments sold	92,762	144,765
Goodwill and other intangible assets	447,952	411,611
Deferred tax asset	204,491	237,884
Other assets	750,872	693,810
Total assets	$45,046,819	$45,652,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$19,353,243	$20,481,065
Deposit liabilities	1,245,367	1,509,243
Future policy benefit reserves	4,707,199	4,803,816
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable: 2014, $4,265,678; 2013, nil)	1,155,016	—
Unearned premiums	3,973,132	3,846,526
Notes payable and debt	1,662,580	2,263,203
Reinsurance balances payable	493,230	302,399
Payable for investments purchased	42,291	60,162
Deferred tax liability	66,246	86,330
Other liabilities	912,748	950,845
Total liabilities	$33,611,052	$34,303,589
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2014, 255,182,955; 2013, 278,253,308)	$2,552	$2,783
Additional paid in capital	7,359,102	7,994,100
Accumulated other comprehensive income	1,484,458	736,657
Retained earnings	1,187,640	1,264,093
Shareholders’ equity attributable to XL Group plc	$10,033,752	$9,997,633
Non-controlling interest in equity of consolidated subsidiaries	1,402,015	1,351,665
Total shareholders’ equity	$11,435,767	$11,349,298
Total liabilities and shareholders’ equity	$45,046,819	$45,652,887
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands, except per share data)	2014	2013	2012
Revenues:
Net premiums earned	$5,895,070	$6,309,521	$6,090,437
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	789,050	957,716	1,012,348
Net investment income - Life Funds Withheld Assets	129,575	—	—
Total net investment income	$918,625	$957,716	$1,012,348
Realized investment gains (losses):
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	$158,733	$104,076	$94,807
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(33,508)	(10,266)	(54,301)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(2,234)	(6,033)	(26,408)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	5,067	—	—
OTTI on investments - Life Funds Withheld Assets	(20,587)	—	—
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	(9)	—	—
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	$107,462	$87,777	$14,098
Net realized and unrealized gains (losses) on derivative instruments	29,886	7,798	5,221
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(488,222)	—	—
Income (loss) from investment fund affiliates	95,816	138,391	58,504
Fee income and other	43,630	40,031	51,789
Total revenues	$6,602,267	$7,541,234	$7,232,397
Expenses:
Net losses and loss expenses incurred	$3,258,393	$3,731,464	$3,765,482
Claims and policy benefits	242,963	465,702	486,195
Acquisition costs	738,118	909,323	913,492
Operating expenses	1,341,315	1,213,178	1,173,955
Foreign exchange (gains) losses	(37,568)	(28,243)	10,545
Loss on sale of life reinsurance subsidiary	666,423	—	—
Interest expense	134,106	155,462	172,204
Total expenses	$6,343,750	$6,446,886	$6,521,873
Income (loss) before income tax and income (loss) from operating affiliates	258,517	1,094,348	710,524
Income (loss) from operating affiliates	107,218	119,804	53,887
Provision (benefit) for income tax	96,897	77,505	34,028
Net income (loss)	$268,838	$1,136,647	$730,383
Non-controlling interests	80,498	76,731	79,255
Net income (loss) attributable to ordinary shareholders	$188,340	$1,059,916	$651,128
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	267,103	287,801	307,372
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	271,527	292,069	310,282
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.71	$3.68	$2.12
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.69	$3.63	$2.10

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	2014	2013	2012
Net income (loss) attributable to ordinary shareholders	$188,340	$1,059,916	$651,128
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	434,051	(750,755)	834,601
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	424,861	—	—
Change in adjustments related to future policy benefit reserves, net of tax	(400,456)	(44,660)	—
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	274,083	—	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	35,143	26,637	46,162
Change in OTTI losses recognized in other comprehensive income, net of tax	13,143	32,181	67,280
Change in underfunded pension liability	(7,550)	7,653	(3,371)
Change in value of cash flow hedge	255	439	439
Foreign currency translation adjustments	(25,729)	(54,858)	(8,156)
Comprehensive income (loss)	$936,141	$276,553	$1,588,083
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	2014	2013	2012
Ordinary Shares:
Balance – beginning of year	$2,783	$2,987	$3,156
Issuance of ordinary shares	12	13	10
Buybacks of ordinary shares	(247)	(226)	(183)
Exercise of stock options	4	9	4
Balance – end of year	$2,552	$2,783	$2,987
Additional Paid in Capital:
Balance – beginning of year	$7,994,100	$8,584,752	$8,938,679
Issuance of ordinary shares	27	29	1,387
Buybacks of ordinary shares	(708,993)	(639,292)	(402,748)
Exercise of stock options	6,363	12,614	5,545
Share-based compensation expense	67,605	35,997	41,889
Balance – end of year	$7,359,102	$7,994,100	$8,584,752
Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$736,657	$1,520,020	$583,065
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	434,051	(750,755)	834,601
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	424,861	—	—
Change in adjustments related to future policy benefit reserves	(400,456)	(44,660)	—
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	274,083	—	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	35,143	26,637	46,162
Change in OTTI losses recognized in other comprehensive income, net of tax	13,143	32,181	67,280
Change in underfunded pension liability	(7,550)	7,653	(3,371)
Change in value of cash flow hedge	255	439	439
Foreign currency translation adjustments	(25,729)	(54,858)	(8,156)
Balance – end of year	$1,484,458	$736,657	$1,520,020
Retained Earnings (Deficit):
Balance – beginning of year	$1,264,093	$402,319	$(113,244)
Net income (loss) attributable to ordinary shareholders	188,340	1,059,916	651,128
Dividends on ordinary shares	(172,080)	(162,044)	(135,565)
Buybacks of ordinary shares	(92,713)	(36,098)	—
Balance – end of year	$1,187,640	$1,264,093	$402,319
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,351,665	$1,346,325	$1,344,472
Non-controlling interests – contributions	48,261	7,747	1,500
Non-controlling interests – distributions	(1,666)	(37)	—
Non-controlling interests	3,755	(500)	113
Non-controlling interest share in change in accumulated other comprehensive income (loss)	—	(29)	240
Non-controlling interests - deconsolidation	—	(1,841)	—
Balance – end of year	$1,402,015	$1,351,665	$1,346,325
Total Shareholders’ Equity	$11,435,767	$11,349,298	$11,856,403
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$268,838	$1,136,647	$730,383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(107,462)	(87,777)	(14,098)
Net realized and unrealized (gains) losses on derivative instruments	(29,886)	(7,798)	(5,221)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	488,222	—	—
Amortization of premiums (discounts) on fixed maturities	153,849	166,621	169,353
(Income) loss from investment and operating affiliates	(129,915)	(229,386)	(112,391)
Loss on sale of life reinsurance subsidiary	666,423	—	—
Share based compensation	81,287	46,489	47,472
Depreciation	56,118	56,229	57,280
Accretion of deposit liabilities	11,195	47,256	81,269
Changes in:
Unpaid losses and loss expenses	(427,528)	(88,636)	(287,972)
Future policy benefit reserves	(229,204)	(164,923)	(187,400)
Funds withheld on life retrocession arrangements, net	(218,144)	—	—
Unearned premiums	253,396	65,279	182,963
Premiums receivable	15,248	(27,334)	(127,633)
Unpaid losses and loss expenses recoverable	(44,688)	(36,897)	305,675
Ceded unearned premiums	(191,242)	(196,674)	14,923
Reinsurance balances receivable	(17,736)	(60,317)	162,280
Deferred acquisition costs	303,998	8,532	(649)
Reinsurance balances payable	160,916	161,132	48,159
Deferred tax asset – net	(33,735)	(29,230)	(28,556)
Derivatives	42,187	(22,324)	7,252
Other assets	33,344	(26,945)	20,924
Other liabilities	(147,744)	60,331	50,342
Other	5,447	9,702	(58,249)
Total adjustments	$694,346	$(356,670)	$325,723
Net cash provided by (used in) operating activities	$963,184	$779,977	$1,056,106
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$4,896,112	$4,341,429	$3,604,792
Proceeds from redemption of fixed maturities and short-term investments	3,601,793	4,008,333	4,579,651
Proceeds from sale of equity securities	571,410	245,538	221,617
Purchases of fixed maturities and short-term investments	(7,158,258)	(9,143,973)	(8,902,879)
Purchases of equity securities	(445,504)	(534,356)	(362,021)
Proceeds from sale of affiliates	240,785	190,954	133,375
Purchases of affiliates	(371,226)	(353,678)	(138,027)
Proceeds from sale of life reinsurance subsidiary	570,000	—	—
Other, net	(193,491)	47,891	(79,101)
Net cash provided by (used in) investing activities	$1,711,621	$(1,197,862)	$(942,593)
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	2014	2013	2012
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$6,367	$12,623	$5,413
Buybacks of ordinary shares	(801,953)	(675,617)	(402,930)
Dividends paid on ordinary shares	(169,620)	(160,155)	(134,799)
Distributions to non-controlling interests	(78,465)	(77,670)	(78,987)
Contributions from non-controlling interests	48,261	7,747	1,500
Proceeds from issuance of debt	—	592,615	—
Repayment of debt	(600,000)	—	(600,000)
Deposit liabilities	(268,298)	(94,386)	(134,950)
Net cash provided by (used in) financing activities	$(1,863,708)	$(394,843)	$(1,344,753)
Effects of exchange rate changes on foreign currency cash	(90,115)	(4,818)	24,493
Increase (decrease) in cash and cash equivalents	$720,982	$(817,546)	$(1,206,747)
Cash and cash equivalents – beginning of period	1,800,832	2,618,378	3,825,125
Cash and cash equivalents – end of period	$2,521,814	$1,800,832	$2,618,378

Net taxes paid	$20,168	$96,469	$34,465
Interest paid on notes payable and debt	$121,285	$97,125	$116,689
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. General
XL Group plc, through its operating subsidiaries (collectively the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 25 countries, through the Company's two business segments: Insurance and Reinsurance. These segments are further discussed in Note 5, “Segment Information.”
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
2. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To facilitate period-to-period comparisons, certain reclassifications have been made to prior year consolidated financial statement amounts to conform to the current year presentation. There was no effect on net income from this change in presentation.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
(c) Total Investments
Investments - Available For Sale
Investments that are considered available for sale (comprised of fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair values of fixed income securities are based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
Changes in the value of investments available for sale are reflected as unrealized gains or losses on investments, and are included in “accumulated other comprehensive income (loss)", on a net of tax basis.
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
Investments - Trading
Investments for which the company has elected the fair value option are classified as trading. Trading securities are carried at fair value with changes included in "Net realized gains (losses) on investments sold." Interest and dividend income from trading securities are included as a component of "Net investment income - Life Funds Withheld Assets" as all trading securities are held in support of the life retrocession arrangements. See Note 3, "Sale of Life Reinsurance Subsidiary," for information regarding the reinsurance arrangement.
Investments - Held to Maturity
Investments classified as held to maturity include securities for which the Company has the ability and intent to hold to maturity and are carried at amortized cost. For details see Note 6, “Investments.”
Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis
Designated investments that support the life retrocession arrangements written on a funds withheld basis ("Life Funds Withheld Assets") entered into in connection with the sale of our life reinsurance subsidiary are classified as either available for sale or trading. Investment results for these assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. See Note 3, "Sale of Life Reinsurance Subsidiary," for information regarding the reinsurance arrangement.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager, the general partner or the respective entity, recent financial information, available market data and, in certain cases, management judgment, if required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers; accordingly, these investments are generally classified as Level 2. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in “Accumulated other comprehensive income (loss).” Any unrealized loss in value considered by management to be other-than-temporary is charged to income in the period in which it is determined.
Overseas deposits include investments in private funds related to Lloyd’s syndicates in which the underlying instruments are primarily fixed maturities. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted balances held by Lloyd’s syndicates for solvency purposes which are primarily invested in cash and cash equivalents. Given the restricted nature of these balances, they are included in other investments on the balance sheets. Each of these investment types is considered a Level 2 valuation.
The Company historically participated in structured transactions that included cash loans supporting project finance transactions and providing liquidity facility financing to a structured project deal in 2009, and the Company also invested in a payment obligation with an insurance company. These transactions are carried at amortized cost. For further details see Note 4, “Fair Value Measurements,” and Note 8, “Other Investments.”
(d) Premiums and Acquisition Costs
Insurance premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
During the year ended December 31, 2014, the Company recorded $20 million, net of tax, to premiums earned and associated tax accruals, related to reinstatement premiums due under assumed reinsurance contracts arising from unpaid losses and loss expenses reported in a prior period. We evaluated the quantitative and qualitative aspects of this correction and concluded that the impact of recognizing it during the third quarter of 2014 was not material to the consolidated financial statements, nor is it material to previously issued consolidated financial statements in prior periods.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines. For further details on the factors considered in evaluation of OTTI see Note 6, “Investments.”
(h) Derivative Instruments
The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value. Except for the embedded derivative associated with the life retrocession agreement discussed above within (c) "Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis", the changes in fair value of derivatives are shown in the consolidated statements of income as “net realized and unrealized gains and losses on derivative instruments,” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is discussed below. Changes in fair value of derivatives may create volatility in the Company’s results of

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the consolidated balance sheets for derivative instruments executed with the same counterparty under the same netting arrangement to the extent that the Company intends to settle the amounts on a net basis.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

entity. Any hedge ineffectiveness is recorded immediately in current period earnings as “net realized and unrealized gains and losses on derivative instruments.”
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheets or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method,” the “Change in Fair Value Method,” the “Hypothetical Derivative Method” or the “Dollar Offset Method.”
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative is dedesignated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheets with changes in its fair value recognized in current period earnings through “net realized and unrealized gains and losses on derivative instruments.” When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheets at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.
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
(k) Goodwill, Intangibles and Other Long-Lived Assets
The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with GAAP authoritative guidance for goodwill and other intangible assets, the Company tests goodwill for potential impairment annually as of June 30, and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. For further details on the factors considered in the goodwill impairment evaluation see Note 9, “Goodwill and Other Intangible Assets.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The Company’s indefinite lived intangible assets consist primarily of acquired insurance and reinsurance licenses. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. In accordance with GAAP authoritative guidance for goodwill and other intangible assets, the Company tests non-amortized intangible assets for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Pursuant to the authoritative guidance, if the carrying value of a non-amortized intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings.
All of the Company’s depreciable or amortizable long-lived assets such as premises, equipment, agency relationships, and acquired or internally-developed software, are carried at net book value, and are depreciated or amortized on a straight-line basis over their estimated useful lives. The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. All of these assets are subject to impairment testing in accordance with authoritative guidance for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.
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
A VIE must be consolidated by its primary beneficiary, which is the variable interest holder that is determined to have the controlling financial interest in the entity. Based upon the nature of the VIE, this is either the entity that has both: a) the power to direct the VIE’s activities that most significantly impact its economic performance, and b) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to it; or it is the reporting entity that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Refer to Note 18, "Variable Interest Entities," for further discussion of the Company’s interests in VIEs.
(m) Non-controlling Interests
Non-controlling shareholders' interests are presented separately in the Company's Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity as required under GAAP. The net loss (income) attributable to non-controlling interests is presented separately in the Company's Consolidated Statements of Comprehensive Income. Refer to Note 18, “Variable Interest Entities,” and Note 20, “Share Capital,” for further discussion of non-controlling interests in the Company.
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
Certain workers’ compensation and certain U.K. bodily injury liabilities are considered fixed and determinable and are discounted.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
(q) Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The realizability of deferred tax assets is evaluated based upon management's assessment of taxable income in prior eligible carryback years, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies that would, if necessary, be implemented. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized.
The Company recognizes the tax benefit from an uncertain tax position taken only if it is more likely than not that the tax position will be sustained upon examination by the relevant tax authority, based on our interpretation of and judgment of the relevant tax law. The Company reviews its uncertain tax positions on a quarterly basis. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach, whereby the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement is recognized. The Company recognizes interest and penalties on underpaid tax as a component of income tax expense.
For the Company’s branch operations investment income is allocated and taxable in certain jurisdictions. The method of allocating this income may be different for tax reporting as compared to GAAP. The Company records the tax effects of this allocation entirely through operations.
(r) Stock Plans
At December 31, 2014, the Company had several stock-based performance incentive programs, which are described more fully in Note 20, “Share Capital.” Stock-based compensation issued under these plans generally has a life of not longer than ten years and vests as set forth at the time of grant. Awards currently vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
(t) Recent Accounting Pronouncements
In May 2011, the FASB issued an accounting standards update to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy, requiring quantitative and qualitative information to be disclosed related to: (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value, but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities, as well as instruments classified in shareholders’ equity. The Company adopted this guidance from January 1, 2012; however, it impacted disclosure only and did not have an impact on the Company’s financial condition, results of operations or cash flows. See Note 4, “Fair Value Measurements,” for these updated disclosures.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
In July 2013, the FASB issued an accounting standards update concerning the presentation of unrecognized tax benefits. The objective of the guidance is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company adopted this guidance from January 1, 2014. It did not have an impact on the Company’s financial condition, results of operations or cash flows.
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
In August 2014, the FASB issued an accounting standards update concerning the evaluation of an entity's ability to continue as a going concern. Under this new guidance, in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that it is probable that the plans will be implemented, and if implemented, it is probable that the plans will be effective. If conditions or events raise substantial doubt, the entity should disclose the conditions or events, management's evaluation of their significance in relation to the ability to meet its obligations, and management's plans to mitigate the conditions or events along with whether substantial doubt has been alleviated. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on its financial condition, results of operations or cash flows.
In November 2014, the FASB issued an accounting standards update which provides an acquired entity with the option to reflect assets and liabilities using its acquirer's accounting and reporting basis ("pushdown accounting") within its own separate financial statements. Under this new guidance, an acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in control event occurs (on a case by case basis if multiple). If the entity elects to apply pushdown accounting, it should disclose information that enables users of the financial statements to evaluate the effect of pushdown accounting. If pushdown accounting is not applied in the initial reporting period, an acquired entity will have the option to elect to apply it in a subsequent reporting period, however, such an election should be considered a change in

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

accounting principle. Once pushdown accounting is elected, that election is irrevocable. The guidance was effective upon issuance. Its adoption did not have an impact on the financial condition, results of operations or cash flows of the Company or its subsidiaries for the year ended December 31, 2014.

3. Sale of Life Reinsurance Subsidiary
On May 1, 2014, a wholly owned subsidiary of the Company, XL Insurance (Bermuda) Ltd (“XLIB”), entered into a sale and purchase agreement with GreyCastle Holdings Ltd. (“GreyCastle”) providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd ("XLLR"), (subsequent to the transaction, XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")), to GreyCastle for $570 million in cash. This transaction closed on May 30, 2014. As a result of the transaction, the Company ceded the majority of its life reinsurance business to GCLR via 100% quota share reinsurance (the "Life Retro Arrangements"). This transaction covers a substantial portion of our life reinsurance reserves. The Company ceased writing new life reinsurance contracts in 2009 and since that time has been managing the run-off of its life reinsurance operations ("Run-Off Life Operations").
The Run-Off Life Operations business, including the business subject to the transaction, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, the Company no longer considers the Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within “Corporate and Other.” See Note 5, "Segment Information" for further information. In addition, certain securities within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 6, "Investments," for further information.
All of the reclassified securities are included within Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
At May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of this transaction the Company retained approximately $0.4 billion of these reserves, and recorded a reinsurance recoverable from GCLR of $4.8 billion. Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable)" on the consolidated balance sheets. The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million.
At December 31, 2014, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.7 billion, of which the Company retained approximately $0.4 billion, after consideration of its future policy benefit reserves recoverable from GCLR of $4.3 billion. The net funds withheld liability included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" was $1.2 billion. The Company continued to own $5.4 billion of assets supporting the Life Retro Arrangements. See Note 14, “Funds Withheld on Life Retrocession Arrangements,” for further information about the net funds withheld liability.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The impact of the Life Retro Arrangements on the Company's results from the completion of the transaction on May 30, 2014 through December 31, 2014 was as follows:

Impact of Life Retro Arrangements	May 30 to December 31,
(U.S. dollars in thousands)	2014
Underwriting profit (loss) (1)	$11,649
Net investment income - Life Funds Withheld Assets	129,575
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	5,067
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(9)
OTTI on investments - Life Funds Withheld Assets	(20,587)
Exchange (gains) losses	10,099
Other income and expenses	(1,610)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(488,222)
Net income (loss)	$(354,038)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	274,083
Change in adjustments related to future policy benefit reserves, net of tax	74,009
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	17,595
Total changes to other comprehensive income as a result of Life Retro Arrangements	$365,687
Comprehensive income (loss) (1)	$11,649
____________

(1)
The underwriting profit of $11.6 million relates to a premium adjustment relating to the Life Retro Arrangements transaction which was completed on May 30, 2014. Excluding this transaction, the impact to comprehensive income relating to the Life Retro Arrangements was nil for the year ended December 31, 2014.

As shown in the table above, although the Company's net income (loss) is subject to variability related to the Life Retro Arrangements, there is no recurring net impact on the Company's future comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales on the Life Funds Withheld Assets subsequent to May 30, 2014.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

4. Fair Value Measurements
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at December 31, 2014 and 2013 by level within the fair value hierarchy. For further information, see Note 2 (b), “Significant Accounting Policies – Fair Value Measurements”:

December 31, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2014
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government - Related/Supported	$—	$2,171,953	$—	$—	$2,171,953
Corporate (1)	—	8,772,479	5,894	—	8,778,373
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	3,726,666	1,910	—	3,728,576
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	427,351	—	—	427,351
Commercial mortgage-backed securities (“CMBS”)	—	1,052,544	—	—	1,052,544
Collateralized debt obligations (“CDO”)	—	4,076	687,958	—	692,034
Other asset-backed securities (1)	—	1,060,005	5,288	—	1,065,293
U.S. States and political subdivisions of the States	—	2,021,272	—	—	2,021,272
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,240,073	—	—	4,240,073
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets, at fair value	$—	$23,476,419	$701,050	$—	$24,177,469
Equity securities, at fair value	502,284	366,008	—	—	868,292
Short-term investments, at fair value (1)(2)	—	256,727	—	—	256,727
Total investments AFS - Excluding Life Funds Withheld Assets	$502,284	$24,099,154	$701,050	$—	$25,302,488
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government - Related/Supported	—	18,724	—	—	18,724
Corporate (1)	—	2,817,980	—	—	2,817,980
RMBS - Agency	—	3,782	—	—	3,782
RMBS - Non-Agency	—	85,335	—	—	85,335
CMBS	—	193,167	—	—	193,167
Other asset-backed securities	—	273,541	—	—	273,541
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,789,036	—	—	1,789,036
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	—	5,181,565	—	—	5,181,565
Total investments - AFS, at fair value	502,284	29,280,719	701,050	—	30,484,053
Fixed maturities - Trading
Corporate (1)	—	1,171	—	—	1,171
Total fixed maturities - Trading, at fair value	—	1,171	—	—	1,171
Cash equivalents (3)	1,103,877	397,955	—	—	1,501,832
Cash equivalents - Life Funds Withheld Assets	460	132,738	—	—	133,198
Other investments (4)	—	708,974	185,083	—	894,057
Other assets (5)	—	122,996	13,663	(696)	135,963
Total assets accounted for at fair value	$1,606,621	$30,644,553	$899,796	$(696)	$33,150,274
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$450,831	$—	$—	$450,831
Financial instruments sold, but not yet purchased (7)	4,737	25,669	—	—	30,406
Other liabilities (5)	—	7,757	23,427	(696)	30,488
Total liabilities accounted for at fair value	$4,737	$484,257	$23,427	$(696)	$511,725

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

December 31, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$2,501,851	$—	$—	$2,501,851
Corporate (1)	—	11,094,257	31,573	—	11,125,830
RMBS – Agency	—	3,535,649	10,473	—	3,546,122
RMBS – Non-Agency	—	398,759	9	—	398,768
CMBS	—	1,234,262	12,533	—	1,246,795
CDO	—	7,060	710,253	—	717,313
Other asset-backed securities (1)	—	1,230,227	11,877	—	1,242,104
U.S. States and political subdivisions of the States	—	1,845,812	—	—	1,845,812
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,875,541	—	—	4,875,541
Total fixed maturities, at fair value	$—	$26,723,418	$776,718	$—	$27,500,136
Equity securities, at fair value	540,331	499,906	—	—	1,040,237
Short-term investments, at fair value (1)(2)	—	454,273	2,015	—	456,288
Total investments available for sale	$540,331	$27,677,597	$778,733	$—	$28,996,661
Cash equivalents (3)	834,514	226,636	—	—	1,061,150
Other investments (4)	—	757,110	113,472	—	870,582
Other assets (5)	—	27,487	—	(1,342)	26,145
Total assets accounted for at fair value	$1,374,845	$28,688,830	$892,205	$(1,342)	$30,954,538
Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$28,861	$—	$—	$28,861
Other liabilities (5)	—	76,375	29,110	(1,342)	104,143
Total liabilities accounted for at fair value	$—	$105,236	$29,110	$(1,342)	$133,004

____________

(1)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $79.9 million and $154.6 million and an amortized cost of $68.4 million and $147.7 million at December 31, 2014 and December 31, 2013, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(3)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(4)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $354.4 million at December 31, 2014 and $294.0 million at December 31, 2013, are carried at amortized cost. For further information, see Note 8, “Other Investments.”

(5)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid see Note 16, “Derivative Instruments."

(6)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related the Life Retro Arrangements described in Note 3, "Sale of Life Reinsurance Subsidiary", accrue to the benefit of GCLR.

(7)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheets.
(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the years ended December 31, 2014 and 2013 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2014 and 2013, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2014 and 2013. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2014
	Corporate	RMBS – Agency	RMBS – Non Agency	CMBS	CDO
Balance, beginning of period	$31,573	$10,473	$9	$12,533	$710,253
Realized gains (losses)	199	5	1	3	3,781
Movement in unrealized gains (losses)	(128)	(18)	1	(3)	11,604
Purchases and issuances	3,759	120	—	1,376	185,710
Sales	—	—	—	—	(48,313)
Settlements	(6,543)	(3,205)	(11)	(12,533)	(175,077)
Transfers into Level 3	766	—	—	—	—
Transfers out of Level 3	(23,732)	(5,465)	—	(1,376)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$5,894	$1,910	$—	$—	$687,958
Movement in total gains (losses) above relating to instruments still held at the reporting date	$60	$(12)	$—	$—	$14,432

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2014
	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$11,877	$—	$2,015	$113,472	$(29,110)
Realized gains (losses)	(7)	—	—	12,676	—
Movement in unrealized gains (losses)	65	—	(15)	538	19,346
Purchases and issuances	5,182	—	—	59,401	—
Sales	—	—	—	—	—
Settlements	(5,705)	—	(2,000)	(25,498)	—
Transfers into Level 3	—	—	—	24,494	—
Transfers out of Level 3	(6,124)	—	—		—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$5,288	$—	$—	$185,083	$(9,764)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$57	$—	$—	$13,212	$19,346

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2013
	Corporate	RMBS – Agency	RMBS – Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	4	10	(1)	3	4,364
Movement in unrealized gains (losses)	766	(23)	(1)	(68)	37,916
Purchases and issuances	10,691	—	3,326	—	136,035
Sales	(71)	(535)	—	—	(48,226)
Settlements	(7,274)	(3,349)	(105)	(12,749)	(121,572)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(2,641)	(17,635)	(3,326)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$31,573	$10,473	$9	$12,533	$710,253
Movement in total gains (losses) above relating to instruments still held at the reporting date	$845	$(27)	$(1)	$(65)	$39,259

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2013
	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	848	—	(17)	7,545	—
Movement in unrealized gains (losses)	1,691	—	15	4,095	7,137
Purchases and issuances	21,686	—	2,017	18,340	—
Sales	(15,711)	—	—	(1,237)	—
Settlements	(8,259)	—	—	(30,543)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$11,877	$—	$2,015	$113,472	$(29,110)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(515)	$—	$(2)	$10,750	$7,137
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(d) Other investments
Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features, see Note 8, “Other Investments,” for further details.
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
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2014 and 2013. All of these fair value estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

(U.S. dollars in thousands)	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$—	$—	$2,858,695	$3,131,235
Other investments – structured transactions and other	354,382	371,625	294,048	296,799
Financial Assets	$354,382	$371,625	$3,152,743	$3,428,034
Deposit liabilities	$1,245,367	$1,543,761	$1,509,243	$1,718,394
Notes payable and debt	1,662,580	1,897,854	2,263,203	2,429,412
Financial Liabilities	$2,907,947	$3,441,615	$3,772,446	$4,147,806
As described in Note 3, "Sale of Life Reinsurance Subsidiary," certain fixed maturities were reclassified from held to maturity to available for sale. See also Note 6, "Investments," for further information.
The Company historically participated in structured transactions. Remaining structured transactions include cash loans supporting project finance transactions, a liquidity facility financing provided to structured project deals and an investment in a

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 29.5 basis points and 56.7 basis points at December 31, 2014 and 2013, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," GCLR reinsures the majority of the Company's life reinsurance business through the Life Retro Arrangements. The Company no longer considers the Life Operations to be a separate operating segment and the results of the Run-Off Life Operations are reported within “Corporate and Other.” The Company’s general investment and financing operations are also reflected in Corporate and Other. The run-off business subject to the Life Retro Arrangements was, prior to June 30, 2014, reported within the Company’s Life operations segment. Prior period information has been recast to reflect the current presentation.
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

Year Ended December 31, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,976,011	$1,785,479	$7,761,490	$333,436	$8,094,926
Net premiums written	4,134,151	1,633,058	5,767,209	177,632	5,944,841
Net premiums earned	4,026,713	1,690,725	5,717,438	177,632	5,895,070
Net losses and loss expenses	2,543,108	715,285	3,258,393	242,963	3,501,356
Acquisition costs	393,319	330,684	724,003	14,115	738,118
Operating expenses (2)	865,592	193,404	1,058,996	10,693	1,069,689
Underwriting profit (loss)	$224,694	$451,352	$676,046	$(90,139)	$585,907
Net investment income - excluding Life Funds Withheld Assets (3)			574,458	146,558	721,016
Net investment income - Life Funds Withheld Assets				129,575	129,575
Net results from structured products (4)	43,710	10,499	54,209	—	54,209
Net fee income and other (5)	(10,051)	2,800	(7,251)	360	(6,891)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			119,366	3,625	122,991
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	(15,529)	(15,529)
Net realized and unrealized gains (losses) on derivative instruments			—	29,886	29,886
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(488,222)	(488,222)
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	203,034	203,034
Exchange (gains) losses			—	(37,568)	(37,568)
Corporate operating expenses			—	220,165	220,165
Contribution from P&C and Corporate and Other			1,416,828	(929,872)	486,956
Interest expense (7)				121,221	121,221
Non-controlling interests				80,498	80,498
Income tax expense				96,897	96,897
Net income (loss) attributable to ordinary shareholders					$188,340
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.2%	42.3%	57.0%
Underwriting expense ratio	31.2%	31.0%	31.2%
Combined ratio	94.4%	73.3%	88.2%

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $68.0 million and $12.9 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

Year Ended December 31, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate & Other (1)	Total
Gross premiums written	$5,523,181	$1,893,611	$7,416,792	$324,343	$7,741,135
Net premiums written	4,154,093	1,749,889	5,903,982	295,422	6,199,404
Net premiums earned	4,267,677	1,746,422	6,014,099	295,422	6,309,521
Net losses and loss expenses	2,829,999	901,465	3,731,464	465,702	4,197,166
Acquisition costs	529,270	353,388	882,658	26,665	909,323
Operating expenses (2)	782,677	166,238	948,915	8,926	957,841
Underwriting profit (loss)	$125,731	$325,331	$451,062	$(205,871)	$245,191
Net investment income (3)			599,144	286,645	885,789
Net results from structured products (4)	15,562	8,229	23,791	—	23,791
Net fee income and other (5)	(9,317)	2,320	(6,997)	1,305	(5,692)
Net realized gains (losses) on investments			85,792	1,985	87,777
Net realized and unrealized gains (losses) on derivative instruments			—	7,798	7,798
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	258,195	258,195
Exchange (gains) losses			—	(28,243)	(28,243)
Corporate operating expenses			—	209,454	209,454
Contribution from P&C and Corporate and Other			1,152,792	168,846	1,321,638
Interest expense (7)				107,486	107,486
Non-controlling interests				76,731	76,731
Income tax expense				77,505	77,505
Net income (loss) attributable to ordinary shareholders					$1,059,916
Ratios – P&C operations: (8)
Loss and loss expense ratio	66.3%	51.6%	62.0%
Underwriting expense ratio	30.8%	29.8%	30.5%
Combined ratio	97.1%	81.4%	92.5%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $71.9 million and $48.0 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Year Ended December 31, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,166,973	$2,008,157	$7,175,130	$355,753	$7,530,883
Net premiums written	4,072,511	1,884,508	5,957,019	324,432	6,281,451
Net premiums earned	3,924,636	1,841,342	5,765,978	324,459	6,090,437
Net losses and loss expenses	2,691,056	1,074,426	3,765,482	486,195	4,251,677
Acquisition costs	504,227	368,172	872,399	41,093	913,492
Operating expenses (2)	754,308	157,657	911,965	9,335	921,300
Underwriting profit (loss)	$(24,955)	$241,087	$216,132	$(212,164)	$3,968
Net investment income (3)			641,237	299,443	940,680
Net results from structured products (4)	20,978	(15,721)	5,257	—	5,257
Net fee income and other (5)	850	2,492	3,342	426	3,768
Net realized gains (losses) on investments			35,101	(21,003)	14,098
Net realized and unrealized gains (losses) on derivative instruments			—	5,221	5,221
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	112,391	112,391
Exchange (gains) losses			—	10,545	10,545
Corporate operating expenses			—	204,502	204,502
Contribution from P&C and Corporate and Other			901,069	(30,733)	870,336
Interest expense (7)				105,925	105,925
Non-controlling interests				79,255	79,255
Income tax expense				34,028	34,028
Net income (loss) attributable to ordinary shareholders					$651,128
Ratios – P&C operations: (8)
Loss and loss expense ratio	68.6%	58.4%	65.3%
Underwriting expense ratio	32.0%	28.5%	31.0%
Combined ratio	100.6%	86.9%	96.3%

____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses exclude Corporate operating expenses, shown separately.

(3)	Net investment income does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $71.7 million and $66.3 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following tables summarize the Company’s net premiums earned by line of business:

Year Ended December 31, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$1,075,420	$181,223	$—	$1,256,643
Casualty	1,422,684	300,223	—	1,722,907
Property catastrophe	—	433,602	—	433,602
Property	544,856	555,583	—	1,100,439
Marine, energy, aviation and satellite	—	95,745	—	95,745
Specialty	737,281	—	—	737,281
Other (1)	246,472	124,349	—	370,821
Total P&C Operations	$4,026,713	$1,690,725	$—	$5,717,438
Corporate and Other:
Run-Off Life Operations - Annuity	—	—	53,363	53,363
Run-Off Life Operations - Other Life	—	—	124,269	124,269
Total Corporate and Other	$—	$—	$177,632	$177,632
Total	$4,026,713	$1,690,725	$177,632	$5,895,070
Year Ended December 31, 2013
P&C Operations:
Professional	$1,370,196	$206,169	$—	$1,576,365
Casualty	1,389,851	312,156	—	1,702,007
Property catastrophe	—	492,568	—	492,568
Property	544,278	561,105	—	1,105,383
Marine, energy, aviation and satellite	—	94,797	—	94,797
Specialty	732,042	—	—	732,042
Other (1)	231,310	79,627	—	310,937
Total P&C Operations	$4,267,677	$1,746,422	$—	$6,014,099
Corporate and Other:
Run-Off Life Operations - Annuity	$—	$—	$122,715	$122,715
Run-Off Life Operations - Other Life	—	—	172,707	172,707
Total Corporate and Other	$—	$—	$295,422	$295,422
Total	$4,267,677	$1,746,422	$295,422	$6,309,521
Year Ended December 31, 2012
P&C Operations:
Professional	$1,350,319	$213,324	$—	$1,563,643
Casualty	1,165,753	311,166	—	1,476,919
Property catastrophe	—	463,975	—	463,975
Property	489,739	613,291	—	1,103,030
Marine, energy, aviation and satellite	—	147,362	—	147,362
Specialty	708,568	—	—	708,568
Other (1)	210,257	92,224	—	302,481
Total P&C Operations	$3,924,636	$1,841,342	$—	$5,765,978
Corporate and Other:
Run-Off Life Operations - Annuity	$—	$—	$126,912	$126,912
Run-Off Life Operations - Other Life	—	—	197,547	197,547
Total Corporate and Other	$—	$—	$324,459	$324,459
Total	$3,924,636	$1,841,342	$324,459	$6,090,437
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

(U.S. dollars in thousands)	2014	2013	2012
P&C Operations:
Bermuda	$636,109	$658,041	$644,566
United States	2,528,196	2,650,916	2,626,855
Europe	2,124,117	2,111,065	2,202,209
Other	478,787	483,960	483,389
Total P&C Operations	$5,767,209	$5,903,982	$5,957,019
Corporate and Other:
Bermuda	$91,979	$117,948	$129,997
Europe	85,653	177,474	194,435
Total Corporate and Other	$177,632	$295,422	$324,432
6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Income Securities
During the second quarter of 2014, fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity ("HTM") to AFS in conjunction with the sale of XLLR as discussed in Note 3, “Sale of Life Reinsurance Subsidiary.” Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million, net of tax, as a reduction of comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 22, "Accumulated Other Comprehensive Income (Loss)" for further information.
All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, disclosures within the financial statements and accompanying notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including OTTI recorded in accumulated other comprehensive income (“AOCI”) of the Company’s AFS and HTM investments at December 31, 2014 and 2013, were as follows:

		Included in AOCI
December 31, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported	$2,100,851	$77,889	$(6,787)	$2,171,953	$—
Corporate (2)	8,462,130	365,805	(49,562)	8,778,373	(3,309)
RMBS – Agency	3,625,171	114,188	(10,783)	3,728,576	—
RMBS – Non-Agency	404,398	41,108	(18,155)	427,351	(67,918)
CMBS	1,033,819	23,987	(5,262)	1,052,544	(2,033)
CDO	717,544	1,659	(27,169)	692,034	(1,663)
Other asset-backed securities (2)	1,028,528	42,810	(6,045)	1,065,293	(1,797)
U.S. States and political subdivisions of the States	1,892,566	129,910	(1,204)	2,021,272	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,162,425	139,484	(61,836)	4,240,073	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,427,432	$936,840	$(186,803)	$24,177,469	$(76,720)
Total short-term investments	257,221	49	(543)	256,727	—
Total equity securities	763,833	130,689	(26,230)	868,292	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$24,448,486	$1,067,578	$(213,576)	$25,302,488	$(76,720)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$14,866	$3,858	$—	$18,724	$—
Corporate	2,407,849	410,131	—	2,817,980	—
RMBS – Agency	3,301	481	—	3,782	—
RMBS – Non-Agency	71,075	14,260	—	85,335	—
CMBS	168,886	24,281	—	193,167	—
CDO	—	—	—	—	—
Other asset-backed securities	238,168	35,373	—	273,541	—
U.S. States and political subdivisions of the States	—	—	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,397,194	391,842	—	1,789,036	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,301,339	$880,226	$—	$5,181,565	$—
Total investments - AFS	$28,749,825	$1,947,804	$(213,576)	$30,484,053	$(76,720)
Total fixed maturities - HTM	$—	$—	$—	$—	$—

December 31, 2014 (U.S. dollars in thousands)				Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Corporate				1,180	1,171
Total investments - Trading - Life Funds Withheld Assets				$1,180	$1,171

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $79.9 million and an amortized cost of $68.4 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		Included in AOCI
December 31, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported	$2,484,193	$51,701	$(34,043)	$2,501,851	$—
Corporate (2)	10,802,332	433,097	(109,599)	11,125,830	(4,758)
RMBS – Agency	3,540,101	68,098	(62,077)	3,546,122	—
RMBS – Non-Agency	396,798	33,096	(31,126)	398,768	(74,528)
CMBS	1,223,313	39,255	(15,773)	1,246,795	(2,753)
CDO	754,414	5,833	(42,934)	717,313	(2,036)
Other asset-backed securities (2)	1,210,384	40,560	(8,840)	1,242,104	(2,807)
U.S. States and political subdivisions of the States	1,821,499	55,083	(30,770)	1,845,812	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,878,840	80,961	(84,260)	4,875,541	—
Total fixed maturities - AFS	$27,111,874	$807,684	$(419,422)	$27,500,136	$(86,882)
Total short-term investments	455,470	962	(144)	456,288	—
Total equity securities	903,201	154,506	(17,470)	1,040,237	—
Total investments - AFS	$28,470,545	$963,152	$(437,036)	$28,996,661	$(86,882)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported	$10,993	$629	$—	$11,622	$—
Corporate	1,386,863	113,179	(968)	1,499,074	—
RMBS – Non-Agency	66,987	4,985	—	71,972	—
CMBS	144,924	11,864	—	156,788	—
Other asset-backed securities	106,540	6,908	—	113,448	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,142,388	136,585	(642)	1,278,331	—
Total investments - HTM	$2,858,695	$274,150	$(1,610)	$3,131,235	$—

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $154.6 million and an amortized cost of $147.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

At December 31, 2014 and 2013, approximately 3.0% and 2.6%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 24.9% and 12.4% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, at December 31, 2014 and 2013, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at December 31, 2014 and 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS
Due less than one year	$1,972,224	$1,980,429	$2,052,251	$2,060,365
Due after 1 through 5 years	8,919,037	9,113,651	10,075,087	10,305,986
Due after 5 through 10 years	4,232,396	4,412,569	5,474,120	5,507,450
Due after 10 years	1,494,315	1,705,022	2,385,406	2,475,233
	$16,617,972	$17,211,671	$19,986,864	$20,349,034
RMBS – Agency	$3,625,171	$3,728,576	$3,540,101	$3,546,122
RMBS – Non-Agency	404,398	427,351	396,798	398,768
CMBS	1,033,819	1,052,544	1,223,313	1,246,795
CDO	717,544	692,034	754,414	717,313
Other asset-backed securities	1,028,528	1,065,293	1,210,384	1,242,104
Total mortgage and asset-backed securities	$6,809,460	$6,965,798	$7,125,010	$7,151,102
Total fixed maturities - AFS	$23,427,432	$24,177,469	$27,111,874	$27,500,136
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$117,048	$125,326	$—	$—
Due after 1 through 5 years	638,526	685,787	—	—
Due after 5 through 10 years	1,004,698	1,165,348	—	—
Due after 10 years	2,059,637	2,649,279	—	—
	$3,819,909	$4,625,740	$—	$—
RMBS – Agency	$3,301	$3,782	$—	$—
RMBS – Non-Agency	71,075	85,335	—	—
CMBS	168,886	193,167	—	—
CDO	—	—	—	—
Other asset-backed securities	238,168	273,541	—	—
Total mortgage and asset-backed securities	$481,430	$555,825	$—	$—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,301,339	$5,181,565	$—	$—
Total fixed maturities - AFS	$27,728,771	$29,359,034	$27,111,874	$27,500,136
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$—	$—	$—	$—
Due after 1 through 5 years	—	—	—	—
Due after 5 through 10 years	1,180	1,171	—	—
Due after 10 years	—	—	—	—
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,180	$1,171	$—	$—
Fixed maturities - HTM
Due less than one year	$—	$—	$65,651	$66,766
Due after 1 through 5 years	—	—	240,802	255,322
Due after 5 through 10 years	—	—	455,633	492,095
Due after 10 years	—	—	1,778,158	1,974,844
	$—	$—	$2,540,244	$2,789,027
RMBS – Non-Agency	—	—	66,987	71,972
CMBS	—	—	144,924	156,788
Other asset-backed securities	—	—	106,540	113,448
Total mortgage and asset-backed securities	$—	$—	$318,451	$342,208
Total fixed maturities - HTM	$—	$—	$2,858,695	$3,131,235

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At December 31, 2014 and 2013, the Company had $15.2 billion and $15.5 billion in pledged assets, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at December 31, 2014 and 2013 had been in a continual unrealized loss position:

December 31, 2014 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$251,091	$(1,196)	$342,890	$(5,603)
Corporate	1,337,470	(33,881)	424,221	(15,754)
RMBS – Agency	134,535	(220)	512,652	(10,563)
RMBS – Non-Agency	45,378	(1,358)	202,700	(16,797)
CMBS	78,356	(385)	169,065	(4,877)
CDO	249,803	(2,666)	414,516	(24,503)
Other asset-backed securities	143,044	(2,813)	57,544	(3,232)
U.S. States and political subdivisions of the States	32,187	(210)	63,695	(994)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	624,346	(19,043)	558,422	(43,251)
Total fixed maturities and short-term investments - AFS	$2,896,210	$(61,772)	$2,745,705	$(125,574)
Total equity securities	$191,193	$(26,230)	$—	$—
Total fixed maturities - HTM	$—	$—	$—	$—

December 31, 2013 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,333,704	$(30,474)	$44,158	$(3,614)
Corporate	2,756,235	(59,497)	513,106	(50,160)
RMBS – Agency	1,485,261	(50,362)	169,704	(11,715)
RMBS – Non-Agency	14,204	(604)	240,946	(30,522)
CMBS	432,820	(6,816)	107,192	(8,957)
CDO	58,239	(217)	574,613	(42,717)
Other asset-backed securities	196,639	(2,149)	96,528	(6,691)
U.S. States and political subdivisions of the States	463,974	(23,124)	64,324	(7,646)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	2,130,792	(56,866)	306,873	(27,435)
Total fixed maturities and short-term investments - AFS	$8,871,868	$(230,109)	$2,117,444	$(189,457)
Total equity securities	$155,453	$(17,470)	$—	$—
Fixed maturities -HTM
Corporate	$46,034	$(941)	$642	$(27)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	11,894	(642)
Total fixed maturities - HTM	$46,034	$(941)	$12,536	$(669)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The Company had gross unrealized losses totaling $213.6 million on 1,631 securities out of a total of 7,669 held at December 31, 2014 in its AFS Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At December 31, 2014, the AFS Excluding Life Funds Withheld Assets portfolio included structured credit securities with gross unrealized losses of $9.6 million, which had a fair value of $5.5 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities.
(c) Net Investment Income
Net investment income for the years ended December 31 is derived from the following sources:

(U.S. dollars in thousands)	2014	2013	2012
Fixed maturities, short term investments and cash equivalents - Excluding Life Funds Withheld Assets	$809,964	$982,275	$1,046,255
Fixed maturities, short term investments and cash equivalents - Life Funds Withheld Assets	129,575	—	—
Equity securities and other investments	42,252	35,388	29,807
Funds withheld	14,583	12,783	12,090
Total gross investment income	$996,374	$1,030,446	$1,088,152
Investment expenses	(77,749)	(72,730)	(75,804)
Total net investment income	$918,625	$957,716	$1,012,348

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(d) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses), the change in unrealized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments for the years ended December 31:

(U.S. dollars in thousands)	2014	2013	2012
Net realized gains (losses):
Fixed maturities, short term investments, cash and cash equivalents - Excluding Life Funds Withheld Assets:
Gross realized gains	$119,817	$129,479	$163,328
Gross realized losses on investments sold	(66,892)	(84,703)	(107,033)
OTTI on investments, net of amounts transferred to other comprehensive income	(12,341)	(16,282)	(74,245)
Net realized gains (losses)	$40,584	$28,494	$(17,950)
Equity securities:
Gross realized gains	$96,260	$29,402	$42,009
Gross realized losses on investments sold	(12,270)	(3,185)	(7,121)
OTTI on investments, net of amounts transferred to other comprehensive income	(10,944)	(17)	(3,746)
Net realized gains (losses)	$73,046	$26,200	$31,142
Other investments:
Gross realized gains	$31,830	$46,934	$11,610
Gross realized losses on investments sold	(10,011)	(13,851)	(7,983)
OTTI on investments, net of amounts transferred to other comprehensive income	(12,458)	—	(2,721)
Net realized gains (losses)	$9,361	$33,083	$906
Net realized gains (losses) on investments - Excluding Life Funds Withheld Assets	$122,991	$87,777	$14,098
Fixed maturities, short term investments, cash and cash equivalents - Life Funds Withheld Assets:
Gross realized gains	$7,926	$—	$—
Gross realized losses on investments sold	(2,859)	—	—
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(9)	—	—
OTTI on investments, net of amounts transferred to other comprehensive income	(20,587)	—	—
Net realized gains (losses) on investments - Life Funds Withheld Assets	$(15,529)	$—	$—
Net realized gains (losses) on investments	$107,462	$87,777	$14,098
Net realized and unrealized gains (losses) on investment related derivative instruments	$20,121	$6,367	$(1,228)
Net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments	$127,583	$94,144	$12,870
Change in unrealized gains (losses):
Fixed maturities – AFS - Excluding Life Funds Withheld Assets	$360,463	$(913,174)	$884,259
Fixed maturities - AFS - Life Funds Withheld Assets	880,226	—	—
Fixed maturities – HTM	(272,540)	(175,817)	221,647
Equity securities	(32,577)	105,163	44,361
Affiliates and other investments	35,143	26,636	46,163
Net change in unrealized gains (losses) on investments	$970,715	$(957,192)	$1,196,430
Total net realized gains (losses) on investments, net realized and unrealized gains (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$1,098,298	$(863,048)	$1,209,300
The significant components of the net impairment charges of $35.7 million for investments excluding Life Funds Withheld Assets for the year ended December 31, 2014 were:

▪	$12.5 million related to Other Investments.

▪	$10.9 million related to certain equities that were in a loss position for more than 11 months or impaired by more than 50%.

▪	$3.7 million related to change of intent to hold Corporate High Yield securities.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

▪
$4.3 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$4.2 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates or for the periods indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments (U.S. dollars in thousands)	2014	2013
Opening balance at beginning of indicated period	$174,805	$268,708
Credit loss impairment recognized in the current period on securities not previously impaired	3,907	806
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(42,671)	(92,167)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	4,185	11,182
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8,284)	(13,724)
Closing balance at end of indicated period	$131,942	$174,805
During the years ended December 31, 2014 and 2013, the $42.7 million and $92.2 million, respectively, credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $9.0 million and $66.1 million, respectively, of non-Agency RMBS.
7. Investments in Affiliates
The Company’s investment portfolio includes certain investments over which the Company is considered to have significant influence and which, therefore, are accounted for using the equity method. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company generally records its alternative and private investment fund affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. See Note 8, “Other Investments,” for information about investments in alternative and private equity funds in which the Company generally owns less than 3% and which the Company accounts for as “Other Investments.”
Investments in affiliates comprised the following at December 31, 2014 and 2013:

(U.S. dollars in thousands)	2014	2013
Investment fund affiliates	$1,219,138	$1,042,072
Operating affiliates	418,482	328,871
Total investment affiliates	$1,637,620	$1,370,943

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Year Ended December 31, 2014 (U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership
				Total Net Assets (Estimated) (1)
Alternative Funds (2):
Arbitrage	$134,400	$12,060	11.0%	$1,224,526
Directional	536,470	32,196	9.2%	5,865,247
Event Driven (3)	300,168	21,030	3.1%	9,703,973
Multi-Style	52,122	1,751	4.1%	1,278,410
Total alternative funds	$1,023,160	$67,037	5.7%	$18,072,156
Private Investment Funds (2):	195,978	28,779	17.7%	1,105,776
Total Investment Fund Affiliates	$1,219,138	$95,816	6.4%	$19,177,932
Year Ended December 31, 2013
Alternative Funds (2):
Arbitrage	$158,096	$4,358	3.7%	$4,328,748
Directional	434,652	42,492	8.3%	5,235,690
Event Driven (3)	274,380	61,551	2.9%	9,309,163
Multi-Style	374	48	15.5%	2,410
Total alternative funds	$867,502	$108,449	4.6%	$18,876,011
Private Investment Funds (2):	174,570	29,942	19.6%	890,815
Total Investment Fund Affiliates	$1,042,072	$138,391	5.3%	$19,766,826
____________

(1)	Total estimated net assets are generally as at November 30 for alternative fund affiliates and September 30 for private investment fund affiliates.

(2)	The Company generally records its alternative fund affiliates on a one-month lag and its private investment fund affiliates on a three-month lag.

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
The carrying value of the Company’s holdings in funds that are subject to lockups and/or that have gate provisions in their governing documents at December 31, 2014 and 2013 was $543.0 million and $488.5 million, respectively. The Company did not have any holdings in funds where a gate was imposed at December 31, 2014 or 2013.
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been “side-pocketed." At December 31, 2014 and 2013, the carrying value of our funds held in side-pockets was $22.2 million and $42.3 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
(b) Operating Affiliates
The Company has invested in investment and (re)insurance affiliates and investment management companies’ securities or other forms of ownership interests. Collectively, these investments are classified as “operating affiliates.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2014 (U.S. dollars in thousands)	XL Group Investment		Combined Investee Summarized Financial Data (Estimated) (1)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
Other strategic operating affiliates	$317,216	$50,132	$4,679,395	$3,691,173	$1,075,935	$152,122
Investment manager affiliates (2)	101,266	57,086	850,666	101,088	579,524	476,841
Total operating affiliates	$418,482	$107,218	$5,530,061	$3,792,261	$1,655,459	$628,963
Year ended December 31, 2013
Other strategic operating affiliates	266,796	41,160	2,646,987	1,888,879	902,522	125,625
Investment manager affiliates (2)	62,075	78,644	922,348	92,574	813,587	710,412
Total operating affiliates	$328,871	$119,804	$3,569,335	$1,981,453	$1,716,109	$836,037
____________

(1)	The Company generally records its operating affiliates on a three-month lag. Estimated assets and liabilities are generally at September 30, 2014 and 2013, respectively.

(2)	During the years ended December 31, 2014 and 2013, the Company received distributions from its Investment Manager Affiliates of approximately $60.3 million and $28.3 million, respectively.
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
Other Strategic Operating Affiliates
At December 31, 2014, the Company’s larger strategic operating affiliates included ARX Holding Corporation ("ARX") and Five Oaks Investment Corp ("Five Oaks"). The Company's investment in ARX was approximately 40% at December 31, 2014 and 2013, respectively.
On December 15, 2014, the Company announced it had entered into a Stock Purchase Agreement to sell its interests in ARX to The Progressive Corporation ("Progressive"). The transaction, which is expected to close in the second quarter of 2015, is subject to receipt of insurance regulatory approvals and satisfaction of other customary closing conditions. For further information, see Note 29, "Subsequent Events".
In May 2012, the Company invested $25.0 million to obtain an approximate 94% interest in Five Oaks, a newly formed private investment company. Five Oaks is a mortgage real estate investment trust that is focused on investing in, financing and managing a leveraged portfolio of agency and non-agency residential mortgage-backed securities, residential mortgage loans and other mortgage-related investments.
In March 2013, Five Oaks completed an initial public offering (“IPO”) of approximately 4.0 million of its common shares for gross proceeds of approximately $61.0 million and, concurrently with its IPO, Five Oaks sold to the Company an additional 1.67 million shares for $25.0 million in a private placement. Following these transactions, and the receipt of 8,175 shares distributed to the Company in respect of its investment in Oak Circle Capital Partners LLC (“Oak Circle”), the Company's ownership interest in Five Oaks was reduced to 43.8%, which no longer represented a controlling financial interest. Accordingly, the Five Oaks investment was deconsolidated by the Company at the closing date of the Five Oaks IPO. The investment is accounted for under the equity method and carried as a strategic operating affiliate at December 31, 2014. The Company generally records the income related to strategic operating affiliates on a three-month lag based upon the availability of the information provided by the investees. A loss of $1.5 million was recorded upon deconsolidation within Realized investment gains (losses) based upon the difference between the fair value of the Company's retained interest in Five Oaks subsequent to the additional share sales and the Company's carrying value of Five Oaks' net assets at the closing date of the Five Oaks IPO. In addition, in September 2012, the Company received warrants that were priced at the time of the IPO. The warrants allow the Company to purchase an additional 3.125 million shares at $15.75 per share, which would result in a total additional investment of $49.2 million by the Company should it exercise the warrants in full in the future. The warrants expire in September 2019.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

As a result of various public offerings which occurred during 2014, the Company's ownership interest in Five Oaks declined to 21.9% at December 31, 2014.
In March 2012, the Company purchased an equity interest in Oak Circle, the investment management company that provides portfolio management and other administrative services to Five Oaks. The Company's investment in Oak Circle is included in investment manager affiliates.
During 2013, the Company purchased an interest in one additional strategic operating affiliate for $30.0 million.
Investment Manager Affiliates
During the years ended December 31, 2014, 2013 and 2012, the Company’s larger investment manager affiliates included Highfields Capital, a global equity investment firm, Polar Capital, an investment firm offering traditional and alternative products, and HighVista Strategies, a diversified wealth management firm.
8. Other Investments
Contained within this asset class are equity interests in alternative and private investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to use the equity method of accounting. The Company accounts for such equity securities at estimated fair value with changes in fair value recorded through AOCI since it does not have significant influence over these entities. Also included within other investments are structured transactions that are carried at amortized cost.
Other investments comprised the following at December 31, 2014 and 2013:

Year ended December 31, (U.S. dollars in thousands)	2014	2013
Alternative Investment Funds:
Arbitrage	$179,821	$158,220
Directional	336,082	357,469
Event Driven	56,238	56,873
Multi-Style	68,706	72,625
Total alternative funds	$640,847	$645,187
Private investment funds	129,243	94,064
Overseas deposits	92,223	111,302
Structured transactions	350,563	294,048
Other	35,563	20,029
Total other investments	$1,248,439	$1,164,630
(a) Alternative and Private Investment Funds
At December 31, 2014 and 2013, the alternative fund portfolio, accounted for as other investments, employed four strategies and invested in 16 alternative funds. The Company is able to redeem the alternative funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.
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
The fair value of the Company’s holdings in funds that may be subject to lockups and/or that have gate provisions in their governing documents at December 31, 2014 and 2013 was $425.7 million and $360.6 million, respectively. The Company did not have any holdings in funds where a gate was imposed at December 31, 2014 or 2013.
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been “side-pocketed”. At December 31, 2014 and 2013, the fair value of our funds held in side-

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

pockets was $24.5 million and $24.1 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
An increase in market volatility and an increase in the volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in the value of the hedge funds in any given time period.
The following represents an analysis of the net realized gains for the indicated years ended December 31, and the net unrealized gains as of December 31, on the Company’s alternative investment funds and private equity funds:

Year ended December 31, (U.S. dollars in thousands)	Net Unrealized Gains (Losses)		Net Realized Gains (Losses)
	2014	2013	2014	2013	2012
Alternative investment funds	$188,674	$158,825	$6,685	$30,858	$(2,153)
Private investment funds	42,604	44,027	13,275	4,331	257
Total	$231,278	$202,852	$19,960	$35,189	$(1,896)
(b) Overseas Deposits
Overseas deposits include investments in private funds related to Lloyd’s syndicates in which the underlying instruments are primarily government and government-related/supported and corporate fixed income securities. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted cash and cash equivalent balances held by Lloyd’s syndicates for solvency purposes. Given the restricted nature of these cash balances, they are not included within the cash and cash equivalents category in the balance sheets.
(c) Structured Transactions
Project Finance Loans
The Company historically participated in structured transactions in project finance related areas under which the Company provided a cash loan supporting project finance transactions. These transactions are accounted for in accordance with guidance governing accounting by certain entities (including entities with trade receivables) that lend to or finance the activities of others under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheets at outstanding principal adjusted for any allowance for loan losses as considered necessary by management.
At December 31, 2014 and 2013, the remaining structured project finance loans had an aggregate outstanding principal of $0.4 million and $15.2 million and an aggregate carrying value of nil and $11.1 million, respectively.
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
In connection with the Facility, XLIB purchased a payment obligation (the “Obligation”) in an aggregate principal amount of $150.0 million from National Indemnity. The outstanding Obligation was recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and is being accreted to $150.0 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and was recorded in Other Assets. This difference, together with fees of $2.5 million, was amortized in relation to the earning of the underlying policies written.
Other Structured Transactions
On July 17, 2009, XLIB, a wholly-owned subsidiary of the Company, purchased notes with an aggregate face amount of $155.0 million. The carrying value of these notes at December 31, 2014 and 2013 was $136.0 million and $148.0 million, respectively. The issuer of the notes is a structured credit vehicle that holds corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities, among other assets. The notes, which are callable under certain criteria, have a final maturity of July 22, 2039. During the second quarter of 2014, the Company recorded losses of $12.5 million, due to other than temporary declines in value of this other investment.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

On October 29, 2014, XLIB, a wholly-owned subsidiary of the Company, purchased notes with an aggregate face amount of $81.9 million. The carrying value of these notes at December 31, 2014 was $77.8 million. The issuer of the notes is a structured credit vehicle that holds corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities, among other assets. The notes, which are callable under certain criteria, have a final maturity of November 3, 2039.
These structured transactions are not required to be measured at fair value under GAAP and, accordingly, they have been excluded from the fair value measurement disclosures. See Note 4, “Fair Value Measurements,” for details surrounding the estimated fair value of these investments.
See Note 19(b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.
9. Goodwill and Other Intangible Assets
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2011	$391,498	$15,366	$457	$407,321
Amortization	—	—	(178)	(178)
Foreign Currency Translation	1,384	—	—	1,384
Balance at December 31, 2012	$392,882	$15,366	$279	$408,527
Amortization	—	—	(279)	(279)
Foreign Currency Translation	3,363	—	—	3,363
Balance at December 31, 2013	$396,245	$15,366	$—	$411,611
Additions	25,159	—	18,500	43,659
Amortization	—	—	(1,850)	(1,850)
Foreign Currency Translation	(5,468)	—	—	(5,468)
Balance at December 31, 2014	$415,936	$15,366	$16,650	$447,952
At December 31, 2014 and 2013, the Company had goodwill of $415.9 million and $396.2 million, respectively, related to the Reinsurance segment. During the first quarter of 2014, Goodwill and Other Intangible Assets increased as a result of the completion of an acquisition. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets and liabilities at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill and intangible assets. The fair value of identifiable assets and liabilities acquired, as well as amounts recorded in the Company’s consolidated results since the acquisition date, are not material.
The estimated fair values of the Reinsurance Segment reporting units’ carried goodwill exceeded their estimated net book values at December 31, 2014, and therefore no impairments were recorded during 2014. At December 31, 2014 and 2013, the ending goodwill balance is comprised of gross goodwill of $1.8 billion, offset by accumulated impairment charges of $1.4 billion.
The Company tests goodwill for impairment on an annual basis, as of June 30, during the third quarter, and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the Reinsurance segment, in which all the Company's goodwill resides, a reporting unit is one level below the business segment, while for Insurance, the segment traditionally was also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to its estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business. The Company then compares this estimated fair value to the book value of the reporting units, which it derives by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies in the industry, from an operational and economic standpoint. If such individual reporting unit estimated fair values - combined with an estimate of an appropriate control premium - exceed their related individual reporting unit net book values, goodwill for those individual reporting units is not deemed to be impaired. A control premium represents the value an investor would pay above non-controlling interest transaction prices in order to obtain a controlling interest in the respective company.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
10. Reinsurance
The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers, and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements. Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally with a financial strength rating of “A” or better. The Company considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company’s general policy on a case-by-case basis. The effect of reinsurance and retrocessional activity on premiums written and earned from property and casualty operations is shown below:

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Direct	$5,450,868	$5,050,953	$4,733,516	$5,173,403	$4,966,207	$4,604,323
Assumed	2,310,621	2,365,839	2,441,612	2,343,329	2,363,261	2,393,490
Ceded	(1,994,280)	(1,512,810)	(1,218,109)	(1,799,294)	(1,315,369)	(1,231,835)
Net	$5,767,209	$5,903,982	$5,957,019	$5,717,438	$6,014,099	$5,765,978
The Company recorded reinsurance recoveries on losses and loss expenses incurred of $0.7 billion, $0.7 billion and $0.6 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2014	2013
P&C Operations	$3,411,526	$3,414,735
Corporate and Other	17,842	20,495
Total unpaid losses and loss expenses recoverable	$3,429,368	$3,435,230
At December 31, 2014 and 2013, the total reinsurance assets of $3.6 billion and $3.6 billion, respectively, included reinsurance receivables for paid losses and loss expenses of $131.5 million and $118.9 million, respectively, with $3.4 billion and $3.4 billion relating to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported for each year end. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and, while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.
At December 31, 2014 and 2013, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable was $64.4 million and $85.5 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.0 billion and $1.8 billion at December 31, 2014 and 2013, respectively, collateralizing reinsurance recoverables with respect to certain reinsurers.
Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The total allowance recorded relating to reinsurance recoverables was $42.3 million and $41.4 million at December 31, 2014 and 2013, respectively.
The Company uses an aging analysis to estimate uncollectible reinsurance balances receivable relating to paid losses in addition to recording allowances relating to any specific balances with known collectibility issues, irrespective of aging. The balances are aged from the date the expected recovery was billed to the reinsurer. Provisions are applied at specified percentages of the outstanding balances based upon the aging profile. Allowances otherwise required as a result of the aging process may not be recorded to the extent that specific facts and circumstances exist that lead management to believe that amounts will ultimately be collectible. The total allowance recorded relating to reinsurance balances receivable was $22.1 million and $44.2 million at December 31, 2014 and 2013, respectively.
At December 31, 2014, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
At December 31, 2014 and 2013, approximately 93% and 90%, respectively, of the total unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral held, outstanding was due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable, net of collateral held, at December 31, 2014, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Co.	AA-/Stable	10.5%
Swiss Reinsurance Co.	AA-/Stable	8.8%
Transatlantic Reinsurance Co.	A+/Stable	8.1%
Swiss Re Europe S.A.	AA-/Stable	7.7%
Arch Reinsurance Co.	A+/Stable	6.3%
Lloyd's Syndicates	A+/Stable	5.1%
AXIS Reinsurance Co.	A+/Stable	4.6%
The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral, at December 31, 2014:

Reinsurer Financial Strength Rating	% of Total
AAA	0.1%
AA	42.0%
A	50.4%
BBB	0.4%
Captives	5.4%
Other	1.7%
Total	100.0%
In addition, under the terms of the transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," the Company has reinsured $4.3 billion of its future policy benefit reserves. Based upon the contractual right of offset, future policy benefit reserves recoverable are netted against the funds withheld liability owing to GCLR. See Note 14, “Funds Withheld on Life Retrocession Arrangements,” for further information.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

11. Losses and Loss Expenses
Unpaid losses and loss expenses for the indicated years ended December 31 are comprised of:

(U.S. dollars in thousands)	2014	2013
Reserve for reported losses and loss expenses	$7,461,444	$8,149,501
Reserve for losses incurred but not reported	11,891,799	12,331,564
Unpaid losses and loss expenses	$19,353,243	$20,481,065
Net losses and loss expenses incurred for the years indicated are comprised of:

(U.S. dollars in thousands)	2014	2013	2012
Loss and loss expenses payments	$4,499,642	$4,496,802	$4,673,998
Change in unpaid losses and loss expenses	(514,406)	(71,901)	(297,660)
Change in unpaid losses and loss expenses recoverable	(48,536)	(24,774)	279,900
Paid loss recoveries	(678,307)	(668,663)	(890,756)
Net losses and loss expenses incurred	$3,258,393	$3,731,464	$3,765,482
The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2014	2013	2012
Unpaid losses and loss expenses at the beginning of the year	$20,481,065	$20,484,121	$20,613,901
Unpaid losses and loss expenses recoverable	3,414,735	3,361,703	3,629,940
Net unpaid losses and loss expenses at the beginning of the year	$17,066,330	$17,122,418	$16,983,961
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,513,469	4,021,353	4,081,376
Prior year	(255,076)	(289,889)	(315,894)
Total net incurred losses and loss expenses	$3,258,393	$3,731,464	$3,765,482
Exchange rate effects	(561,673)	40,587	156,217
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	381,008	425,254	416,844
Prior year	3,440,327	3,402,885	3,366,398
Total net paid losses	$3,821,335	$3,828,139	$3,783,242
Net unpaid losses and loss expenses at the end of the year	15,941,715	17,066,330	17,122,418
Unpaid losses and loss expenses recoverable	3,411,528	3,414,735	3,361,703
Unpaid losses and loss expenses at the end of the year	$19,353,243	$20,481,065	$20,484,121
(a) Prior year net losses incurred
The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in thousands)	2014	2013	2012
Insurance segment	$(99,762)	$(102,039)	$(140,066)
Reinsurance segment	(155,314)	(187,850)	(175,828)
Total	$(255,076)	$(289,889)	$(315,894)
The significant developments in prior year loss reserve estimates for each of the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Insurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2014	2013	2012
Property	$(57,470)	$(46,387)	$(46,735)
Casualty	38,413	(21,829)	(61,630)
Professional	17,094	75,045	(106,360)
Specialty	(82,756)	(140,740)	(61,755)
Other	(15,043)	31,872	136,414
Total	$(99,762)	$(102,039)	$(140,066)
Net favorable prior year development of $99.8 million for the Insurance segment for the year ended December 31, 2014 was attributable to the following:

•
For property lines, net prior year development was $57.5 million favorable driven by better than expected loss experience reported for the non-catastrophe exposures predominantly in the 2013 accident year. It was also driven by a reduction of $21.1 million in prior year catastrophe losses primarily in the 2011 accident year.

•
For casualty lines, net prior year development was $38.4 million unfavorable. This was driven by a strengthening of $34.9 million in the U.S. environmental portfolio, $33.3 million in the Lloyd’s middle market book and $26.4 million in the U.S. primary casualty lines mainly as a result of reflecting the worse than expected loss experience reported across the 2008 to 2013 accident years. These deteriorations were partially offset by releases of $28.1 million in the international primary casualty lines and $28.6 million in the excess casualty book driven by better than expected loss experience reported across the 2002 and prior accident years in the case of the former and in aggregate for the latter.

•
For professional lines, net prior year development was $17.1 million unfavorable predominantly as a result of worse than expected loss experience reported in the core U.S. book that drove a strengthening of $40.9 million. This strengthening was partially offset by release of $21.8 million in the core Bermuda book due mainly to better than expected loss experience reported across the 2010 and prior accident years in aggregate.

•
For specialty lines, net prior year development was $82.8 million favorable driven by a release of $61.9 million in the aerospace book due principally to better than expected loss experience reported across the 2012 and prior accident years. It was also driven by a release of $12.2 million in the discontinued international political risk portfolio arising predominantly from a review of the contracts remaining on risk, the contracts that have expired with no claims notified and the single open claim. In addition, our estimate of prior year catastrophe losses was reduced by $5.6 million related primarily to Hurricane Rita in the marine book.

•
For other lines, net prior year development was $15.0 million favorable driven by better than expected loss experience reported across various discontinued lines in aggregate including the favorable settlement of a 2003 claim.

Net favorable prior year reserve development of $102.0 million for the year ended December 31, 2013 was attributable to releases of $140.7 million in specialty, $46.4 million in property, $21.8 million in casualty, partially offset by a strengthening of $75.0 million in professional and $31.9 million in other. Specialty benefited from releases in aerospace, marine and specie, due primarily to reflecting the better than expected loss experience reported predominantly across the 2005 and later accident years, plus a reduction in the Bermuda discontinued political risk book as a result of a review of the open claims and remaining exposure. Better than expected loss experience reported for non-catastrophe exposures primarily in the 2012 accident year led to a release in property, while casualty benefited from better than expected loss experience in the excess casualty book, partially offset by adverse development in the U.S. environmental book and worse than expected loss experience in the Lloyd's middle market book. Worse than expected loss experience in the core U.S. and international professional books led to a strengthening of reserves in professional, as well as deterioration in the discontinued environmental book impacting casualty and the discontinued surety book in other lines.
Net favorable prior year reserve development of $140.1 million for the Insurance segment for the year ended December 31, 2012 was attributable to releases of $106.4 million in professional, $61.8 million in specialty, $61.6 million in casualty and $46.7 million in property, partially offset by a strengthening of $136.4 million in other. Professional benefited from releases in reserves for clash losses (which cover a number of substantially similar claims against multiple policyholders) totaling $120.8 million, partially offset by worse than expected loss experience reported in the design portfolio. Better than expected loss experience reported for the non-catastrophe exposures in the aerospace, specie, product recall and Lloyd’s discontinued political risk books led to the release in specialty, while property benefited from favorable reported loss activity

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

for both the catastrophe and non-catastrophe exposures. The release in casualty was mainly related to better than expected loss experience reported in both the primary and excess books, partially offset by adverse development in U.S. middle markets. Continued worse than expected loss experience reported in the excess and surplus lines, and adverse development in the programs and discontinued surety books drove the strengthening in other lines.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.
Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2014	2013	2012
Property and other short-tail lines	$(85,324)	$(136,912)	$(107,613)
Casualty and other	(69,990)	(50,938)	(68,215)
Total	$(155,314)	$(187,850)	$(175,828)
Net favorable prior year reserve development for the Reinsurance segment of $155.3 million for the year ended December 31, 2014 was attributable to the following:

•	Net favorable prior year development for the short-tailed lines totaled $85.3 million. Details of the significant components are as follows:

◦
For property catastrophe lines, net prior year development was $12.4 million unfavorable driven primarily by an increase on catastrophe losses in 2010 and 2013 being partially offset by reductions on other events and better than expected development on attritional losses in the Bermuda portfolio.

◦	For property other lines, net prior year development was $63.4 million favorable primarily due to better than expected development on attritional losses.

◦
For marine and aviation lines, net prior year development was $34.4 million favorable comprising of $37.7 million better than expected development on attritional losses mainly in the International portfolio, partially offset by $3.3 million unfavorable development on major catastrophe and large losses.

•	Net favorable prior year development for the long-tailed lines totaled $70.0 million. Details of the significant components are as follows:

◦
For casualty lines, net prior year development was $44.3 million favorable due to better than expected development on attritional losses mainly in Europe and North America portfolios being partially offset by an increase on large claims and worse than expected development on attritional losses in Latin America.

◦
For other lines, net prior year development was $25.7 million favorable comprising of $22.7 million better than expected development on attritional losses mainly in Bermuda and North America and a $3.0 million favorable development on major catastrophe and large losses.

Net favorable prior year reserve development of $187.9 million for the year ended December 31, 2013 was attributable to releases of $136.9 million for the short-tailed lines and $50.9 million for the long-tailed lines. The short-tailed lines benefited from $60.0 million in favorable property catastrophe development, $57.3 million in favorable property other lines releases and $19.6 million in favorable marine and aviation development. The release in long-tailed lines was due to $72.2 million in favorable casualty development partially offset by $21.3 million in unfavorable other lines development.
Net favorable prior year reserve development of $175.8 million for the year ended December 31, 2012 was attributable to releases of $107.6 million for the short-tailed lines and $68.2 million for the long-tailed lines. The short-tailed lines benefited from $16.5 million in favorable property catastrophe development, $49.0 million in favorable property other lines releases and $42.2 million in favorable marine and aviation development. The release in long-tailed lines was due to $60.3 million in favorable casualty development and an additional $7.9 million in favorable other lines development mainly driven by an $8.4 million release on the Structured Indemnity book.
The nature of the Company’s high excess of loss liability and catastrophe business can result in loss events that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for the Company. There is no assurance that conditions and trends that

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.
(b) Loss Reserve Discounting
Except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, the Company does not discount its unpaid losses and loss expenses.
The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% in 2014 and 2013. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. The workers' compensation unpaid losses and loss expenses, net of reinsurance, at December 31, 2014 and 2013 on an undiscounted basis were $566.2 million and $609.1 million, respectively. For those claims subject to tabular discounting, the corresponding undiscounted amounts, at December 31, 2014 and 2013, were $515.4 million and $551.6 million, respectively. The tabular discounted unpaid losses and loss expenses were $266.4 million and $274.6 million at December 31, 2014 and 2013, respectively.
The Company records a specific reserve allowance for Periodical Payment Orders (“PPO”) related to bodily injury liability claims. This allowance includes the unpaid losses for claims already settled and notified as PPO at December 31, 2014, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses was discounted using an interest rate of 1.5% at both December 31, 2014 and 2013. Unpaid losses and loss expenses, net of reinsurance, at December 31, 2014 and 2013 on an undiscounted basis were $249.8 million and $262.0 million, respectively. After discounting the future care element, the unpaid losses and loss expenses were $161.0 million and $165.7 million at December 31, 2014 and 2013, respectively. The decrease in net undiscounted unpaid losses and loss expenses between December 31, 2013 and December 31, 2014 is mainly due to foreign exchange rate movements.
(c) Discontinued Asbestos and Run-Off Environmental Related Claims
The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims. The Company’s reserving and exposures to environmental liability business currently written within the NAPC and IPC business groups are not included in this note, which only relates to specific discontinued and/or run-off coverages that were not originally written specifically to cover environmental hazards.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

A reconciliation of the opening and closing unpaid losses and loss expenses related to discontinued asbestos and run-off environmental exposure claims for the years indicated is as follows:

Year ended December 31, (U.S. dollars in thousands)	2014	2013	2012
Net unpaid losses and loss expenses at beginning of year	$80,435	$78,315	$77,778
Net incurred losses and loss expenses	8,903	6,257	6,558
Less net paid losses and loss expenses	7,922	4,137	6,021
Net increase (decrease) in unpaid losses and loss expenses	$981	$2,120	$537
Net unpaid losses and loss expenses at end of year	81,416	80,435	78,315
Unpaid losses and loss expenses recoverable at end of year	100,537	115,090	123,799
Gross unpaid losses and loss expenses at end of year	$181,953	$195,525	$202,114
Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $49.3 million, $48.6 million and $52.2 million at December 31, 2014, 2013 and 2012, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.
At December 31, 2014, the Company had 1,399 open claim files for potential discontinued asbestos claims exposures and 459 open claim files for potential run-off environmental claims exposures. Approximately 46%, 37% and 42% of the open claim files are due to precautionary claim notices in 2014, 2013 and 2012, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. The increase in open claim files during 2014 was largely due to internal changes in how claims reported in previous years were classified, which resulted in a higher number of precautionary claims opened during the year.
Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential discontinued asbestos and run-off environmental claims, including precautionary claims, is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2011	1,038	362
New claims reported in 2012	236	60
Claims resolved in 2012	(201)	(68)
Total number of claims outstanding at December 31, 2012	1,073	354
New claims reported in 2013	178	34
Claims resolved in 2013	(154)	(50)
Total number of claims outstanding at December 31, 2013	1,097	338
New claims reported in 2014	456	190
Claims resolved in 2014	(154)	(69)
Total number of claims outstanding at December 31, 2014	1,399	459
The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.
The estimation of loss and loss expense liabilities for discontinued asbestos and run-off environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to discontinued asbestos and run-off environmental exposures are less than 1% of the total net reserves at December 31, 2014 and 2013, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its discontinued asbestos and run-off environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

12. Deposit Liabilities
The Company has entered into certain insurance and reinsurance policies that transfer insufficient risk under GAAP to be accounted for as insurance or reinsurance transactions and are recognized as deposits. These structured property and casualty agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 6, “Investments,” for further information relating to the Company’s net investment income as well as realized and unrealized investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received.
At December 31, 2014 and 2013, total deposit liabilities were $1.2 billion and $1.5 billion, respectively. For the years ended December 31, 2014, 2013 and 2012, interest expense of $12.9 million, $48.0 million and $66.3 million, respectively, was recorded related to the accretion of deposit liabilities. During the second quarter of 2014, the Company negotiated the termination of one of its larger structured indemnity contracts and as a result a net decrease of $28.7 million was recorded to interest expense. See Note 16, “Derivative Instruments,” for further information.
13. Future Policy Benefit Reserves
Future policy benefit reserves are comprised of the following:

Year ended December 31 (U.S. dollars in thousands)	2014	2013
Traditional Life	$789,133	$827,341
Annuities	3,918,066	3,976,475
Total future policy benefit reserves	$4,707,199	$4,803,816
The Company entered into long duration contracts that subject the Company to mortality and morbidity risks and that were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. At December 31, 2014 and 2013, the average interest rate used for the determination of the future policy benefits for these contracts was 3.3% and 4.4%, respectively. Total future policy benefit reserves for the years ended December 31, 2014 and 2013 were $4.7 billion and $4.8 billion, respectively. The net decrease, during 2014, in the total future policy benefit reserves was from normal course releases on single premium annuities in line with the benefits paid and mortality of underlying policyholders, which has been partially offset by foreign exchange movements.
Under the terms of the transaction described in Note 3, "Sale of Life Reinsurance Subsidiary," the Company has reinsured $4.3 billion of its future policy benefit reserves. Based upon the contractual right of offset, future policy benefit reserves recoverable are netted against the funds withheld liability owing to GCLR. See Note 14, “Funds Withheld on Life Retrocession Arrangements,” for further information.
14. Funds Withheld on Life Retrocession Arrangements
Under the terms of the transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," the Company continues to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the contractual right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable)" on the consolidated balance sheets.
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) for the year ended December 31, 2014 are comprised of:

(U.S. dollars in thousands)	2014
Assets held on a funds withheld basis relating to the Life Retro Arrangements	$5,420,694
Reinsurance recoverable from GCLR	(4,265,678)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable)	$1,155,016

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

15. Notes Payable and Debt and Financing Arrangements
At December 31, the Company’s financing structure, which includes senior unsecured notes, bank and loan facilities available from a variety of sources, including commercial banks, and letter of credit facilities was as follows:

(U.S. dollars in thousands)	2014		2013
	Commitment/ Debt	In Use/ Outstanding (1)	Commitment/ Debt	In Use/ Outstanding (1)
Debt:
5-year revolver expiring 2018	$1,000,000	$—	$1,000,000	$—
5.25% Senior Notes due 2014	—	—	600,000	599,346
2.30% Senior Notes due 2018	300,000	297,344	300,000	296,683
5.75% Senior Notes due 2021	400,000	397,092	400,000	396,661
6.375% Senior Notes due 2024	350,000	348,920	350,000	348,811
6.25% Senior Notes due 2027	325,000	323,062	325,000	322,905
5.25% Senior Notes due 2043	300,000	296,162	300,000	296,030
Total debt	$2,675,000	$1,662,580	$3,275,000	$2,260,436
Adjustment to carrying value – impact of fair value hedges		—		2,767
Total debt carrying value	$2,675,000	$1,662,580	$3,275,000	$2,263,203
Letters of Credit:
Total letters of credit	$3,575,000	$1,790,561	$3,575,000	$1,895,425

____________

(1)	“In Use” and “Outstanding” data represent December 31, 2014 and 2013 accreted values.
(a) Notes Payable and Debt
All outstanding debt of the Company at December 31, 2014 and 2013, which is identified in the table above, was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Note 25, “Statutory Financial Data.”
On September 15, 2014, the $600 million principal amount outstanding on the 5.25% Senior Notes issued by XL-Cayman was repaid at maturity.
The Company was in compliance with all covenants by significant margins at December 31, 2014 and 2013, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at December 31 were as follows:

(U.S. dollars in thousands)	2014 (1)	2013 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities – commitments (3)	$3,575,000	$3,575,000
Available letter of credit facilities – in use	$1,790,561	$1,895,425
Collateralized by certain assets of the Company’s investment portfolio	66.2%	67.6%

____________

(1)	At December 31, 2014, there were eight available letter of credit facilities; at December 31, 2013, there were seven available letter of credit facilities.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(2)
At December 31, 2014 and 2013, the revolving credit available under the Syndicated Credit Agreements (as defined below) and under the December 9, 2011 unsecured credit agreement, respectively, was unutilized. The 2013 Citi Agreements (as defined below) provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $575 million. At December 31, 2014, $575 million of letters of credit were issued under the 2013 Citi Agreements and therefore such amount is not included here.

(3)
The Company has the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across such facilities. The Company also has the option to increase the maximum amount of the letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.

In November 2013, the Company (i) entered into two new credit agreements (together, the "Syndicated Credit Agreements"), which provided for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $2 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the secured credit agreements dated March 25, 2011 and December 9, 2011, and the unsecured credit agreement dated December 9, 2011, which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $3 billion.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for the issuance of letters of credit in an aggregate amount of up to $1 billion, and (ii) an unsecured credit agreement, which provides for the issuance of letters of credit and revolving credit loans in an aggregate amount of up to $1 billion. The Company has the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the Syndicated Credit Agreements.
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
On May 7, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto, and a continuing agreement for standby letters of credit with Citibank, N.A. On May 13, 2013 and May 15, 2013, XL-Cayman entered into a first amendment and second amendment, respectively, to such credit agreement (as amended, the “May 2013 Credit Agreement”).
On August 6, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. On September 12, 2013, XL-Cayman entered into a first amendment to such credit agreement (as amended, the “August 2013 Credit Agreement”).
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
Collectively, the 2013 Citi Agreements and the continuing agreements for standby letters of credit provide for the issuance of letters of credit and revolving credit loans in an aggregate amount of up to $575 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements with the lender's and issuing lender's consent.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

On December 30, 2014, XLIB reduced the commitments available under a continuous letter of credit facility between XL Insurance (Bermuda) Ltd. and Citibank Europe plc from $750 million to $600 million simultaneous with XL Insurance (Bermuda) Ltd. entering into a continuous $150 million letter of credit facility with ING Bank N.V., London Branch.
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
In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), which are described above, contain cross acceleration or cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and a maximum level of secured indebtedness that may be incurred in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities also contain minimum consolidated net worth covenants.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as “Net realized and unrealized gains (losses) on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Note 2(h), “Significant Accounting Policies – Derivative Instruments.” The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets at December 31, 2014 and 2013:

(U.S. dollars in thousands)	2014				2013
	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,300,609	$121,862	$302,211	$2,936	$1,005,610	$26,098	$2,572,227	$70,462
Total derivatives designated as hedging instruments	$2,300,609	$121,862	$302,211	$2,936	$1,005,610	$26,098	$2,572,227	$70,462
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$394,597	$206	$20,782	$51	$30,702	$266	$10,259	$8
Foreign exchange exposure	7,385	403	288,376	4,724	17,497	12	50,614	680
Credit exposure	2,408	165	14,270	9,836	—	—	340,020	15,128
Financial market exposure	46,145	360	33,670	34	58,232	1,111	14,821	77
Financial Operations Derivatives: (2)
Credit exposure	—	—	—	—	—	—	44,234	4,190
Other Non-Investment Derivatives:
Credit exposure	31,060	60	—	—	—	—	—	—
Guaranteed minimum income benefit contract	46,249	13,603	46,249	13,603	—	—	53,564	14,940
Modified coinsurance funds withheld contract (3)	64,947	—	5,401,278	—	66,369	—	—	—
Total derivatives not designated as hedging instruments	$592,791	$14,797	$5,804,625	$28,248	$172,800	$1,389	$513,512	$35,023
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis.

(2)	Financial operations derivatives represent interests in variable interest entities as described in Note 18, “Variable Interest Entities".

(3)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at December 31, 2014 is the cumulative net realized and unrealized loss on life retrocession embedded derivative of $450.8 million.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheets at December 31, 2014 and 2013:

				Gross Amounts Not Offset in the Balance Sheets
December 31, 2014 (U.S. dollars in thousands)	Gross Amounts Recognized in the Balance Sheets	Gross Amounts Offset in the Balance Sheets	Net Amounts in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$136,659	$696	$135,963	$—	$78,580	$57,383
Derivative Liabilities	$31,184	$696	$30,488	$—	$—	$30,488

December 31, 2013 (U.S. dollars in thousands)
Derivative Assets	$27,487	$1,342	$26,145	$—	$—	$26,145
Derivative Liabilities	$105,485	$1,342	$104,143	$—	$19,847	$84,296
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At December 31, 2014, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $78.6 million. At December 31, 2013, the Company paid cash collateral related to foreign currency derivative positions and certain other derivative positions of $19.8 million. The assets and liability related to the net collateral paid or held were recorded as Other assets and Other liabilities, respectively, within the balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the years indicated:

Derivatives Designated as Fair Value Hedges (U.S. dollars in thousands)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk
	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship – Gain/(Loss)
Year Ended December 31, 2014
Interest rate exposure	$—
Foreign exchange exposure	(15,663)
Total	$(15,663)	$—	$15,407	$(256)
Year Ended December 31, 2013
Interest rate exposure	$—
Foreign exchange exposure	(22,568)
Total	$(22,568)	$—	$23,065	$497
Year Ended December 31, 2012
Interest rate exposure	$1,813
Foreign exchange exposure	(24,183)
Total	$(22,370)	$(6,182)	$23,967	$(4,585)
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
The periodic coupon settlements also resulted in decreases to Interest expense of nil, nil and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated years ended December 31 as well as the remaining balance of fair value hedges and average years remaining to maturity are shown below:

Settlement of Fair Value Hedges – Summary (U.S. dollars in thousands, except years)	Fair Value Hedges – Notes Payable and Debt December 31,		Fair Value Hedges – Deposit Liabilities December 31,
	2014	2013	2014	2013
Cumulative reduction to interest expense	$21,624	$18,856	$95,333	$37,382
Remaining balance	$—	$2,767	$137,862	$195,814
Weighted average years remaining to maturity	0.0	0.7	23.2	22.7

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
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the year ended December 31, 2014 and 2013, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the year ended December 31, 2014 and 2013.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation – Summary (U.S. dollars in thousands)	2014	2013
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,384,508	$2,648,137
Derivative gains (losses) (1)	$120,643	$(27,392)

____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the years ended December 31, 2014, 2013 and 2012:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments (U.S. dollars in thousands)	2014	2013	2012
Investment Related Derivatives:
Interest rate exposure	$15,959	$5,065	$4,394
Foreign exchange exposure	3,351	(948)	(1,084)
Credit exposure	400	(4,052)	(7,611)
Financial market exposure	411	6,302	3,073
Financial Operations Derivatives:
Credit exposure	5,023	(2,437)	10,511
Other Non-Investment Derivatives:
Credit exposure	—	—	—
Guaranteed minimum income benefit contract	2,257	10,457	(2,906)
Modified coinsurance funds withheld contract	2,741	(7,086)	3,429
Total derivatives not designated as hedging instruments	$30,142	$7,301	$9,806
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(256)	497	(4,585)
Net realized and unrealized gains (losses) on derivative instruments	$29,886	$7,798	$5,221
Net realized and unrealized gains (losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(488,222)	$—	$—
The Company’s objectives in using these derivatives are explained below.
(d)(i) Investment Related Derivatives
The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, commodity contracts, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for investment purposes. When using cleared (exchange traded) derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's future commissions merchant. When using uncleared (over-the-counter) derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties under any derivative contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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
(d)(ii) Financial Operations Derivatives – Credit Exposure
At December 31, 2013, the Company held one financial operations credit derivative exposure, a European project finance loan participation that benefited from a deficiency guarantee from the German state and federal governments in the amount of 68%, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio.
During the fourth quarter of 2014, this credit derivative exposure was terminated. The Company has no continuing financial operations derivatives credit exposure.
(d)(iii) Other Non-Investment Derivatives
Other Non-Investment Derivatives - Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment-related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans which are securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At December 31, 2014, there was no reported event of default on this obligation. At December 31, 2014, the notional outstanding related to the derivative was $31.1 million and the Company had recorded a derivative asset of $0.1 million. During the year ended December 31, 2014, the Company recorded Net realized and unrealized gains of $0.1 million relating to this credit derivative. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
Guaranteed Minimum Income Benefit Contract
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
Modified Coinsurance Funds Withheld Contract
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Modified Coinsurance Funds Withheld Reinsurance Agreements - Life Retrocession Embedded Derivative
In addition, the Company has entered into Life Retro Arrangements as described in Note 2, "Significant Accounting Policies - (c) Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis" and " - (e) Reinsurance," and Note 3, "Sale of Life Reinsurance Subsidiary." The embedded derivative related to the Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.
The value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses subsequent to May 30, 2014 as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:
(U.S. dollars in thousands)	2014
Interest income	$(134,634)
Realized and unrealized gains (losses) on Life Funds Withheld Assets	(318,065)
Other	1,868
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(450,831)
Net adjustments related to future policy benefit reserves, net of tax	$(21,786)
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$(15,605)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(488,222)
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements at December 31 for the years indicated were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	2014	2013
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$5,770	$47,703
Collateral posted to counterparty	$—	$13,260
17. Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements at December 31, 2014 and 2013.
18. Variable Interest Entities
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
The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity's economic performance. For further details on the nature of the obligations and the size of the Company's maximum exposure, see Note 16, “Derivative Instruments,” and Note 19(h), “Commitments and Contingencies – Financial Guarantee Exposures.”

During the third quarter of 2013, the Company, along with other investors, formed a new Bermuda-based company, New Ocean Capital Management Limited (“New Ocean”), to act as an investment manager that focuses on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during the current year. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.2 million and $0.3 million at December 31, 2014 and December 31, 2013, respectively.
During the fourth quarter of 2013, the Company, along with other investors, formed a new Bermuda-based investment company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the year ended December 31, 2014, New Ocean FCFL invested in a special purpose reinsurer, Vector Reinsurance Ltd (“Vector Re”), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from XL subsidiaries. Underwriting administration and claims services are provided to Vector Re by XL under service fee contracts which management believes were negotiated at arm's-length, while investment advisory services are provided by New Ocean.
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and Vector Re. Accordingly, included in the consolidated financial statements of the Company are New Ocean FCFL's and Vector Re's total net assets of $93.9 million and $46.5 million at December 31, 2014 and December 31, 2013, respectively. The Company’s share of revenue and net income in these VIEs was not material to the Company for the twelve months ended December 31, 2014. All inter-company transactions between XL entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL and Vector Re recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $57.4 million and $6.9 million at December 31, 2014 and December 31, 2013, respectively.
During the second quarter of 2014, the Company formed another new Bermuda-based investment company, New Ocean Market Value Cat Fund, Ltd. ("New Ocean MVCFL"), which is also considered a VIE under GAAP. New Ocean MVCFL invests in insurance-linked securities, with a current primary focus on catastrophe bonds. An additional investor joined New Ocean MVCFL in the fourth quarter of 2014, but the Company still holds a majority equity interest which is considered to be the controlling financial interest. Accordingly, included in the consolidated financial statements of the Company are New Ocean MVCFL's total net assets of $46.1 million at December 31, 2014. The Company's share of revenue and net income in New Ocean MVCFL was not material for the twelve months ended December 31, 2014. The equity interest attributable to the third party investor in New Ocean MVCFL recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $1.0 million at December 31, 2014.
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
Reinsurance Assets
The Company’s reinsurance assets result from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. For further details regarding the Company’s reinsurance assets, see Note 10, “Reinsurance.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Fixed Income Portfolio
The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of the Company's shareholders’ equity at December 31, 2014 and 2013. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage back securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds.
Broker credit risk
In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2014, 2013 and 2012, P&C gross written premiums generated from or placed by the below companies individually accounted for more than 10% of the Company’s consolidated gross written premiums from P&C operations, as follows:

(Percentage of consolidated gross written premiums from P&C operations)	2014	2013	2012
AON Corporation and subsidiaries	18%	21%	22%
Marsh & McLennan Companies	20%	23%	21%
Willis Group and subsidiaries	11%	13%	11%
These brokers are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from P&C operations in any of the three years ended December 31, 2014, 2013 and 2012.
(b) Other Investments
The Company has committed to invest in several limited partnerships and provide liquidity financing to a structured investment vehicle. At December 31, 2014, the Company has commitments, which include potential additional add-on clauses, to invest an additional $107.3 million over a weighted average period of 7.7 years.
(c) Investments in Affiliates
The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. At December 31, 2014, the Company has commitments, which include potential additional add-on clauses, to invest an additional $112.8 million over a weighted average period of 6.9 years.
(d) Properties
The Company rents space for certain of its offices under leases that expire through 2031. Total rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $36.6 million, $38.7 million and $35.6 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2015	$36,949
2016	32,027
2017	28,933
2018	25,156
2019	24,086
2020-2031	73,269
Total minimum future rentals	$220,420

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $82.8 million and $94.4 million, and deferred a gain of $25.2 million and $28.7 million related to this lease at December 31, 2014 and 2013, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $191.4 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2015	$12,095
2016	12,398
2017	12,708
2018	13,025
2019	13,351
2020-2028	127,787
Total minimum future lease payments	$191,364
(e) Tax Matters
XL-Ireland is an Irish corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities that constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986 ("IRS Code"), regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such businesses were considered to be attributable to a “permanent establishment” in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on their respective taxable income that is effectively connected with their U.S. trade or business plus an additional “branch profits” tax (at a rate as high as 30%) on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.
(f) Letters of Credit
At December 31, 2014 and 2013, $1.8 billion and $1.9 billion of letters of credit were outstanding, of which 66.2% and 67.6%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at December 31, 2014.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at December 31, 2014, no such disclosures were considered necessary.
(h) Financial Guarantee Exposures
A summary of the Company's outstanding financial guarantee exposures for the years indicated is as follows:

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	2014	2013
Opening number of financial guarantee contracts	3	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	(1)	(1)
Closing number of financial guarantee contracts	2	3
Principal outstanding	$80,813	$108,255
Interest outstanding	$—	$—
Aggregate exposure outstanding	$80,813	$108,255
Total gross claim liability recorded	$—	$—
Total unearned premiums and fees recorded	$—	$134
Weighted average contractual term to maturity in years	25.2	26.0
The Company's outstanding financial guarantee contracts at December 31, 2014 provide credit support for a variety of collateral types with the exposures comprised of a $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials. At December 31, 2014, there were no reported events of default on these obligations.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.
20. Share Capital
(a) Authorized and Issued
The authorized share capital of XL-Ireland is $9,999,900 and €40,000, divided into: (i) 500,000,000 ordinary shares, par value $0.01 each, (ii) 499,990,000 undesignated shares, par value $0.01, each and (iii) 40,000 subscriber shares, par value €1 each. Holders of ordinary shares are entitled to one vote for each share.
Ordinary Shares
The following table is a summary of ordinary shares issued and outstanding:

(in thousands)	2014	2013
Balance – beginning of year	278,253	298,682
Exercise of options	424	927
Net issuance of restricted shares	1,246	1,240
Share buybacks (1)	(24,740)	(22,596)
Balance – end of year	255,183	278,253
____________

(1)
Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s equity compensation programs.

Ordinary Share Buybacks
On February 22, 2013, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of its ordinary shares (the “Share Buyback Program”). This authorization replaced the previous Program.
At December 31, 2013, $275.0 million remained available for purchase under the Share Buyback Program. On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program, authorizing

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase.
During the year ended December 31, 2014, the Company purchased and canceled 24.7 million shares for $800.0 million at an average price of $32.40 per share. At December 31, 2014, $267.6 million remained available for purchase under the February 2014 Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
(b) Non-controlling Interest in Equity of Consolidated Subsidiaries
All of the preferred shares discussed in this section were issued by XL-Cayman and do not represent share capital of XL-Ireland. XL-Ireland has no preferred shares outstanding and has never issued any preferred shares.
Series D Preference Ordinary Shares
On October 15, 2011, XL-Cayman issued $350 million Series D Preference Ordinary Shares. Dividends on the Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference. XL-Cayman used the consideration it received as partial funding for the repayment at maturity of the outstanding $600 million XLCFE Notes that were issued by XLCFE, with the balance available for general corporate purposes.
Series E Preference Ordinary Shares
On March 15, 2007, XL-Cayman issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference value of $1,000 per share (the “Series E preference ordinary shares”). XL-Cayman received net proceeds of approximately $983.8 million from the offering. The Series E preference ordinary shares are perpetual securities with no fixed maturity date and are not convertible. Dividends on the Series E preference ordinary shares are declared and paid semi-annually at a rate of $32.50 per share.
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
(d) Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Dividend yield	2.00%	2.00%	1.90%
Risk free interest rate	1.81%	1.14%	1.15%
Volatility	34.0%	37.0%	46.0%
Expected lives	6.0 years	6.0 years	6.0 years

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.
The following is a summary of the activity in the stock option plans for the indicated years ended December 31:

(In thousands except for weighted average grant date fair value)	2014	2013	2012
Options granted to purchase ordinary shares under directors and employees incentive compensation plans - in thousands	1,025	1,047	1,209
Weighted average grant date fair value	$8.60	$8.34	$7.65
Total intrinsic value of stock options exercised	$7,499	$16,076	$3,357
Options exercised during the year - in thousands	424	927	383
Compensation expense related to stock option plans	$9,961	$8,294	$7,716
Estimated tax benefit (charge) related to stock option plans	$(2)	$50	$26
The following is a summary of the stock options outstanding at December 31, 2014, and related activity for the year then ended:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding – beginning of year	11,123	$36.91	4.8 years	$74,927
Granted	1,025	30.42
Exercised	(424)	15.04
Canceled/Expired	(1,199)	78.46
Outstanding – end of year	10,525	$32.42	4.8 years	$86,690
Options exercisable	8,400	$33.53	3.9 years	$73,153
Available for grant (1)	10,316

(1) Available for grant includes shares that may be granted as either stock options, restricted stock, restricted stock units or performance units.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2014 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $10.4 million at December 31, 2014, which related to approximately 2.1 million options and is expected to be recognized over a weighted-average period of 1.3 years. The exercise price of the Company’s outstanding options granted is the market price of the Company’s ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 when the market price was $77.10.
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

A summary of the restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan for the indicated years ended December 31 is as follows:

(In thousands except for weighted average grant date fair value)	2014	2013	2012
Restricted ordinary shares granted	46	181	325
Weighted average grant date fair value	$31.86	$29.44	$20.92
Aggregate grant date fair value	$1,463	$5,325	$6,811
Compensation expense related to restricted stock awards	$5,239	$4,419	$5,399
Estimated tax benefit related to restricted stock awards	$1,233	$1,047	$1,113
Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $2.5 million at December 31, 2014, which is related to approximately 0.4 million restricted stock awards and is expected to be recognized over one year.
Non-vested restricted stock awards at December 31, 2014 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	593	$33.92
Granted	46	$31.86
Vested	(201)	$27.79
Forfeited	(5)	$44.01
Unvested at December 31, 2014	433	$36.41
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
A summary of the restricted stock units issued to officers of the Company and its subsidiaries for the indicated years ended December 31 is as follows:

(In thousands)	2014	2013	2012
Restricted stock units granted	1,867	1,803	1,312
Aggregate grant date fair value	$57,134	$51,829	$27,194
Compensation expense related to restricted stock units	$41,879	$32,874	$24,451
Estimated tax benefit related to restricted stock units	$11,607	$8,813	$6,501
Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $60.1 million at December 31, 2014, which is related to approximately 3.2 million restricted stock units and is expected to be recognized over 1.4 years.
Non-vested restricted stock units at December 31, 2014 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	2,931	$25.77
Granted	1,867	$30.60
Vested	(1,388)	$24.80
Forfeited	(162)	$28.05
Unvested at December 31, 2014	3,248	$28.93
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
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

along with each employee’s continued service through the vesting date. Performance targets are based on relative and absolute financial performance metrics. A summary of the performance units issued to certain employees of the Company for the indicated years ended December 31 is as follows:

(In thousands)	2014	2013	2012
Performance units granted	572	656	1,527
Potential maximum share payout	1,144	1,312	3,054
Aggregate grant date fair value	$16,345	$17,753	$29,537
Compensation expense related to performance units	$24,089	$1,041	$9,919
Estimated tax benefit (charge) related to performance units	$4,250	$(176)	$1,943
Total unrecognized stock-based compensation expense related to non-vested performance units was approximately $27.8 million at December 31, 2014, which is related to approximately 2.5 million performance units and is expected to be recognized over 1.8 years. Non-vested restricted performance units as of December 31, 2014 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,687	$22.99
Granted	572	$28.57
Vested	(340)	$22.06
Forfeited	(100)	$25.98
Performance driven addition (reduction)	721	$26.46
Unvested at December 31, 2014	2,540	$25.24
(f) Voting
XL-Ireland’s Articles of Association restrict the voting power of any person to less than approximately 10% of the total voting power.
21. Retirement Plans
The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.
(a) Defined contribution plans
The Company has qualified defined contribution plans that are managed externally and to which employees and the Company contribute a certain percentage of the employee’s pensionable salary each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $56.6 million, $49.4 million and $53.6 million at December 31, 2014, 2013 and 2012, respectively.
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
In addition, pursuant to agreements entered into by the Company, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements at December 31, 2014 and 2013 was $3.2 million and $3.0 million, respectively, representing the entire unfunded projected benefit obligations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

U.K. Plans
A contributory defined benefit pension scheme exists in the U.K., but has been closed to new entrants since 1996. Benefits are based on length of service and compensation as defined in the trust deed and rules.
In addition, during 2003, six individuals, four of whom are still employed by the Company in the U.K., transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, under which the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $3.8 million and $4.0 million at December 31, 2014 and 2013, respectively, representing the entire unfunded projected obligation.
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
The funded status by geographical region of all the Company’s retirement plans at December 31, 2014 and 2013 is as follows:

Funded Status (U.S. dollars in thousands)	2014	2013
U.S.	$(13,124)	$(6,181)
U.K.	(7,742)	(7,654)
Other European	(22,977)	(20,983)
Funded status – end of year	$(43,843)	$(34,818)
The status of all the Company’s retirement plans at December 31, 2014 and 2013 is as follows:

Change in projected benefit obligation (U.S. dollars in thousands)	2014	2013
Projected benefit obligation – beginning of year	$81,976	$83,083
Service cost (1)	1,279	1,491
Interest cost	3,747	3,599
Actuarial (gain) / loss	13,402	(5,091)
Benefits and expenses paid	(2,761)	(2,307)
Foreign currency (gains) / losses	(3,817)	1,201
Settlements	(702)	—
Projected benefit obligation – end of year	$93,124	$81,976
(1) Service costs include cost of living adjustments on curtailed plans.

Change in plan assets (U.S. dollars in thousands)	2014	2013
Fair value of plan assets – beginning of year	$47,158	$39,313
Actual return on plan assets	3,543	6,113
Employer contributions	1,187	2,919
Benefits and expenses paid	(1,932)	(1,462)
Foreign currency gains / (losses)	(675)	275
Fair value of plan assets – end of year	$49,281	$47,158
Funded status – end of year	$(43,843)	$(34,818)
Accrued pension liability	$43,843	$34,818

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The components of the net benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

Components of net benefit cost (U.S. dollars in thousands)	2014	2013	2012
Service cost	$1,279	$1,491	$1,291
Interest cost	3,747	3,589	3,557
Expected return on plan assets	(2,859)	(3,096)	(3,028)
Amortization of net actuarial loss	812	1,440	915
Transfer from AOCI	—	—	3,363
Net benefit cost	$2,979	$3,424	$6,098
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

	2014			2013
	U.S. Plans	U.K. Plans	Other European Plans	U.S. Plans	U.K. Plans	Other European Plans
Net Benefit Cost – Weighted-average assumptions
Discount rate	4.95%	4.60%	3.50%	4.00%	4.50%	4.20%
Expected long-term rate of return on plan assets	6.50%	4.60%	N/A	8.00%	5.70%	N/A
Rate of compensation increase	N/A	5.50%	2.50%	N/A	4.90%	2.50%
Benefit Obligation – Weighted-average assumptions
Discount rate	3.91%	4.60%	2.40%	4.95%	4.50%	3.50%
Rate of compensation increase	N/A	5.50%	2.50%	N/A	4.90%	2.50%
The expected long-term rate of return assumption is determined by adding expected inflation to the expected long-term real rates of various asset classes taking into account expected volatility and correlation between the various asset classes.
Plan Assets
The U.S. Plan assets at December 31, 2014 and 2013 consist of two mutual funds. The first fund employs a core bond portfolio strategy that seeks maximum total return and price appreciation consistent with the preservation of capital and prudent risk taking with the focus on intermediate – term high quality bonds.
The second fund seeks long term growth of capital. The fund invests primarily in equity securities and depository receipts of U.S. and foreign issuers. The principal types of equity securities in which the fund invests are common and preferred stocks.
The fair value of the U.S. Plan assets at December 31, 2014 and 2013 was $38.1 million and $36.4 million, respectively. As the investments of the retirement plan are mutual funds, they fall within Level 1 in the fair value hierarchy. The inputs and methodologies used in determining the fair value of these assets are consistent with those used to measure our assets as set out in Note 4, "Fair Value Measurements.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The U.K. pension plan assets are held in a separate trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the plan's assets and the fair value of each major category of plan assets at December 31, 2014 and 2013, as well as the potential returns of the different asset classes. The totals of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets. The assets in the scheme and the expected rates of return were as follows:

(U.S. dollars in thousands, except percentages)	Expected Return on Assets for 2014	Weighted Value at December 31, 2014	Expected Return on Assets for 2013	Weighted Value at December 31, 2013
Equities	7.4%	$7,787	6.8%	$7,048
Gilts	3.6%	1,579	3.0%	1,775
Corporate Bonds	4.6%	1,594	4.5%	1,758
Other (cash)	4.0%	224	3.4%	133
Total market fair value of assets		$11,184		$10,714
Expected Cash Flows
Under the U.S. defined benefit plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the projected unit credit cost method and different actuarial assumptions than those used for pension expense purposes. The Company’s funding policy provides that contributions to the plan shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006. During the fiscal year beginning January 1, 2015, the U.S. defined benefit plans expect to make contributions of $0.4 million.
The estimated future benefit payments with respect to the U.S. defined benefit pension plans are as follows:

(U.S. dollars in thousands)	Retirement Plan	Benefits Equalization Plan	Total
2015	$876	$425	$1,301
2016	$925	$425	$1,350
2017	$1,001	$421	$1,422
2018	$1,064	$424	$1,488
2019	$1,255	$522	$1,777
2020-2024	$9,462	$2,927	$12,389
The U.K. scheme is subject to triennial funding valuations, the most recent of which was conducted as of July 1, 2012 and was reported in 2013. The $2.4 million deficit (calculated on a realistic basis) is being funded over a 10-year period.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

22. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the indicated years ended December 31 are as follows:

(U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, net of tax, December 31, 2011	$710,447	$(188,651)	$77,555	$(17,521)	$1,235	$583,065
OCI before reclassifications	985,544	—	(6,791)	(8,126)	—	970,627
Amounts reclassified from AOCI	(81,678)	67,580	350	4,273	439	(9,036)
Tax (benefit) expense	(23,103)	(300)	(1,715)	482	—	(24,636)
Net current period OCI - net of tax	$880,763	$67,280	$(8,156)	$(3,371)	$439	$936,955
Balance, net of tax, December 31, 2012	$1,591,210	$(121,371)	$69,399	$(20,892)	$1,674	$1,520,020
OCI before reclassifications (1)	(742,768)	—	(62,934)	9,722	—	(795,980)
Amounts reclassified from AOCI	(119,970)	32,193	206	1,440	439	(85,692)
Tax (benefit) expense	93,960	(12)	7,870	(3,509)	—	98,309
Net current period OCI - net of tax	$(768,778)	$32,181	$(54,858)	$7,653	$439	$(783,363)
Balance, net of tax, December 31, 2013	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications (1)	954,326	—	(26,497)	(10,877)	—	916,952
Amounts reclassified from AOCI	(143,330)	14,082	87	812	255	(128,094)
Tax (benefit) expense	(43,314)	(939)	681	2,515	—	(41,057)
Net current period OCI - net of tax	$767,682	$13,143	$(25,729)	$(7,550)	$255	$747,801
Balance, net of tax, December 31, 2014	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
____________

(1)
Included in these amounts is the impact of Shadow Adjustments. During the year ended December 31, 2013, the initial impact of $44.7 million was recorded. During the year ended December 31, 2014, additional net impacts of $400.5 million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $445.1 million at December 31, 2014.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for indicated years ended December 31, are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	2014	2013	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(175,639)	$(130,236)	Net realized gains (losses) on investments sold
	54,095	$10,266	OTTI on investments
	(21,786)	$—	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(143,330)	$(119,970)	Total before tax
	(1,593)	$5,183	Provision (benefit) for income tax
	$(144,923)	$(114,787)	Net of tax
OTTI losses recognized in OCI:
	$11,848	$26,160	Net realized gains (losses) on investments sold
	2,234	$6,033	OTTI on investments transferred to (from) OCI
	$14,082	$32,193	Total before tax
	(175)	$(12)	Provision (benefit) for income tax
	$13,907	$32,181	Net of tax
Foreign Currency Translation:
Foreign exchange relating to affiliate investments	$87	$206	Exchange gains (losses) - before tax
	—	$—	Provision (benefit) for income tax
	$87	$206	Net of tax

Underfunded Pension Liability:
Pension expense	$812	$1,440	Operating Expenses
	(206)	$—	Provision (benefit) for income tax
	$606	$1,440	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$255	$439	Interest Expense
	—	$—	Provision (benefit) for income tax
	$255	$439	Net of tax

Total reclassifications for the period, gross of tax	$(128,094)	(85,692)
Tax (benefit) expense	(1,974)	5,171
Total reclassifications for the period, net of tax	$(130,068)	(80,521)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

23. Dividends
In 2014, four quarterly dividends of $0.16 per share were paid to all ordinary shareholders of record at March 14, June 13, September 15 and December 15. In 2013, four quarterly dividends of $0.14 per share were paid to all ordinary shareholders of record at March 15, June 14, September 13 and December 13. In 2012, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record at March 15, June 15, September 14 and December 14.
XL-Cayman paid dividends to Series D and Series E preference shareholders for the indicated years ended December 31, as follows:

(U.S. dollars in millions)	2014	2013	2012
Series D preference ordinary shares (1) (2)	$11.7	$12.3	$14.0
Series E preference ordinary shares (3)	$65.1	$65.1	$65.1
____________

(1)
On October 31, 2014, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $8.5563 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend was paid on January 15, 2015 to all shareholders of record at January 1, 2015.

(2)
On February 20, 2015, the Company announced that the Board of Directors of XL-Cayman, resolved on February 19, 2015 to pay a dividend of $8.4315 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend will be paid on April 15, 2015 to all shareholders of record at April 1, 2015.

(3)
On February 20, 2015, the Company announced that the Board of Directors of XL-Cayman, resolved on February 19, 2015 to pay a dividend of $32.50 per share on XL-Cayman’s Series E Preference Ordinary Shares. The dividend will be paid on April 15, 2015 to all shareholders of record at April 1, 2015.

24. Taxation
The Company's Irish operations, including the parent company XL Group plc, are subject to income and capital gains tax in Ireland under applicable Irish law.
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
Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company does not assert that all earnings arising in the U.S. will be permanently reinvested in that jurisdiction and, accordingly, a provision for withholding taxes arising in respect of current period U.S. earnings has been made. No withholding taxes are accrued with respect to the earnings of the Company’s subsidiaries arising outside the U.S., as it is the intention that all such earnings, which would be subject to withholding tax, will remain reinvested indefinitely.
The Company’s current corporate structure is such that distribution of earnings from subsidiaries located outside of the U.S. would not be subject to significant incremental taxation. It is not practicable to estimate the amount of additional withholding taxes that might be payable on such earnings due to a variety of factors, including the timing, extent and nature of any repatriation.
The following table details the years that are the subject of open examinations, by major tax jurisdiction. While the Company cannot estimate with certainty the outcome of these examinations, the Company does not believe that adjustments from open tax years will result in a significant change to the Company's results from operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Jurisdiction	Tax Years
U.S.	2013
Ireland	2006 - 2009
U.K.	2007 - 2010
Germany	2006 - 2009
Switzerland	2009 - 2010
The following table details open tax years that are open to assessment by local tax authorities, in the following major tax jurisdictions.

Jurisdiction	Tax Years
U.S.	2011 - 2014
Ireland	2006 - 2014
U.K.	2007 - 2010, 2012 - 2014
Germany	2007 - 2014
Switzerland	2009 - 2014
France	2012 - 2014
The Company’s income (loss) before income tax and non-controlling interests was distributed between U.S. and non-U.S. for the years ended December 31, 2014, 2013 and 2012 as follows:

Income (loss) before income tax: (U.S. dollars in thousands)	2014	2013	2012
U.S.	$228,708	$188,503	$50,439
Non U.S.	137,027	1,025,649	713,972
Total	$365,735	$1,214,152	$764,411
The income tax provisions for the years ended December 31, 2014, 2013 and 2012 were as follows:

(U.S. dollars in thousands)	2014	2013	2012
Current expense:
U.S.	$45,598	$49,566	$11,966
Non U.S.	81,371	41,921	45,614
Total current expense	$126,969	$91,487	$57,580
Deferred expense (benefit):
U.S.	$8,572	$700	$(56,602)
Non U.S.	(38,644)	(14,682)	33,050
Total deferred expense (benefit)	$(30,072)	$(13,982)	$(23,552)
Total tax expense	$96,897	$77,505	$34,028

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The applicable statutory tax rates of the most significant jurisdictions contributing to the overall taxation of the Company are:

Jurisdiction	Applicable Statutory Taxation Rates
Ireland (1)	12.50%
Ireland (1)	25.00%
Bermuda	—%
U.S.	35.00%
U.K.	21.50%
Switzerland (2)	7.83%
Switzerland (2)	21.20%
Germany	15.00%
France	38.00%
____________

(1)	The different applicable statutory taxation rates in Ireland relate to entities classified as trading or non-trading companies.

(2)	The different applicable statutory taxation rates in Switzerland relate to entities classified as trading or holding companies.
The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2014, 2013 and 2012 is provided below:

(U.S. dollars in thousands)	2014	2013	2012
Expected tax (benefit) provision at weighted average rate	$132,775	$43,092	$53,358
Permanent differences:
Non-taxable (income) loss	(19,870)	(50,745)	(42,428)
Prior year adjustments	5,990	6,067	(622)
Prior year adjustments on completion of IRS examinations	—	—	(19,192)
State, local and foreign taxes	47,078	12,225	18,312
Valuation allowance	(181)	5,754	(16,644)
Net allocated investment income	3,399	5,949	41,727
Stock options	411	1,501	4,749
Non-deductible expenses	22,556	23,662	16,145
Net realized capital loss carry-forward valuation allowance reduction	(2,916)	—	(24,473)
Adjustments related to Life Retro Arrangements	(99,535)	—	—
Non-taxable reserve release	—	—	3,096
Uncertain tax positions	7,190	30,000	—
Total tax expense	$96,897	$77,505	$34,028

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

(U.S. dollars in thousands)	2014	2013
Deferred tax asset:
Net unpaid loss reserve discount	$90,262	$105,511
Net unearned premiums	72,752	69,811
Compensation liabilities	77,578	62,710
Net operating losses	49,834	89,233
Investment adjustments	13,022	12,573
Pension	8,114	5,695
Bad debt reserve	6,626	7,337
Amortizable goodwill	6,694	7,976
Net unrealized depreciation on investments	1,484	9,984
Stock options	11,985	12,171
Depreciation	7,599	3,501
Net realized capital losses	97,189	140,993
Deferred intercompany capital losses	57,427	69,500
Untaxed Lloyd's result	7,254	2,533
Deferred acquisition costs	11,386	—
Other	2,282	9,638
Deferred tax asset, gross of valuation allowance	$521,488	$609,166
Valuation allowance	207,062	261,924
Deferred tax asset, net of valuation allowance	$314,426	$347,242
Deferred tax liability:
Net unrealized appreciation on investments	$63,642	$28,843
Unremitted earnings	$5,125	$6,717
Deferred acquisition costs	2,737	7,057
Currency translation adjustments	3,969	7,195
Regulatory reserves	65,965	131,750
Investment adjustment	12,061	6,112
Untaxed Lloyd’s result	11,422	—
Other	11,260	8,014
Deferred tax liability	$176,181	$195,688
Net Deferred Tax Asset	$138,245	$151,554

The deferred tax asset and liability balances presented above represent the gross deferred tax asset and liability balances across each tax jurisdiction. The deferred tax asset balances of $204.5 million and $237.9 million at December 31, 2014 and 2013, respectively, and deferred tax liability balances of $66.2 million and $86.3 million at December 31, 2014 and 2013, respectively, disclosed on the consolidated balance sheets include netting of certain deferred tax assets and liabilities within a tax jurisdiction to the extent such netting is consistent with the regulations of the tax authorities in those jurisdictions.
At December 31, 2014 and 2013, the valuation allowance of $207.1 million and $261.9 million, respectively, related primarily to net operating loss carry forwards and realized capital loss carry forwards in the following jurisdictions:

Jurisdiction (U.S. dollars in thousands)	2014	2013
Switzerland	$1,459	$11,457
Ireland	72,363	60,133
U.S.	123,695	175,372
Other	9,545	14,962
Valuation Allowance Total	$207,062	$261,924
The reduction in the valuation allowance in 2014 of $54.9 million was primarily due to the release of certain valuation allowances held against capital loss carry-forwards in the U.S.
At December 31, 2014, the Company had U.S. realized capital loss carry forwards of approximately $174.6 million ($61.1 million tax effected). The five year limitation for the utilization of realized capital losses applies to this balance. Losses of $75.6

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

million will expire at the end of 2015 with another $99.0 million of realized capital losses expiring in future years through 2018. A valuation allowance ($61.1 million) has been established in respect of all of these realized capital losses. At December 31, 2014, the Company also had $164.1 million of U.S. capital losses arising from the sale of investments to an international affiliate ($57.4 million tax effected), against which a valuation allowance of $57.4 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains, and will not begin to expire, until the underlying assets have been sold to unrelated parties.
At December 31, 2014, net operating loss carry forwards in the U.K. were approximately $84.5 million ($1.9 million tax effected, including a $15.0 million uncertain tax position offset, $16.9 million tax effected excluding the offset) and have no expiration. At December 31, 2014, the Company also had $8.1 million of U.K. capital losses ($1.6 million tax effected), against which a valuation allowance of $1.6 million has been established.
At December 31, 2014, net operating loss carry forwards in Switzerland were approximately $12.1 million. A valuation allowance of $0.8 million has been established in respect of $11.7 million of the Swiss net operating losses.
At December 31, 2014, net operating loss carry forwards in Ireland were approximately $280.8 million, with a further $153.5 million of capital losses carried forward. Although these Irish losses may be carried forward indefinitely, a valuation allowance ($69.6 million) has been established in respect of all of these Irish losses due to the uncertainty surrounding any future loss utilization.
Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment substantially all of the U.K. net operating losses ($84.5 million) will more likely than not be realized as reductions to future taxable income within a reasonable period. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the deferred tax asset balance related to net operating losses in the amount of $1.9 million.
Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.
Shareholders’ equity at December 31, 2014 and 2013 reflected tax benefits of $4.0 million and $1.8 million, respectively, related to the excess of tax deductions over book compensation expense for stock awards exercised/vested by the Company's U.S. subsidiaries.
At December 31, 2014 and 2013, the Company had unrecognized tax benefits of $37.2 million and $30.0 million, respectively. If recognized, the full amount of these unrecognized tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant change in unrealized tax benefits during 2015.
The following table presents a reconciliation of the Company’s unrecognized tax benefits:

(U.S. dollars in thousands)	2014	2013
Unrecognized tax benefits, beginning of the year	$30,000	$—
Increases for tax positions taken during the year	12,182	9,591
Increases for tax positions taken in prior years	15,304	20,409
Decreases for tax positions taken during the year	—	—
Decreases for tax positions taken in prior years	(20,296)	—
Decreases for settlement with taxing authorities	—	—
Decreases for lapse of the applicable statute of limitations	—	—
Unrecognized tax benefits, end of year	$37,190	$30,000
The Company’s policy is to recognize any interest and penalties accrued related to unrecognized tax benefits in the tax charge. At December 31, 2014 and 2013, the Company had accrued interest and penalties of $0.4 million and $1.0 million, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

25. Statutory Financial Data
The Company’s ability to pay dividends or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which the Company’s principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in the Company’s letters of credit and revolving credit facilities. The payment of dividends to XL-Ireland and XL-Cayman, the Company’s holding companies, by the Company’s principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business and the other jurisdictions where the Company has regulated subsidiaries. Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2014 and 2013 are summarized below:

(U.S. dollars in thousands)	Bermuda (1)		U.S. (2)		U.K., Europe and Other
	2014	2013	2014	2013	2014	2013
Required statutory capital and surplus	$6,194,832	$6,583,273	$668,794	$657,865	$1,604,721	$1,970,909
Actual statutory capital and surplus (3)	$10,309,895	$10,168,744	$2,233,596	$2,244,505	$2,712,552	$2,684,317
____________

(1)
Required statutory capital and surplus at December 31, 2014 represents 100% Bermuda Solvency Capital Requirement (“BSCR”) level for the top Bermuda operating subsidiary, XL Insurance (Bermuda) Ltd, calculated on a consolidated basis (and therefore includes a BSCR requirement for all regions).

(2)	Required statutory capital and surplus represents 100% Risk-Based Capital level for principal U.S. operating subsidiaries.

(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.
Statutory net income (loss) for the principal operating subsidiaries of the Company for the years ended December 31, 2014, 2013 and 2012 is summarized below:

(U.S. dollars in thousands)	2014	2013	2012
Bermuda	$361,033	$1,241,878	$857,832
U.S.	$155,751	$124,310	$106,510
U.K., Europe and Other	$215,787	$1,465	$144,829
The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction, however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, or unrealized appreciation on investments, but they do reflect any unauthorized/authorized reinsurance charges.
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
Bermuda Operations
In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the Bermuda Monetary Authority (BMA) to prescribe standards for an enhanced capital requirement and a capital and solvency return with which insurers and reinsurers must comply. The BSCR employs a standard mathematical model that can relate more accurately the risks undertaken by (re)insurers to the capital that is dedicated to their business. Insurers and reinsurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2009. The Company’s capital requirements for its Bermuda principal operating subsidiaries, XL Re Ltd and XL Insurance (Bermuda) Ltd, under the BSCR are highlighted in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards which must be met.
Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, Class 4 (re)insurers are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus unless they file with the BMA an affidavit stating that the dividend has not caused the Class 4 (re)insurer to fail to meet its relevant margins. At December 31, 2014 and 2013, the maximum dividend that our Bermuda Class 4 (re)insurers could pay, without a signed

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $1.4 billion and $1.4 billion, respectively. No Class 4 (re)insurer may reduce its total statutory capital by 15% or more unless it has received the prior approval of the BMA, and it must also submit an affidavit stating that the proposed reduction will not cause it to fail to meet its minimum solvency margin or minimum liquidity ratio.
U.S. Operations
Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2014 and 2013, XLRA had statutory earned surplus of $205.5 million and $180.5 million, respectively. At December 31, 2014, XLRA’s statutory policyholders’ surplus was $2.2 billion, and the maximum amount of dividends XLRA can declare and pay in 2015, without prior regulatory approval, is $196.2 million. At December 31, 2014 and 2013, none of the seven property and casualty subsidiaries of XLRA had a statutory earned deficit.
International Operations
The Company’s international principal operating subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose enhanced regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, such subsidiaries must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to minimum reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in Ireland ($1.1 billion at December 31, 2014) and the U.K. ($1.2 billion at December 31, 2014). The Company’s Irish operating subsidiary, XL Re Europe SE, is required to seek prior approval from the Irish regulator to reduce its share capital or to pay dividends.
Other Restrictions
XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries as noted above.
XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback its ordinary shares. While XL-Ireland’s Articles of Association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. At December 31, 2014, XL-Ireland had $2.9 billion in distributable reserves.
In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends on its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit declaring or paying dividends on the ordinary shares unless full dividends have been declared and paid on the outstanding preferred shares. Full dividends have been declared and paid on the outstanding preferred shares at December 31, 2014.
At December 31, 2014, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $22.4 million and $0.9 billion, respectively, compared to $12.7 million and $1.6 billion, respectively, at December 31, 2013.
The ability to declare and pay dividends may also be restricted by financial covenants in the Company’s letters of credit and revolving credit facilities. The Company was in compliance with all covenants by significant margins at December 31, 2014, and the Company currently remains in compliance.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

26. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the years ended December 31, 2014, 2013 and 2012:

(U.S. dollars in thousands, except per share amounts)	2014	2013	2012
Basic earnings per ordinary share and ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$188,340	$1,059,916	$651,128
Weighted average ordinary shares outstanding	267,103	287,801	307,372
Basic earnings per ordinary share and ordinary share equivalents outstanding	$0.71	$3.68	$2.12

Diluted earnings per ordinary share and ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding – basic	267,103	287,801	307,372
Impact of share based compensation and certain conversion features	4,424	4,268	2,910
Weighted average ordinary shares outstanding – diluted	271,527	292,069	310,282
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.69	$3.63	$2.10
Dividends per ordinary share	$0.64	$0.56	$0.44
For the years ended December 31, 2014, 2013 and 2012, ordinary shares available for issuance under share-based compensation plans of 5.5 million, 6.0 million and 8.7 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.
27. Related Party Transactions
At December 31, 2014 and 2013, the Company owned minority stakes in six and five, respectively, independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. See Note 7, "Investment in Affiliates,” included herein, for further information.
In the normal course of business, the Company enters into reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the years ended December 31, 2014, 2013 and 2012, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

(U.S. dollars in thousands)	2014	2013	2012
Reported net premiums written	$91,261	$73,085	$61,146
Net losses incurred	$38,927	$29,042	$37,664
Reported acquisition costs	$35,711	$25,275	$24,014

Several of the Company's wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital funds managed by New Ocean, which is discussed in Note 18, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's length, while investment advisory services are provided by New Ocean.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

28. Unaudited Quarterly Financial Data
The following is a summary of the unaudited quarterly financial data for 2014 and 2013:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net premiums earned – P&C operations	$1,412,528	$1,438,076	$1,453,673	$1,413,161
Net premiums earned – Corporate and Other	$76,311	$58,518	$19,739	$23,064
Underwriting profit (loss) – P&C operations	$144,874	$167,946	$144,375	$218,851
Net income (loss) attributable to ordinary shareholders	$255,717	$(279,261)	$72,384	$139,500
Net income (loss) per ordinary share and ordinary equivalent – basic	$0.93	$(1.03)	$0.27	$0.54
Net income (loss) per ordinary share and ordinary equivalent – diluted	$0.91	$(1.03)	$0.27	$0.53
2013
Net premiums earned – P&C operations	$1,464,246	$1,488,497	$1,550,629	$1,510,727
Net premiums earned – Corporate and Other	$65,445	$73,896	$74,683	$81,398
Underwriting profit (loss) – P&C operations	$180,588	$92,124	$76,900	$101,450
Net income (loss) attributable to ordinary shareholders	$350,790	$272,698	$135,648	$300,780
Net income (loss) per ordinary share and ordinary equivalent – basic	$1.19	$0.94	$0.48	$1.07
Net income (loss) per ordinary share and ordinary equivalent – diluted	$1.17	$0.93	$0.47	$1.05

29. Subsequent Events
Catlin Acquisition
On January 9, 2015, the Company entered into an implementation agreement (the “Implementation Agreement”) with Catlin Group Limited (“Catlin”) and Green Holdings Limited, a direct, wholly-owned subsidiary of the Company (“Green Holdings”), pursuant to which the Company will acquire the entire issued and to be issued share capital of Catlin (the “Acquisition”) for cash and newly-issued ordinary shares of the Company. The Acquisition is intended to be effected by means of a two-step, integrated process comprising a scheme of arrangement (the “Scheme”) under Section 99 of the Companies Act 1981 Bermuda, as amended (the “Companies Act”), which is required to be sanctioned by the Supreme Court of Bermuda, followed immediately by a merger of Catlin with and into Green Holdings under Section 104H of the Companies Act. In certain circumstances set forth in the Implementation Agreement, the Acquisition may alternatively be effected by means of a takeover offer or by a single-step merger of Catlin with and into Green Holdings under the Companies Act. Under the terms of the Acquisition, Catlin shareholders will be entitled to receive 388 pence in cash and 0.130 ordinary shares of the Company, in exchange for each Catlin common share, par value $0.01 per share (“Catlin Shares”), subject to the proration and adjustment mechanisms set forth in the Implementation Agreement. On the basis of the closing price of an ordinary share of the Company on January 8, 2015 of $35.42, the Acquisition values Catlin at 693 pence per Catlin Share, representing a transaction equity value of approximately $4.1 billion. It is intended that the newly-issued ordinary shares of the Company will be listed on the New York Stock Exchange following the completion of the Acquisition. For further information on the Acquisition, see the Company’s Report on Form 8-K filed with the U.S. Securities Exchange Commission (the “SEC”) under Items 1.01, 2.03. 3.02, 8.01 and 9.01 on January 9, 2015.
In connection with the Acquisition, on January 9, 2015, the Company, Green Holdings and Catlin entered into a Merger Agreement (the “Merger Agreement”), which provides for the merger of Catlin with and into Green Holdings pursuant to Section 104H of the Bermuda Companies Act, with Green Holdings continuing as the surviving company (the “Merger”). If the Implementation Agreement is terminated, or if the Company publicly announces that the Acquisition will be implemented by another means in accordance with the Implementation Agreement, the Merger Agreement will terminate. The parties’ respective boards of directors have approved the Merger and the Merger Agreement. The Company, as sole shareholder of Green Holdings, has approved the Merger and the Merger Agreement, and immediately following effectiveness of the Scheme, XL, as sole shareholder of Catlin, will approve the Merger and the Merger Agreement. The Scheme and the Merger are intended to be a single, integrated transaction that qualifies as a reorganization for U.S. federal income tax purposes.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

On January 9, 2015, the Company entered into contingent deliverable foreign exchange forwards with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of these transactions is to mitigate risk of foreign currency exposure related to the pending Acquisition and in general, these transactions will terminate without any payments due by any of the parties if the Acquisition does not close on or before October 9, 2015.
On January 9, in connection with the Acquisition, XL-Cayman, as borrower, XL-Ireland, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto entered into a senior unsecured 364-Day Bridge Loan Agreement (the “Bridge Loan Agreement”) providing for a £1.6 billion bridge loan facility (the “Bridge Facility”). The proceeds of the Bridge Facility may be used to finance the payment of the cash consideration in connection with the Acquisition and to pay fees and expenses related thereto.  The Bridge Loan Agreement contains financial covenants that require the Company to maintain a minimum consolidated net worth and a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth, and that require each of XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Re Europe SE to maintain a financial strength rating of no less than “A-” from A.M. Best & Co. The terms of the Bridge Facility also include customary affirmative covenants, negative covenants and events of default similar to those under our Syndicated Credit Agreement with additional covenants related to the Acquisition and mandatory commitment reduction and loan prepayment provisions in connection with asset sales and debt and equity issuances. If an event of default under the Bridge Loan Agreement shall occur and be continuing, the maturity of such loans (to the extent funded) and all other obligations of XL-Cayman under the Bridge Loan Agreement may be accelerated and all commitments terminated. For further information on the Bridge Facility, see the Company’s Report on Form 8-K filed with the SEC on January 9, 2015 under Items 1.01, 2.03, 8.01 and 9.01.
Sale of Strategic Operating Affiliate
On December 15, 2014, XL Re Ltd ("XL Re"), an indirect wholly-owned subsidiary of the Company, and other shareholders of ARX entered into a Stock Purchase Agreement with Progressive to sell all of its shares in ARX to Progressive. XL Re's shares in ARX represented approximately 40% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. At December 31, 2014, the Company recorded XL Re's shares in ARX as $204.4 million, included within Investments in Affiliates.
The transaction is expected to close in the second quarter of 2015 and is subject to regulatory approvals and satisfaction of other closing conditions. XL Re anticipates proceeds of approximately $500 million related to the sale, which will be based upon the consolidated tangible net book value of ARX and its subsidiaries at December 31, 2014, and certain other factors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in accountants within the twenty-four months ending December 31, 2014.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, at December 31, 2014, the Company’s internal control over financial reporting is effective based on the Framework criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting at December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in Item 15, “Exhibits and Financial Statement Schedules.”
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements, Financial Statement Schedules and Exhibits.

Page
Report of Independent Registered Public Accounting Firm	214
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
2.1
Implementation Agreement, dated January 9, 2015, among XL Group plc, Green Holdings Limited and Catlin Group Limited, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (No. 1-10804) filed on January 9, 2015.

2.2
Merger Agreement, dated as of January 9, 2015, among XL Group plc, Green Holdings Limited and Catlin Group Limited, incorporated by reference to Exhibit 2.2 to the Company's Form 8-K (No. 1-10804) filed on January 9, 2015.

3.1
Amended and Restated Memorandum and Articles of Incorporation of XL Group plc, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2014

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

4.5
Third Supplemental Indenture, date as of December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.6
Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.7	Form of XL Group plc Ordinary Share Certificate, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
4.8
Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Ltd., dated October 27, 2006, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2011.

4.9
Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 3, 2003, incorporated by reference to Exhibit 99.11 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) filed on August 14, 2003.

4.10	Form of XL Capital Ltd Global Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.11
Form of XLIT Ltd. Global Series D Preference Ordinary Share Certificate, incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 10-K (No. 1-10804)for the year ended December 31, 2011.

4.12
Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.13
First Supplemental Indenture, dated September 30, 2011, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.14
Second Supplemental Indenture, dated November 21, 2013, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 21, 2013.

10.1+
1991 Performance Incentive Program (as amended and restated effective May 6, 2011), incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 7, 2011.

10.2+
Amendment to the 1991 Performance Incentive Program (as amended and restated effective May 6, 2011), incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2013.

10.3+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex C to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 10, 2014
10.4+
Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (No. 1-10804) for the period ended September 30, 2006.

10.5+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.6+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.7+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.8+*	Form of Non-Statutory Stock Option Agreement.
10.9+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.10+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.11+
Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.12+	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2004.
10.13+	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2004.
10.14+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.
10.15+
Form of Performance Unit Agreement (U.S. Citizens Subject to IRC 457A), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.

10.16+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.17+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.
10.18+
Form of Restricted Stock Unit Agreement (for U.S. taxpayers based in Bermuda), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.19+
Form of Restricted Stock Unit Agreement (U.S. Citizens Subject to IRC 457A), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.

10.20+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.21+	Form of Restricted Stock Unit Agreement (Bespoke Vesting), incorporated by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q (No. 1-10804) for the period ended March 31, 2014.
10.22+*	Form of Restricted Stock Unit Agreement.
10.23+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.24
Insurance Letters of Credit - Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.

10.25*
Amended and Restated Pledge Agreement dated as of December 19, 2014, as made by XL Investments Ltd., XL Re Ltd and XL Insurance (Bermuda) Ltd, as Grantors, in favor of Citibank, N.A., as Bank, which amends and restates the Pledge Agreement dated December 18, 2011.

10.26	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

10.27
Master Commutation, Release and Restructuring Agreement by and among XL Capital Ltd, XL Insurance (Bermuda) Ltd, XL Reinsurance America Inc., X.L. Global Services, Inc., XL Services (Bermuda) Ltd and X.L. America, Inc., Security Capital Assurance Ltd (“SCA”), certain of SCA’s subsidiaries and certain financial institutions who have entered into various credit default swaps with affiliates of SCA, dated as of July 28, 2008, as amended, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009

10.28+
Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 20, 2008.

10.29+
Amendment to Employment Agreement, dated as of December 2008, between XL Capital Ltd and Michael S. McGavick (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.30+
Second Amendment to Employment Agreement, dated April 26, 2013, between XL Group plc and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on April 29, 2013.

10.31+
2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.32+
2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.33+
Amended Employment Agreement, dated as of April 25, 2008, by and between XL Capital Ltd, X.L. Global Services, Inc. and James H. Veghte (amended in response to Internal Revenue Code Section 409A), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.34+
Amendment to Employment Agreement, dated as of December 16, 2009, by and between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2009.

10.35+
Form of Letter Agreement, dated December 15, 2009, relating to Employment Agreements between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2009.

10.36+
Insurance Letters of Credit - Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2009.

10.37*
Facility and Fee Letter dated December 30, 2014 from Citibank Europe plc to XL Insurance (Bermuda) Ltd relating to the Insurance Letters of Credit - Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc.

10.38*	Credit Facility Agreement dated December 30, 2014 between XL Insurance (Bermuda) Ltd and ING Bank N.V., London Branch.
10.39*	Pledge and Security Agreement between XL Insurance (Bermuda) Ltd and ING Bank N.V. London Branch dated December 30, 2014
10.40*
Amended and Restated Pledge Agreement dated as of December 19, 2014, as made by XL Insurance (Bermuda) Ltd and XL Re Ltd, as Pledgors, and Citibank plc, as Pledgee, which amends and restates the Pledge Agreement dated November 11, 2009.

10.41+
Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

10.42+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
10.43+
Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.44+
Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2010.

10.45+	XL Services UK Limited Profit Sharing Scheme, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-174138) filed on May 11, 2011 .

10.46+
Employment Agreement, dated as of June 18, 2011, by and between XL Group plc, X.L. Global Services, Inc. and Peter R. Porrino, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 21, 2011.

10.47+
Form of Letter Agreement between XL Global Services, Inc. and/or XL Group plc and certain executive officers, incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2011.

10.48+*	Agreement and Release dated October 30, 2014 between XL Group plc, X.L. Global Services, Inc. and James H. Veghte.
10.49+*	XL Group plc Executive Severance Benefit Plan effective December 11, 2014.
10.50+*	Form of Participant Agreement - XL Group Senior Executive Severance Benefit Program entered into with certain executive officers.
10.51
Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 1-10804) filed on December 11, 2006.

10.52
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

10.53
Securities Issuance Agreement, dated as of December 12, 2006 between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.54
Trust Agreement, dated as of December 12, 2006 among the Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.55+	XL Group plc Reinsurance Supplemental Long Term Cash Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 1-10804) filed on April 30, 2012.
10.56+	X.L. America, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2012.
10.57+
Form of Letter Agreement between XL Global Services, Inc. and/or XL Group plc and certain executive officers, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2012.

10.58
Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013.

10.59
Credit Agreement First Amendment, dated as of May 13, 2013, to the Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 13, 2013.

10.60
Credit Agreement Second Amendment, dated as of May 15, 2013, to the Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 15, 2013.

10.61
Continuing Agreement for Standby Letters of Credit, dated as of May 7, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013.

10.62
Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013.

10.63
Fee Letter Amendment No. 1, dated as of May 13, 2013, to the Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 13, 2013.

10.64
Fee Letter Amendment No. 2, dated as of May 15, 2013, to the Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 15, 2013.

10.65
Credit Agreement, dated as of August 6, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013.

10.66
Credit Agreement First Amendment, dated as of September 12, 2013, to the Credit Agreement, dated as of August 6, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on September 12, 2013.

10.67
Continuing Agreement for Standby Letters of Credit, dated as of August 6, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013.

10.768
Letter Agreement, dated as of August 6, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013.

10.69
Fee Letter Amendment No. 1, dated as of September 12, 2013, to the Letter Agreement, dated as of August 6, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on September 12, 2013.

10.70
Credit Agreement, dated as of November 4, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K (No. 1-10804) filed on November 4, 2013.

10.71
Continuing Agreement for Standby Letters of Credit, dated as of November 4, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 the Company's Current Report on Form 8-K (No. 1-10804) filed on November 4, 2013.

10.72
Letter Agreement, dated as of November 4, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 the Company's Current Report on Form 8-K (No. 1-10804) filed on November 4, 2013.

10.73
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

10.74*
First Amendment, dated February 11, 2015, to the Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent.

10.75
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

10.76*
First Amendment, dated February 11, 2015, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.77
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

10.78+	Form of Director Initial Stock Option Agreement, incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2013.
10.79	Form of Director Irrevocable Undertaking, incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on January 9, 2015.

10.80
364-Day Bridge Loan Agreement, dated as of January 9, 2015, among XLIT Ltd., as borrower, XL Group plc, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 2.4 to the Company's Form 8-K (No. 1-10804) filed on January 9, 2015.

10.81*
Stock Purchase Agreement, dated December 15, 2015 by and among ARX Holdings Corp., The Progressive Corporation, Fasteau Insurance Holding, LLC, Marc Fasteau, in his individual capacity and as trustee of The Marc Fasteau 2012 Irrevocable Trust and The Alexis Fasteau 2008 Irrevocable Trust, Flexpoint Fund, L.P., New Capital Partners Private Equity Fund, L.P., Gregory E. Stewart and Stewart Insurance Holdings, LLP.

10.82
Sale and Purchase Agreement, dated May 1, 2014, between GreyCastle Holdings Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.83
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.84
Retrocession Agreement, dated May 30, 2014, between XL Re Europe SE and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.85
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd (UK Branch) and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of XL Group plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XL Group plc and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2015

XL GROUP PLC
SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2014 AND 2013

	2014			2013
(U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities – AFS - Excluding Life Funds Withheld Assets:
U.S. Government and Government Agency-Related/Supported	$2,100,851	$2,171,953	$2,171,953	$2,484,193	$2,501,851	$2,501,851
Corporate	8,462,130	8,778,373	8,778,373	10,802,332	11,125,830	11,125,830
RMBS – Agency	3,625,171	3,728,576	3,728,576	3,540,101	3,546,122	3,546,122
RMBS – Non-Agency	404,398	427,351	427,351	396,798	398,768	398,768
CMBS	1,033,819	1,052,544	1,052,544	1,223,313	1,246,795	1,246,795
CDO	717,544	692,034	692,034	754,414	717,313	717,313
Other asset-backed securities	1,028,528	1,065,293	1,065,293	1,210,384	1,242,104	1,242,104
U.S. States and political subdivisions of the States	1,892,566	2,021,272	2,021,272	1,821,499	1,845,812	1,845,812
Non-U.S. Sovereign Government, Supranational and Government-Related	4,162,425	4,240,073	4,240,073	4,878,840	4,875,541	4,875,541
Total Fixed maturities – AFS	$23,427,432	$24,177,469	$24,177,469	$27,111,874	$27,500,136	$27,500,136
Equity securities	763,833	868,292	868,292	903,201	1,040,237	1,040,237
Short-term investments	257,221	256,727	256,727	455,470	456,288	456,288
Total Investments - AFS - Excluding Life Funds Withheld Assets	24,448,486	25,302,488	25,302,488	28,470,545	28,996,661	28,996,661
Fixed Maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government agency-Related/Supported	14,866	18,724	18,724	—	—	—
Corporate	2,407,849	2,817,980	2,817,980	—	—	—
RMBS – Agency	3,301	3,782	3,782	—	—	—
RMBS – Non-Agency	71,075	85,335	85,335	—	—	—
CMBS	168,886	193,167	193,167	—	—	—
Other asset-backed securities	238,168	273,541	273,541	—	—	—
Non-U.S. Sovereign Government, Supranational and Government-Related	1,397,194	1,789,036	1,789,036	—	—	—
Total Fixed maturities - AFS - Life Funds Withheld Assets	4,301,339	5,181,565	5,181,565	—	—	—
Total Investments - AFS	28,749,825	30,484,053	30,484,053	28,470,545	28,996,661	28,996,661
Fixed maturities – HTM	—	—	—	2,858,695	3,131,235	2,858,695
Fixed maturities - Trading
Corporate	1,180	1,171	1,171	—	—	—
Total investments - Trading	1,180	1,171	1,171	—	—	—
Other investments	1,002,871	1,248,439	1,248,439	949,310	1,167,382	1,164,630
Total investments other than investments in related parties	$29,753,876	$31,733,663	$31,733,663	$32,278,550	$33,295,278	$33,019,986
____________

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY
AT DECEMBER 31, 2014 AND 2013

(U.S. dollars in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$22,443	$12,709
Investments in subsidiaries on an equity basis	10,195,445	10,187,614
Other assets	3,017	3,014
Total assets	$10,220,905	$10,203,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Amounts due to subsidiaries	$166,782	$190,601
Accounts payable and accrued liabilities	20,371	15,103
Total liabilities	$187,153	$205,704
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2014: 255,182,955; 2013: 278,253,308)	$2,552	$2,783
Additional paid in capital	7,359,102	7,994,100
Accumulated other comprehensive income	1,484,458	736,657
Retained earnings (deficit)	1,187,640	1,264,093
Total shareholders’ equity	$10,033,752	$9,997,633
Total liabilities and shareholders’ equity	$10,220,905	$10,203,337
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	2014	2013	2012
Net investment income	$275	$24	$5
Total revenues	$275	$24	$5
Operating expenses	$9,646	$11,699	$10,971
Foreign exchange (gains) losses	127	243	165
Interest expense	5	2	15
Total expenses	$9,778	$11,944	$11,151
Income (loss) before income tax	$(9,503)	$(11,920)	$(11,146)
Equity in net earnings (losses) of subsidiaries (dividends were: 2014: $858,521; 2013: $617,719; 2012: nil)	197,843	1,071,836	662,274
Net income (loss) attributable to ordinary shareholders	$188,340	$1,059,916	$651,128
Net income (loss)	$188,340	$1,059,916	$651,128
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	434,051	(750,755)	834,601
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	424,861	—	—
Change in adjustments related to future policy benefit reserves, net of tax	(400,456)	(44,660)	—
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	274,083	—	—
Change in net unrealized gains (losses) on affiliate and investments, net of tax	35,143	26,637	46,162
Change in OTTI losses recognized in other comprehensive income, net of tax	13,143	32,181	67,280
Change in underfunded pension liability	(7,550)	7,653	(3,371)
Change in value of cash flow hedge	255	439	439
Foreign currency translation adjustments	(25,729)	(54,858)	(8,156)
Comprehensive income (loss)	$936,141	$276,553	$1,588,083
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	2014	2013	2012
Net income (loss)	$188,340	$1,059,916	$651,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(197,843)	(1,071,836)	(662,274)
Share based compensation	81,287	46,489	47,472
Amounts due to (from) subsidiaries	(23,819)	104,590	166,853
Dividends received from subsidiaries	858,521	617,719	—
Other	(10,632)	(16,570)	(3,296)
Total adjustments	$707,514	$(319,608)	$(451,245)
Net cash provided by (used in) operating activities	$895,854	$740,308	$199,883
Cash flows provided by (used in) investing activities:
Returns of capital from subsidiaries	$79,086	$84,589	$341,750
Net cash provided by (used in) investing activities	$79,086	$84,589	$341,750
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$6,367	$12,623	$5,413
Dividends paid	(169,620)	(160,155)	(134,799)
Buybacks of ordinary shares	(801,953)	(675,617)	(402,930)
Net cash provided by (used in) financing activities	$(965,206)	$(823,149)	$(532,316)
Net change in cash and cash equivalents	9,734	1,748	9,317
Cash and cash equivalents – beginning of period	12,709	10,961	1,644
Cash and cash equivalents – end of period	$22,443	$12,709	$10,961
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE FINANCIAL STATEMENTS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Presentation
The condensed financial information of XL Group plc reflects its directly wholly-owned subsidiaries using the equity method of accounting. To facilitate period-to-period comparisons, certain reclassifications have been made to prior year condensed financial statement amounts to conform to the current year presentation. There has been no effect on net income from this change in presentation.
2. Dividends and Returns of Capital
For the indicated years ended December 31, XL Group plc received dividends and/or returns of capital from XLIT Ltd. a wholly-owned subsidiary.

(U.S. dollars in million)	2014	2013	2012
Dividends and returns of capital	$940	$702	$342
3. Commitments and Guarantees
See Item 8, Note 19, “Commitments and Contingencies,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

XL GROUP PLC
SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2014
Life reinsurance in force (1)	$—	$46,947,677	$68,854,340	$21,906,663	314.3%
Premiums Earned:
Property and casualty operations	$5,173,403	$1,799,294	$2,343,329	$5,717,438	41.0%
Life operations	—	155,804	333,436	177,632	187.7%
Total premiums earned	$5,173,403	$1,955,098	$2,676,765	$5,895,070	45.4%
2013
Life reinsurance in force (1)	$—	$378,391	$77,917,632	$77,539,241	100.5%
Premiums Earned:
Property and casualty operations	$4,966,207	$1,315,369	$2,363,261	$6,014,099	39.3%
Life operations	—	28,920	324,342	295,422	109.8%
Total premiums earned	$4,966,207	$1,344,289	$2,687,603	$6,309,521	42.6%
2012
Life reinsurance in force (1)	$—	$443,798	$82,099,647	$81,655,849	100.5%
Premiums Earned:
Property and casualty operations	$4,604,323	$1,231,835	$2,393,490	$5,765,978	41.5%
Life operations	—	31,322	355,781	324,459	109.7%
Total premiums earned	$4,604,323	$1,263,157	$2,749,271	$6,090,437	45.1%
____________

(1)	Represents the sum face value outstanding of the in force life reinsurance policies.

XL GROUP PLC
SCHEDULE VI
SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(U.S. dollars in thousands)	Deferred Acquisition Costs	Reserves for Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2014	$357,067	$19,353,241	$3,973,159	$5,717,438	$642,492	$3,513,469	$(255,076)	$3,821,335	$724,003	$5,767,209
2013	$537,473	$20,481,065	$3,846,568	$6,014,099	$671,071	$4,021,353	$(289,889)	$3,828,139	$882,658	$5,903,982
2012	$536,664	$20,484,121	$3,755,117	$5,765,978	$712,905	$4,081,376	$(315,894)	$3,783,242	$872,399	$5,957,019

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2015
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK
Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	February 25, 2015
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

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2015
Michael S. McGavick
/s/ PETER R. PORRINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2015
Peter R. Porrino
/s/ RAMANI AYER	Director	February 25, 2015
Ramani Ayer
/s/ DALE R. COMEY	Director	February 25, 2015
Dale R. Comey
/s/ ROBERT R. GLAUBER	Director and Chairman of the Board of Directors	February 25, 2015
Robert R. Glauber
/s/ EDWARD J. KELLY, III	Director	February 25, 2015
Edward J. Kelly, III
/s/ SUZANNE B. LABARGE	Director	February 25, 2015
Suzanne B. Labarge
/s/ JOSEPH MAURIELLO	Director	February 25, 2015
Joseph Mauriello
/s/ EUGENE M. MCQUADE	Director	February 25, 2015
Eugene M. McQuade
/s/ CLAYTON S. ROSE	Director	February 25, 2015
Clayton S. Rose
/s/ ANNE STEVENS	Director	February 25, 2015
Anne Stevens
/s/ SIR JOHN VEREKER	Director	February 25, 2015
Sir John Vereker