Form 10-Q
period 2015-03-31
XL GROUP PLC
filed 2015-05-11
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
As of May 6, 2015, there were 306,635,642 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	March 31, 2015	December 31, 2014
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $27,370,101; 2014, $27,728,771)	$29,110,400	$29,359,034
Equity securities, at fair value (cost: 2015, $665,682; 2014, $763,833)	783,471	868,292
Short-term investments, at fair value (amortized cost: 2015, $169,903; 2014, $257,221)	168,862	256,727
Total investments available for sale	$30,062,733	$30,484,053
Fixed maturities, trading at fair value (amortized cost: 2015, $138,647; 2014, $1,180)	$139,377	$1,171
Investments in affiliates	1,655,394	1,637,620
Other investments	1,328,935	1,248,439
Total investments	$33,186,439	$33,371,283
Cash and cash equivalents	3,209,934	2,521,814
Accrued investment income	278,714	315,964
Deferred acquisition costs	417,275	354,533
Ceded unearned premiums	1,078,575	952,525
Premiums receivable	2,898,739	2,473,736
Reinsurance balances receivable	118,384	131,519
Unpaid losses and loss expenses recoverable	3,529,331	3,429,368
Receivable from investments sold	19,627	92,762
Goodwill and other intangible assets	442,431	447,952
Deferred tax asset	192,286	204,491
Other assets	708,821	750,872
Total assets	$46,080,556	$45,046,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$18,965,264	$19,353,243
Deposit liabilities	1,211,203	1,245,367
Future policy benefit reserves	4,375,863	4,707,199
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable: 2015, $3,933,589; 2014, 4,265,678)	1,138,652	1,155,016
Unearned premiums	4,532,022	3,973,132
Notes payable and debt	2,643,561	1,662,580
Reinsurance balances payable	558,952	493,230
Payable for investments purchased	75,145	42,291
Deferred tax liability	66,115	66,246
Other liabilities	867,356	912,749
Total liabilities	$34,434,133	$33,611,053
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2015, 256,683,621; 2014, 255,182,955)	$2,567	$2,552
Additional paid in capital	7,361,138	7,359,102
Accumulated other comprehensive income	1,705,170	1,484,458
Retained earnings	1,175,182	1,187,639
Shareholders’ equity attributable to XL Group plc	$10,244,057	$10,033,751
Non-controlling interest in equity of consolidated subsidiaries	1,402,366	1,402,015
Total shareholders’ equity	$11,646,423	$11,435,766
Total liabilities and shareholders’ equity	$46,080,556	$45,046,819
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except per share data)	2015	2014
Revenues:
Net premiums earned	$1,334,000	$1,488,839
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	158,094	233,189
Net investment income - Life Funds Withheld Assets	50,419	—
Total net investment income	$208,513	$233,189
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments trading securities ("Trading") - Life Funds Withheld Assets:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	15,178	22,956
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(10,515)	(2,276)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(61)	(1,451)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	52,738	—
OTTI on investments - Life Funds Withheld Assets	(5,209)	—
Net unrealized gains (losses) on investments Trading - Life Funds Withheld Assets	760	—
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments Trading - Life Funds Withheld Assets	$52,891	$19,229
Net realized and unrealized gains (losses) on derivative instruments	16,521	1,810
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(229,367)	—
Income (loss) from investment fund affiliates	35,329	33,303
Fee income and other	4,728	11,454
Total revenues	$1,422,615	$1,787,824
Expenses:
Net losses and loss expenses incurred	$769,827	$831,505
Claims and policy benefits	19,387	113,587
Acquisition costs	153,696	199,414
Operating expenses	325,656	310,424
Foreign exchange (gains) losses	27,390	10,441
Interest expense	51,438	42,941
Total expenses	$1,347,394	$1,508,312
Income (loss) before income tax and income (loss) from operating affiliates	$75,221	$279,512
Income (loss) from operating affiliates	22,668	46,285
Provision (benefit) for income tax	24,218	34,321
Net income (loss)	$73,671	$291,476
Non-controlling interests	37,390	35,759
Net income (loss) attributable to ordinary shareholders	$36,281	$255,717
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	255,724	276,337
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	260,704	280,458
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.14	$0.93
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.14	$0.91
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2015	2014
Net income (loss) attributable to ordinary shareholders	$36,281	$255,717
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	60,345	241,390
Change in adjustments related to future policy benefit reserves, net of tax	60,356	(34,004)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	37,115	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	15,865	3,123
Change in OTTI losses recognized in other comprehensive income, net of tax	9,858	3,296
Change in underfunded pension liability, net of tax	975	(31)
Change in value of cash flow hedge	95	110
Foreign currency translation adjustments, net of tax	36,103	(3,880)
Comprehensive income (loss)	$256,993	$465,721
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2015	2014
Ordinary Shares:
Balance - beginning of year	$2,552	$2,783
Issuance of ordinary shares	15	10
Buybacks of ordinary shares	(1)	(58)
Exercise of stock options	1	1
Balance - end of period	$2,567	$2,736
Additional Paid in Capital:
Balance - beginning of year	$7,359,102	$7,994,100
Issuance of ordinary shares	6	7
Buybacks of ordinary shares	(1,573)	(168,144)
Exercise of stock options	1,771	1,309
Share-based compensation	1,832	1,396
Balance - end of period	$7,361,138	$7,828,668
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$1,484,458	$736,657
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	60,345	241,390
Change in adjustments related to future policy benefit reserves, net of tax	60,356	(34,004)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	37,115	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	15,865	3,123
Change in OTTI losses recognized in other comprehensive income, net of tax	9,858	3,296
Change in underfunded pension liability, net of tax	975	(31)
Change in value of cash flow hedge	95	110
Foreign currency translation adjustments, net of tax	36,103	(3,880)
Balance - end of period	$1,705,170	$946,661
Retained Earnings (Deficit):
Balance - beginning of year	$1,187,639	$1,264,093
Net income (loss) attributable to ordinary shareholders	36,281	255,717
Dividends on ordinary shares	(41,599)	(44,620)
Buybacks of ordinary shares	(393)	(8,293)
Share-based compensation	(6,746)	—
Balance - end of period	$1,175,182	$1,466,897
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,402,015	$1,351,665
Non-controlling interests - contributions	2,569	7,001
Non-controlling interests - distributions	(4,175)	—
Non-controlling interests	1,957	346
Balance - end of period	$1,402,366	$1,359,012
Total Shareholders’ Equity	$11,646,423	$11,603,974
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$73,671	$291,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(52,891)	(19,229)
Net realized and unrealized (gains) losses on derivative instruments	(16,521)	(1,810)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	229,367	—
Amortization of premiums (discounts) on fixed maturities	35,998	39,488
(Income) loss from investment and operating affiliates	(45,467)	(31,999)
Share-based compensation	18,295	15,974
Depreciation	10,907	14,961
Accretion of deposit liabilities	10,044	10,477
Changes in:
Unpaid losses and loss expenses	77,832	(72,058)
Future policy benefit reserves	(49,279)	(49,780)
Funds withheld on life retrocession arrangements, net	(169,569)	—
Unearned premiums	655,733	621,009
Premiums receivable	(517,881)	(594,243)
Unpaid losses and loss expenses recoverable	(148,962)	28,747
Ceded unearned premiums	(146,049)	(110,310)
Reinsurance balances receivable	10,057	(60,224)
Deferred acquisition costs	(72,340)	(56,937)
Reinsurance balances payable	84,261	269,717
Deferred tax asset - net	14,119	(598)
Derivatives	141,754	(12,277)
Other assets	(31,407)	(25,731)
Other liabilities	(94,545)	(77,037)
Other	17,851	20,452
Total adjustments	$(38,693)	$(91,408)
Net cash provided by (used in) operating activities	$34,978	$200,068
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,473,941	$1,106,926
Proceeds from redemption of fixed maturities and short-term investments	1,053,739	1,056,358
Proceeds from sale of equity securities	189,473	76,382
Purchases of fixed maturities and short-term investments	(2,835,304)	(1,411,447)
Purchases of equity securities	(94,141)	(80,833)
Proceeds from sale of affiliates	77,916	145,174
Purchases of affiliates	(29,037)	(86,205)
Other, net	(32,141)	(106,075)
Net cash provided by (used in) investing activities	$(195,554)	$700,280
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$1,772	$1,310
Buybacks of ordinary shares	(1,966)	(176,496)
Dividends paid on ordinary shares	(40,922)	(43,847)
Distributions to non-controlling interests	(7,172)	(3,008)
Contributions from non-controlling interests	2,569	7,001
Proceeds from the issuance of debt	980,600	—
Deposit liabilities	(38,788)	(17,270)
Net cash provided by (used in) financing activities	$896,093	$(232,310)
Effects of exchange rate changes on foreign currency cash	(47,397)	7,177
Increase (decrease) in cash and cash equivalents	$688,120	$675,215
Cash and cash equivalents - beginning of period	2,521,814	1,800,832
Cash and cash equivalents - end of period	$3,209,934	$2,476,047
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the “Company” include XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries.
These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), “Significant Accounting Policies – Basis of Preparation and Consolidation,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
2. Significant Accounting Policies
(a) Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning consolidation of certain legal entities. Under this new guidance, all legal entities are required to evaluate whether they should consolidate certain legal entities. The guidance: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for certain reporting entities. Upon adoption of the new guidance, differing requirements for performing a consolidation analysis under existing GAAP will be eliminated, and all reporting entities will now fall within the scope of the Accounting Standards Codification Subtopic 810-10, Consolidation-Overall, unless a specific exception applies. Under this Subtopic, there are only two primary models for determining whether consolidation is appropriate - a voting interest entity model, and a variable interest entity model. The guidance is effective for public business entities for annual periods ending after December 15, 2015, and interim and annual periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this guidance.
In April 2015, the FASB issued an accounting standards update concerning the presentation of deferred debt issuance costs in an entity's balance sheet. Under this new guidance, which is part of the FASB's initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, it is required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, the guidance also requires that the amortization of such costs be reported as interest expense. The guidance is effective for public business entities for annual periods beginning after December 31, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. This guidance is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisition and Disposals
(a)    Catlin Acquisition
On May 1, 2015 (the "Acquisition Date"), the Company completed its acquisition (the "Acquisition") of the entire issued share capital of Catlin Group Limited ("Catlin") as contemplated by that certain Implementation Agreement, dated January 9, 2015 (the “Implementation Agreement”), by and among XL-Ireland, Green Holdings Limited, a direct, wholly-owned subsidiary of the Company (“Green Holdings”), and Catlin.
Pursuant to the terms of the Implementation Agreement, the Acquisition was implemented by way of a scheme of arrangement (the “Scheme”) under Section 99 of the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), and sanctioned by the Supreme Court of Bermuda (the “Court”), immediately after which Catlin was merged with and into Green Holdings under Section 104H of the Companies Act, with Green Holdings as the surviving company, pursuant to the terms of that certain Merger Agreement, dated January 9, 2015 (the “Merger Agreement”), among XL-Ireland, Green Holdings and Catlin. The XL Shares issued in connection with the Acquisition were issued in reliance upon an exemption from registration under U.S. federal securities laws provided by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share (“Catlin Shares”), for consideration per Catlin Share (the “Acquisition Consideration”) equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share (“XL Shares”), subject to the mix and match facility set forth in the Implementation Agreement. The newly-issued XL Shares are listed on the New York Stock Exchange.
XL-Ireland issued approximately 49.9 million XL Shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration pursuant to the terms of the Scheme.
The foregoing description of the Implementation Agreement and the Merger Agreement is qualified in its entirety by reference to the full text of the Implementation Agreement and Merger Agreement, copies of which were filed on Form 8-K on January 9, 2015.
In connection with the Acquisition, on January 9, 2015, the Company announced that it was able to rely on £1.6 billion of debt to be provided under a bridge facility entered into by XLIT Ltd., a wholly-owned subsidiary of the Company ("XL-Cayman"), and arranged by Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA (the "Bridge Facility") for the purposes of discharging the cash component of the Acquisition consideration.
In addition, on January 9, 2015, the Company entered into deal contingent deliverable foreign exchange forwards ("FX Forwards") with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate risk of foreign currency exposure related to the Acquisition. Following the close of the Acquisition, the FX Forwards were settled.
The calculation of the consideration transferred to acquire Catlin Shares is as follows:

(In thousands, except per share data)
Catlin Shares outstanding as of April 30, 2015 that will receive share consideration (including the dilutive effect of warrants)	384,118
Exchange ratio per the merger agreement	0.130
Share issuance to Catlin shareholders	49,935
Closing price per share on April 30, 2015 (1)	$37.08
Share issuance consideration	$1,851,601
Shares of Catlin common stock outstanding as of April 30, 2015 that will receive cash consideration (including the dilutive effect of warrants)	384,118
Cash price component, per share in GBP	£3.88
Cash consideration, in GBP	£1,490,377
Foreign exchange rate: GBP/USD on April 30, 2015	$1.5349
Cash consideration	$2,287,579
Total acquisition consideration	$4,139,180
____________

(1)	The closing market price of XL's common stock on the acquisition date represents the fair value of shares issued as part of the consideration transferred.
The Company financed the $2.29 billion cash consideration portion of the Acquisition by issuing $1.0 billion of subordinated debt, net proceeds of which were $980.6 million, and the remaining $1.31 billion by using cash and cash equivalents on hand. See Note 10, "Notes Payable and Debt and Financing Arrangements," for further information on the debt issuance. The Company terminated the commitments under the Bridge Facility as of April 8, 2015, due to a sufficient amount in escrow to discharge the cash consideration payable to Catlin shareholders in respect of the Acquisition.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Due to the limited time subsequent to the Acquisition Date, the accounting for the Acquisition is not yet complete. The Company will file an amendment to its current report on Form 8-K filed on May 4, 2015 to provide pro forma financial statements and intends to include amounts recognized as of the Acquisition Date for the major classes of assets and liabilities assumed, pre-acquisition contingencies and goodwill in the Company's Quarterly Report on Form 10-Q for the second quarter of 2015.
The Company incurred certain acquisition, integration and financing costs associated with the transaction prior to the Acquisition Date. The Company has recorded $25.5 million of these costs for the three months ended March 31, 2015, of which $10.5 million has been included in Operating expenses and $15.0 million has been included in Interest expense. However, the assets acquired and the liabilities assumed from Catlin, the consideration paid to acquire Catlin, as well as the results of Catlin's operations are not reflected in the Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2015.
(b)    Sale of Strategic Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re"), an indirect wholly-owned subsidiary of the Company, completed the previously announced sale of all of its shares in ARX Holding Corp. ("ARX") to The Progressive Corporation ("Progressive") pursuant to the terms of the Stock Purchase Agreement with Progressive. XL Re's shares in ARX represented approximately 40.6% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. As of March 31, 2015, the Company recorded XL Re's shares in ARX as $222.6 million, included within Investments in Affiliates.
XL Re received approximately $560 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. The Company will record a gain of approximately $337 million in the second quarter as a result of this transaction.
(c)    Sale of Life Reinsurance Subsidiary
On May 1, 2014, a wholly owned subsidiary of the Company, XL Insurance (Bermuda) Ltd (“XLIB”), entered into a sale and purchase agreement with GreyCastle Holdings Ltd. (“GreyCastle”) providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd (“XLLR”), to GreyCastle for $570 million in cash (subsequent to the transaction, XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")). This transaction closed on May 30, 2014. As a result of the transaction, the Company ceded the majority of its life reinsurance business to GCLR via 100% quota share reinsurance (the "Life Retro Arrangements"). This transaction covered a substantial portion of our life reinsurance reserves. The Company ceased writing new life reinsurance contracts in 2009 and since that time has been managing the run-off of its life reinsurance operations ("Run-Off Life Operations"). The designated investments that support the Life Retro Arrangements on a funds withheld basis ("Life Funds Withheld Assets") are managed pursuant to agreed investment guidelines that meet the contractual commitments of the Company's ceding subsidiaries and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR.
The Run-Off Life Operations business, including the business subject to the transaction with GreyCastle, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, the Company no longer considers the Life operations to be a separate operating segment and the results of the Run-Off Life Operations are reported within “Corporate and Other.” See Note 5, "Segment Information," for further information. In addition, certain securities within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 6, "Investments," for further information.
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
As of May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of the GreyCastle transaction, the Company retained approximately $0.4 billion of these reserves, and recorded a reinsurance recoverable from GCLR of $4.8 billion. Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable)" on the unaudited consolidated balance sheets. The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.4 billion, of which the Company retained approximately $0.4 billion, after consideration of its future policy benefit reserves recoverable from GCLR of approximately $3.9 billion. The net funds withheld liability included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" was $1.1 billion. The Company continued to own $5.1 billion of assets supporting the Life Retro Arrangements.
The impact of the Life Retro Arrangements on the Company's results was as follows:

Impact of Life Retro Arrangements	Three months ended March 31,
(U.S. dollars in thousands)	2015
Underwriting profit (loss) (1)	$603
Net investment income - Life Funds Withheld Assets	50,419
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	52,738
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	760
OTTI on investments - Life Funds Withheld Assets	(5,209)
Exchange (gains) losses	3,684
Other income and expenses	(1,298)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(229,367)
Net income (loss)	$(127,670)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	37,115
Change in adjustments related to future policy benefit reserves, net of tax	60,356
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	30,802
Total changes to other comprehensive income as a result of Life Retro Arrangements	$128,273
Comprehensive income (loss)	$603
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the three months ended March 31, 2015 relating to the Life Retro Arrangements transaction which was completed on May 30, 2014. Excluding this transaction, the impact to comprehensive income relating to the Life Retro Arrangements was nil for the three months ended March 31, 2015.

As shown in the table above, although the Company's net income (loss) is subject to variability related to the Life Retro Arrangements, there is minimal net impact on the Company's comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales on the Life Funds Withheld Assets subsequent to May 30, 2014.

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
As discussed in Note 3(c), “Acquisition and Disposals - Sale of Life Reinsurance Subsidiary,” under the Life Retro Arrangements, all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, the financial statements and accompanying notes included herein separately report the Life Funds Withheld Assets from the rest of the Company's investments.
For further information about the Company's fair value measurements, see Item 8, Note 2(b), “Significant Accounting Policies - Fair Value Measurements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy:

March 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2015
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$3,378,342	$—	$—	$3,378,342
Corporate (1)	—	8,148,777	5,861	—	8,154,638
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	3,709,514	1,820	—	3,711,334
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	380,135	—	—	380,135
Commercial mortgage-backed securities (“CMBS”)	—	1,032,720	—	—	1,032,720
Collateralized debt obligations (“CDO”)	—	4,051	496,923	—	500,974
Other asset-backed securities	—	1,165,123	2,244	—	1,167,367
U.S. States and political subdivisions of the States	—	1,973,140	—	—	1,973,140
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,093,771	—	—	4,093,771
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$23,885,573	$506,848	$—	$24,392,421
Equity securities, at fair value	497,496	285,975	—	—	783,471
Short-term investments, at fair value (1)(2)	—	168,862	—	—	168,862
Total investments AFS - Excluding Funds Withheld Assets	$497,496	$24,340,410	$506,848	$—	$25,344,754
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$17,613	$—	$—	$17,613
Corporate	—	2,746,226	—	—	2,746,226
RMBS – Agency	—	2,130	—	—	2,130
RMBS – Non-Agency	—	38,808	—	—	38,808
CMBS	—	159,257	—	—	159,257
Other asset-backed securities	—	244,140	—	—	244,140
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,509,805	—	—	1,509,805
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$4,717,979	$—	$—	$4,717,979
Total investments - AFS, at fair value	$497,496	$29,058,389	$506,848	$—	$30,062,733
Fixed maturities - trading securities ("Trading")
Corporate	—	137,438	—	—	137,438
Other asset-backed securities	—	1,939	—	—	1,939
Total fixed maturities - Trading, at fair value	$—	$139,377	$—	$—	$139,377
Cash equivalents (3)	1,835,344	393,154	—	—	2,228,498
Cash equivalents - Life Funds Withheld Assets (3)	788	120,721	—	—	121,509
Other investments (4)	—	784,486	190,097	—	974,583
Other assets (5)	—	244,900	12,980	(587)	257,293
Total assets accounted for at fair value	$2,333,628	$30,741,027	$709,925	$(587)	$33,783,993
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$654,561	$—	$—	$654,561
Financial instruments sold, but not yet purchased (7)	1,572	5,660	—	—	7,232
Other liabilities (5)	—	99,649	22,586	(587)	121,648
Total liabilities accounted for at fair value	$1,572	$759,870	$22,586	$(587)	$783,441

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2014
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$2,171,953	$—	$—	$2,171,953
Corporate (1)	—	8,772,479	5,894	—	$8,778,373
Residential mortgage-backed securities – RMBS - Agency	—	3,726,666	1,910	—	$3,728,576
Residential mortgage-backed securities – RMBS - Non-Agency	—	427,351	—	—	$427,351
CMBS	—	1,052,544	—	—	$1,052,544
CDO	—	4,076	687,958	—	$692,034
Other asset-backed securities	—	1,060,005	5,288	—	$1,065,293
U.S. States and political subdivisions of the States	—	2,021,272	—	—	$2,021,272
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,240,073	—	—	$4,240,073
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$23,476,419	$701,050	$—	$24,177,469
Equity securities, at fair value	502,284	366,008	—	—	868,292
Short-term investments, at fair value (1)(2)	—	256,727	—	—	256,727
Total investments AFS - Excluding Funds Withheld Assets	$502,284	$24,099,154	$701,050	$—	$25,302,488
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$18,724	$—	$—	$18,724
Corporate	—	2,817,980	—	—	$2,817,980
RMBS – Agency	—	3,782	—	—	$3,782
RMBS – Non-Agency	—	85,335	—	—	$85,335
CMBS	—	193,167	—	—	$193,167
Other asset-backed securities	—	273,541	—	—	$273,541
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,789,036	—	—	$1,789,036
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$5,181,565	$—	$—	$5,181,565
Total investments - AFS, at fair value	$502,284	$29,280,719	$701,050	$—	$30,484,053
Fixed maturities - Trading
Corporate	—	1,171	—	—	$1,171
Total fixed maturities - Trading, at fair value	$—	$1,171	$—	$—	$1,171
Cash equivalents (3)	1,103,877	397,955	—	—	$1,501,832
Cash equivalents - Life Funds Withheld Assets (3)	460	132,738	—	—	$133,198
Other investments (4)	—	708,974	185,083	—	$894,057
Other assets (5)	—	122,996	13,663	(696)	$135,963
Total assets accounted for at fair value	$1,606,621	$30,644,553	$899,796	$(696)	$33,150,274
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$450,831	$—	$—	$450,831
Financial instruments sold, but not yet purchased (7)	4,737	25,669	—	—	$30,406
Other liabilities (5)	—	7,757	23,427	(696)	$30,488
Total liabilities accounted for at fair value	$4,737	$484,257	$23,427	$(696)	$511,725
____________

(1)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $74.8 million and $79.9 million and an amortized cost of $63.8 million and $68.4 million as of March 31, 2015 and December 31, 2014, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/Supported securities.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(4)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $354.4 million as of March 31, 2015 and $354.4 million at December 31, 2014, are carried at amortized cost. For further information, see Item 8, Note 8, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

(6)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the Life Retro Arrangements described in Note 3(c), ”Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," accrue to the benefit of GCLR.

(7)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheets.
(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three months ended March 31, 2015 and 2014 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at March 31, 2015 and 2014, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2015 and 2014, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during each of the three months ended March 31, 2015 and 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2015
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$5,894	$1,910	$—	$—	$687,958
Realized gains (losses)	(1)	—	—	—	36
Movement in unrealized gains (losses)	48	(1)	—	—	5,555
Purchases and issuances	—	—	—	—	—
Sales	—	—	—	—	(155,085)
Settlements	(80)	(89)	—	—	(41,541)
Transfers into Level 3		—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$5,861	$1,820	$—	$—	$496,923
Movement in total gains (losses) above relating to instruments still held at the reporting date	$48	$(1)	$—	$—	$2,668

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2015
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$5,288	$—	$—	$185,083	$(9,764)
Realized gains (losses)	(1)	—	—	1,302	—
Movement in unrealized gains (losses)	2	—	—	(1,827)	158
Purchases and issuances	—	—	—	6,793	—
Sales	—	—	—	—
Settlements	(3,045)	—	—	(1,254)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$2,244	$—	$—	$190,097	$(9,606)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$—	$(524)	$158

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2014
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$31,573	$10,473	$9	$12,533	$710,253
Realized gains (losses)	120	(1)	—	2	1,581
Movement in unrealized gains (losses)	(2)	1	2	(3)	3,681
Purchases and issuances	1,434	—	—	—	27,814
Sales	—	—	—	—	(9,931)
Settlements	(5,114)	(573)	—	(6,606)	(14,571)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(23,629)	(972)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$4,382	$8,928	$11	$5,926	$718,827
Movement in total gains (losses) above relating to instruments still held at the reporting date	$148	$—	$2	$—	$4,969

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2014
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$11,877	$—	$2,015	$113,472	$(29,110)
Realized gains (losses)	(15)	—	—	3,566	—
Movement in unrealized gains (losses)	62	—	(15)	1,494	(3,386)
Purchases and issuances	—	—	—	11,089	—
Sales	—	—	—	—	—
Settlements	(1,251)	—	(2,000)	(13,203)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$10,673	$—	$—	$116,418	$(32,496)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$46	$—	$—	$5,061	$(3,386)
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d) Other investments
Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 8, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values as of March 31, 2015 and December 31, 2014. All of these fair value estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

	March 31, 2015		December 31, 2014
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments, structured transactions	$354,352	$367,491	$354,382	$371,625
Deposit liabilities	$1,211,203	$1,528,570	$1,245,367	$1,543,761
Notes payable and debt	2,643,561	2,957,605	1,662,580	1,897,854
Financial Liabilities	$3,854,764	$4,486,175	$2,907,947	$3,441,615
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 33.4 basis points and 29.5 basis points as of March 31, 2015 and December 31, 2014, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction as described in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," GCLR reinsures the majority of the Company's life reinsurance business through the Life Retro Arrangements. The Company no longer considers the Life Operations to be a separate operating segment and the results of the Run-Off Life Operations are reported within “Corporate and Other.” The Company’s general investment and financing operations are also reflected in Corporate and Other. The run-off business subject to the Life Retro Arrangements was, prior to June 30, 2014, reported within the Company’s Life operations segment. Prior period information has been recast to reflect the current presentation.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty (“P&C”) operations to the individual segments, except as noted below. Investment assets related to the Company’s Run-Off Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or in Corporate and Other. The following tables summarize the segment results for the three months ended March 31, 2015 and 2014:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,654,747	$825,662	$2,480,409	$74,951	$2,555,360
Net premiums written	1,089,108	747,635	1,836,743	14,506	1,851,249
Net premiums earned	962,306	357,188	1,319,494	14,506	1,334,000
Net losses and loss expenses	616,947	152,880	769,827	19,387	789,214
Acquisition costs	80,387	71,492	151,879	1,817	153,696
Operating expenses (2)	208,457	42,495	250,952	931	251,883
Underwriting profit (loss)	$56,515	$90,321	$146,836	$(7,629)	$139,207
Net investment income - excluding Life Funds Withheld Assets (3)			132,808	10,210	143,018
Net investment income - Life Funds Withheld Assets				50,419	50,419
Net results from structured products (4)	2,905	2,120	5,025	—	5,025
Net fee income and other (5)	(7,465)	825	(6,640)	132	(6,508)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			5,807	(1,205)	4,602
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	48,289	48,289
Net realized and unrealized gains (losses) on derivative instruments			—	16,521	16,521
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(229,367)	(229,367)
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	57,997	57,997
Exchange (gains) losses			—	27,390	27,390
Corporate operating expenses			—	62,443	62,443
Contribution from P&C and Corporate and Other			283,836	(144,466)	139,370
Interest expense (7)				41,481	41,481
Non-controlling interests				37,390	37,390
Income tax expense				24,218	24,218
Net income (loss) attributable to ordinary shareholders					$36,281
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.1%	42.8%	58.3%
Underwriting expense ratio	30.0%	31.9%	30.6%
Combined ratio	94.1%	74.7%	88.9%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $15.1 million and $10.0 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,570,926	$857,713	$2,428,639	$84,297	$2,512,936
Net premiums written	1,127,367	792,173	1,919,540	76,311	1,995,851
Net premiums earned	992,440	420,088	1,412,528	76,311	1,488,839
Net losses and loss expenses	639,193	192,312	831,505	113,587	945,092
Acquisition costs	105,000	87,235	192,235	7,179	199,414
Operating expenses (2)	203,053	40,861	243,914	3,188	247,102
Underwriting profit (loss)	$45,194	$99,680	$144,874	$(47,643)	$97,231
Net investment income - excluding Life Funds Withheld Assets (3)			143,527	70,892	214,419
Net results from structured products (4)	4,890	3,063	7,953	—	7,953
Net fee income and other (5)	(1,212)	673	(539)	45	(494)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			17,666	1,563	19,229
Net realized and unrealized gains (losses) on derivative instruments			—	1,810	1,810
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	79,588	79,588
Exchange (gains) losses			—	10,441	10,441
Corporate operating expenses			—	51,338	51,338
Contribution from P&C and Corporate and Other			313,481	44,476	357,957
Interest expense (7)				32,160	32,160
Non-controlling interests				35,759	35,759
Income tax expense				34,321	34,321
Net income (loss) attributable to ordinary shareholders					$255,717
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.4%	45.8%	58.9%
Underwriting expense ratio	31.0%	30.5%	30.8%
Combined ratio	95.4%	76.3%	89.7%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations and Life Funds Withheld Assets since the sale of XLLR did not occur until May 1, 2014.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $18.8 million and $10.8 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$266,411	$35,008	$—	$301,419
Casualty	309,335	58,208	—	367,543
Property catastrophe	—	94,073	—	94,073
Property	128,241	131,224	—	259,465
Marine, energy, aviation and satellite	—	18,075	—	18,075
Specialty	184,724	—	—	184,724
Other (1)	73,595	20,600	—	94,195
Total P&C Operations	$962,306	$357,188	$—	$1,319,494
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$(1)	$(1)
Run-off Life operations - Other Life	—	—	14,507	14,507
Total Corporate and Other	$—	$—	$14,506	$14,506
Total	$962,306	$357,188	$14,506	$1,334,000

Three Months Ended March 31, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$275,427	$50,104	$—	$325,531
Casualty	344,004	76,721	—	420,725
Property catastrophe	—	108,437	—	108,437
Property	139,733	135,239	—	274,972
Marine, energy, aviation and satellite	—	23,514	—	23,514
Specialty	176,909	—	—	176,909
Other (1)	56,367	26,073	—	82,440
Total P&C Operations	$992,440	$420,088	$—	$1,412,528
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$31,797	$31,797
Run-off Life operations - Other Life	—	—	44,514	44,514
Total Corporate and Other	$—	$—	$76,311	$76,311
Total	$992,440	$420,088	$76,311	$1,488,839
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Income Securities
During the second quarter of 2014, fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity ("HTM") to AFS in conjunction with the sale of XLLR as discussed in Note 3(c), “Acquisition and Disposals - Sale of Life Reinsurance Subsidiary." As a result, the Company no longer holds HTM securities. Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million, net of tax, as a reduction of comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 15, "Accumulated Other Comprehensive Income (Loss)," for further information.
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
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including OTTI recorded in accumulated other comprehensive income (“AOCI”) of the Company’s AFS investments as of March 31, 2015 and December 31, 2014, were as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$3,299,458	$87,025	$(8,141)	$3,378,342	$—
Corporate (2)	7,806,607	398,357	(50,326)	8,154,638	(3,309)
RMBS – Agency	3,585,638	131,468	(5,772)	3,711,334	—
RMBS – Non-Agency	368,317	29,770	(17,952)	380,135	(58,364)
CMBS	1,010,518	25,603	(3,401)	1,032,720	(1,801)
CDO	520,929	1,675	(21,630)	500,974	(1,648)
Other asset-backed securities (2)	1,134,928	41,386	(8,947)	1,167,367	(1,662)
U.S. States and political subdivisions of the States	1,842,561	131,843	(1,264)	1,973,140	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,010,656	154,829	(71,714)	4,093,771	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,579,612	$1,001,956	$(189,147)	$24,392,421	$(66,784)
Total short-term investments - Excluding Life Funds Withheld Assets	$169,903	$149	$(1,190)	$168,862	$—
Total equity securities - Excluding Life Funds Withheld Assets	$665,682	$132,731	$(14,942)	$783,471	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$24,415,197	$1,134,836	$(205,279)	$25,344,754	$(66,784)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$13,163	$4,450	$—	$17,613	$—
Corporate (2)	2,277,295	468,931	—	2,746,226	—
RMBS – Agency	1,641	489	—	2,130	—
RMBS – Non-Agency	32,880	5,928	—	38,808	—
CMBS	131,830	27,427	—	159,257	—
Other asset-backed securities	209,714	34,426	—	244,140	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,123,966	385,839	—	1,509,805	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$3,790,489	$927,490	$—	$4,717,979	$—
Total investments - AFS	$28,205,686	$2,062,326	$(205,279)	$30,062,733	$(66,784)

Fixed maturities - Trading - Life Funds Withheld Assets				Amortized Cost	Fair Value
Corporate				$136,681	$137,438
Other asset-backed securities				1,966	1,939
Total investments - Trading - Life Funds Withheld Assets				$138,647	$139,377
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

(2)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $74.8 million and an amortized cost of $63.8 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$2,100,851	$77,889	$(6,787)	$2,171,953	$—
Corporate (2)	8,462,130	365,805	(49,562)	8,778,373	(3,309)
RMBS – Agency	3,625,171	114,188	(10,783)	3,728,576	—
RMBS – Non-Agency	404,398	41,108	(18,155)	427,351	(67,918)
CMBS	1,033,819	23,987	(5,262)	1,052,544	(2,033)
CDO	717,544	1,659	(27,169)	692,034	(1,663)
Other asset-backed securities (2)	1,028,528	42,810	(6,045)	1,065,293	(1,797)
U.S. States and political subdivisions of the States	1,892,566	129,910	(1,204)	2,021,272	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,162,425	139,484	(61,836)	4,240,073	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,427,432	$936,840	$(186,803)	$24,177,469	$(76,720)
Total short-term investments - Excluding Life Funds Withheld Assets	$257,221	$49	$(543)	$256,727	$—
Total equity securities - Excluding Life Funds Withheld Assets	$763,833	$130,689	$(26,230)	$868,292	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$24,448,486	$1,067,578	$(213,576)	$25,302,488	$(76,720)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$14,866	$3,858	$—	$18,724	$—
Corporate (2)	2,407,849	410,131	—	2,817,980	—
RMBS – Agency	3,301	481	—	3,782	—
RMBS – Non-Agency	71,075	14,260	—	85,335	—
CMBS	168,886	24,281	—	193,167	—
Other asset-backed securities	238,168	35,373	—	273,541	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,397,194	391,842	—	1,789,036	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,301,339	$880,226	$—	$5,181,565	$—
Total investments - AFS	$28,749,825	$1,947,804	$(213,576)	$30,484,053	$(76,720)

Fixed maturities - Trading - Life Funds Withheld Assets				Amortized Cost	Fair Value
Corporate				$1,180	$1,171
Total investments - Trading - Life Funds Withheld Assets				$1,180	$1,171
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

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

As of March 31, 2015 and December 31, 2014, approximately 2.8% and 3.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 23.1% and 24.9% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, as of March 31, 2015 and December 31, 2014, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities Summary
The contractual maturities of AFS fixed income securities at March 31, 2015 and December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,770,647	$1,781,224	$1,972,224	$1,980,429
Due after 1 through 5 years	9,698,659	9,923,517	8,919,037	9,113,651
Due after 5 through 10 years	4,049,907	4,226,001	4,232,396	4,412,569
Due after 10 years	1,440,069	1,669,149	1,494,315	1,705,022
	$16,959,282	$17,599,891	$16,617,972	$17,211,671
RMBS – Agency	3,585,638	3,711,334	3,625,171	3,728,576
RMBS – Non-Agency	368,317	380,135	404,398	427,351
CMBS	1,010,518	1,032,720	1,033,819	1,052,544
CDO	520,929	500,974	717,544	692,034
Other asset-backed securities	1,134,928	1,167,367	1,028,528	1,065,293
Total mortgage and asset-backed securities	$6,620,330	$6,792,530	$6,809,460	$6,965,798
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,579,612	$24,392,421	$23,427,432	$24,177,469
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$97,637	$107,530	$117,048	$125,326
Due after 1 through 5 years	626,869	676,507	638,526	685,787
Due after 5 through 10 years	798,923	933,986	1,004,698	1,165,348
Due after 10 years	1,890,995	2,555,621	2,059,637	2,649,279
	$3,414,424	$4,273,644	$3,819,909	$4,625,740
RMBS – Agency	1,641	2,130	3,301	3,782
RMBS – Non-Agency	32,880	38,808	71,075	85,335
CMBS	131,830	159,257	168,886	193,167
Other asset-backed securities	209,714	244,140	238,168	273,541
Total mortgage and asset-backed securities	$376,065	$444,335	$481,430	$555,825
Total fixed maturities - AFS - Life Funds Withheld Assets	$3,790,489	$4,717,979	$4,301,339	$5,181,565
Total fixed maturities - AFS	$27,370,101	$29,110,400	$27,728,771	$29,359,034
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$—	$—	$—	$—
Due after 1 through 5 years	64,739	64,733	—	—
Due after 5 through 10 years	5,188	5,131	1,180	1,171
Due after 10 years	66,754	67,574	—	—
	$136,681	$137,438	$1,180	$1,171
Other asset-backed securities	1,966	1,939	—	—
Total mortgage and asset-backed securities	$1,966	$1,939	$—	$—
Total fixed maturities - Trading - Life Funds Withheld Assets	$138,647	$139,377	$1,180	$1,171
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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As of March 31, 2015, the Company had $15.4 billion in pledged assets which includes $1.0 billion of cash, cash equivalents and U.S. government securities held in escrow in relation to the Acquisition and the associated Bridge Facility. See "Note 3(a), "Acquisition and Disposals - Catlin Acquisition," for further information on the Bridge Facility. At December 31, 2014, the Company had $15.2 billion in pledged assets.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities as of March 31, 2015 and December 31, 2014 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
March 31, 2015 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$249,646	$(3,541)	$143,891	$(4,619)
Corporate	688,725	(40,874)	190,397	(9,730)
RMBS – Agency	177,627	(914)	279,354	(4,858)
RMBS – Non-Agency	51,876	(1,815)	188,932	(16,137)
CMBS	120,862	(393)	109,324	(3,008)
CDO	92,517	(294)	346,372	(21,336)
Other asset-backed securities	92,193	(6,219)	37,357	(2,728)
U.S. States and political subdivisions of the States	55,707	(695)	15,310	(569)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	681,300	(39,085)	322,974	(33,522)
Total fixed maturities and short-term investments - AFS	$2,210,453	$(93,830)	$1,633,911	$(96,507)
Total equity securities	$119,625	$(14,942)	$—	$—

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2014 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$251,091	$(1,196)	$342,890	$(5,603)
Corporate	1,337,470	(33,881)	424,221	(15,754)
RMBS – Agency	134,535	(220)	512,652	(10,563)
RMBS – Non-Agency	45,378	(1,358)	202,700	(16,797)
CMBS	78,356	(385)	169,065	(4,877)
CDO	249,803	(2,666)	414,516	(24,503)
Other asset-backed securities	143,044	(2,813)	57,544	(3,232)
U.S. States and political subdivisions of the States	32,187	(210)	63,695	(994)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	624,346	(19,043)	558,422	(43,251)
Total fixed maturities and short-term investments - AFS	$2,896,210	$(61,772)	$2,745,705	$(125,574)
Total equity securities	$191,193	$(26,230)	$—	$—
The Company had gross unrealized losses totaling $205.3 million on 1,347 securities out of a total of 7,586 held as of March 31, 2015 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. As of March 31, 2015, the AFS - Excluding Life Funds Withheld Assets portfolio included structured credit securities with gross unrealized losses of $9.0 million, which had a fair value of $6.1 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended March 31,
(U.S. dollars in thousands)	2015	2014
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$62,300	$51,213
Gross realized losses on investments sold	(47,122)	(28,257)
OTTI on investments, net of amounts transferred to other comprehensive income	(10,576)	(3,727)
	$4,602	$19,229
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$53,128	$—
Gross realized losses on investments sold	(390)	—
OTTI on investments, net of amounts transferred to other comprehensive income	(5,209)	—
Net unrealized gains (losses) on trading securities	$760	$—
	$48,289	$—
Total net realized gains (losses) on investments	$52,891	$19,229
The significant components of the net impairment charges of $10.6 million for investments excluding Life Funds Withheld Assets for the three months ended March 31, 2015 were:

▪	$7.6 million related to certain high yield securities which we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$0.3 million related to certain equities that were in a loss position for more than 11 months.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
$0.1 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•	$2.6 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company for which a portion of the OTTI loss was recognized in OCI, as of the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended March 31,
(U.S. dollars in thousands)	2015	2014
Opening balance as of beginning of indicated period	$131,942	$174,805
Credit loss impairment recognized in the current period on securities not previously impaired	7,560	12
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(28,539)	(3,348)
Additional credit loss impairments recognized in the current period on securities previously impaired	141	2,261
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,646)	(2,347)
Balance as of March 31,	$108,458	$171,383
During the three months ended March 31, 2015 and 2014, the $28.5 million and $3.3 million, respectively, credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, included $27.3 million and $2.7 million, respectively, of non-Agency RMBS.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as “Net realized and unrealized gains (losses) on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), “Significant Accounting Policies - Derivative Instruments,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$204,811	$38,376	$204,811	$26,505	$2,300,609	$121,862	$302,211	$2,936
Total derivatives designated as hedging instruments	$204,811	$38,376	$204,811	$26,505	$2,300,609	$121,862	$302,211	$2,936
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$264,527	$224	$13,033	$65	$394,597	$206	$20,782	$51
Foreign exchange exposure	23,400	498	190,368	7,709	7,385	403	288,376	4,724
Credit exposure	2,408	205	14,270	9,836	2,408	165	14,270	9,836
Financial market exposure	33,362	513	33,136	63	46,145	360	33,670	34
Other Non-Investment Derivatives:
Foreign exchange contracts	2,304,633	205,083	2,366,968	65,294	—	—	—	—
Credit exposure	31,060	218	—	—	31,060	60	—	—
Guaranteed minimum income benefit contract	45,658	12,763	45,658	12,763	46,249	13,603	46,249	13,603
Modified coinsurance funds withheld contracts (2)	65,530	—	5,045,540	—	64,947	—	5,401,278	—
Total derivatives not designated as hedging instruments	$2,770,578	$219,504	$7,708,973	$95,730	$592,791	$14,797	$5,804,625	$28,248
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis.

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount as of March 31, 2015 is the cumulative net realized and unrealized loss on life retrocession embedded derivative of $654.6 million.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets, or paid related to derivative liabilities, reported in other assets and or other liabilities within our consolidated balance sheets as of March 31, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Balance Sheets
March 31, 2015 (U.S. dollars in thousands)	Gross Amounts Recognized in the Balance Sheets	Gross Amounts Offset in the Balance Sheets	Net Amounts in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$257,880	$587	$257,293	$—	$183,675	$73,618
Derivative Liabilities	$122,235	$587	$121,648	$—	$—	$121,648

December 31, 2014 (U.S. dollars in thousands)
Derivative Assets	$136,659	$696	$135,963	$—	$78,580	$57,383
Derivative Liabilities	$31,184	$696	$30,488	$—	$—	$30,488
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. As of March 31, 2015 and December 31, 2014, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $183.7 million and $78.6 million, respectively. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.
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
The Company may use foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations. In connection with the Acquisition and the FX Forward (defined below), certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments during the quarter.
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three months ended March 31, 2015 and 2014:

Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended March 31, 2015 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	—
Total	$—	$—	$—

Three Months Ended March 31, 2014
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(6,531)
Total	$(6,531)	$8,325	$1,794

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
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity as of March 31, 2015 and 2014 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Deposit Liabilities March 31,
(U.S. dollars in thousands, except years)	2015	2014
Cumulative reduction to interest expense	$97,705	$41,270
Remaining balance	$135,490	$191,925
Weighted average years remaining to maturity	22.7	22.2

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
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2015 and 2014, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the Foreign currency translation adjustment, net of tax, account within AOCI for the three months ended March 31, 2015 and 2014:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended March 31,
(U.S. dollars in thousands)	2015	2014
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$628,941	$2,687,455
Derivative gains (losses) (1)	$66,770	$960
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three months ended March 31, 2015 and 2014:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended March 31,
(U.S. dollars in thousands)	2015	2014
Investment Related Derivatives:
Interest rate exposure	$9,637	$348
Foreign exchange exposure	(1,362)	3,288
Credit exposure	82	(404)
Financial market exposure	3,041	871
Financial Operations Derivatives:
Credit exposure	—	(4,800)
Other Non-Investment Derivatives:
Foreign exchange contracts	2,059	—
Credit exposure	1,346	—
Guaranteed minimum income benefit contract	—	1,624
Modified coinsurance funds withheld contract	1,718	(911)
Total gain (loss) recognized in income from derivatives not designated as hedging instruments	$16,521	$16
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	—	1,794
Net realized and unrealized gains (losses) on derivative instruments	$16,521	$1,810

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(229,367)	$—
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, certain of the Company's investment managers may, subject to investment guidelines, enter into forward contracts.
Investment Related Derivatives – Credit Exposure
Credit derivatives may be purchased within the Company's investment portfolio in the form of single name, basket or index credit default swaps, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to securities of selected issuers, including issuers that are not held in the underlying fixed income portfolio.
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
(d)(ii) Financial Operations Derivatives – Credit Exposure
During the fourth quarter of 2014, the remaining financial operations credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio, was terminated. The Company has no continuing financial operations derivative credit exposures.
(d)(iii) Other Non-Investment Derivatives
Foreign Exchange Contracts
On January 9, 2015, the Company entered into deal contingent deliverable foreign exchange forwards ("FX Forwards") with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate risk of foreign currency exposure related to the Acquisition. Following the close of the Acquisition, the FX Forwards were settled.
In connection with the Acquisition and the FX Forward, during the quarter, certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments.
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. As of March 31, 2015, there was no reported event of default on this obligation. As of March 31, 2015 and December 31, 2014, the notional amount outstanding related to the derivative was $31.1 million and the Company had recorded a derivative asset of $0.2 million and $0.1 million, respectively. During the three months ended March 31, 2015, the Company recorded Net realized and unrealized gains of $0.1 million relating to this credit derivative. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Modified Coinsurance Funds Withheld Reinsurance Agreements - Life Retrocession Embedded Derivative
In addition, the Company has entered into Life Retro Arrangements, as described in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary." The embedded derivative related to the Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.
The value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses subsequent to May 30, 2014 as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended March 31,
(U.S. dollars in thousands)	2015	2014
Interest income - Life Funds Withheld Assets	$(50,996)	—
Realized and unrealized gains (losses) - Life Funds Withheld Assets	(152,830)	—
Other	96	—
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(203,730)	$—
Net adjustments related to future policy benefit reserves, net of tax	$(11,954)	$—
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$(13,683)	$—
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(229,367)	$—
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of March 31, 2015 and December 31, 2014 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	March 31, 2015	December 31, 2014
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$5,598	$5,770
Collateral posted to counterparty	$—	$—
8. Goodwill and Other Intangible Assets
During the first quarter of 2014, goodwill and intangible assets increased as a result of the completion of an acquisition. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets and liabilities at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill and intangible assets. The fair value of identifiable assets and liabilities acquired, as well as amounts recorded in the Company’s consolidated results since the acquisition date, are not material. The Company has goodwill and intangible assets of $442.4 million and $448.0 million at March 31, 2015 and December 31, 2014, respectively, predominantly related to the Reinsurance segment. The movement of this balance during the year to date is a result of the amortization of intangible assets with definite lives, and the impact of foreign currency translation.
9. Share Capital
(a) Authorized and Issued
Buybacks of Ordinary Shares
On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares, which included the amounts that remained under the previous Share Buyback Program. The Company suspended active share buybacks during the quarter ended March 31, 2015 through the close of the Acquisition; however, with the close of the Acquisition, the Company continues to see share buybacks as a valuable capital management tool. As of March 31, 2015, $267.6 million remained available for purchase under the Share Buyback Program.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Stock Plans
The Company's performance incentive programs provide for grants of stock options, restricted stock, restricted stock units, performance units and stock appreciation rights. Share-based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period, incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 20, “Share Capital,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further information on the Company's performance incentive programs and associated accounting.
During the three months ended March 31, 2015, the Company granted approximately 1.3 million stock options with a weighted-average grant date fair value of $6.57 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.70%
Volatility	21.9%
Expected lives	6.0 years
During the three months ended March 31, 2015, the Company granted approximately 1.5 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $55.1 million. Each restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share, and grants vest in three equal installments upon the first, second and third anniversaries of the date of grant. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
10. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
All outstanding debt of the Company as of March 31, 2015 and December 31, 2014 was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
On March 30, 2015, XL-Cayman issued $500 million of subordinated notes due March 2025, with a fixed coupon of 4.45%, that are guaranteed by XL-Ireland. The notes are listed on the New York Stock Exchange. The notes were issued at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to approximately $5.9 million. These costs were deferred and will be amortized over the term of the subordinated notes.
On March 30, 2015, XL-Cayman issued $500 million of subordinated notes due March 2045, with a fixed coupon of 5.5%, that are guaranteed by XL-Ireland. The notes are listed on the New York Stock Exchange. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to approximately $7.2 million. These costs were deferred and will be amortized over the term of the subordinated notes.
XL-Cayman and the Company were in compliance with all covenants by significant margins as of March 31, 2015, and XL-Cayman and the Company currently remain in compliance with all covenants.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at March 31, 2015 and December 31, 2014 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	March 31, 2015 (1)	December 31, 2014 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$3,575,000	$3,575,000
Available letter of credit facilities - in use	$1,743,230	$1,790,561
Collateralized by certain assets of the Company’s investment portfolio	65.7%	66.2%
____________

(1)	As of March 31, 2015 and December 31, 2014, there were eight available letter of credit facilities.

(2)
As of March 31, 2015 and December 31, 2014, the $1 billion of revolving credit available under the November 2013 unsecured credit agreements, which currently provide an aggregate amount for issuance of letters of credit and revolving credit loans up to $2 billion, was unutilized. The credit agreements entered into with Citicorp USA, Inc. in May through November 2013 (the "Citi Agreements") provide for issuance of letters of credit and revolving credit loans up to an aggregate amount of $575.0 million. As of March 31, 2015, $575.0 million of letters of credit were issued under these agreements and therefore such amount is not included in this line.

(3)
The available letter of credit facilities include $1 billion that is also included in the "revolving credit facility" line in this table, as part of the November 2013 credit agreements, which currently provide an aggregate amount of outstanding letters of credit and revolving credit loans of up to $2 billion. The Company has the option to increase the size of the facilities under these agreements by an additional $500 million across such facilities. The Company also has the option to increase the maximum amount of the letters of credit and revolving credit loans available under the 2013 credit agreements with Citicorp USA, Inc. with the lender's and issuing lender's consent.

For details regarding these facilities see Item 8, Note 15(b), “Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
11. Related Party Transactions
At each of March 31, 2015 and 2014, the Company owned minority stakes in six and five independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities, respectively. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management and performance fees to the Company's Investment Manager Affiliates. See Item 8, Note 7, “Investments in Affiliates,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three months ended March 31, 2015 and 2014, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below.

(U.S. dollars in thousands)	Three months ended March 31,
	2015	2014
Reported net premiums written	$27,076	$16,240
Net losses and loss expenses incurred	$9,100	$6,138
Reported acquisition costs	$9,012	$7,629
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management Limited, a Bermuda based company, (“New Ocean”), as discussed in Note 12, “Variable Interest Entities”. Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean.
During the three months ended March 31, 2015, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts.

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
The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity's economic performance. For further details on the nature of the obligations and the size of the Company's maximum exposure, see Note 7, “Derivative Instruments,” and Note 14(a), “Commitments and Contingencies - Financial Guarantee Exposures.”
During the third quarter of 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during the three months ended March 31, 2015. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.2 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively.
During the fourth quarter of 2013, the Company, along with other investors, invested in a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the second quarter of 2014, the Company formed another new Bermuda-based investment company, New Ocean Market Value Cat Fund, Ltd. ("New Ocean MVCFL"), which is also considered a VIE under GAAP. New Ocean MVCFL primarily invests in insurance-linked securities, with a current focus on catastrophe bonds.
During the year ended December 31, 2014, New Ocean FCFL invested in a special purpose Bermuda reinsurer, Vector Reinsurance Ltd (“Vector Re”), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. During the first quarter of 2015, New Ocean MVCFL also invested in Vector Re. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from the Company's subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company under service fee contracts which management believes were negotiated at arm's-length, while investment advisory services are provided by New Ocean.
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $141.3 million and $139.9 million as of March 31, 2015 and December 31, 2014, respectively. The Company’s share of revenue and net income in these VIEs was not material to the Company for three months ended March 31, 2015. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $58.8 million and $58.4 million as of March 31, 2015 and December 31, 2014, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2015	2014

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$36,281	$255,717
Weighted average ordinary shares outstanding, in thousands - basic	255,724	276,337
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.14	$0.93

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding, in thousands - basic	255,724	276,337
Impact of share-based compensation and certain conversion features, in thousands	4,980	4,121
Weighted average ordinary shares outstanding, in thousands - diluted	260,704	280,458
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.14	$0.91
Dividends per ordinary share	$0.16	$0.16
For the three months ended March 31, 2015 and 2014, ordinary shares available for issuance under share-based compensation plans of 5.0 million and 6.1 million, respectively, were not included in the calculation of diluted earnings per ordinary share because the assumed exercise or issuance of such shares would be anti-dilutive.
14. Commitments and Contingencies
(a) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts as of March 31, 2015 provide credit support for a variety of collateral types with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financial institutions. As of March 31, 2015 and December 31, 2014, the total gross claim liability recorded was nil and the contracts had a weighted average contractual term to maturity of 25.0 years and 25.2 years, respectively.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. As of March 31, 2015, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of March 31, 2015.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of March 31, 2015, no such disclosures were considered necessary.
15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended March 31, 2015 and 2014 are as follows:

Three months ended March 31, 2015 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	254,267	—	32,404	975	—	287,646
Amounts reclassified from AOCI	(74,781)	9,936	—	—	95	(64,750)
Tax benefit (expense)	(5,805)	(78)	3,699	—	—	(2,184)
Net current period OCI - net of tax	173,681	9,858	36,103	975	95	220,712
Balance, end of period, net of tax	$1,763,795	$(66,189)	$24,915	$(19,814)	$2,463	$1,705,170

Three months ended March 31, 2014 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications	265,250	—	(5,900)	(31)	—	259,319
Amounts reclassified from AOCI	(22,638)	3,409	—	—	110	(19,119)
Tax benefit (expense)	(32,103)	(113)	2,020	—	—	(30,196)
Net current period OCI - net of tax	210,509	3,296	(3,880)	(31)	110	210,004
Balance, end of period, net of tax	$1,032,941	$(85,894)	$10,661	$(13,270)	$2,223	$946,661
____________

(1)
Included in these amounts is the impact of Shadow Adjustments. As of December 31, 2014 the cumulative impact of these adjustments was $445.1 million. During the three months ended March 31, 2015, net movements of $(60.4) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $384.8 million as of March 31, 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three months ended March 31, 2015 and 2014 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended March 31, 2015	Three months ended March 31, 2014	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(78,551)	$(24,914)	Net realized gains (losses) on investments sold
	15,724	2,276	OTTI on investments
	$(11,954)	$—	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(74,781)	$(22,638)	Total before tax
	87	453	Provision (benefit) for income tax
	$(74,694)	$(22,185)	Net of tax
OTTI losses recognized in OCI:
	$9,875	$1,958	Net realized gains (losses) on investments sold
	61	1,451	OTTI on investments transferred to (from) OCI
	$9,936	$3,409	Total before tax
	(3)	(113)	Provision (benefit) for income tax
	$9,933	$3,296	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$95	$110	Interest Expense
	—	—	Provision (benefit) for income tax
	$95	$110	Net of tax

Total reclassifications for the period, gross of tax	$(64,750)	$(19,119)
Tax benefit (expense)	84	340
Total reclassifications for the period, net of tax	$(64,666)	$(18,779)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2014. This Management's Discussion and Analysis of Financial Condition and Results of Operations does not discuss the impact of our recently announced Acquisition.
This discussion and analysis should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and Notes thereto, reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2014.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” "could," or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	changes in the size of our claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date;

•	trends in rates for property and casualty insurance and reinsurance;

•	the timely and full recoverability of reinsurance placed by us with third parties, or other amounts due to us;

•	changes in the projected amount of ceded reinsurance recoverables and the credit ratings and creditworthiness of reinsurers;

•	actual loss experience from insured or reinsured events and the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

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

•
the impact of changes in the global financial markets, such as the effects of inflation on our business, including on pricing and reserving, increased government involvement or intervention in the financial services industry, changes in interest rates, credit spreads and foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of our investments, future financing activities and access to such markets or general financial condition;

•	our ability to successfully implement our business strategy;

•	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

•	the potential impact on us from government-mandated insurance coverage for acts of terrorism and other regulation;

•	changes in credit ratings or rating agency policies or practices;

•	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments that could result in changes to investment valuations;

•
changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturity securities before their anticipated recovery;

•	the availability of borrowings and letters of credit under our credit facilities;

•	the ability of our subsidiaries to pay dividends to XL Group and our wholly-owned subsidiary XLIT Ltd. ("XL-Cayman");

•
the potential effect of legislative or regulatory developments applicable to us or our subsidiaries, brokers or customers in the jurisdictions in which we operate, such as those that could impact the financial markets or increase our business costs and required capital levels, including but not limited to changes in regulatory capital balances that must be maintained by our operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets;

•	the effects of business disruption, economic contraction or economic sanctions due to global political and social conditions such as war, terrorism or other hostilities, or pandemics;

•	the actual amount of new and renewal business and acceptance of our products and services, including new products and services and the materialization of risks related to such products and services;

•	changes in the availability, cost or quality of ceded reinsurance;

•
changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers and bankruptcies or other financial concerns of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that we may have as a counterparty;

•	inability to retain key personnel, including following the completion of the acquisition of Catlin Group Limited ("Catlin");

•	changes in accounting standards, policies or practices or the application thereof;

•
the effects of mergers, acquisitions and divestitures, including our ability to modify our internal control over financial reporting as a result of any of such transactions, changes to our risk appetite as a result of such transactions and our ability to realize the value or benefits expected as a result of such transactions, including the life retrocession arrangements and the acquisition of Catlin;

•
changes in general economic conditions, including new or continued sovereign debt concerns in Euro-Zone countries or downgrades of U.S. securities by credit rating agencies, which could affect our financial condition, results of operations, liquidity or cash flows;

•	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

•	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms;

•
failure to realize the potential synergies from the acquisition of Catlin, including as a result of the failure, difficulty or delay in integrating Catlin’s businesses into those operated by the Company; and

•	the other factors set forth in Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other documents on file with the SEC.
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
EXECUTIVE OVERVIEW
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview,” included in Item 7 of our Annual Report on Form 10-K filed for the year ended December 31, 2014. That discussion is updated with the disclosures set forth below.
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2015 and 2014:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended
	March 31,
	2015	2014
Net income (loss) attributable to ordinary shareholders	$36,281	$255,717
Earnings (loss) per ordinary share – basic	$0.14	$0.93
Earnings (loss) per ordinary share – diluted	$0.14	$0.91
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	255,724	276,337
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	260,704	280,458
Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2015	2014	2015 to 2014
Underwriting profit (loss) - P&C operations	$146,836	$144,874	1.4%
Combined ratio - P&C operations	88.9%	89.7%	(0.8)pts
Net investment income - P&C operations (1)	$147,884	$162,297	(8.9)%
Operating net income (2)	$194,376	$238,649	(18.6)%
Operating net income per ordinary share (2)	$0.75	$0.85	$(0.10)
Annualized return on average ordinary shareholders’ equity (2)	1.4%	10.1%	(8.7)pts
Annualized operating return on average ordinary shareholders’ equity (2)	7.7%	9.4%	(1.7)pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	9.1%	10.3%	(1.2)pts

(U.S. dollars)	March 31, 2015	December 31, 2014	Change (Three Months)
Book value per ordinary share (2)	$39.90	$39.31	$0.59
Fully diluted tangible book value per ordinary share (2)	$37.60	$36.79	$0.81
____________

(1)	Net investment income - P&C operations includes net investment income related to the net results from structured products.

(2)	Represents a non-GAAP financial measure as discussed further below.
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
Our underwriting profit (loss) in the three months ended March 31, 2015 and 2014 was consistent with the combined ratio, discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	58.3%	58.9%	(0.6)
Acquisition expense ratio	11.5%	13.6%	(2.1)
Operating expense ratio	19.1%	17.2%	1.9
Underwriting expense ratio	30.6%	30.8%	(0.2)
Combined ratio	88.9%	89.7%	(0.8)
Three months ended March 31, 2015 vs. 2014: The 0.8 percentage point reduction in our combined ratio was the result of a decrease in the loss ratio of 0.6 percentage points, mainly due to higher levels of favorable prior year reserve development and lower levels of natural catastrophe losses in 2015. The underwriting expense ratio decrease of 0.2 percentage points was mainly driven by a decrease in acquisition expenses due to a change in the reinsurance structure in the International primary casualty group in our Insurance segment, partially offset by an increase in operating expenses as a result of higher compensation costs from increased headcount due to business expansion.
For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income - Excluding Life Funds Withheld Assets
This excludes income from assets held to support the transaction outlined in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary" ("Life Funds Withheld Assets"), which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under “Investment Activities” below for a discussion of our net investment income for the three months ended March 31, 2015.
Operating net income and Operating net income per ordinary share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, net of tax, (2) our net realized gains and losses on investments sold - excluding Life Funds Withheld Assets, net of tax, (3) our net realized gains and losses on investments sold - Life Funds Withheld Assets, other than temporary impairments ("OTTI") - Life Funds Withheld Assets and net unrealized gains and losses on investments, trading - Life Funds Withheld Assets, (4) our net realized and unrealized gains and losses on derivatives, net of tax, (5) our net realized and unrealized gains and losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, net of tax, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (6) our foreign exchange gains and losses, net of tax, (7) our foreign exchange gains and losses, net of tax and (8) our expenses related to the acquisition of Catlin, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” below.
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
The following table presents our ROE for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Change
	2015	2014	2015 to 2014
ROE	1.4%	10.1%	(8.7)pts
Three months ended March 31, 2015 vs. 2014: The decrease in our ROE for the three months ended March 31, 2015 as compared to the same period of 2014 was due to the decrease in our net income attributable to ordinary shareholders as a result of the Net realized and unrealized losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets of $229.4 million during the three months ended March 31, 2015 as compared to the same period of 2014 where we did not have this derivative instrument.
For more information on the Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets see Item 1, Note 7(d)(iii), "Derivative Instruments - Other Non-Investment Derivatives - Credit Exposure," to the Unaudited Consolidated Financial Statements included herein.
Annualized operating return on average ordinary shareholders’ equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.

The following table presents our Operating ROE for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Change
	2015	2014	2015 to 2014
Operating ROE	7.7%	9.4%	(1.7)pts
Three months ended March 31, 2015 vs. 2014: The decrease in our Operating ROE was the result of lower operating net income in 2015 due to decreases in net earned premiums and net investment income for the three months ended March 31, 2015, as compared to the same periods of 2014. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
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
The following table presents our Operating ROE ex-UGL for the three months ending March 31:

	Three Months Ended
	March 31,		Change
	2015	2014	2015 to 2014
Operating ROE ex-UGL	9.1%	10.3%	(1.2)pts
Three months ended March 31, 2015 vs. 2014: The decrease in our Operating ROE ex-UGL was the result of the lower operating net income in 2015 due to the factors discussed above as part of Operating ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $10.2 billion and $10.0 billion and the number of ordinary shares outstanding was 256.7 million and 255.2 million as of March 31, 2015 and December 31, 2014, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share as of March 31, 2015 and December 31, 2014:

(U.S. dollars)	March 31, 2015	December 31, 2014	Change (Three Months)
Book value per ordinary share	$39.90	$39.31	$0.59

Three months ended March 31, 2015: The increase in our book value per ordinary share was primarily due to our current quarter net income attributable to ordinary shareholders combined with an increase in net unrealized gains on investments.
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
The following table presents our fully diluted tangible book value per ordinary share as of March 31, 2015 and December 31, 2014:

(U.S. dollars)	March 31, 2015	December 31, 2014	Change (Three Months)
Fully diluted tangible book value per ordinary share	$37.60	$36.79	$0.81
Three months ended March 31, 2015: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three months ended March 31, 2015 and 2014:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended
	March 31,
	2015	2014
Net income (loss) attributable to ordinary shareholders	$36,281	$255,717
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	229,367	—
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(48,289)	—
Net investment income - Life Funds Withheld Assets	(50,419)	—
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(2,386)	—
Net income (loss) attributable to ordinary shareholders excluding Contribution from Life Retrocession Arrangements (1)	164,554	255,717
Net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax	(4,518)	(18,889)
Net realized and unrealized (gains) losses on derivatives	(16,521)	(1,810)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates, net of tax	658	(3,958)
Exchange (gains) losses, net of tax	24,739	7,589
Expenses related to Catlin acquisition	25,464	—
Operating net income (loss)	$194,376	$238,649
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$0.14	$0.91
Operating net income (loss)	$0.75	$0.85
Weighted average ordinary shares outstanding:
Basic	255,724	276,337
Diluted - Net income	260,704	280,458
Diluted - Operating net income	260,704	280,458
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$10,244,057	$10,244,962
Unrealized (gain) loss on investments, net of tax	$(1,697,606)	$(947,047)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$8,533,067	$9,281,153
Average ordinary shareholders' equity for the period	$10,138,904	$10,121,298
Operating net income (loss)	$194,376	$238,649
Annualized operating net income (loss)	$777,504	$954,596
Annualized return on ordinary shareholders' equity - operating net income	7.7%	9.4%
Annualized return on ordinary shareholders' equity excluding unrealized gains and losses on investments - operating net income	9.1%	10.3%

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three months ended March 31, 2015 have been affected by, among other things, the following significant items:
1)    The current underwriting environment; and
2)    Market movement impacts on our investment portfolio.
1) The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
Overall rate changes were generally flat for the three months ended March 31, 2015. Momentum continued to slow as pricing remained below loss trend in several lines and as markets, particularly the shorter-tail lines, continued to deteriorate. In the first quarter, our Professional businesses achieved rate in excess of 1% driven by our technology ("cybertech") and miscellaneous professional businesses. Our International Property and Casualty businesses were flat, with slight increases in casualty and middle markets offset by slight decreases in property businesses. North America businesses were down 1% as rate reductions of 5-6% in property were partially offset by rate increases of 2-3% in environmental, primary casualty and construction lines. Our Specialty businesses were most severely impacted with an overall rate decrease of 1.5% reflecting ongoing competitive markets, particularly in our aviation lines.
Growth in gross premiums written across the Insurance segment was strong, especially in our North American P&C and Specialty business groups this quarter. Our construction, global risk management and excess and surplus businesses contributed to growth in North America. New teams in both our marine and crisis management businesses contributed to the strong growth in Specialty. Our International P&C business group was soundly up when adjusted for foreign exchange movements reflecting higher new and renewed premiums in primary casualty and middle markets. Finally, our Professional book was also driven up by new business in international financial lines and continued growth in our cybertech book, partially offset by a moderate decline in our U.S. professional business.
The trading environment for our core lines of insurance business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
The Reinsurance segment's gross written premium for the quarter decreased by 3.7% in the three months ended March 31, 2015 as compared to the same period in 2014. The impact of foreign exchange on gross written premium year over year was a reduction of $54 million or 6.2%. Excluding the impact of foreign exchange, the 2.5% growth in the quarter was primarily driven by the specialty crop insurance book and a few new opportunities in U.S. casualty treaty for which we are the lead reinsurer.
In terms of market conditions, we experienced deteriorating rate adequacy across all lines and regions during the quarter. The largest magnitude of deterioration was experienced in the property catastrophe book, followed by other short tail lines and casualty.
The April 1 renewals for the segment, the most significant of which being the Japanese market, were competitive with catastrophe excess of loss rates off 10-15% and increased ceding commission pressure on proportional treaties. There were some isolated areas of increased demand from some large buyers as well.
2) Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended March 31, 2015, the positive mark to market change of $80.1 million on our available for sale ("AFS") investments was primarily driven by decreases in U.S. government bond rates. This represents an approximately 0.2% appreciation in average assets for the three months ended March 31, 2015.

The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices during the three months ended March 31, 2015:

	Interest Rate Movement for the three months ended March 31, 2015 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended March 31, 2015 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	-28 basis points (5 year Treasury)	-10 basis points (US Corporate A rated)
-1 basis points (US Mortgage Master Index)
-1 basis points (US CMBS, AAA rated)
United Kingdom	-18 basis points (10 year Gilt)	-22 basis points (UK Corporate, AA rated)
Euro-zone	-11 basis points (5 year Bund)	0 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended March 31, 2015 totaled $4.6 million, including net realized gains of $15.2 million from sales of fixed maturities partially offset by net realized losses of approximately $10.6 million related to other than temporary impairments ("OTTI") charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.
OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities and monitoring regulatory change.  In addition, in connection with the recently announced closing of our acquisition of Catlin (the “Acquisition”), we are focused on both successfully integrating our respective businesses, including culture, products, internal controls, procedures and systems, as well as capitalizing on the respective strengths and talents of both organizations.
Catlin Acquisition
We announced the closing of the Acquisition on May 1, 2015. Management is highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this recent significant acquisition. Following the initial announcement of the proposed Acquisition, management developed a comprehensive integration plan that identifies key areas of focus and action plans in anticipation of closing. Examples of this include the development of proposed operating models and leadership structures, talent management, system and process integration roadmaps and "day one" execution plans for structural and organizational design changes. These efforts have been further broken down into multiple work streams led by an integration steering committee and a project management team that includes colleagues from both organizations. Management, the integration steering committee and the project management team have continued to implement this integration plan since the closing of the Acquisition.

Management is also focused on understanding the compatibility and consistency of the risk management frameworks of the two organizations. We believe the combined organization is able to identify and understand material risk concentrations, since prior to the completion of the Acquisition, both organizations had similar approaches to risk governance and management to allow for appropriate corrective or mitigating actions. We are evaluating each of the organizations' risk appetites and limit frameworks in order to determine the appropriate tolerances and appetites for the strategy of the combined organization. Among other matters, this exercise will consider model risk aggregations such as event, zonal and regional catastrophe concentrations, and probable maximum loss ("PML") exposures associated with terrorism, realistic disaster scenarios, country risk, mortality, credit and investments. Until such time, certain aggregate exposures will likely exceed the risk limit tolerances identified in Item 1, "Business - Enterprise Risk Management," in our Annual Report on Form 10-K for the year ended December 31, 2014.
Capital Management
The management of our capital is fundamental to our business model and our ability to underwrite business.
Buybacks of Ordinary Shares
On February 21, 2014, we announced that the XL-Ireland Board of Directors approved an increase to our share buyback program, authorizing the purchase of up to $1.0 billion of our ordinary shares (the "Share Buyback Program"). At December 31, 2014, $267.6 million remained available for purchase under the Share Buyback Program. Active share buybacks were suspended during the quarter ended March 31, 2015. However, with the close of the Acquisition, we continue to see share buybacks as a valuable capital management tool.

Issuance of the 4.45% Subordinated Debt due March 2025
On March 30, 2015, XL-Cayman issued $500 million of subordinated notes due March 2025, with a fixed coupon of 4.45%, that XL-Ireland guaranteed. The securities are listed on the New York Stock Exchange. The notes were issued at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to $5.9 million. These costs were deferred and will be amortized over the term of the subordinated notes.
Issuance of the 5.5% Subordinated Debt due March 2045
On March 30, 2015, XL-Cayman issued $500 million of subordinated notes due March 2045, with a fixed coupon of 5.5%, that XL-Ireland guaranteed. The securities are listed on the New York Stock Exchange. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to $7.2 million. These costs were deferred and will be amortized over the term of the subordinated notes.
Catlin Acquisition - Bridge Facility
In connection with the acquisition of Catlin, we engaged in capital management activity in support of the transaction. XL-Cayman, as borrower, XL-Ireland, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto entered into a senior unsecured 364-Day Bridge Loan Agreement providing for a £1.6 billion Bridge Facility (the "Bridge Facility"). On April 8, 2015, XL had deposited a sufficient amount of cash, cash equivalents and U.S. government securities in escrow to discharge the cash consideration paid to Catlin shareholders in respect of the Acquisition. Accordingly, and pursuant to the terms of the Bridge Facility, on that date we terminated the commitments under the Bridge Facility.
Risk Management
As noted under "Catlin Acquisition" above, we are evaluating risk appetites and limit frameworks in light of the Acquisition to determine appropriate tolerances and appetites for the strategy of the combined organization. Until that determination is made, certain aggregate exposures will likely exceed the risk limit tolerances identified in the risk management and risk appetite framework detailed in Item 1, “Business - Enterprise Risk Management,” included in our Annual Report on Form 10-K filed for the year ended December 31, 2014.
The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at March 31, 2015 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at March 31, 2015 (3)
North Atlantic	Windstorm	January 1, 2015	$1,298	12.9%	$1,759	17.5%
North America	Earthquake	January 1, 2015	700	7.0%	1,297	12.9%
Europe	Windstorm	January 1, 2015	511	5.1%	715	7.1%
Japan	Earthquake	January 1, 2015	213	2.1%	283	2.8%
Japan	Windstorm	January 1, 2015	135	1.3%	189	1.9%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

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

The Central Bank of Ireland has issued proposed interim guidelines and the Prudential Regulation Authority has issued a supervisory statement on applying the European Insurance and Occupational Pensions Authority (“EIOPA”) guidelines for authorized firms to ensure their eventual readiness for Solvency II. See “Business - Regulation,” included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements,” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1, Note 12, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. Our general investment and financing operations are reflected in "Corporate and Other". Subsequent to our life reinsurance subsidiary transaction described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary" to the Unaudited Consolidated Financial Statements, GreyCastle Life Reinsurance (SAC) Ltd ("GCLR") reinsures the majority of our life reinsurance business through 100% quota share reinsurance (the "Life Retro Arrangements"). As a result, we no longer consider our Life operations to be a separate operating segment and the results of the life run-off business ("Run-Off Life Operations") are also reported within Corporate and Other. The Run-Off Life Operations subject to the Life Retro Arrangements ("Run-Off Life Operations - Life Retro Arrangements") was, prior to June 30, 2014, reported within our Life operations segment. Prior period information has been re-presented to reflect the current presentation.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014
Insurance
Our Insurance operations provide commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and as of March 31, 2015 included the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, surety and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our Insurance operations that we believe provide the best return on capital over time. These lines of business were divided into the following business groups as of March 31, 2015: International Property and Casualty (“IPC”), North America Property and Casualty (“NAPC”), Global Professional Lines (“Professional”) and Global Specialty Lines (“Specialty”).

The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$1,654,747	$1,570,926	5.3%
Net premiums written	1,089,108	1,127,367	(3.4)%
Net premiums earned	962,306	992,440	(3.0)%
Net losses and loss expenses	616,947	639,193	(3.5)%
Acquisition costs	80,387	105,000	(23.4)%
Operating expenses	208,457	203,053	2.7%
Underwriting profit (loss)	$56,515	$45,194	25.0%
Net results – structured products	2,905	4,890	(40.6)%
Net fee income and other (expense)	(7,465)	(1,212)	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
IPC	$571,561	$582,948	(2.0)%
NAPC	456,236	396,040	15.2%
Professional	341,713	333,154	2.6%
Specialty	285,237	258,784	10.2%
Total	$1,654,747	$1,570,926	5.3%
Gross premiums written increased by 5.3%. However, when evaluated in local currency, our gross premiums written increased by 10.8%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the U.K. sterling and the Euro against the U.S. dollar, impacting business written in these currencies. The following is a summary of the premium movements by business group:

▪
IPC - decrease of 2.0% driven by unfavorable foreign exchange rates as noted above across all lines; lower retention rates in international property and Lloyd's middle market, partially offset by increases in new business and retention rate in our maturing international middle market business lines.

▪	NAPC - increase of 15.2% largely attributable to an increase in new and renewal business in risk management, environmental, surplus lines and construction business lines.

▪
Professional - increase of 2.6% mainly attributable to new business in international financial lines and cybertech business, and increased renewals in select professional, partially offset by decreased new business in the United States and unfavorable foreign exchange rates in international financial lines as noted above.

▪
Specialty - increase of 10.2% due to increased new business and a higher retention rate in marine, and renewal business in crisis management, partially offset by unfavorable foreign exchange movement as noted above.

Net Premiums Written
The decrease of 3.4% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums is largely attributable to a modification in our reinsurance structure within our International primary casualty group to one that utilizes proportional reinsurance in order to take advantage of favorable market terms. In addition, an increase in cessions within NAPC contributed to the higher ceded premiums written.
Net Premiums Earned
The decrease of 3.0% is attributable to higher ceded premiums written and earned in the International primary casualty group due to the modification in the reinsurance structure and an increase in cessions within NAPC as mentioned above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	64.1%	64.4%	(0.3)
Acquisition expense ratio	8.4%	10.6%	(2.2)
Operating expense ratio	21.6%	20.4%	1.2
Underwriting expense ratio	30.0%	31.0%	(1.0)
Combined ratio	94.1%	95.4%	(1.3)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended		Percentage
	March 31,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	64.1%	64.4%	(0.3)
Prior year reserve development	0.6%	0.8%	(0.2)
Loss ratio excluding prior year development	64.7%	65.2%	(0.5)
Loss Ratio - excluding prior year development
The 0.5 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of medium and large loss events in the three months ended March 31, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended March 31, 2015 were $2.6 million lower than in the same period of 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended March 31, 2015 compared to the same period of 2014 decreased by 0.3 percentage points to 63.2% due to lower levels of attritional losses.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2015	2014
Property	$(1,576)	$(15,679)
Casualty	(4,564)	1,702
Professional	1,672	(1,226)
Specialty	(1,499)	4,973
Other (1)	(30)	1,896
Total	$(5,997)	$(8,334)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year reserve development of $6.0 million was mainly driven by a release in reinsurance bad debt reserves in the international primary casualty lines.
Underwriting Expense Ratio
The decrease of 1.0 percentage points was due to a decrease in the acquisition expense ratio of 2.2 percentage points, partially offset by an increase in the operating expense ratio of 1.2 percentage points, as follows:

▪	Acquisition expense ratio - decreased largely due to the favorable impact of increased ceding commissions as a result of our modified reinsurance structure mentioned above.

▪
Operating expense ratio - increased 1.2 percentage points largely due to an increase in expenses associated with business expansion, mostly compensation expense for the three months ended March 31, 2015 compared to the same period of 2014, as well as the unfavorable impact from the decrease of earned premiums as a result of our modified reinsurance structure mentioned above.

Net Results - Structured Products
Net results from structured insurance products, which decreased 40.6% from the prior year, includes net investment income of $7.6 million and $10.1 million and interest expense of $4.7 million and $5.2 million, for the three months ended March 31, 2015 and 2014, respectively. The decrease in the net results from the prior year quarter was mainly due to a reduction in investment income resulting from a lower asset base, reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Net Fee Income and Other
The decrease compared to the same period of 2014 in net fee income and other was driven by Specialty discontinued business lines.

Reinsurance
The Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Our reinsurance operations were structured into three geographical business groups as of March 31, 2015: Bermuda, North America and International. International includes Europe and Emerging Markets (Asia Pacific, Latin America and Middle East North Africa).
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$825,662	$857,713	(3.7)%
Net premiums written	747,635	792,173	(5.6)%
Net premiums earned	357,188	420,088	(14.5)%
Net losses and loss expenses	152,880	192,312	(20.5)%
Acquisition costs	71,492	87,235	(18.0)%
Operating expenses	42,495	40,861	4.0%
Underwriting profit (loss)	$90,321	$99,680	(9.4)%
Net results – structured products	2,120	3,063	(30.8)%
Net fee income and other	825	673	22.6%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Bermuda	$265,711	$272,120	(2.4)%
North America	171,338	141,048	21.5%
International	388,613	444,545	(12.6)%
Total	$825,662	$857,713	(3.7)%

Gross premiums written decreased by 3.7%. However, when evaluated in local currency, our gross premiums written increased by 2.5%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the U.K. sterling and the Euro against the US dollar, impacting Bermuda and International business written in these currencies. Below is a summary of the premium movements by business group:

▪
Bermuda - decrease of 2.4% due to reduced rates and cancellations on property catastrophe business, plus the unfavorable impact of foreign exchange on business written in U.K. sterling as noted above. This was largely offset by increases in new business and timing from a property treaty quota share which incepted in a later quarter in the prior year.

▪	North America - increase of 21.5% due to increased new business and business volume, including a significant increase in our agricultural business.

▪
International - decrease of 12.6%, mainly driven by unfavorable foreign exchange rates particularly on the property treaty and casualty treaty businesses as noted above. Additionally, premium adjustments on prior incepting policies were unfavorable compared to the prior year quarter.

Net Premiums Written
The decrease of 5.6% resulted from the gross written premium decreases in International as outlined above, partially offset by increases related to agricultural business in North America.
Net Premiums Earned
The decrease of 14.5% is mainly attributable to the impact of foreign exchange and the overall earn through of lower net written premiums, particularly in International.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	42.8%	45.8%	(3.0)
Acquisition expense ratio	20.0%	20.8%	(0.8)
Operating expense ratio	11.9%	9.7%	2.2
Underwriting expense ratio	31.9%	30.5%	1.4
Combined ratio	74.7%	76.3%	(1.6)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended		Percentage
	March 31,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	42.8%	45.8%	(3.0)
Prior year reserve development	11.9%	7.2%	4.7
Loss ratio excluding prior year development	54.7%	53.0%	1.7
Loss Ratio - excluding prior year development
The 1.7 percentage point increase in the loss ratio excluding prior year development was primarily as a result of the impact of prior year premium adjustments which lowered current quarter earned premiums in International in the three months ended March 31, 2015 as compared to the prior year period. There were no losses related to natural catastrophe events for the three months ended March 31, 2015 and 2014.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Reinsurance segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2015	2014
Property and other short-tail lines	$(42,293)	$(25,550)
Casualty and other long-tail lines	(198)	(4,946)
Total	$(42,491)	$(30,496)
Net favorable prior year reserve development of $42.5 million for the three months ended March 31, 2015 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $42.3 million. Details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $17.6 million favorable due to better than expected development on attritional losses mainly in Europe and Bermuda and a reduction on a 2013 catastrophe loss.

▪
For property other lines, net prior year development was $16.8 million favorable driven primarily by better than expected development on attritional losses in the North America, Europe and Bermuda books.

▪
For marine and aviation lines, net prior year development was $7.9 million favorable driven by better than expected development on attritional losses in the European book and a reduction on a 2005 hurricane.

▪
Net favorable prior year development for the long-tailed lines totaled $0.2 million driven by a reduction in a large loss on casualty lines in North America, and better than expected development on attritional losses in Europe, partially offset by $0.5 million unfavorable development in other long-tail lines.

Underwriting Expense Ratio
The increase of 1.4 percentage points was due to an increase in the operating expense ratio of 2.2 percentage points partially offset by a decrease in the acquisition expense ratio of 0.8 percentage points, as follows:

▪
Operating expense ratio - increased 2.2 percentage points due to higher compensation costs, which includes the expansion of our agricultural business in North America, combined with the impact of lower net earned premiums as noted above.

▪
Acquisition expense ratio - decreased due to changes to the commission structure of our agricultural business in North America and due to a state assessment relating to prior year premiums in North America, which did not repeat in the current year.

Net Results - Structured Products
Net results from structured reinsurance products, which decreased 30.8% from the prior year quarter, includes net investment income of $7.5 million and $8.7 million, interest expense of $5.3 million and $5.6 million and operating expenses of $0.1 million and nil, for the three months ended March 31, 2015 and 2014, respectively. The decrease in the net results from the prior year quarter was mainly due to a reduction in investment income resulting from a lower asset base, reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 12, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Corporate and Other (including Run-Off Life operations)
Our general investment and financing operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within Corporate and Other. We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
On May 1, 2014, XLIB entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of XLIB's life reinsurance subsidiary, XLLR. As a result, we have ceded the majority of our life reinsurance business to GCLR through the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves.
Subsequent to the transaction, we no longer consider our Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within Corporate and Other. The Run-Off Life Operations - Life Retro Arrangements were, prior to June 30, 2014, reported within our Life operations segment. Prior period information has been re-cast to reflect the current presentation. For a further discussion, see Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.
Impact of Life Retro Arrangements
Subsequent to the completion of the sale of our life reinsurance subsidiary, as described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the impact of the Life Retro Arrangements on the Company's results for the three months ended March 31, 2015 was as follows:

Impact of Life Retro Arrangements	Three months ended March 31,
(U.S. dollars in thousands)	2015
Underwriting profit (loss) (1)	$603
Net investment income - Life Funds Withheld Assets	50,419
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	52,738
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	760
OTTI on investments - Life Funds Withheld Assets	(5,209)
Exchange (gains) losses	3,684
Other income and expenses	(1,298)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(229,367)
Net income (loss)	$(127,670)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	37,115
Change in adjustments related to future policy benefit reserves, net of tax	60,356
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	30,802
Comprehensive income (loss)	$603
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the three months ended March 31, 2015 relating to the Life Retro Arrangements transaction which was completed on May 30, 2014. Excluding this transaction, the impact to comprehensive income relating to the Life Retro Arrangements was nil for the three months ended March 31, 2015.

As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is minimal net impact on the Company's comprehensive income in any period. For a further information on the life retrocession embedded derivative, see Item 1, Note 7(d)(iii), “Derivative Instruments - Other Non-Investment Derivatives - Credit Exposure,” to the Unaudited Consolidated Financial Statements included herein.
Run-Off Life Operations - not subject to Life Retro Arrangements
During the three months ended March 31, 2015, our net underwriting result from our Run-Off Life Operations not subject to Life Retro Arrangements ("Run-Off Life Operations - not subject to Life Retro Arrangements") was a loss of $8.3 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $9.1 million, producing a net income from Run-Off Life Operations - not subject to Life Retro Arrangements of $0.8 million.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Total Return on Investments (1)	1.4%	1.8%

Other Portfolios (2)
Alternative portfolio (3)	2.6%	2.4%
Equity portfolio	2.0%	1.4%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents the P&C operations only.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended February 28, 2015 and 2014, respectively for both equity and non-equity alternative funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended March 31, 2015 and 2014:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net investment income (1)	$158,094	$233,189	(32.2)%
Net income (loss) from investment fund affiliates (2)	35,329	33,303	6.1%
Net realized gains (losses) on investments	4,602	19,229	(76.1)%
Net realized and unrealized gains (losses) on derivative instruments	16,521	1,810	N/M
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 32.2% was primarily due to the impact of the Life Retro Arrangements effective May 30, 2014, since all of the investment results associated with the Life Funds Withheld Assets for the three months ended March 31, 2015 accrued to GCLR. For further information on the Life Retro Arrangements see Item 1, Note 3(c), “Acquisition and Disposals - Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
In addition, a reduction in investment yields as a result of lower reinvestment rates contributed to the net investment income decrease. We estimate that approximately $3.0 billion of assets with an average gross book yield of 2.9% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended March 31, 2015 on our portfolio of 1.3%. Further, we accumulated $1.0 billion of cash and cash equivalents and short dated U.S. government securities during the quarter to help finance escrow accounts at March 31, 2015 for the Acquisition, which created an additional burden on net investment income this quarter.

Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended March 31, 2015 was strong and moderately higher than the same period of 2014. Alternative investment fund returns were strong and exceed the prior year quarter's positive results, driven by both fundamental and systematic strategies. Private investment fund returns were positive but modestly weaker in the quarter than the prior year quarter's results.
Net Realized Gains and Losses on Investments
Net realized gains of $4.6 million in the three months ended March 31, 2015 included the following:

▪	Net realized gains of $15.2 million resulted primarily from sales of non-Agency RMBS and equities, partially offset by losses in corporate securities and Other investments.

▪	Realized losses of approximately $10.6 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

•	$7.6 million related to certain high yield securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$0.3 million related to certain equities that were in a loss position for more than 11 months.

•
$0.1 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•	$2.6 million related to foreign exchange losses.
Net realized gains on investments of $19.2 million in the three months ended March 31, 2014 included realized losses of $3.7 million related to the write-down of certain of our structured securities and medium term notes with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $23.0 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivative instruments of $16.5 million in the three months ended March 31, 2015 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from operating affiliates (1)	$22,668	$46,285	(51.0)%
Exchange (gains) losses	27,390	10,441	N/M
Corporate operating expenses	62,443	51,338	21.6%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(229,367)	—	N/M
Interest expense (2)	41,481	32,160	29.0%
Income tax expense (benefit)	24,218	34,321	(29.4)%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful

Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2015 and 2014:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from investment manager affiliates	$3,739	$26,983	(86.1)%
Net income (loss) from strategic operating affiliates	18,929	19,302	(1.9)%
Net income (loss) from operating affiliates	$22,668	$46,285	(51.0)%
Net Income from Investment Manager Affiliates
The decrease of 86.1% principally reflects a significant decline in incentive fees generated in the fourth quarter of 2014 by several investment manager affiliates, which contrasts with the prior year quarter, where incentive fees for the managers were strong.
Net Income from Strategic Operating Affiliates
The decrease of 1.9% was largely due to marginally weaker returns in the quarter than the prior year quarter, partially offset by higher current period income related to an insurance affiliate that writes direct U.S. homeowners insurance.
Exchange Gains and Losses
The foreign exchange losses of $27.4 million in the three months ended March 31, 2015 were a result of an overall strengthening of the U.S. dollar, causing weakening of foreign asset positions, most notably assets valued in the Euro. In the three months ended March 31, 2014, foreign exchange losses of $10.4 million were a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, particularly the U.K. sterling, the Euro and the Swiss Franc.
Corporate Operating Expenses
The increase of 21.6% was mainly a result of increases in compensation due to business expansion and professional fees primarily due to costs associated with the Acquisition as noted in Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition."
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements as described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 29.0% was a result of expenses related to the Bridge Facility as outlined in Item 1, Note 3(a), "Acquisitions and Disposals - Catlin Acquisition." For further information about our debt financing, see Item 8, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1, Note 10, “Notes Payable and Debt and Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $24.2 million and $34.3 million were incurred in the three months ended March 31, 2015 and 2014, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applicable to each of the years, applied to our operating income in the respective periods, and the tax calculated on non-operating items. Non-operating items primarily include respective gains and losses on investments and derivative instruments, which are accounted for discretely at the applicable tax rate in the jurisdiction in which they are recognized.

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
As described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary" and Note 6, “Investments,” to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement for the sale of our life reinsurance subsidiary. The Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.
As of March 31, 2015 and December 31, 2014, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $31.5 billion and $30.8 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$3,039,708	9.6%	$2,327,160	7.6%
Net receivable/ (payable) for investments sold/ (purchased)	(55,518)	(0.2)%	50,471	0.2%
Accrued investment income	205,041	0.7%	226,721	0.7%
Short-term investments	168,862	0.5%	256,727	0.8%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported	3,378,342	10.7%	2,171,953	7.1%
Corporate - Financials (2)	2,416,752	7.7%	2,761,916	9.0%
Corporate - Non Financials (2)	5,737,886	18.2%	6,016,457	19.4%
RMBS – Agency	3,711,334	11.8%	3,728,576	12.1%
RMBS – Non-Agency	380,135	1.2%	427,351	1.4%
CMBS	1,032,720	3.3%	1,052,544	3.4%
CDO	500,974	1.6%	692,034	2.2%
Other asset-backed securities	1,167,367	3.7%	1,065,293	3.5%
U.S. States and political subdivisions of the States	1,973,140	6.3%	2,021,272	6.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,093,771	13.0%	4,240,073	13.8%
Total fixed maturities - AFS	$24,392,421	77.5%	$24,177,469	78.5%
Equity securities	783,471	2.5%	868,292	2.8%
Investments in affiliates	1,655,394	5.3%	1,637,620	5.3%
Other investments	1,328,935	4.1%	1,248,439	4.1%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$31,518,314	100.0%	$30,792,899	100.0%
____________

(1)	Carrying value represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)
Includes certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $74.8 million and $79.9 million and an amortized cost of $63.8 million and $68.4 million as of March 31, 2015 and December 31, 2014, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. As of March 31, 2015, the average credit quality of our total fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities, having fixed maturities and including short-term investments, cash and cash equivalents and net receivable/(payable) for investments sold/(purchased)) was “Aa2(AA),” and Aa3(AA-) as of December 31, 2014. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value (2)	Percent of Total	Carrying Value (2)	Percent of Total
AAA	$12,781	48.5%	$11,509	44.1%
AA	4,925	18.7%	5,334	20.4%
A	5,688	21.6%	6,158	23.6%
BBB	2,199	8.4%	2,321	8.9%
BB and below	724	2.7%	793	3.0%
Not rated	25	0.1%	15	—%
Total	$26,342	100.0%	$26,130	100.0%
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
Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $205.3 million on 1,347 securities out of a total of 7,586 held as of March 31, 2015 in our AFS portfolio (excluding Life Funds Withheld Assets) that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•	gross unrealized losses of $81.7 million related to Government and Government Related holdings. Securities in a gross unrealized loss position had a fair value of $1.5 billion as of March 31, 2015.

•	gross unrealized losses of $50.7 million related to the Corporate holdings. Securities in a gross unrealized loss position had a fair value of $877.1 million as of March 31, 2015.

•
gross unrealized losses of $18.0 million related to Non-Agency RMBS securities (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $244.0 million as of March 31, 2015. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through March 31, 2015 on these asset classes.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position as of March 31, 2015:

(U.S. dollars in thousands)	March 31, 2015
Security Type and Length of Time in a Continual Unrealized Loss Position (1)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(42,985)	$1,579,419
At least 6 months but less than 12 months	(50,845)	631,034
At least 12 months but less than 2 years	(22,230)	591,828
2 years and over	(74,277)	1,042,083
Total	$(190,337)	$3,844,364
Equities
Less than 6 months	$(4,779)	$64,630
At least 6 months but less than 12 months	(10,163)	54,995
Total	$(14,942)	119,625
____________

(1)	Excludes Life Funds Withheld Assets.

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position as of March 31, 2015:

	March 31, 2015
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (1)
Less than 1 year remaining	$(20,369)	$308,722
At least 1 year but less than 5 years remaining (2)	(65,221)	1,075,664
At least 5 years but less than 10 years remaining (2)	(36,407)	767,167
At least 10 years but less than 20 years remaining (2)	(4,840)	76,013
At least 20 years or more remaining (2)	(5,798)	120,384
RMBS - Agency	(5,772)	456,981
RMBS - Non-Agency	(17,952)	240,808
CMBS	(3,401)	230,186
CDO	(21,630)	438,889
Other asset-backed securities	(8,947)	129,550
Total	$(190,337)	$3,844,364
____________

(1)	Excludes Life Funds Withheld Assets.

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
As noted in Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, the determination of the amount of OTTI varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We consider a wide range of factors about the securities and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. We update our evaluations regularly and reflect additional impairments in net income as determinations are made. Our determination of the amount of the impairment taken on investments is highly subjective and could adversely impact our results of operations. There can be no assurance that we have accurately assessed the level of OTTI taken and reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
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
As of March 31, 2015, we had structured securities with gross unrealized losses of $18.0 million on non-Agency RMBS, $21.6 million on core CDOs and $3.4 million on CMBS holdings. These securities are mortgage and asset-backed securities that had a fair value of $6.1 million, gross unrealized losses of $9.0 million and a cumulative fair value decline of greater than 50% of amortized cost in each case as of March 31, 2015. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.
European Sovereign Debt Crisis (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the European Union (the "E.U.") - particularly Greece, Italy, Ireland, Portugal and Spain (the “European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these sovereigns' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been greatly reduced.
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations which currently have a fair value of $130.7 million as of March 31, 2015. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various alternative and private investment funds and medium term notes that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds and medium term notes will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our alternative and private fund managers have increased their exposure to these countries. We estimate that, as of March 31, 2015, our aggregate exposure to European Periphery Nations via our fund investments and medium term notes did not exceed $150 million on a net basis. The exposure was diversified across issues and instruments and across the five European Periphery Nations.
In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances, including the names of our most significant reinsurance counterparties, see Item 8, Note 10, “Reinsurance,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including, but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.
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
Controls over Valuation of Financial Instruments
We perform regular reviews of the prices received from our third party valuation sources to assess whether the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches we take include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations that are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, comparisons of executed sales prices to prior valuations, regular deep dives on a sample of securities across our major asset classes and monthly reconciliations between the valuations provided by our external parties and valuations provided by our third party investment managers at a portfolio level.
In addition, we assess the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on our behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services' methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. We obtain the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, we compare the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent reasonable estimates of the fair values.
Valuation Methodology of Level 3 Assets and Liabilities
See Item 1, Note 4, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As of March 31, 2015, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position as of March 31, 2015.

Fair Value of Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
As of March 31, 2015, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at March 31, 2015	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$3,378,342	$—	—%
Corporate	8,154,638	5,861	0.1%
RMBS – Agency	3,711,334	1,820	—%
RMBS – Non-Agency	380,135	—	—%
CMBS	1,032,720	—	—%
CDO	500,974	496,923	99.2%
Other asset-backed securities	1,167,367	2,244	0.2%
U.S. States and political subdivisions of the States	1,973,140	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,093,771	—	—%
Total Fixed maturities, at fair value	$24,392,421	$506,848	2.1%
Equity securities, at fair value	783,471	—	—%
Short-term investments, at fair value	168,862	—	—%
Total investments available for sale	$25,344,754	$506,848	2.0%
Cash equivalents (1)	2,228,498	—	—%
Other investments (2)	974,583	190,097	19.5%
Other assets (3)	257,293	12,980	5.0%
Total assets carried at fair value	$28,805,128	$709,925	2.5%
Liabilities
Financial instruments sold, but not yet purchased (4)	$7,232	$—	—%
Other liabilities (5)	121,648	22,586	18.6%
Total liabilities carried at fair value	$128,880	$22,586	17.5%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 8, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $354.4 million at March 31, 2015.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased, are included within “Payable for investments purchased” on the balance sheets.

(5)	Other liabilities include derivative instruments, reported on a gross basis.
As of March 31, 2015, our Level 3 assets represented approximately 2.5% of our assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 17.5% of liabilities that are measured at fair value but less than 1% of total liabilities at March 31, 2015.
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

Gross unpaid losses and loss expenses totaled $19.0 billion and $19.4 billion as of March 31, 2015 and December 31, 2014, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the three months ended March 31, 2015:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2014	$19,353,243	$(3,411,526)	$15,941,717
Losses and loss expenses incurred	1,049,279	(279,452)	769,827
Losses and loss expenses (paid) / recovered	(965,016)	128,896	(836,120)
Foreign exchange and other	(472,242)	47,426	(424,816)
Balance at March 31, 2015	$18,965,264	$(3,514,656)	$15,450,608
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable,” and Note 11, “Losses and Loss Expenses,” to the Consolidated Financial Statements included in Items 7 and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	March 31, 2015	December 31, 2014
Reinsurance balances receivable	$142,372	$153,613
Reinsurance recoverable on future policy benefits (excluding balances related to the Life Retro Arrangements)	14,675	17,840
Reinsurance recoverable on unpaid losses and loss expenses	3,544,891	3,453,873
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(54,223)	(64,439)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,647,715	$3,560,887
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle claims, including large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary that would otherwise support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.
A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of “A+” (Stable) and two notches below the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under our two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
XL-Ireland's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included in our Annual Report on Form 10-K for the year ended December 31, 2014. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.
Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. As of March 31, 2015, XL-Ireland had $2.9 billion in distributable reserves.
As of March 31, 2015, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $15.2 million and $1.9 billion, respectively, compared to $22.4 million and $0.9 billion, respectively, as of December 31, 2014.
All of our outstanding debt as of March 31, 2015 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 25, “Statutory Financial Data,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.

Sources of Liquidity
As of March 31, 2015, on a consolidated basis we had cash and cash equivalents of approximately $3.2 billion as compared to approximately $2.5 billion at December 31, 2014. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	March 31, 2015	March 31, 2014
Operating activities	$34,978	$200,068
Investing activities	$(195,554)	$700,280
Financing activities	$896,093	$(232,310)
Effects of exchange rate changes on foreign currency cash	$(47,397)	$7,177
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
During the three months ended March 31, 2015, net cash flows provided by operating activities were $35.0 million compared to net cash flows provided by operating activities of $200.1 million for the same period in 2014. The decrease was driven by lower net income during the three months ended March 31, 2015 compared to the same period of 2014.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries.
Net cash provided by investing activities was $195.6 million in the three months ended March 31, 2015 compared to net cash used of $700.3 million for the same period in 2014. These cash flows were associated with the normal purchase and sale of portfolio investments.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 6, “Investments - Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At March 31, 2015, the Company had $15.4 billion in pledged assets which includes $1.0 billion of cash, cash equivalents and U.S. government securities held in escrow in relation to the Acquisition and the associated Bridge Facility. See "Note 3(a), "Acquisition and Disposals - Catlin Acquisition" for further information on the Bridge Facility. At December 31, 2014, the Company had $15.2 billion in pledged assets.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the three months ended March 31, 2015, net cash flows provided by financing activities was $896.1 million, mainly due to the issuance of debt, compared to net cash used of $232.3 million for the same period in 2014, which was predominantly impacted by share buybacks. See "Other Key Focuses of Management - Capital Management" for information regarding the issuance of debt and share buyback activity.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources
As of March 31, 2015 and December 31, 2014, we had total shareholders' equity of $11.6 billion and $11.4 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

a.	debt;

b.	XL-Cayman preference shares;

c.	letter of credit facilities and other sources of collateral; and

d.	revolving credit facilities.
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

Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	March 31, 2015	December 31, 2014
Non-controlling interests - Series D preference ordinary shares in XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares in XL-Cayman	999,500	999,500
Non-controlling interests - Other	57,866	57,515
Ordinary share capital	10,244,057	10,033,751
Total ordinary shares and non-controlling interests	$11,646,423	$11,435,766
Notes payable and debt	2,643,561	1,662,580
Total	$14,289,984	$13,098,346

Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	March 31, 2015	December 31, 2014
Ordinary shareholders’ equity – beginning of period	$10,033,751	$9,997,633
Net income (loss) attributable to ordinary shareholders	36,281	188,340
Share buybacks	(1,967)	(801,953)
Share issues	1,793	6,406
Ordinary share dividends	(41,599)	(172,080)
Change in accumulated other comprehensive income	220,712	747,801
Share-based compensation and other	(4,914)	67,604
Ordinary shareholders’ equity – end of period	$10,244,057	$10,033,751
Debt
The following tables present our debt under outstanding securities and lenders' commitments as of March 31, 2015:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolver	$1,000,000	$—	2018	$—	$—	$—	$—
2.30% Senior Notes	300,000	297,512	2018	—	—	300,000	—
5.75% Senior Notes	400,000	397,200	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,947	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	492,224	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,101	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,195	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,382	2045	—	—	—	500,000
	$3,675,000	$2,643,561		$—	$—	$300,000	$2,375,000
“In Use/Outstanding” data represent March 31, 2015 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
As of March 31, 2015, banks and investors provided us with $3.7 billion of debt capacity, of which $2.6 billion was utilized. This debt capacity consists of:

▪	a revolving credit facility of $1.0 billion; and

▪
senior unsecured notes of approximately $2.6 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. As of March 31, 2015, the outstanding issues of unsecured notes is as follows:

▪
$300 million senior notes due December 2018, with a fixed coupon of 2.30%. The notes are listed on the New York Stock Exchange. The notes were issued at 99.69% of the face amount and net proceeds were $296.6 million. Related expenses of the offering amounted to $2.5 million.

▪
$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The notes are listed on the New York Stock Exchange. The notes were issued at 100.0% of the face amount and net proceeds were $395.7 million. Related expenses of the offering amounted to $4.3 million.

▪
$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The notes are publicly traded. The notes were issued at 100.0% of the face amount and net proceeds were $347.8 million. Related expenses of the offering amounted to $2.2 million.

▪
$500 million subordinated notes due March 2025, with a fixed coupon of 4.45%. The notes are listed on the New York Stock Exchange. The notes were issued at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to $5.9 million.

▪
$325 million senior notes due May 2027, with a fixed coupon of 6.25%. The notes are publicly traded. The notes were issued at 99.805% of the face amount and net proceeds were $321.9 million. Related expenses of the offering amounted to $2.5 million.

▪
$300 million senior notes due December 2043, with a fixed coupon of 5.25%. The notes are listed on the New York Stock Exchange. The notes were issued at 99.77% of the face amount and net proceeds were $296.0 million. Related expenses of the offering amounted to $3.3 million.

▪
$500 million subordinated notes due March 2045, with a fixed coupon of 5.5%. The notes are listed on the New York Stock Exchange. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to $7.2 million.

As of March 31, 2015, $575 million of letters of credit were issued under the 2013 Citi Agreements (as defined below) and therefore this facility is not available for revolving credit loans.
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. As of both March 31, 2015 and December 31, 2014, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively.
Letter of Credit Facilities and other sources of collateral
As of March 31, 2015, we had eight letter of credit (“LOC”) facilities in place with total availability of $3.6 billion, of which $1.7 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$23,229	2018	$—	$—	$1,000,000	$—
LOC Facility (2)	1,000,000	741,425	2018	—	—	1,000,000	—
LOC Facility	600,000	150,277	Continuous	—	—	—	600,000
LOC Facility	250,000	131,299	Continuous	—	—	—	250,000
LOC Facility (3)	275,000	275,000	2015	275,000	—	—	—
LOC Facility (3)	200,000	200,000	2015	200,000	—	—	—
LOC Facility (3)	100,000	100,000	2016	—	100,000	—	—
LOC Facility	150,000	122,000	Continuous	—	—	—	150,000
Total LOC facilities	$3,575,000	$1,743,230		$475,000	$100,000	$2,000,000	$1,000,000
____________

(1)	This letter of credit facility includes $1.0 billion that is also included in the “5-year revolver” listed under Debt. See the discussion regarding the Syndicated Credit Agreements (defined below).

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)
We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements (defined below), with the lender's and issuing lender's consent.

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
General
The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk,” presented under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion does not reflect our market risks related to Catlin, which we acquired on May 1, 2015.
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
As described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," and Note 6, “Investments,” to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement between XLIB and GreyCastle. The Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
As of March 31, 2015 and December 31, 2014, bond index futures outstanding had net long positions of $256.2 million and $410.2 million, respectively, and stock index futures outstanding had a net short position of $178.1 million and a net long position of $3.8 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies as of March 31, 2015 and December 31, 2014:

(Foreign currency in millions)	March 31, 2015	December 31, 2014
Euro	182.5	129.7
U.K. Sterling	195.0	139.4
Swiss Franc	132.2	155.7
Canadian Dollar	208.8	190.4
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.3 years as of March 31, 2015.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) as of March 31, 2015:

Percentage of Aggregated Fixed Income Portfolio (1)(2)
AAA	48.5%
AA	18.7%
A	21.6%
BBB	8.4%
BB or Below	2.7%
NR	0.1%
Total	100.0%
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
As of March 31, 2015, the average credit quality of our aggregate fixed income investment portfolio was “Aa2(AA)." Our $11.2 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+," our $8.2 billion portfolio of corporates was rated “A," and our $6.8 billion structured securities portfolio was rated "AA+."
We are closely monitoring our corporate financial bond holdings given the events of the past six years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our investment portfolio as of March 31, 2015, representing both amortized cost and net unrealized gains (losses):

	March 31, 2015
Issuer (by Global Ultimate Parent) (1)(2) (U.S. dollars in millions)	Weighted Average Credit Quality (3)	Amortized Cost	Unrealized Gain/ (Loss)
WELLS FARGO & COMPANY	A+	$163.8	$6.9
JPMORGAN CHASE & CO.	A	139.9	5.5
CITIGROUP INC.	A-	136.5	5.3
BANK OF AMERICA CORPORATION	BBB+	119.0	2.9
THE GOLDMAN SACHS GROUP, INC.	A-	111.0	7.3
RABOBANK NEDERLAND NV.	AA-	105.2	4.4
THE PNC FINANCIAL SERVICES GROUP, INC.	A	83.5	1.9
LLOYDS BANKING GROUP PLC	AA+	80.1	4.0
COMMONWEALTH BANK OF AUSTRALIA	AA+	75.8	1.9
UBS GROUP AG	AA	74.9	2.6
BB&T CORPORATION	A	73.8	1.1
HSBC HOLDINGS PLC	A+	73.7	1.1
WESTPAC BANKING CORPORATION	AA	68.3	3.1
U.S. BANCORP	A+	64.2	1.1
BANK OF MONTREAL	AA	62.1	1.4
BNP PARIBAS	A+	54.7	0.9
ING GROEP N.V.	AA-	54.5	1.5
NATIONAL AUSTRALIA BANK LIMITED	AA	53.2	2.0
THE BANK OF NOVA SCOTIA	AA	50.5	0.8
____________

(1)	Includes Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

(3)
The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings (where available). U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations

As of March 31, 2015, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.2% of the aggregate fixed income portfolio and approximately 13.3% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)(2)	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	0.6%
JPMORGAN CHASE & CO.	0.5%
CITIGROUP INC.	0.5%
BANK OF AMERICA CORPORATION	0.5%
THE GOLDMAN SACHS GROUP, INC.	0.4%
RABOBANK NEDERLAND NV	0.4%
THE PNC FINANCIAL SERVICES GROUP, INC.	0.3%
LLOYDS BANKING GROUP PLC	0.3%
COMMONWEALTH BANK OF AUSTRALIA	0.3%
UBS Group AG	0.3%
____________

(1)	Corporate issuers include Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

As of March 31, 2015, the top 5 corporate sector exposures listed below represented 23.8% of the aggregate fixed income investment portfolio and 76.2% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (2)	$2,417.1	9.2%
Consumer, non-Cyclical	1,592.6	6.0%
Industrial	790.7	3.0%
Utilities	759.2	2.9%
Consumer, Cyclical	718.0	2.7%
Total	$6,277.6	23.8%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.8 billion structured securities portfolio, of which 87.3% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
Agency RMBS	$3,711.3	54.6%
Other ABS (2)	380.1	5.6%
CMBS	1,032.7	15.2%
Core CDO (non-ABS CDOs and CLOs)	501.0	7.4%
Non-Agency RMBS	1,167.4	17.2%
Total	$6,792.5	100.0%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Includes Covered Bonds.
Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives are purchased within our investment portfolio. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
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

Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. As of March 31, 2015, our equity portfolio was approximately $782.6 million as compared to $789.1 million at December 31, 2014. This excludes fixed income fund investments of $0.9 million and $79.2 million as of March 31, 2015 and December 31, 2014, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. As of March 31, 2015 and December 31, 2014, our direct allocation to equity securities was 2.5% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. As of March 31, 2015, our exposure to private investments, excluding unfunded commitments, was $341.0 million, representing 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $325.2 million as of December 31, 2014.
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.7 billion representing approximately 5.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of March 31, 2015, as compared to December 31, 2014 when we had a total exposure of $1.7 billion representing approximately 5.6% of the total investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio as of March 31, 2015 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios as of March 31, 2015, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(975.2)	$(205.2)	$(917.6)	$(67.0)	$870.8
(I) Fixed Income Portfolio	(970.0)	—	(873.1)	(62.1)	816.3
(a) Cash & Short Term Investments	(19.7)	—	(6.8)	(0.2)	23.1
(b) Total Government Related	(423.4)	—	(244.1)	(6.6)	350.9
(c) Total Corporate Credit	(320.5)	—	(347.9)	(34.8)	306.8
(d) Total Structured Credit	(206.3)	—	(274.2)	(20.6)	166.1
(II) Non-Fixed Income Portfolio	—	(205.2)	—	—	249.6
(e) Equity Portfolio	—	(79.1)	—	—	132.1
(f) Alternative Portfolio	—	(87.0)	—	—	122.6
(g) Private Investments	—	(39.1)	—	—	38.2
(h) Other	—	—	—	—	—
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR as of March 31, 2015 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

Life Funds Withheld Assets
The table below shows the Life Funds Withheld Assets by credit rating in percentage terms as of March 31, 2015:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	13.2%
AA	29.3%
A	32.0%
BBB	24.0%
BB or Below	1.5%
Total	100.0%
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

As of March 31, 2015, the average credit quality of the Life Funds Withheld Assets was “A+".
As of March 31, 2015, the top 5 corporate sector exposures listed below represented 49.5% of the Life Funds Withheld Assets.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$806.9	16.0%
Utilities	666.5	13.2%
Consumer, non-Cyclical	430.3	8.5%
Communications	345.7	6.8%
Industrial	254.2	5.0%
Total	$2,503.6	49.5%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

ITEM 4.	CONTROLS AND PROCEDURES
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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material developments to such proceedings during the three months ended March 31, 2015.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment as of March 31, 2015, no such disclosures are considered necessary.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended March 31, 2015 of its ordinary shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2015 to January 31, 2015	4,016	$34.37	—	$267.6 million
February 1, 2015 to February 28, 2015	724	$34.49	—	$267.6 million
March 1, 2015 to March 31, 2015	49,818	$36.20	—	$267.6 million
Total	54,558	$36.04	—	$267.6 million
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

2.2
Merger Agreement, dated as of January 9, 2015, among XL Group plc, Green Holdings Limited and Catlin Group Limited, incorporated by reference to Exhibit 2.2 to the Company's Form 8-K (No. 1-10804) filed on January, 9, 2015.

4.1
Base Indenture, dated March 30, 2015, among XL Group plc, XLIT Ltd., and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (No. 1-10804 filed on March, 30, 2015.

4.2
First Supplemental Indenture, dated March 30, 2015, to the Base Indenture, among XL Group plc, XLIT Ltd., and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's 8-K (No. 1-10804) filed on March 30, 2015.

4.3	Form of 4.450% Subordinated Note due 2025, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (No. 1-10804) filed on March 30, 2015.

4.4	Form of 5.500% Subordinated Note due 2045, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (No. 1-10804) filed on March 30, 2015.

4.7	Replacement Capital Covenant, dated March 30, 2015, incorporated by reference to Exhibit 4.7 to the Company's Form 8-K (No. 1-10804) filed on March 30, 2015.

10.1
First Amendment, dated February 11, 2015, to the Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.2
First Amendment, dated February 11, 2015, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.3	Form of Director Irrevocable Undertaking, incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on January 9, 2015.

10.4
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

Date:	May 11, 2015
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	May 11, 2015
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc