Form 10-Q
period 2015-06-30
XL GROUP PLC
filed 2015-08-10
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2015, there were 302,314,373 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	June 30, 2015	December 31, 2014
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $32,699,709; 2014, $27,728,771)	$33,767,991	$29,359,034
Equity securities, at fair value (cost: 2015, $964,038; 2014, $763,833)	1,073,470	868,292
Short-term investments, at fair value (amortized cost: 2015, $806,990; 2014, $257,221)	807,486	256,727
Total investments available for sale	$35,648,947	$30,484,053
Fixed maturities, at fair value (amortized cost: 2015, $768,492; 2014, $1,180)	$748,931	$1,171
Short-term investments, at fair value (amortized cost: 2015, $42,557; 2014, nil)	42,553	—
Total investments trading	$791,484	$1,171
Investments in affiliates	1,663,852	1,637,620
Other investments	1,743,259	1,248,439
Total investments	$39,847,542	$33,371,283
Cash and cash equivalents	2,840,841	2,521,814
Restricted cash	135,638	—
Accrued investment income	312,856	315,964
Deferred acquisition costs and value of business acquired	1,121,362	354,533
Ceded unearned premiums	2,433,462	952,525
Premiums receivable	5,933,368	2,473,736
Reinsurance balances receivable	371,807	131,519
Unpaid losses and loss expenses recoverable	5,155,612	3,429,368
Receivable from investments sold	118,415	92,762
Goodwill and other intangible assets	2,205,911	447,952
Deferred tax asset	204,155	204,491
Other assets	1,069,737	750,872
Total assets	$61,750,706	$45,046,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$25,840,381	$19,353,243
Deposit liabilities	1,212,206	1,245,367
Future policy benefit reserves	4,494,886	4,707,199
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable: 2015, $4,054,705; 2014, $4,265,678)	915,116	1,155,016
Unearned premiums	8,548,841	3,973,132
Notes payable and debt	2,726,455	1,662,580
Reinsurance balances payable	2,494,201	493,230
Payable for investments purchased	149,249	42,291
Deferred tax liability	144,044	66,246
Other liabilities	1,020,222	912,749
Total liabilities	$47,545,601	$33,611,053
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2015, 303,891,887; 2014, 255,182,955)	$3,039	$2,552
Additional paid in capital	9,153,868	7,359,102
Accumulated other comprehensive income	1,076,174	1,484,458
Retained earnings	2,014,217	1,187,639
Shareholders’ equity attributable to XL Group plc	$12,247,298	$10,033,751
Non-controlling interest in equity of consolidated subsidiaries	1,957,807	1,402,015
Total shareholders’ equity	$14,205,105	$11,435,766
Total liabilities and shareholders’ equity	$61,750,706	$45,046,819
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Net premiums earned	$2,082,053	$1,496,594	$3,416,053	$2,985,433
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	176,340	213,608	334,434	446,797
Net investment income - Life Funds Withheld Assets	46,864	19,165	97,283	19,165
Total net investment income	$223,204	$232,773	$431,717	$465,962
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments trading securities ("Trading") - Life Funds Withheld Assets:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	20,939	105,460	36,117	128,416
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(16,520)	(24,362)	(27,035)	(26,638)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(68)	(254)	(129)	(1,705)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	68,037	624	120,775	624
OTTI on investments - Life Funds Withheld Assets	(2,878)	(8,771)	(8,087)	(8,771)
Net unrealized gains (losses) on investments Trading - Life Funds Withheld Assets	(19,543)	—	(18,783)	—
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments Trading - Life Funds Withheld Assets	$49,967	$72,697	$102,858	$91,926
Net realized and unrealized gains (losses) on derivative instruments	48,509	11,599	65,030	13,409
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	239,174	(17,546)	9,807	(17,546)
Income (loss) from investment fund affiliates	31,377	17,683	66,706	50,986
Fee income and other	11,012	9,706	15,740	21,160
Total revenues	$2,685,296	$1,823,506	$4,107,911	$3,611,330
Expenses:
Net losses and loss expenses incurred	$1,151,195	$827,880	$1,921,022	$1,659,385
Claims and policy benefits	22,081	85,299	41,468	198,886
Acquisition costs	341,617	184,619	495,313	384,033
Operating expenses	507,354	333,029	833,010	643,453
Foreign exchange (gains) losses	10,374	21,141	37,764	31,582
Loss on sale of life reinsurance subsidiary	—	666,423	—	666,423
Interest expense	49,667	14,085	101,105	57,026
Total expenses	$2,082,288	$2,132,476	$3,429,682	$3,640,788
Income (loss) before income tax and income (loss) from operating affiliates	$603,008	$(308,970)	$678,229	$(29,458)
Income (loss) from operating affiliates	9,462	27,738	32,130	74,023
Gain on sale of operating affiliate	340,407	—	340,407	—
Provision (benefit) for income tax	32,959	(5,654)	57,177	28,667
Net income (loss)	$919,918	$(275,578)	$993,589	$15,898
Non-controlling interests	4,879	3,682	42,269	39,441
Net income (loss) attributable to ordinary shareholders	$915,039	$(279,260)	$951,320	$(23,543)
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	289,420	270,924	272,665	273,616
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	293,983	270,924	277,473	273,616
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$3.16	$(1.03)	$3.49	$(0.09)
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$3.11	$(1.03)	$3.43	$(0.09)
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Net income (loss) attributable to ordinary shareholders	$915,039	$(279,260)	$951,320	$(23,543)
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(318,935)	260,690	(258,590)	502,080
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	424,861	—	424,861
Change in adjustments related to future policy benefit reserves, net of tax	26,328	(440,461)	86,684	(474,465)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(321,046)	12,297	(283,931)	12,297
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	18,822	10,850	34,687	13,973
Change in OTTI losses recognized in other comprehensive income, net of tax	1,575	1,636	11,433	4,932
Change in underfunded pension liability, net of tax	(1,329)	(8)	(354)	(39)
Change in value of cash flow hedge	12	110	107	220
Foreign currency translation adjustments, net of tax	(34,423)	(9,602)	1,680	(13,482)
Comprehensive income (loss)	$286,043	$(18,887)	$543,036	$446,834
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2015	2014
Ordinary Shares:
Balance - beginning of year	$2,552	$2,783
Issuance of ordinary shares	515	11
Buybacks of ordinary shares	(30)	(113)
Exercise of stock options	2	2
Balance - end of period	$3,039	$2,683
Additional Paid in Capital:
Balance - beginning of year	$7,359,102	$7,994,100
Issuance of ordinary shares	1,851,705	14
Buybacks of ordinary shares	(85,796)	(323,455)
Exercise of stock options	4,826	3,055
Share-based compensation	24,031	26,663
Balance - end of period	$9,153,868	$7,700,377
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$1,484,458	$736,657
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(258,590)	502,080
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	424,861
Change in adjustments related to future policy benefit reserves, net of tax	86,684	(474,465)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(283,931)	12,297
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	34,687	13,973
Change in OTTI losses recognized in other comprehensive income, net of tax	11,433	4,932
Change in underfunded pension liability, net of tax	(354)	(39)
Change in value of cash flow hedge	107	220
Foreign currency translation adjustments, net of tax	1,680	(13,482)
Balance - end of period	$1,076,174	$1,207,034
Retained Earnings (Deficit):
Balance - beginning of year	$1,187,639	$1,264,093
Net income (loss) attributable to ordinary shareholders	951,320	(23,543)
Dividends on ordinary shares	(91,133)	(88,270)
Buybacks of ordinary shares	(26,559)	(28,085)
Share-based compensation	(7,050)	—
Balance - end of period	$2,014,217	$1,124,195
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,402,015	$1,351,665
Non-controlling interests - contributions	4,659	21,494
Non-controlling interests - distributions	(15,026)	—
Non-controlling interests - acquired	562,285	—
Non-controlling interests	3,874	1,129
Balance - end of period	$1,957,807	$1,374,288
Total Shareholders’ Equity	$14,205,105	$11,408,577
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$993,589	$15,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(102,858)	(91,926)
Net realized and unrealized (gains) losses on derivative instruments	(65,030)	(13,409)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(9,807)	17,546
Amortization of premiums (discounts) on fixed maturities	77,334	76,846
(Income) loss from investment and operating affiliates	(78,257)	(68,292)
Loss on sale of life reinsurance subsidiary	—	666,423
Gain on sale of ARX Holding Corp.	(340,407)	—
Share-based compensation	39,641	40,563
Depreciation	29,349	29,107
Accretion of deposit liabilities	20,887	(7,762)
Changes in:
Unpaid losses and loss expenses	(166,007)	(264,804)
Future policy benefit reserves	(122,842)	(93,202)
Funds withheld on life retrocession arrangements, net	(156,411)	(52,104)
Unearned premiums	868,244	848,937
Premiums receivable	(959,771)	(792,588)
Unpaid losses and loss expenses recoverable	(255,432)	136,758
Ceded unearned premiums	(343,391)	(338,855)
Reinsurance balances receivable	56,825	(28,270)
Deferred acquisition costs and value of business acquired	(105,402)	216,453
Reinsurance balances payable	565,221	420,902
Deferred tax asset - net	30,284	(51,571)
Derivatives	109,745	(45,306)
Other assets	(63,360)	(15,478)
Other liabilities	(59,258)	(286,737)
Other	57,618	34,500
Total adjustments	$(973,085)	$337,731
Net cash provided by (used in) operating activities	$20,504	$353,629
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$6,352,126	$3,043,659
Proceeds from redemption of fixed maturities and short-term investments	1,938,622	1,837,319
Proceeds from sale of equity securities	271,367	295,448
Purchases of fixed maturities and short-term investments	(8,042,196)	(3,801,109)
Purchases of equity securities	(239,535)	(239,680)
Proceeds from sale of affiliates	86,156	156,481
Purchases of affiliates	(33,298)	(196,487)
Purchase of Catlin Group Limited, net of cash acquired	(1,020,015)	—
Proceeds from sale of life reinsurance subsidiary	—	570,000
Proceeds from sale of ARX Holding Corp.	560,552	—
Change in restricted cash	(135,638)	—
Other, net	(87,516)	(96,222)
Net cash provided by (used in) investing activities	$(349,375)	$1,569,409
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$4,827	$3,057
Buybacks of ordinary shares	(112,385)	(351,654)
Dividends paid on ordinary shares	(89,053)	(87,056)
Distributions to non-controlling interests	(53,456)	(38,502)
Contributions from non-controlling interests	4,658	21,494
Proceeds from the issuance of debt	980,600	—
Deposit liabilities	(49,388)	(213,869)
Net cash provided by (used in) financing activities	$685,803	$(666,530)
Effects of exchange rate changes on foreign currency cash	(37,905)	13,799
Increase (decrease) in cash and cash equivalents	$319,027	$1,270,307
Cash and cash equivalents - beginning of period	2,521,814	1,800,832
Cash and cash equivalents - end of period	$2,840,841	$3,071,139
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the "Company" include XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries. On May 1, 2015, the Company completed its acquisition of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. See Note 3(a), "Acquisition and Disposals - Catlin Acquisition" for additional information with respect to the acquisition of Catlin.
These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), "Significant Accounting Policies – Basis of Preparation and Consolidation," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
2. Significant Accounting Policies
(a) Restricted Cash
Restricted cash represents cash and cash equivalents that the Company is a) holding for the benefit of a third party and which is legally or contractually restricted as to withdrawal or usage for general corporate purposes; and b) not replaceable by another type of asset other than cash or cash equivalents, under the terms of the Company's contractual arrangements with such third parties. Restricted cash includes cash and cash equivalents held pursuant to the terms of the Company's contractual obligations of the transaction described in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary."
(b) Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning consolidation of certain legal entities. Under this new guidance, all legal entities are required to evaluate whether they should consolidate certain legal entities. The guidance: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for certain reporting entities. Upon adoption of the new guidance, differing requirements for performing a consolidation analysis under existing GAAP will be eliminated, and all reporting entities will now fall within the scope of the Accounting Standards Codification Subtopic 810-10, Consolidation-Overall, unless a specific exception applies. Under this Subtopic, there are only two primary models for determining whether consolidation is appropriate - a voting interest entity model, and a variable interest entity model. The guidance is effective for public business entities for annual periods beginning after December 15, 2015, and interim and annual periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this guidance.
In April 2015, the FASB issued an accounting standards update concerning the presentation of deferred debt issuance costs in an entity's balance sheet. Under this new guidance, which is part of the FASB's initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, it is required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, the guidance also requires that the amortization of such costs be reported as interest expense. The guidance is effective for public business entities for annual periods beginning after December 15, 2015, and interim and annual periods thereafter, with early adoption permitted for

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

financial statements that have not been previously issued. This guidance is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.
In May 2015, the FASB issued an accounting standards update concerning investments for which management estimates fair value using net asset value per share (or its equivalent) as a practical expedient. Under the guidance, such investments will no longer be reported within the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim and annual periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this guidance, but it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.
In May 2015, the FASB issued an accounting standards update concerning the annual disclosure regarding the liability for unpaid claims and claims adjustment expenses for insurance entities. The guidance requires: (1) incurred and paid claims development information by accident year, on a net basis after reinsurance, for the number of years for which claims incurred typically remain outstanding, including the most recent reporting period, which need not exceed 10 years; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) for each accident year for which incurred claims development information is presented, the total of incurred but not reported ("IBNR") liabilities plus expected development on reported claims included in the liability for unpaid claims and claims adjustment expenses, accompanied by a description of reserving methodologies; (4) for each accident year for which incurred claims development information is presented, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information; and (5) for all claims, the average annual percentage payout of incurred claims by age for the same number of accident years as the disclosure for IBNR. The guidance recommends that insurance entities aggregate or disaggregate those disclosures so that useful information is not obscured by either the inclusion of a large amount of insignificant detail or the aggregation of items that have significantly different characteristics. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claims adjustment expenses. Additional disclosures about liabilities for unpaid claims and claim adjustment expenses reported at present value include: (1) for each period presented in the statement of financial position, the aggregate amount of discount for the time value of money deducted to derive the liability for unpaid claims and claim adjustment expenses; (2) for each period presented in the statement of income, the amount of interest accretion recognized; and (3) the line items in the statement of income in which interest accretion is classified. The guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, but it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows
3. Acquisition and Disposals
(a)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), the Company completed its acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin as contemplated by that certain Implementation Agreement, dated January 9, 2015 (the "Implementation Agreement"), by and among XL-Ireland, Green Holdings Limited, a wholly-owned subsidiary of the Company ("Green Holdings"), and Catlin.
Pursuant to the terms of the Implementation Agreement, the Catlin Acquisition was implemented by way of a scheme of arrangement (the "Scheme") under Section 99 of the Companies Act 1981 of Bermuda, as amended (the "Companies Act"), and sanctioned by the Supreme Court of Bermuda (the "Court"), immediately after which Catlin was merged with Green Holdings under Section 104H of the Companies Act, with Green Holdings as the surviving company, pursuant to the terms of that certain Merger Agreement, dated January 9, 2015 (the "Merger Agreement"), among XL-Ireland, Green Holdings and Catlin.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share ("XL Shares"), subject to the mix and match facility set forth in the Implementation Agreement. The newly-issued XL Shares are listed on the New York Stock Exchange. The XL Shares issued in connection with the Catlin Acquisition were issued in reliance upon the exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act") provided by Section 3(a)(10) of the Securities Act.
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
In connection with the Catlin Acquisition, on January 9, 2015, the Company announced that it was relying on £1.6 billion of debt to be provided under a bridge facility entered into by XLIT Ltd., a wholly-owned subsidiary of the Company ("XL-Cayman"), and arranged by Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA (the "Bridge Facility") for the purposes of discharging the cash component of the Acquisition Consideration. The Company subsequently terminated the commitments under the Bridge Facility as of April 8, 2015, due to a sufficient amount in escrow to discharge the cash portion of the Acquisition Consideration. Costs related to maintaining the Bridge Facility are discussed in "Transaction-related Costs" below.
In addition, on January 9, 2015, the Company entered into deal contingent deliverable foreign exchange forwards ("FX Forwards") with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate risk of foreign currency exposure related to the Catlin Acquisition. Following the closing of the Catlin Acquisition, the FX Forwards were settled.
Acquisition Consideration
The calculation of the consideration transferred to acquire Catlin Shares is as follows:

(In thousands, except per share data)
Catlin Shares outstanding as of April 30, 2015 that received share consideration (including the dilutive effect of warrants)	384,118
Exchange ratio per the implementation agreement	0.130
XL Share issuance to Catlin shareholders	49,935
Closing price per XL share on April 30, 2015 (1)	$37.08
XL Share issuance consideration	$1,851,601
Catlin Shares outstanding as of April 30, 2015 that received cash consideration (including the dilutive effect of warrants)	384,118
Cash price component, per Catlin Share in GBP	£3.88
Cash consideration, in GBP	£1,490,377
Foreign exchange rate: GBP/USD on April 30, 2015	$1.5349
Cash consideration	$2,287,579
Total acquisition consideration	$4,139,180
____________

(1)	The closing market price of XL Shares on the Acquisition Date represents the fair value of XL shares issued as part of the Acquisition Consideration.
The Company financed the $2.29 billion cash portion of the Acquisition Consideration by issuing $1.0 billion of subordinated debt, the proceeds (net of debt issuance costs) of which were $980.6 million, and the remaining $1.31 billion by using cash and cash equivalents on hand. See Note 10, "Notes Payable and Debt and Financing Arrangements," for further information on the debt issuance.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $778.0 million which is primarily attributable to the synergies and economies of scale expected to result upon integration of Catlin into the Company's operations, including further diversification in geographic mix and product offerings and an increase in distribution strength. Due to the timing of the Catlin Acquisition, the Company has not completed the assignment of goodwill to reporting units for the reporting period ending June 30, 2015. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes. The Company also

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

recognized indefinite lived intangible assets of $673.0 million and other intangible assets of $315.0 million, which will be amortized over their estimated useful lives. See Note 8, "Goodwill and Other Intangible Assets," for further information.
The foregoing allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available within the measurement period, which cannot exceed 12 months from the Acquisition Date. The fair value recorded for these items may be subject to adjustments, which may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(U.S. dollars in thousands)
ASSETS
Fixed maturities, at fair value	$6,266,489
Short-term investments, at fair value	634,599
Equity investments, at fair value	236,230
Investment in affiliates	216,843
Other investments	386,828
Total investments	$7,740,989
Cash and cash equivalents (1)	1,267,565
Accrued investment income	35,063
Premiums receivable	2,545,188
Unpaid losses and loss expenses recoverable	1,493,267
Reinsurance balances receivable	299,579
Ceded unearned premiums	1,143,852
Deferred acquisition costs and value of business acquired	679,259
Intangible assets	988,000
Receivable from investments sold	9,633
Other assets	314,168
Total assets	$16,516,563

LIABILITIES
Unpaid losses and loss expenses	$6,933,144
Unearned premiums	3,742,234
Reinsurance balances payable	1,441,749
Notes payable and debt	82,066
Payable for investments purchased	34,149
Deferred tax liability	94,071
Other liabilities	265,728
Total liabilities	$12,593,141
Net assets acquired before non-controlling interest	$3,923,422
Non-controlling interest in equity of consolidated subsidiaries	562,285
Net assets acquired	$3,361,137
Acquisition Consideration	$4,139,180
Goodwill	$778,043
____________
(1)    Includes Restricted Cash
An explanation of the significant adjustments to the components of fair value are as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force as of the Acquisition Date expire. The Company has included $183.3 million in

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

acquisition expenses related to the amortization of the value of business acquired during the three and six months ended June 30, 2015.

•	Intangible assets - Establish the estimated fair value of intangible assets related to Catlin. See Note 8, "Goodwill and Other Intangible Assets" for further information.

•	Other assets - Establish the estimated fair value of Catlin's internally developed software.

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired include an increase to adjust the carrying value of Catlin's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment, plus the unamortized fair value adjustment included in Catlin's historical unpaid losses and loss adjustment expenses, will be amortized to losses and loss adjustment expenses over a weighted average period of approximately 20 years, based on the estimated payout pattern of net reserves as of the Acquisition Date.

•
Net deferred tax liabilities - The adjustment to deferred tax liabilities is related to the deferred tax impact of the adjustments to fair value as noted above. This net increase of deferred tax liabilities is explained further in "Income Taxes" below.

•
Non-controlling interest - The fair value was determined based on the last trade price of preferred shares issued by Catlin Insurance Company Limited ("Catlin-Bermuda"). See Note 9, "Share Capital" for further information.

Income Taxes
As part of the allocation of the purchase price, the Company recorded a total net deferred tax liability of $94.1 million. This is the combination of an excess of gross tax liabilities over gross tax assets by $22.1 million, and a valuation allowance of $72.0 million across several jurisdictions. The $94.1 million total net deferred tax liability is comprised of a deferred tax liability of $133.8 million related to the estimated fair value of the intangible assets recorded at the Acquisition Date, partially offset by deferred tax assets, net of associated valuation allowances, of $17.4 million related to loss carry forwards, $13.0 million related to fixed assets, and $8.8 million related to the fair value measurements of unpaid losses and loss adjustment expenses, and deferred acquisition costs and the value of business acquired. The remaining $0.5 million of deferred tax assets relates primarily to differences between financial reporting and tax bases of the other acquired assets and liabilities as of the Acquisition Date.
As a result of the Catlin Acquisition, the expected full year effective tax rate has been determined using a single rate approach taking into account the full year expected results, including the post-acquisition results of the acquired businesses.
In order to align all U.S. regulated entities under X.L. America, Inc., an indirect, wholly-owned subsidiary of XL-Ireland ("XLA"), the Company is seeking to have XLA purchase 100% of the stock of Catlin Inc. from Catlin North America Holdings, Ltd, a U.K. holding company. Subject to receipt of the necessary regulatory approvals, the Company intends to complete this restructuring by no later than October 31, 2015. If the restructuring occurs by the specified date, there would likely be a release of the valuation allowance currently held against the deferred tax asset maintained by Catlin Inc. which would result in a permanent tax benefit through operations.
Transaction-related Costs
The Company incurred certain acquisition and financing costs associated with the transaction. The Company has recorded $61.8 million of these costs for the six months ended June 30, 2015, of which $47.3 million has been included in Operating Expense and $14.5 million has been included in Interest Expense.
Transaction costs included in Operating Expense primarily consist of due diligence, legal, advisory and investment banking costs. Transaction costs included in Interest Expense related to the maintenance of the Bridge Facility. Pursuant to the terms of the Implementation Agreement, Catlin was required to pay its own costs and expenses in relation to the negotiation, preparation, execution and implementation of the Catlin Acquisition. Costs incurred by Catlin were recorded and paid by Catlin prior to the Acquisition Date and are not included within the Company's consolidated statements of income and comprehensive income.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other:

(U.S. dollars in thousands)	Severance costs	Retention costs	Facilities-related costs	Consulting and other
Costs incurred in 2015	$12,274	$365	$1,530	$13,676
2015 payments	1,639	—	462	4,573
Liabilities at June 30, 2015	$10,635	$365	$1,068	$9,103
Financial Results
The following table summarizes the results of the acquired Catlin operations since the Acquisition Date that have been included within the Company's consolidated statements of income and comprehensive income.

(U.S. dollars in thousands)	May 1, 2015 to June 30, 2015
Total revenues	$709,800
Net income (loss) attributable to ordinary shareholders	$50,017
Supplemental Pro Forma Information
The results of the acquired Catlin operations have been included in the Company's unaudited consolidated financial statements from the Acquisition Date to June 30, 2015. The following table presents unaudited pro forma consolidated information for the six months ended June 30, 2015 and 2014 and assumes the Catlin Acquisition occurred on January 1, 2014. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2014, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed above, and the corresponding income tax effects. Non-recurring transaction related costs noted above have been included in the unaudited pro forma results for the six months ended June 30, 2014.

	Unaudited Pro Forma
	Six Months Ended June 30,
(In thousands, except per share data)	2015	2014
Total revenues	$5,427,900	$5,736,519
Net income attributable to ordinary shareholders	960,951	107,279
Earnings (loss) per ordinary share and ordinary share equivalent – basic	3.14	0.33
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	3.09	0.33
(b)    Sale of Strategic Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re"), an indirect wholly-owned subsidiary of the Company, completed the previously announced sale of all of its shares in ARX Holding Corp. ("ARX") to The Progressive Corporation ("Progressive") pursuant to the terms of the Stock Purchase Agreement with Progressive. XL Re's shares in ARX represented approximately 40.6% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. The carrying value of XL Re's shares in ARX was $220.2 million at the time of the sale.
XL Re received $560.6 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. Thus, the Company recorded a gain of $340.4 million as a result of this transaction that is reflected in the unaudited consolidated statement of income for the three and six months ended June 30, 2015.
(c)    Sale of Life Reinsurance Subsidiary
On May 1, 2014, a wholly owned subsidiary of the Company, XL Insurance (Bermuda) Ltd ("XLIB"), entered into a sale and purchase agreement with GreyCastle Holdings Ltd. ("GreyCastle") providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd ("XLLR"), to GreyCastle for $570 million in cash (subsequent to the transaction, XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")). This transaction closed on May 30, 2014. As a result of the transaction, the Company ceded the majority of its life reinsurance business to GCLR via 100% quota share reinsurance (the "Life Retro Arrangements"). This transaction covered a substantial portion of our

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

life reinsurance reserves. The Company ceased writing new life reinsurance contracts in 2009 and since that time has been managing the run-off of its life reinsurance operations ("Run-Off Life Operations"). The designated investments that support the Life Retro Arrangements on a funds withheld basis ("Life Funds Withheld Assets") are managed pursuant to agreed investment guidelines that meet the contractual commitments of the Company's ceding subsidiaries and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR.
Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
As of May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of the GreyCastle transaction, the Company retained approximately $0.4 billion of these reserves, and recorded a reinsurance recoverable from GCLR of $4.8 billion. Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within "Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable)" on the unaudited consolidated balance sheets. The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million that is reflected in the unaudited consolidated statements of income for the three and six months ended June 30, 2014.
As of June 30, 2015, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.5 billion, of which the Company retained approximately $0.4 billion, after consideration of its future policy benefit reserves recoverable from GCLR of approximately $4.1 billion. The net funds withheld liability included within "Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" was $0.9 billion. The Company continued to own $5.0 billion of assets supporting the Life Retro Arrangements.
The impact of the Life Retro Arrangements on the Company's results was as follows:

Impact of Life Retro Arrangements	Three months ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Underwriting profit (loss) (1)	$—	$—	$603	$—
Net investment income - Life Funds Withheld Assets	46,864	19,165	97,283	19,165
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	68,037	624	120,775	624
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(19,543)	—	(18,783)	—
OTTI on investments - Life Funds Withheld Assets	(2,878)	(8,771)	(8,087)	(8,771)
Exchange gains (losses)	(18,370)	—	(14,686)	—
Other income and expenses	3,773	(19)	2,475	(19)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	239,174	(17,546)	9,807	(17,546)
Net income (loss)	$317,057	$(6,547)	$189,387	$(6,547)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(321,046)	12,297	(283,931)	12,297
Change in adjustments related to future policy benefit reserves, net of tax	26,328	—	86,684	—
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	(22,339)	(5,750)	8,463	(5,750)
Total changes to other comprehensive income as a result of Life Retro Arrangements	$(317,057)	$6,547	$(188,784)	$6,547
Comprehensive income (loss)	$—	$—	$603	$—
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the six months ended June 30, 2015 relating to the Life Retro Arrangements transaction. Excluding this transaction, the impact to comprehensive income relating to the Life Retro Arrangements was nil for the three and six months ended June 30, 2015.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The fair values for available for sale investments are generally sourced from third parties. The fair value of fixed income securities is based upon quoted market values where available, "evaluated bid" prices provided by third party pricing services ("pricing services") where quoted market values are not available, or by reference to broker quotes where pricing services do not provide coverage for a particular security. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.
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
As discussed in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," under the Life Retro Arrangements, all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, the financial statements and accompanying notes included herein separately report the Life Funds Withheld Assets from the rest of the Company's investments.
For further information about the Company's fair value measurements, see Item 8, Note 2(b), "Significant Accounting Policies - Fair Value Measurements," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy:

June 30, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at June 30, 2015
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$3,827,106	$—	$—	$3,827,106
Corporate - Financials	—	3,225,513	10,000	—	3,235,513
Corporate - Non Financials (1)	—	6,946,510	5,554	—	6,952,064
Residential mortgage-backed securities – Agency ("RMBS - Agency")	—	3,955,106	3,038	—	3,958,144
Residential mortgage-backed securities – Non-Agency ("RMBS - Non-Agency")	—	372,271	—	—	372,271
Commercial mortgage-backed securities ("CMBS")	—	936,058	—	—	936,058
Collateralized debt obligations ("CDO")	—	3,854	484,171	—	488,025
Other asset-backed securities (1)	—	2,307,642	42,745	—	2,350,387

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

U.S. States and political subdivisions of the States	—	2,391,273	—	—	2,391,273
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	5,260,062	—	—	5,260,062
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$29,225,395	$545,508	$—	$29,770,903
Equity securities, at fair value	659,338	414,132	—	—	1,073,470
Short-term investments, at fair value (1)(2)	—	807,486	—	—	807,486
Total investments AFS - Excluding Funds Withheld Assets	$659,338	$30,447,013	$545,508	$—	$31,651,859
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$13,678	$—	$—	$13,678
Corporate - Financials	—	722,922	—	—	722,922
Corporate - Non Financials	—	1,665,678	—	—	1,665,678
RMBS – Agency	—	837	—	—	837
RMBS – Non-Agency	—	29,591	—	—	29,591
CMBS	—	145,617	—	—	145,617
Other asset-backed securities	—	187,537	—	—	187,537
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,231,228	—	—	1,231,228
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$3,997,088	$—	$—	$3,997,088
Total investments - AFS, at fair value	$659,338	$34,444,101	$545,508	$—	$35,648,947
Fixed maturities - trading securities ("Trading")
U.S. Government and Government-Related/Supported	$—	$3,596	$—	$—	$3,596
Corporate - Financials	—	187,169	—	—	187,169
Corporate - Non Financials	—	332,654	—	—	332,654
CMBS	—	261	—	—	261
Other asset-backed securities	—	14,823	—	—	14,823
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	252,981	—	—	252,981
Total fixed maturities - Trading, at fair value	$—	$791,484	$—	$—	$791,484
Cash equivalents (3)	705,092	270,784	—	—	975,876
Cash equivalents - Life Funds Withheld Assets (3)	143	91,367	—	—	91,510
Other investments (4)	—	1,139,393	255,672	—	1,395,065
Other assets (5)	—	215,083	13,392	(3,239)	225,236
Total assets accounted for at fair value	$1,364,573	$36,952,212	$814,572	$(3,239)	$39,128,118
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$381,337	$—	$—	$381,337
Financial instruments sold, but not yet purchased (7)	1,581	1,233	—	—	2,814
Other liabilities (5)	—	59,739	23,145	(3,239)	79,645
Total liabilities accounted for at fair value	$1,581	$442,309	$23,145	$(3,239)	$463,796

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2014
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$2,171,953	$—	$—	$2,171,953
Corporate - Financials	—	2,761,916	—	—	$2,761,916
Corporate - Non Financials (1)	—	6,010,563	5,894	—	$6,016,457
Residential mortgage-backed securities – RMBS - Agency	—	3,726,666	1,910	—	$3,728,576
Residential mortgage-backed securities – RMBS - Non-Agency	—	427,351	—	—	$427,351
CMBS	—	1,052,544	—	—	$1,052,544
CDO	—	4,076	687,958	—	$692,034
Other asset-backed securities (1)	—	1,060,005	5,288	—	$1,065,293
U.S. States and political subdivisions of the States	—	2,021,272	—	—	$2,021,272
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,240,073	—	—	$4,240,073
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$23,476,419	$701,050	$—	$24,177,469
Equity securities, at fair value	502,284	366,008	—	—	868,292
Short-term investments, at fair value (1)(2)	—	256,727	—	—	256,727
Total investments AFS - Excluding Funds Withheld Assets	$502,284	$24,099,154	$701,050	$—	$25,302,488
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$18,724	$—	$—	$18,724
Corporate - Financials	—	801,019	—	—	$801,019
Corporate - Non Financials	—	2,016,961	—	—	$2,016,961
RMBS – Agency	—	3,782	—	—	$3,782
RMBS – Non-Agency	—	85,335	—	—	$85,335
CMBS	—	193,167	—	—	$193,167
Other asset-backed securities	—	273,541	—	—	$273,541
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,789,036	—	—	$1,789,036
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$5,181,565	$—	$—	$5,181,565
Total investments - AFS, at fair value	$502,284	$29,280,719	$701,050	$—	$30,484,053
Fixed maturities - Trading
Corporate - Non Financials	—	1,171	—	—	$1,171
Total fixed maturities - Trading, at fair value	$—	$1,171	$—	$—	$1,171
Cash equivalents (3)	1,103,877	397,955	—	—	$1,501,832
Cash equivalents - Life Funds Withheld Assets (3)	460	132,738	—	—	$133,198
Other investments (4)	—	708,974	185,083	—	$894,057
Other assets (5)	—	122,996	13,663	(696)	$135,963
Total assets accounted for at fair value	$1,606,621	$30,644,553	$899,796	$(696)	$33,150,274
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$450,831	$—	$—	$450,831
Financial instruments sold, but not yet purchased (7)	4,737	25,669	—	—	$30,406
Other liabilities (5)	—	7,757	23,427	(696)	$30,488
Total liabilities accounted for at fair value	$4,737	$484,257	$23,427	$(696)	$511,725
____________

(1)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $75.3 million and $79.9 million and an amortized cost of $64.5 million and $68.4 million as of June 30, 2015 and December 31, 2014, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

(4)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, and a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $348.2 million as of June 30, 2015 and $354.4 million at December 31, 2014, are carried at amortized cost. For further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(5)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid see Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements.

(6)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the Life Retro Arrangements described in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," accrue to the benefit of GCLR.

(7)	Financial instruments sold, but not yet purchased, represent "short sales" and are included within "Payable for investments purchased" on the balance sheets.
(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2015 and 2014 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2015 and 2014, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2015 and 2014, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
In general, Level 3 assets include securities for which values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant unobservable inputs or other valuations sourced from brokers that are considered Level 3.
There were no significant transfers between Level 1 and Level 2 during each of the three and six months ended June 30, 2015 and 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2015
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$—	$5,861	$1,820	$—
Realized gains (losses)	—	(140)	—	—
Movement in unrealized gains (losses)	—	(44)	(1)	—
Purchases and issuances (1)	10,000	(123)	1,297	—
Sales	—	—	—	—
Settlements	—	—	(78)	—
Transfers into Level 3			—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$10,000	$5,554	$3,038	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(184)	$(1)	$—

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2015
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$—	$496,923	$2,244	$—
Realized gains (losses)	—	224	92	—
Movement in unrealized gains (losses)	—	2,445	8	—
Purchases and issuances (1)	—	11,941	40,628	—
Sales	—	—		—
Settlements	—	(27,362)	(227)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$484,171	$42,745	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$2,057	$100	$—

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2015
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$—	$190,097	$(9,606)
Realized gains (losses)		—	1,291	—
Movement in unrealized gains (losses)		—	(139)	(147)
Purchases and issuances (1)		—	66,510	—
Sales		—
Settlements		—	(2,087)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$255,672	$(9,753)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$1,152	$(147)
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition".

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2014
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$—	$4,382	$8,928	$11
Realized gains (losses)	—	35	6	—
Movement in unrealized gains (losses)	—	(93)	(13)	—
Purchases and issuances (1)	—	8	—	—
Sales	—	—	—	—
Settlements	—	(399)	(2,025)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$3,933	$6,896	$11
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(58)	$(6)	$—

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2014
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$5,926	$718,827	$10,673	$—
Realized gains (losses)	2	875	(5)	—
Movement in unrealized gains (losses)	(1)	8,331	144	—
Purchases and issuances (1)	1,376	75,201	3,000	—
Sales	—	(30,892)	—	—
Settlements	(5,358)	(39,518)	(2,108)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$1,945	$732,824	$11,704	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$8,247	$140	$—

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2014
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$—	$116,418	$(32,496)
Realized gains (losses)		—	5,127	—
Movement in unrealized gains (losses)		—	(1,779)	13,586
Purchases and issuances (1)		—	9,997	—
Sales		—	—	—
Settlements		—	(5,288)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$124,475	$(18,910)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$3,348	$13,586
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition".

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2015
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$—	$5,894	$1,910	$—
Realized gains (losses)	—	(141)	—	—
Movement in unrealized gains (losses)	—	4	(2)	—
Purchases and issuances (1)	10,000	(123)	1,297	—
Sales	—	—	—	—
Settlements	—	(80)	(167)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$10,000	$5,554	$3,038	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(136)	$—	$—

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2015
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$—	$687,958	$5,288	$—
Realized gains (losses)	—	260	91	—
Movement in unrealized gains (losses)	—	8,000	10	—
Purchases and issuances (1)	—	11,941	40,628	—
Sales	—	(155,085)	—	—
Settlements	—	(68,903)	(3,272)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$484,171	$42,745	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$4,725	$100	$—

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2015
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$—	$185,083	$(9,764)
Realized gains (losses)		—	2,593	—
Movement in unrealized gains (losses)		—	(1,966)	11
Purchases and issuances (1)		—	73,303	—
Sales		—	—	—
Settlements		—	(3,341)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$255,672	$(9,753)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$628	$11
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition".

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2014
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$—	$31,573	$10,473	$9
Realized gains (losses)	—	155	6	—
Movement in unrealized gains (losses)	—	(96)	(13)	2
Purchases and issuances (1)	—	1,443	—	—
Sales	—	—	—	—
Settlements	—	(5,513)	(2,598)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(23,629)	(972)	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$3,933	$6,896	$11
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$90	$(6)	$—

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2014
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$12,533	$710,253	$11,877	$—
Realized gains (losses)	3	2,456	(20)	—
Movement in unrealized gains (losses)	(3)	12,013	206	—
Purchases and issuances (1)	1,376	103,015	3,000	—
Sales	—	(40,824)	—	—
Settlements	(11,964)	(54,089)	(3,359)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$1,945	$732,824	$11,704	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$13,216	$186	$—

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2014
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$2,015	$113,472	$(29,110)
Realized gains (losses)		—	8,691	—
Movement in unrealized gains (losses)		(15)	(282)	10,200
Purchases and issuances (1)		—	21,086	—
Sales		—	—	—
Settlements		(2,000)	(18,492)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$124,475	$(18,910)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$8,409	$10,200
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition".

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
(d) Other investments
Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(e) Derivative instruments
Derivative instruments recorded within Other liabilities and classified within Level 3 include credit derivatives providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification and guaranteed minimum income benefits embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.
The calculation of the change in fair value of the embedded derivative associated with the Life Retro Arrangements includes interest income and realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in "Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" on the consolidated balance sheets. The fair value of the embedded derivative is considered a Level 2 valuation.
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values as of June 30, 2015 and December 31, 2014. All of these fair value estimates are considered Level 2 fair value measurements. The

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

	June 30, 2015		December 31, 2014
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments, structured transactions	$348,192	$365,335	$354,382	$371,625
Deposit liabilities	$1,212,206	$1,528,520	$1,245,367	$1,543,761
Notes payable and debt	2,726,455	2,911,949	1,662,580	1,897,854
Financial Liabilities	$3,938,661	$4,440,469	$2,907,947	$3,441,615
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 48.6 basis points and 29.5 basis points as of June 30, 2015 and December 31, 2014, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition," the underwriting results of the acquired businesses from the Acquisition Date through June 30, 2015 are included in the Company's Insurance or Reinsurance segment, as appropriate.
The Company’s general investment and financing operations are reflected in "Corporate and Other". Subsequent to the transaction described in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," GCLR reinsures the majority of the Company's life reinsurance business through the Life Retro Arrangements. The results of the Run-Off Life Operations not subject to the Life Retro Arrangements are also reported within Corporate and Other.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments, except as noted below. Investment assets related to the Company’s Run-Off Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or in Corporate and Other. The following tables summarize the segment results for the three and six months ended June 30, 2015 and 2014:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,219,444	$782,248	$3,001,692	$79,443	$3,081,135
Net premiums written	1,401,772	698,301	2,100,073	18,258	2,118,331
Net premiums earned	1,412,906	650,889	2,063,795	18,258	2,082,053
Net losses and loss expenses (2)	896,370	254,825	1,151,195	22,081	1,173,276
Acquisition costs (2)	181,716	158,217	339,933	1,684	341,617
Operating expenses (3)	292,161	71,727	363,888	(59)	363,829
Underwriting profit (loss)	$42,659	$166,120	$208,779	$(5,448)	$203,331
Net investment income - excluding Life Funds Withheld Assets (4)			149,461	10,831	160,292
Net investment income - Life Funds Withheld Assets				46,864	46,864
Net results from structured products (5)	3,401	1,856	5,257	—	5,257
Net fee income and other (6)	(2,033)	623	(1,410)	46	(1,364)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			4,223	128	4,351
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	45,616	45,616
Net realized and unrealized gains (losses) on derivative instruments			—	48,509	48,509
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	239,174	239,174
Net income (loss) from investment fund affiliates and operating affiliates (7)			—	40,839	40,839
Gain on sale of operating affiliate			—	340,407	340,407
Exchange (gains) losses			—	10,374	10,374
Corporate operating expenses			—	130,987	130,987
Contribution from P&C and Corporate and Other			366,310	625,605	991,915
Interest expense (8)				39,038	39,038
Non-controlling interests				4,879	4,879
Income tax expense				32,959	32,959
Net income (loss) attributable to ordinary shareholders					$915,039
Ratios – P&C operations: (9)
Loss and loss expense ratio	63.4%	39.2%	55.8%
Underwriting expense ratio	33.6%	35.3%	34.1%
Combined ratio	97.0%	74.5%	89.9%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $16.0 million and $10.6 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(8)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(9)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,618,405	$493,124	$2,111,529	$86,710	$2,198,239
Net premiums written	996,880	436,446	1,433,326	58,518	1,491,844
Net premiums earned	1,003,990	434,086	1,438,076	58,518	1,496,594
Net losses and loss expenses (2)	627,627	200,253	827,880	85,299	913,179
Acquisition costs (2)	99,863	80,874	180,737	3,882	184,619
Operating expenses (3)	213,930	47,582	261,512	2,209	263,721
Underwriting profit (loss)	$62,570	$105,377	$167,947	$(32,872)	$135,075
Net investment income - excluding Life Funds Withheld Assets (4)			144,555	52,118	196,673
Net investment income - Life Funds Withheld Assets				19,165	19,165
Net results from structured products (5)	31,645	3,240	34,885	—	34,885
Net fee income and other (6)	(3,567)	664	(2,903)	45	(2,858)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			78,505	2,339	80,844
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	(8,147)	(8,147)
Net realized and unrealized gains (losses) on derivative instruments			—	11,599	11,599
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(17,546)	(17,546)
Net income (loss) from investment fund affiliates and operating affiliates (7)			—	45,421	45,421
Exchange (gains) losses			—	21,141	21,141
Corporate operating expenses			—	56,495	56,495
Contribution from P&C and Corporate and Other			422,989	(671,937)	(248,948)
Interest expense (8)				32,284	32,284
Non-controlling interests				3,682	3,682
Income tax expense				(5,654)	(5,654)
Net income (loss) attributable to ordinary shareholders					$(279,260)
Ratios – P&C operations: (9)
Loss and loss expense ratio	62.5%	46.1%	57.6%
Underwriting expense ratio	31.3%	29.6%	30.7%
Combined ratio	93.8%	75.7%	88.3%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest credit of $16.9 million and $18.2 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(8)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(9)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$3,874,191	$1,607,910	$5,482,101	$154,394	$5,636,495
Net premiums written	2,490,880	1,445,936	3,936,816	32,764	3,969,580
Net premiums earned	2,375,212	1,008,077	3,383,289	32,764	3,416,053
Net losses and loss expenses (2)	1,513,317	407,705	1,921,022	41,468	1,962,490
Acquisition costs (2)	262,103	229,709	491,812	3,501	495,313
Operating expenses (3)	500,618	114,222	614,840	872	615,712
Underwriting profit (loss)	$99,174	$256,441	$355,615	$(13,077)	$342,538
Net investment income - excluding Life Funds Withheld Assets (4)			282,269	21,041	303,310
Net investment income - Life Funds Withheld Assets				97,283	97,283
Net results from structured products (5)	6,306	3,976	10,282	—	10,282
Net fee income and other (6)	(9,498)	1,448	(8,050)	178	(7,872)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			10,030	(1,077)	8,953
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	93,905	93,905
Net realized and unrealized gains (losses) on derivative instruments			—	65,030	65,030
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	9,807	9,807
Net income (loss) from investment fund affiliates and operating affiliates (7)			—	98,836	98,836
Gain on sale of operating affiliate				340,407	340,407
Exchange (gains) losses			—	37,764	37,764
Corporate operating expenses			—	193,430	193,430
Contribution from P&C and Corporate and Other			650,146	481,139	1,131,285
Interest expense (8)				80,519	80,519
Non-controlling interests				42,269	42,269
Income tax expense				57,177	57,177
Net income (loss) attributable to ordinary shareholders					$951,320
Ratios – P&C operations: (9)
Loss and loss expense ratio	63.7%	40.4%	56.8%
Underwriting expense ratio	32.1%	34.2%	32.7%
Combined ratio	95.8%	74.6%	89.5%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $31.1 million and $20.6 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(8)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(9)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$3,189,331	$1,350,837	$4,540,168	$171,007	$4,711,175
Net premiums written	2,124,247	1,228,619	3,352,866	134,829	3,487,695
Net premiums earned	1,996,430	854,174	2,850,604	134,829	2,985,433
Net losses and loss expenses (2)	1,266,820	392,565	1,659,385	198,886	1,858,271
Acquisition costs (2)	204,863	168,109	372,972	11,061	384,033
Operating expenses (3)	416,983	88,443	505,426	5,397	510,823
Underwriting profit (loss)	$107,764	$205,057	$312,821	$(80,515)	$232,306
Net investment income - excluding Life Funds Withheld Assets (4)			288,082	123,010	411,092
Net investment income - Life Funds Withheld Assets				19,165	19,165
Net results from structured products (5)	36,535	6,303	42,838	—	42,838
Net fee income and other (6)	(4,779)	1,337	(3,442)	90	(3,352)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			96,171	3,902	100,073
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	(8,147)	(8,147)
Net realized and unrealized gains (losses) on derivative instruments			—	13,409	13,409
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(17,546)	(17,546)
Net income (loss) from investment fund affiliates and operating affiliates (7)			—	125,009	125,009
Exchange (gains) losses			—	31,582	31,582
Corporate operating expenses			—	107,833	107,833
Contribution from P&C and Corporate and Other			736,470	(627,461)	109,009
Interest expense (8)				64,444	64,444
Non-controlling interests				39,441	39,441
Income tax expense				28,667	28,667
Net income (loss) attributable to ordinary shareholders					$(23,543)
Ratios – P&C operations: (9)
Loss and loss expense ratio	63.5%	46.0%	58.2%
Underwriting expense ratio	31.1%	30.0%	30.8%
Combined ratio	94.6%	76.0%	89.0%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest credit of $35.7 million and $7.4 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	The Company generally records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(8)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(9)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$286,348	$43,225	$—	$329,573
Casualty	420,472	125,787	—	546,259
Property catastrophe	—	163,453	—	163,453
Property	215,128	231,897	—	447,025
Marine, energy, aviation and satellite	(16)	32,549	—	32,533
Specialty	411,438	—	—	411,438
Other (1)	79,536	53,978	—	133,514
Total P&C Operations	$1,412,906	$650,889	$—	$2,063,795
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$1	$1
Run-off Life operations - Other Life	—	—	18,257	18,257
Total Corporate and Other	$—	$—	$18,258	$18,258
Total	$1,412,906	$650,889	$18,258	$2,082,053

Three Months Ended June 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$267,509	$44,239	$—	$311,748
Casualty	358,990	82,929	—	441,919
Property catastrophe	—	112,562	—	112,562
Property	142,874	142,337	—	285,211
Marine, energy, aviation and satellite	—	21,065	—	21,065
Specialty	179,948	—	—	179,948
Other (1)	54,669	30,954	—	85,623
Total P&C Operations	$1,003,990	$434,086	$—	$1,438,076
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$21,564	$21,564
Run-off Life operations - Other Life	—	—	36,954	36,954
Total Corporate and Other	$—	$—	$58,518	$58,518
Total	$1,003,990	$434,086	$58,518	$1,496,594
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$552,759	$78,233	$—	$630,992
Casualty	729,807	183,995	—	913,802
Property catastrophe	—	257,526	—	257,526
Property	343,369	363,121	—	706,490
Marine, energy, aviation and satellite	(16)	50,624	—	50,608
Specialty	596,162	—	—	596,162
Other (1)	153,131	74,578	—	227,709
Total P&C Operations	$2,375,212	$1,008,077	$—	$3,383,289
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	32,764	32,764
Total Corporate and Other	$—	$—	$32,764	$32,764
Total	$2,375,212	$1,008,077	$32,764	$3,416,053

Six Months Ended June 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$542,936	$94,343	$—	$637,279
Casualty	702,994	159,650	—	862,644
Property catastrophe	—	220,999	—	220,999
Property	282,607	277,576	—	560,183
Marine, energy, aviation and satellite	—	44,579	—	44,579
Specialty	356,857	—	—	356,857
Other (1)	111,036	57,027	—	168,063
Total P&C Operations	$1,996,430	$854,174	$—	$2,850,604
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$53,361	$53,361
Run-off Life operations - Other Life	—	—	81,468	81,468
Total Corporate and Other	$—	$—	$134,829	$134,829
Total	$1,996,430	$854,174	$134,829	$2,985,433
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Income Securities
During the second quarter of 2014, fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity ("HTM") to AFS in conjunction with the sale of XLLR, discussed in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary." As a result, the Company no longer holds HTM securities. Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million, net of tax, as a reduction of comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 15, "Accumulated Other Comprehensive Income (Loss)," for further information.
All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement relating to the sale of XLLR. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, disclosures within the financial statements and accompanying notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in accumulated other comprehensive income ("AOCI"), of the Company’s AFS investments as of June 30, 2015 and December 31, 2014, were as follows:

June 30, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$3,786,878	$56,994	$(16,766)	$3,827,106	$—
Corporate - Financials	3,194,676	61,404	(20,567)	3,235,513	—
Corporate - Non Financials (2)	6,792,840	209,968	(50,744)	6,952,064	(3,309)
RMBS – Agency	3,890,265	88,699	(20,820)	3,958,144	—
RMBS – Non-Agency	361,661	28,531	(17,921)	372,271	(57,074)
CMBS	929,466	14,903	(8,311)	936,058	(1,598)
CDO	505,865	6,733	(24,573)	488,025	(1,625)
Other asset-backed securities (2)	2,326,633	35,669	(11,915)	2,350,387	(1,516)
U.S. States and political subdivisions of the States	2,301,628	101,435	(11,790)	2,391,273	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,220,879	111,046	(71,863)	5,260,062	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,310,791	$715,382	$(255,270)	$29,770,903	$(65,122)
Total short-term investments - Excluding Life Funds Withheld Assets	$806,990	$1,190	$(694)	$807,486	$—
Total equity securities - Excluding Life Funds Withheld Assets	$964,038	$136,219	$(26,787)	$1,073,470	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$31,081,819	$852,791	$(282,751)	$31,651,859	$(65,122)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$11,501	$2,177	$—	$13,678	$—
Corporate - Financials	639,699	83,223	—	722,922	—
Corporate - Non Financials	1,439,134	226,544	—	1,665,678	—
RMBS – Agency	674	163	—	837	—
RMBS – Non-Agency	26,377	3,214	—	29,591	—
CMBS	126,539	19,078	—	145,617	—
Other asset-backed securities	164,779	22,758	—	187,537	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	980,215	251,013	—	1,231,228	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$3,388,918	$608,170	$—	$3,997,088	$—
Total investments - AFS	$34,470,737	$1,460,961	$(282,751)	$35,648,947	$(65,122)

Fixed maturities - Trading - Life Funds Withheld Assets				Amortized Cost	Fair Value
U.S. Government and Government-Related/Supported				$3,628	$3,596
Corporate - Financials				194,385	187,169
Corporate - Non Financials				343,658	332,654
CMBS				262	261
Other asset-backed securities				15,016	14,823
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported				254,100	252,981
Total investments - Trading - Life Funds Withheld Assets				$811,049	$791,484
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

(2)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $75.3 million and an amortized cost of $64.5 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate value of these notes.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$2,100,851	$77,889	$(6,787)	$2,171,953	$—
Corporate - Financials	2,687,797	87,058	(12,939)	2,761,916	—
Corporate - Non Financials (2)	5,774,333	278,747	(36,623)	6,016,457	(3,309)
RMBS – Agency	3,625,171	114,188	(10,783)	3,728,576	—
RMBS – Non-Agency	404,398	41,108	(18,155)	427,351	(67,918)
CMBS	1,033,819	23,987	(5,262)	1,052,544	(2,033)
CDO	717,544	1,659	(27,169)	692,034	(1,663)
Other asset-backed securities (2)	1,028,528	42,810	(6,045)	1,065,293	(1,797)
U.S. States and political subdivisions of the States	1,892,566	129,910	(1,204)	2,021,272	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,162,425	139,484	(61,836)	4,240,073	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,427,432	$936,840	$(186,803)	$24,177,469	$(76,720)
Total short-term investments - Excluding Life Funds Withheld Assets	$257,221	$49	$(543)	$256,727	$—
Total equity securities - Excluding Life Funds Withheld Assets	$763,833	$130,689	$(26,230)	$868,292	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$24,448,486	$1,067,578	$(213,576)	$25,302,488	$(76,720)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$14,866	$3,858	$—	$18,724	$—
Corporate - Financials	701,587	99,432	—	801,019	—
Corporate - Non Financials	1,706,262	310,699	—	2,016,961	—
RMBS – Agency	3,301	481	—	3,782	—
RMBS – Non-Agency	71,075	14,260	—	85,335	—
CMBS	168,886	24,281	—	193,167	—
Other asset-backed securities	238,168	35,373	—	273,541	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,397,194	391,842	—	1,789,036	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$4,301,339	$880,226	$—	$5,181,565	$—
Total investments - AFS	$28,749,825	$1,947,804	$(213,576)	$30,484,053	$(76,720)

Fixed maturities - Trading - Life Funds Withheld Assets				Amortized Cost	Fair Value
Corporate - Non Financials				$1,180	$1,171
Total investments - Trading - Life Funds Withheld Assets				$1,180	$1,171
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

(2)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $79.9 million and an amortized cost of $68.4 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate value of these notes.

As of June 30, 2015 and December 31, 2014, approximately 2.5% and 3.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 14.8% and 24.9% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, as of June 30, 2015 and December 31, 2014, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities Summary
The contractual maturities of AFS fixed income securities at June 30, 2015 and December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,957,896	$1,962,391	$1,972,224	$1,980,429
Due after 1 through 5 years	12,409,937	12,584,530	8,919,037	9,113,651
Due after 5 through 10 years	5,231,268	5,305,166	4,232,396	4,412,569
Due after 10 years	1,697,800	1,813,931	1,494,315	1,705,022
	$21,296,901	$21,666,018	$16,617,972	$17,211,671
RMBS – Agency	3,890,265	3,958,144	3,625,171	3,728,576
RMBS – Non-Agency	361,661	372,271	404,398	427,351
CMBS	929,466	936,058	1,033,819	1,052,544
CDO	505,865	488,025	717,544	692,034
Other asset-backed securities	2,326,633	2,350,387	1,028,528	1,065,293
Total mortgage and asset-backed securities	$8,013,890	$8,104,885	$6,809,460	$6,965,798
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,310,791	$29,770,903	$23,427,432	$24,177,469
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$87,963	$96,402	$117,048	$125,326
Due after 1 through 5 years	468,476	505,063	638,526	685,787
Due after 5 through 10 years	705,507	808,909	1,004,698	1,165,348
Due after 10 years	1,808,603	2,223,132	2,059,637	2,649,279
	$3,070,549	$3,633,506	$3,819,909	$4,625,740
RMBS – Agency	674	837	3,301	3,782
RMBS – Non-Agency	26,377	29,591	71,075	85,335
CMBS	126,539	145,617	168,886	193,167
Other asset-backed securities	164,779	187,537	238,168	273,541
Total mortgage and asset-backed securities	$318,369	$363,582	$481,430	$555,825
Total fixed maturities - AFS - Life Funds Withheld Assets	$3,388,918	$3,997,088	$4,301,339	$5,181,565
Total fixed maturities - AFS	$32,699,709	$33,767,991	$27,728,771	$29,359,034
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$42,557	$42,553	$—	$—
Due after 1 through 5 years	221,522	220,727	—	—
Due after 5 through 10 years	162,877	160,923	1,180	1,171
Due after 10 years	368,815	352,197	—	—
	$795,771	$776,400	$1,180	$1,171
CMBS	262	261	—	—
Other asset-backed securities	15,016	14,823	—	—
Total mortgage and asset-backed securities	$15,278	$15,084	$—	$—
Total fixed maturities - Trading - Life Funds Withheld Assets	$811,049	$791,484	$1,180	$1,171
OTTI Considerations
Under final authoritative accounting guidance, a debt security for which amortized cost exceeds fair value is deemed to be other-than-temporarily impaired if it meets either of the following conditions: (a) the Company intends to sell, or it is more likely than not that the Company will be required to sell, the security before a recovery in value, or (b) the Company does not expect to recover the entire amortized cost basis of the security. Other than in a situation in which the Company has the intent to sell a debt security or more likely than not will be required to sell a debt security, the amount of the OTTI related to a credit loss on the security is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized in earnings ("credit loss impairment") represents the difference between the amortized cost of the security and the net present value of its projected future cash flows

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

discounted at the effective interest rate implicit in the debt security prior to impairment ("NPV"). The remaining difference between the security's NPV and its fair value is recognized in OCI. Subsequent changes in the fair value of these securities are included in OCI unless a further impairment is deemed to have occurred.
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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of June 30, 2015 and December 31, 2014, the Company had $18.4 billion and $15.2 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities as of June 30, 2015 and December 31, 2014 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
June 30, 2015 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,721,385	$(12,211)	$109,027	$(4,666)
Corporate – Financials	1,054,854	(13,737)	76,450	(6,846)
Corporate – Non Financials	2,305,696	(41,526)	146,220	(9,582)
RMBS – Agency	1,136,559	(12,171)	245,806	(8,649)
RMBS – Non-Agency	45,052	(1,959)	197,361	(15,962)
CMBS	295,914	(5,263)	100,100	(3,048)
CDO	39,969	(5,506)	322,684	(19,067)
Other asset-backed securities	1,014,257	(6,535)	59,985	(5,392)
U.S. States and political subdivisions of the States	706,360	(10,617)	17,546	(1,181)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,736,079	(38,213)	459,362	(33,833)
Total fixed maturities and short-term investments - AFS	$10,056,125	$(147,738)	$1,734,541	$(108,226)
Total equity securities	$267,759	$(26,787)	$—	$—

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2014 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$251,091	$(1,196)	$342,890	$(5,603)
Corporate – Financials	387,619	(5,858)	105,155	(7,097)
Corporate – Non Financials	949,851	(28,023)	319,066	(8,657)
RMBS – Agency	134,535	(220)	512,652	(10,563)
RMBS – Non-Agency	45,378	(1,358)	202,700	(16,797)
CMBS	78,356	(385)	169,065	(4,877)
CDO	249,803	(2,666)	414,516	(24,503)
Other asset-backed securities	143,044	(2,813)	57,544	(3,232)
U.S. States and political subdivisions of the States	32,187	(210)	63,695	(994)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	624,346	(19,043)	558,422	(43,251)
Total fixed maturities and short-term investments - AFS	$2,896,210	$(61,772)	$2,745,705	$(125,574)
Total equity securities	$191,193	$(26,230)	$—	$—
The Company had gross unrealized losses totaling $282.8 million on 2,944 securities out of a total of 8,969 held as of June 30, 2015 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. As of June 30, 2015, the AFS - Excluding Life Funds Withheld Assets portfolio included structured credit securities with gross unrealized losses of $8.8 million, which had a fair value of $6.9 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$48,547	$118,947	$110,845	$170,160
Gross realized losses on investments sold	(27,608)	(13,487)	(74,728)	(41,744)
OTTI on investments, net of amounts transferred to other comprehensive income	(16,588)	(24,616)	(27,164)	(28,343)
	$4,351	$80,844	$8,953	$100,073
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$84,641	$624	$137,769	$624
Gross realized losses on investments sold	(16,604)	—	(16,994)	—
OTTI on investments, net of amounts transferred to other comprehensive income	(2,878)	(8,771)	(8,087)	(8,771)
Net unrealized gains (losses) on trading securities	$(19,543)	$—	$(18,783)	$—
	$45,616	$(8,147)	$93,905	$(8,147)
Total net realized gains (losses) on investments	$49,967	$72,697	$102,858	$91,926

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the net impairment charges of $16.6 million for investments excluding Life Funds Withheld Assets for the three months ended June 30, 2015 were:

▪	$6.5 million related to certain Other Investments that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$4.8 million related to certain high yield securities which we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$4.0 million related to certain Alternatives that were in a loss position for more than 11 months.

•	$0.3 million related to certain equities that were in a loss position for more than 11 months.

•
$0.2 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•	$0.8 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company for which a portion of the OTTI loss was recognized in OCI, as of the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Opening balance as of beginning of indicated period	$108,458	$171,382	$131,942	$174,805
Credit loss impairment recognized in the current period on securities not previously impaired	—	30	7,560	41
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(8,495)	(3,322)	(37,034)	(7,571)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(2,629)	—	(2,629)	—
Additional credit loss impairments recognized in the current period on securities previously impaired	246	892	387	3,153
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3,361)	(3,105)	(6,007)	(4,551)
Balance as of June 30,	$94,219	$165,877	$94,219	$165,877
During the three months ended June 30, 2015 and 2014, the $8.5 million and $3.3 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, included $1.7 million and $2.5 million, respectively, of non-Agency RMBS.
During the six months ended June 30, 2015 and 2014 , the $37.0 million and $7.6 million, respectively, credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, included $28.9 million and $5.2 million, respectively, of non-Agency RMBS.
7. Derivative Instruments
The Company enters into derivative instruments for both risk management and efficient portfolio management. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as "Net realized and unrealized gains (losses) on derivative instruments" unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), "Significant Accounting Policies - Derivative Instruments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,834,298	$209,675	$720,027	$52,188	$2,300,609	$121,862	$302,211	$2,936
Total derivatives designated as hedging instruments	$1,834,298	$209,675	$720,027	$52,188	$2,300,609	$121,862	$302,211	$2,936
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$10,684	$194	$33,934	$44	$394,597	$206	$20,782	$51
Foreign exchange exposure	301,260	1,628	139,215	3,786	7,385	403	207,182	4,442
Credit exposure	8,963	814	51,614	12,613	2,408	165	14,270	9,836
Financial market exposure	58,875	2,608	34,794	405	46,145	360	33,670	34
Other Non-Investment Derivatives:
Foreign exchange contracts	79,101	164	8,517	527	—	—	81,194	282
Credit exposure	30,281	71	—	—	31,060	60	—	—
Guaranteed minimum income benefit contract	45,006	13,321	45,006	13,321	46,249	13,603	46,249	13,603
Modified coinsurance funds withheld contracts (2)	65,663	—	4,954,481	—	64,947	—	5,401,278	—
Total derivatives not designated as hedging instruments	$599,833	$18,800	$5,267,561	$30,696	$592,791	$14,797	$5,804,625	$28,248
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis.

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount as of June 30, 2015 is the cumulative net realized and unrealized loss on life retrocession embedded derivative of $381.3 million.

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets, or collateral provided related to derivative liabilities, reported in other assets and or other liabilities within our consolidated balance sheets as of June 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Balance Sheets
June 30, 2015 (U.S. dollars in thousands)	Gross Amounts Recognized in the Balance Sheets	Gross Amounts Offset in the Balance Sheets	Net Amounts in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$228,475	$3,239	$225,236	$—	$132,050	$93,186
Derivative Liabilities	$82,884	$3,239	$79,645	$—	$—	$79,645

December 31, 2014 (U.S. dollars in thousands)
Derivative Assets	$136,659	$696	$135,963	$—	$78,580	$57,383
Derivative Liabilities	$31,184	$696	$30,488	$—	$—	$30,488
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are covered under netting agreements. As of June 30, 2015 and December 31, 2014, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $132.1 million and $78.6 million, respectively. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.
(a) Derivative Instruments Designated as Fair Value Hedges
The Company designates certain of its derivative instruments as fair value hedges or cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets and liabilities. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis, and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.
The Company may use foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations. In connection with the Catlin Acquisition and the FX Forwards, certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments up until such time Catlin Acquisition was completed. Thereafter, these foreign exchange contracts were re-designated as hedging instruments.
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and six months ended June 30, 2015 and 2014:

Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended June 30, 2015 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	—
Total	$—	$—	$—

Three Months Ended June 30, 2014
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(9,132)
Total	$(9,132)	$7,082	$(2,050)

Six Months Ended June 30, 2015
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	—
Total	$—	$—	$—

Six Months Ended June 30, 2014
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(15,663)
Total	$(15,663)	$15,407	$(256)
The gains (losses) recorded on both the derivative instruments and specific items designated as being hedged as part of the fair value hedging relationships outlined above along with any associated ineffectiveness in the relationships are recorded through Net realized and unrealized gains (losses) on derivative instruments in the income statement.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity as of June 30, 2015 and 2014 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt June 30,		Fair Value Hedges - Deposit Liabilities June 30,
(U.S. dollars in thousands, except years)	2015	2014	2015	2014
Cumulative reduction to interest expense	$—	$20,810	$99,141	$90,615
Remaining balance	$—	$814	$134,054	$142,580
Weighted average years remaining to maturity	0.0	0.2	22.4	24.0
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
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2015 and 2014, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the Foreign currency translation adjustment, net of tax, account within AOCI for the three and six months ended June 30, 2015 and 2014:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,815,593	$2,270,090	$1,222,267	$2,478,772
Derivative gains (losses) (1)	$(30,498)	$(2,170)	$36,272	$(1,210)
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and six months ended June 30, 2015 and 2014:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Investment Related Derivatives:
Interest rate exposure	$(6,563)	$8,978	$3,073	$9,326
Foreign exchange exposure	482	(1,490)	(880)	1,798
Credit exposure	(386)	411	(305)	7
Financial market exposure	(1,645)	2,508	1,398	3,378
Financial Operations Derivatives:
Credit exposure	—	447	—	(4,353)
Other Non-Investment Derivatives:
Foreign exchange contracts	55,372	—	57,431	—
Credit exposure	132	—	1,478	—
Guaranteed minimum income benefit contract	—	633	—	2,257
Modified coinsurance funds withheld contract	1,117	2,162	2,835	1,252
Total gain (loss) recognized in income from derivatives not designated as hedging instruments	$48,509	$13,649	$65,030	$13,665
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	—	(2,050)	—	(256)
Net realized and unrealized gains (losses) on derivative instruments	$48,509	$11,599	$65,030	$13,409

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$239,174	$(17,546)	$9,807	$(17,546)
The Company’s objectives in using these derivatives are explained below.
(d)(i) Investment Related Derivatives
The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, commodity contracts, total return swaps, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for efficient portfolio management. When using cleared (exchange traded) derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's future commissions merchant. When using uncleared (over-the-counter) derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties under any derivative contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.
Investment Related Derivatives – Interest Rate Exposure
The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and net economic exposure to interest rate risks. The Company may also use interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest or to convert a variable rate of interest from one basis to another.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Related Derivatives – Credit Exposure
Credit derivatives may be purchased within the Company's investment portfolio in the form of single name, basket or index credit default swaps and swaptions, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to securities of selected issuers, including issuers that are not held in the underlying fixed income portfolio.
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
(d)(iii) Other Non-Investment Derivatives
Foreign Exchange Contracts
On January 9, 2015, the Company entered into the FX Forwards with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate risk of foreign currency exposure related to the Catlin Acquisition. Following the close of the Catlin Acquisition, the FX Forwards were settled.
In connection with the Catlin Acquisition and the FX Forwards, during the quarter, certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments.
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. As of June 30, 2015, there was no reported event of default on this obligation. As of June 30, 2015 and December 31, 2014, the notional amount outstanding related to the derivative was $30.3 million and $31.1 million, respectively, and the Company had recorded a derivative asset of $0.1 million and $0.1 million, respectively. During the three months ended June 30, 2015, the Company recorded Net realized and unrealized gains of $0.1 million relating to this credit derivative. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
Modified Coinsurance and Funds Withheld Contracts
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The change in the value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses subsequent to May 30, 2014 as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Interest income - Life Funds Withheld Assets	$(47,873)	(19,944)	(98,869)	(19,944)
Realized and unrealized gains (losses) - Life Funds Withheld Assets	321,038	1,893	168,208	1,893
Other	59	505	155	505
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$273,224	$(17,546)	$69,494	$(17,546)
Net adjustments related to future policy benefit reserves, net of tax	$(35,929)	$—	$(47,883)	$—
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$1,879	$—	$(11,804)	$—
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$239,174	$(17,546)	$9,807	$(17,546)
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of June 30, 2015 and December 31, 2014 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	June 30, 2015	December 31, 2014
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$21,545	$5,770
Collateral posted to counterparty	$12,390	$—
8. Goodwill and Other Intangible Assets
The Company has goodwill and intangible assets of $2.2 billion and $448.0 million at June 30, 2015 and December 31, 2014, respectively.
In the second quarter of 2015, as a result of the transaction described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition," the Company recognized additional intangible assets. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
During the first quarter of 2014, goodwill and intangible assets increased as a result of the completion of an acquisition. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired - including definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the six months ended June 30, 2015:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2014	$415,936	$15,366	$16,650	$447,952
Additions	778,043	673,000	315,000	1,766,043
Amortization	—	—	(4,335)	(4,335)
Foreign Currency Translation	(3,749)	—	—	(3,749)
Balance at June 30, 2015	$1,190,230	$688,366	$327,315	$2,205,911

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the intangible assets and their related useful lives recorded in connection with the Catlin Acquisition as of the Acquisition Date:

(U.S. dollars in thousands)	Amount	Estimated Useful Life
Lloyd's - Syndicate capacity	$660,000	Indefinite
Insurance licenses	13,000	Indefinite
Total identified indefinite life intangible assets	$673,000
Lloyd's - Managing agent contracts	15,000	15 years
Distribution network	290,000	20 years
Trademarks / Trade names	10,000	2 years
Total identified definite life intangible assets	$315,000
Total identified intangible assets	$988,000
An explanation of the intangible assets is as follows:

•
Lloyd's - Syndicate capacity - The syndicate capacity of two Lloyd's syndicates, which will allow the Company to write insurance business in the Lloyd's market globally and realize the profits from that business. The value of the syndicate capacity includes the reputational value of participation in the Lloyd's market, and the value of trade names and licenses associated with syndicate ownership.

•	Insurance licenses - U.S. State insurance licenses owned by Catlin at the time of Catlin Acquisition.

•
Lloyds - Managing agent contracts - As the managing agent for certain Lloyd's syndicates, the Company has contracts with the syndicate members to provide underwriting services, for which it earns managing agent fees and a profit commission.

•
Distribution network - A network of hundreds of retail and wholesale brokers worldwide, including specialty and regional brokerages, which allow the Company to form closer relationships with clients and brokers worldwide, which aids business retention.

•
Trademarks / Trade names - The Catlin trademarks / trade names are utilized to attract customers for the turnkey solutions provided under the Company's managing agent contracts, and to generate premium from the non-Lloyd's platform underwriting products for which the Catlin brand is known.

9. Share Capital
(a) Authorized and Issued
Ordinary Shares
In connection with the Catlin Acquisition described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition," the Company issued 49.9 million ordinary shares to Catlin shareholders, which had an aggregate value as of the Acquisition Date of $1.85 billion.
The following table is a summary of ordinary shares issued and outstanding:

(in thousands)	June 30, 2015	December 31, 2014
Balance – beginning of period	255,183	278,253
Exercise of options	220	424
Net issuance of restricted shares	1,536	1,246
Share buybacks (1)	(2,982)	(24,740)
Issue of shares	49,935	—
Balance – end of period	303,892	255,183
____________

(1)
Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company's equity compensation programs.

Buybacks of Ordinary Shares
On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of ordinary shares, which included the amounts that remained under the

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

previous Share Buyback Program. The Company had suspended active share buybacks through the close of the Catlin Acquisition; however, following the close of the Catlin Acquisition, the Company resumed buybacks under the Share Buyback Program. During the three and six months ended June 30, 2015, the Company purchased and canceled 2.9 million ordinary shares under the Share Buyback Program for $110.0 million. As of June 30, 2015, $157.6 million remained available for purchase under the Share Buyback Program.
Acquisition of Non-controlling Preferred Shares
In connection with the Catlin Acquisition described in Note 3(a), "Acquisition and Disposals - Catlin Acquisition," the Company assumed responsibility for 0.6 million non-cumulative perpetual preferred shares issued by Catlin-Bermuda, par value of $0.01 per share, with liquidation preference of $1,000 per share, plus declared and unpaid dividends ("CICL Prefs"). Dividends at a rate of 7.249 percent on the liquidation preference are payable semi-annually on January 19 and July 19 in arrears as and when declared up to but not including January 2017. Thereafter, if the CICL-Prefs have not yet been redeemed, dividends will be payable quarterly at a rate equal to 2.975 percent plus the three-month LIBOR rate of the liquidation preference. The fair value on the date of Catlin Acquisition was $562.3 million, which was based on the last trade price of the security prior to the Catlin Acquisition.
(b) Stock Plans
The Company's performance incentive programs provide for grants of stock options, restricted stock, equity-classed restricted stock units, liability-classed restricted stock units, performance units and stock appreciation rights. Share-based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period, incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 20, "Share Capital," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further information on the Company's performance incentive programs and associated accounting.
During the six months ended June 30, 2015, the Company granted approximately 2.0 million stock options with a weighted-average grant date fair value of $6.51 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.70%
Volatility	21.6%
Expected lives	6.0 years
During the six months ended June 30, 2015, the Company granted approximately 40,570 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.5 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends contingent upon the vesting of the restricted stock and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the six months ended June 30, 2015, the Company granted approximately 1.5 million equity-classed restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $55.4 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share, and grants vest in three equal installments upon the first, second and third anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
During the six months ended June 30, 2015, the Company granted approximately 2.5 million liability-classed stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $93.4 million. Each liability-classed restricted stock unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one ordinary share. The grants may vest either in three equal installments upon the first, second and third anniversaries of the date of grant; or in two equal installments upon the first and second anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and are paid in cash contingent upon vesting.
During the six months ended June 30, 2015, the Company granted approximately 0.8 million performance units (representing a potential maximum share payout of approximately 1.6 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $28.2 million. The performance units issued in 2015 vest after three years,

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

subject to the achievement of stated market metrics, and entitle the holder to ordinary shares of the Company. Performance units issued prior to 2015 vest subject to the achievement of stated performance metrics. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated market metrics along with each employee's continued service through the vesting date. Performance units issued prior to 2015 have a similar range of targeted number of shares, but payouts are dependent upon the achievement of stated performance metrics along with each employee's continued service through the vesting date. Furthermore, performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting. There are no dividend rights associated with performance units issued prior to 2015. Performance targets are based on relative and absolute financial performance metrics.
10. Notes Payable and Debt and Financing Arrangements
As of June 30, 2015, the Company's financing structure, which includes senior and subordinated notes, and bank and loan facilities available from a variety of sources, including commercial banks, is as follows:

(U.S. dollars in thousands)	June 30, 2015		December 31, 2014
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	300,000	297,679	300,000	297,344
5.75% Senior Notes due 2021	400,000	397,307	400,000	397,092
6.375% Senior Notes due 2024	350,000	348,975	350,000	348,920
4.45% Subordinated Notes due 2025	500,000	492,292	—	—
6.25% Senior Notes due 2027	325,000	323,140	325,000	323,062
Variable Rate Note, face amount €7m, due 2035	7,794	7,301	—	—
Variable Rate Note, face amount $27m, due 2036	27,000	25,259	—	—
Variable Rate Note, face amount $31m, due 2036	31,300	29,281	—	—
Variable Rate Note, face amount $10m, due 2036	9,800	9,168	—	—
Variable Rate Note, face amount €11m, due 2036	12,248	11,473	—	—
5.25% Senior Notes due 2043	300,000	296,228	300,000	296,162
5.5% Subordinated Notes due 2045	500,000	488,352	—	—
Total debt carrying value	$2,763,142	$2,726,455	$1,675,000	$1,662,580
_______________

(1)
Excluded from the table are revolving credit facilities of $1.7 billion and $1.6 billion as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, $667.9 million and $606.1 million, respectively, were utilized under these facilities to issue letters of credit, leaving $1.0 billion and $968.9 million, respectively, available for use under the revolving credit facilities.

(2)    "In Use" and "Outstanding" data represent June 30, 2015 and December 31, 2014 accreted values.
(a) Notes Payable and Debt
With the exception of the debt acquired as part of the Catlin Acquisition, as described below, all outstanding debt of the Company as of June 30, 2015 and December 31, 2014 was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 25, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Catlin Acquisition, the Company has assumed the following liabilities of Catlin:

•
Variable rate unsecured subordinated notes in the amounts of €7 million and $27 million due March 2035 and March 2036, respectively, issued by Catlin Underwriting (formerly Wellington Underwriting plc), in May 2006. The notes are subordinated to the claims of all senior creditors, as defined in the agreement governing the notes. The notes pay interest at a floating rate based on the rate on three-month deposits in U.S. dollars plus a margin of 295 basis points and 317 basis points, respectively. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

•
Variable rate unsecured subordinated notes in the amounts of $31 million, $10 million and €11 million due September 2036, issued by Catlin Underwriting, in July 2006. The notes are subordinated to the claims of all senior creditors, as defined in the agreement governing the notes. The notes pay interest at a floating rate based on the rate on three-month deposits in U.S. dollars plus a margin of 310 basis points, 300 basis points and 300 basis points, respectively. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

XL-Cayman and the Company were in compliance with all covenants by significant margins as of June 30, 2015, and XL-Cayman and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s.
The Company’s letter of credit facilities and revolving credit facilities as of June 30, 2015 and December 31, 2014 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	June 30, 2015 (1)	December 31, 2014 (1)
Revolving credit facilities (2) (3)	$1,032,100	$968,900
Available letter of credit facilities - commitments (4)	$4,855,000	$3,575,000
Available letter of credit facilities - in use	$2,585,348	$1,790,561
Collateralized by certain assets of the Company’s investment portfolio	50.2%	66.2%
____________

(1)	As of June 30, 2015 and December 31, 2014, there were eighteen and eight available letter of credit facilities, respectively.

(2)
As of June 30, 2015 and December 31, 2014, $976.1 million and $968.9 million, respectively, of revolving credit was available under the Company's syndicated unsecured credit agreement, which currently provides for up to $1 billion of revolving credit loans. The Company has the option to increase the size of the facilities under the syndicated secured and unsecured credit agreements by an additional $500 million across both facilities. Two bilateral facilities assumed as a result of the Catlin Acquisition with commitments totaling $150.0 million also provide for revolving credit loans. As of June 30, 2015, $56.0 million of revolving credit was available to draw under these facilities.

(3)
The credit agreements initially entered into with Citicorp USA, Inc. in May through November 2013 (the "Citi Agreements") provide for issuance of letters of credit and revolving credit loans up to an aggregate amount of $550.0 million, compared to $575.0 million as of December 31, 2014. As of June 30, 2015, $550.0 million of letters of credit were issued under these agreements, and therefore no amounts are included in this line as available to draw under this facility. The Company also has the option to increase the maximum amount of the letters of credit and revolving credit loans available under the Citi Agreements with the lender's and issuing lender's consent.

(4)	The available letter of credit facilities include approximately $1 billion that is also included in the "revolving credit facilities" line in this table.
As a result of the Catlin Acquisition, the Company has assumed the following credit facilities:

•	A $450 million unsecured multi-bank facility available for utilization by certain subsidiaries and guaranteed by Green Holdings. The facility has a termination date of December 31, 2016.

•	A bilateral facility available for utilization by Catlin-Bermuda, collateralized by pledged financial assets. As of June 30, 2015, $147 million of letters of credit were issued under this facility.

•
A bilateral facility available for utilization by Catlin Re Switzerland Ltd, collateralized by pledged financial assets. As of June 30, 2015, $49 million of letters of credit were issued under this facility.

•
Four unsecured bilateral facilities available for utilization by Catlin-Bermuda and guaranteed by Green Holdings for Funds at Lloyd's purposes, amounting to a total of $375 million. One of the facilities has an expiration date of December 31, 2017, while the other three have expiration dates of December 31, 2018.

•
An unsecured bilateral facility valued in Australian dollars at A$50 million, available for utilization by certain subsidiaries of Catlin and guaranteed by Green Holdings, for the purpose of providing collateral to Australian beneficiaries.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Two unsecured bilateral revolving credit and letter of credit facilities, available for utilization by certain subsidiaries of Catlin and guaranteed by Green Holdings amounting to $150 million.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003. As of June 30, 2015, $8 million of letters of credit were issued under this facility.

•	Catlin, Inc. has letters of credit amounting to $1 million issued for the benefit of various parties.
For details regarding these facilities see Item 8, Note 15(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
11. Related Party Transactions
As of June 30, 2015 and 2014, the Company owned minority stakes in six and five independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities, respectively. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management and performance fees to the Company's Investment Manager Affiliates. See Item 8, Note 7, "Investments in Affiliates," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three and six months ended June 30, 2015 and 2014, these contracts resulted in net premiums written, net claims incurred and acquisition costs as summarized below.

(U.S. dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net premiums written	$4,445	$18,025	$31,521	$36,191
Net losses and loss expenses incurred	$65	$7,692	$9,166	$14,301
Acquisition costs	$1,384	$6,994	$10,395	$15,553
Results through April 1, 2015 include amounts under an assumed reinsurance contract with a wholly-owned subsidiary of ARX, an insurance operating affiliate of the Company to that date. The Company disposed of its investment in ARX on April 1, 2015, and thus, after that date, all amounts under this contract are no longer reported as related party transactions. See Note 3(b), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate".
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management Limited, a Bermuda based company, ("New Ocean"), as discussed in Note 12, "Variable Interest Entities". Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean.
During the three and six months ended June 30, 2015, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts.
12. Variable Interest Entities
At times, the Company has utilized variable interest entities ("VIEs") both indirectly and directly in the ordinary course of the Company's business.
The Company invests in CDOs and other investment vehicles that are issued through VIEs as part of the Company's investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. The Company's involvement in these entities is passive in nature and we are not the arranger of these entities. In addition, the Company has not been involved in establishing these entities.
The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

collateral management, which most significantly impact each entity's economic performance. For further details on the nature of the obligations and the size of the Company's maximum exposure, see Note 7, "Derivative Instruments," and Note 14(a), "Commitments and Contingencies - Financial Guarantee Exposures."
During the third quarter of 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during the three and six months ended June 30, 2015. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.2 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively.
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
During the year ended December 31, 2014, New Ocean FCFL invested in a special purpose Bermuda reinsurer, Vector Reinsurance Ltd ("Vector Re"), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. During the first quarter of 2015, New Ocean MVCFL also invested in Vector Re. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from the Company's subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company under service fee contracts which management believes were negotiated at arm's-length, while investment advisory services are provided by New Ocean.
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $135.9 million and $139.9 million as of June 30, 2015 and December 31, 2014, respectively. The Company’s share of revenue and net income in these VIEs was not material to the Company for the three and six months ended June 30, 2015. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $52.0 million and $58.4 million as of June 30, 2015 and December 31, 2014, respectively.
13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2015	2014	2015	2014

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$915,039	$(279,260)	$951,320	$(23,543)
Weighted average ordinary shares outstanding, in thousands - basic	289,420	270,924	272,665	273,616
Basic earnings per ordinary share & ordinary share equivalents outstanding	$3.16	$(1.03)	$3.49	$(0.09)

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding, in thousands - basic	289,420	270,924	272,665	273,616
Impact of share-based compensation and certain conversion features, in thousands	4,563	—	4,808	—
Weighted average ordinary shares outstanding, in thousands - diluted	293,983	270,924	277,473	273,616
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$3.11	$(1.03)	$3.43	$(0.09)
Dividends per ordinary share	$0.16	$0.16	$0.32	$0.32

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2015 and 2014, and for the six months ended June 30, 2015 and 2014, ordinary shares available for issuance under share-based compensation plans of 2.4 million and 16.8 million, respectively, and 4.5 million and 16.6 million, respectively, were not included in the calculation of diluted earnings per ordinary share because the assumed exercise or issuance of such shares would be anti-dilutive.
14. Commitments and Contingencies
(a) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts as of June 30, 2015 provide credit support for a variety of collateral types with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financial institutions. As of June 30, 2015 and December 31, 2014, the total gross claim liability recorded was nil and the contracts had a weighted average contractual term to maturity of 24.7 years and 25.2 years, respectively.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. As of June 30, 2015, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of June 30, 2015.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of June 30, 2015, no such disclosures were considered necessary.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and six months ended June 30, 2015 and 2014 are as follows:

Three months ended June 30, 2015 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,763,795	$(66,189)	$24,915	$(19,814)	$2,463	$1,705,170
OCI before reclassifications	(544,273)	—	(36,362)	(1,329)	—	(581,964)
Amounts reclassified from AOCI	(87,558)	1,662	—	—	12	(85,884)
Tax benefit (expense)	37,000	(87)	1,939	—	—	38,852
Net current period OCI - net of tax	(594,831)	1,575	(34,423)	(1,329)	12	(628,996)
Balance, end of period, net of tax	$1,168,964	$(64,614)	$(9,508)	$(21,143)	$2,475	$1,076,174

Three months ended June 30, 2014 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,032,941	$(85,894)	$10,661	$(13,270)	$2,223	$946,661
OCI before reclassifications	363,348	—	(3,621)	(8)	—	359,719
Amounts reclassified from AOCI	(74,337)	1,640	—	—	110	(72,587)
Tax benefit (expense)	(20,774)	(4)	(5,981)	—	—	(26,759)
Net current period OCI - net of tax	268,237	1,636	(9,602)	(8)	110	260,373
Balance, end of period, net of tax	$1,301,178	$(84,258)	$1,059	$(13,278)	$2,333	$1,207,034

Six months ended June 30, 2015 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	(290,007)	—	(3,958)	(354)	—	(294,319)
Amounts reclassified from AOCI	(162,338)	11,598	—	—	107	(150,633)
Tax benefit (expense)	31,195	(165)	5,638	—	—	36,668
Net current period OCI - net of tax	(421,150)	11,433	1,680	(354)	107	(408,284)
Balance, end of period, net of tax	$1,168,964	$(64,614)	$(9,508)	$(21,143)	$2,475	$1,076,174

Six months ended June 30, 2014 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications	628,599	—	(9,521)	(39)	—	619,039
Amounts reclassified from AOCI	(96,975)	5,049	—	—	220	(91,706)
Tax benefit (expense)	(52,878)	(117)	(3,961)	—	—	(56,956)
Net current period OCI - net of tax	478,746	4,932	(13,482)	(39)	220	470,377
Balance, end of period, net of tax	$1,301,178	$(84,258)	$1,059	$(13,278)	$2,333	$1,207,034
____________

(1)
Included in these amounts is the impact of Shadow Adjustments. As of December 31, 2014 the cumulative impact of the Shadow Adjustments was $445.1 million. During the six months ended June 30, 2015, net movements of $(86.7) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $358.4 million as of June 30, 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and six months ended June 30, 2015 and 2014 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(71,027)	$(107,470)	$(149,578)	$(132,384)	Net realized gains (losses) on investments sold and net unrealized gains (losses) on investments Trading
	19,398	33,133	35,122	35,409	OTTI on investments
	$(35,929)	$—	$(47,882)	$—	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(87,558)	$(74,337)	$(162,338)	$(96,975)	Total before tax
	3,694	3,699	3,781	4,152	Provision (benefit) for income tax
	$(83,864)	$(70,638)	$(158,557)	$(92,823)	Net of tax
OTTI losses recognized in OCI:
	$1,594	$1,386	$11,469	$3,344	Net realized gains (losses) on investments sold
	68	254	129	1,705	OTTI on investments transferred to (from) OCI
	$1,662	$1,640	$11,598	$5,049	Total before tax
	(12)	(4)	(15)	(117)	Provision (benefit) for income tax
	$1,650	$1,636	$11,583	$4,932	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$12	$110	$107	$220	Interest Expense
	—	—	—	—	Provision (benefit) for income tax
	$12	$110	$107	$220	Net of tax

Total reclassifications for the period, gross of tax	$(85,884)	$(72,587)	$(150,633)	$(91,706)
Tax benefit (expense)	3,682	3,695	3,766	4,035
Total reclassifications for the period, net of tax	$(82,202)	$(68,892)	$(146,867)	$(87,671)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following is a discussion of our financial condition, liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. Unless the context otherwise indicates, references herein to "the Company," "we," "us," or "our" are to XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. See "Cautionary Note Regarding Forward-Looking Statements" for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2014.
This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto, reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2014.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words "expect," "intend," "plan," "believe," "project," "anticipate," "may," "could," or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

•	the availability of borrowings and letters of credit under our credit facilities;

•	the ability of our subsidiaries to pay dividends to XL-Ireland and our wholly-owned subsidiaries XLIT Ltd. ("XL-Cayman") and XL Insurance (Bermuda) Ltd ("XLIB");

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

•	inability to retain key personnel, including in connection with the integration of Catlin Group Limited and its consolidated subsidiaries ("Catlin");

•	changes in accounting standards, policies or practices or the application thereof;

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

•	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

•	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms;

•	the other factors set forth in Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other documents on file with the SEC.
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
EXECUTIVE OVERVIEW
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview," included in Item 7 of our Annual Report on Form 10-K filed for the year ended December 31, 2014. That discussion is updated with the disclosures set forth below.
On May 1, 2015 (the "Acquisition Date"), we completed our acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin for $4.1 billion in cash and ordinary shares of XL-Ireland, as contemplated by that certain

Implementation Agreement, dated January 9, 2015 (the "Implementation Agreement"), by and among XL-Ireland, Green Holdings Limited, a wholly-owned subsidiary of the Company ("Green Holdings"), and Catlin. Prior to the closing of the Catlin Acquisition, Catlin was a publicly traded company listed on the London Stock Exchange and headquartered in Bermuda. Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. Our results of operations for the three and six months ended June 30, 2015 include the results of operations of Catlin for the period from May 1, 2015 through June 30, 2015. See Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition," to the Unaudited Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three and six months ended June 30, 2015 and 2014:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to ordinary shareholders	$915,039	$(279,260)	$951,320	$(23,543)
Earnings (loss) per ordinary share – basic	$3.16	$(1.03)	$3.49	$(0.09)
Earnings (loss) per ordinary share – diluted	$3.11	$(1.03)	$3.43	$(0.09)
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	289,420	270,924	272,665	273,616
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	293,983	270,924	277,473	273,616
Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Underwriting profit (loss) - P&C operations	$208,779	$167,947	24.3%	$355,615	$312,821	13.7%
Combined ratio - P&C operations	89.9%	88.3%	1.6pts	89.5%	89.0%	0.5pts
Net investment income - P&C operations (1)	$165,509	$161,490	2.5%	$313,393	$323,787	(3.2)%
Operating net income (2)	$245,797	$279,577	(12.1)%	$440,173	$518,226	(15.1)%
Operating net income per ordinary share (2)	$0.84	$1.02	$(0.18)	$1.59	$1.86	$(0.27)
Annualized return on average ordinary shareholders’ equity (2)	32.5%	(11.0)%	43.5pts	17.1%	(0.5)%	17.6pts
Annualized operating return on average ordinary shareholders’ equity (2)	8.7%	11.0%	(2.3)pts	7.9%	10.3%	(2.4)pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	10.0%	12.3%	(2.3)pts	9.0%	11.5%	(2.5)pts

(U.S. dollars)	June 30, 2015	March 31, 2015	Change (Three Months)	June 30, 2015	December 31, 2014	Change (Six Months)
Book value per ordinary share (2)	$40.30	$39.90	$0.40	$40.30	$39.31	$0.99
Fully diluted tangible book value per ordinary share (2)	$32.53	$37.60	$(5.07)	$32.53	$36.79	$(4.26)
____________

(1)	Net investment income - P&C operations includes net investment income related to the net results from structured products and excluding Life Funds Withheld Assets, as defined below.

(2)	Represents a non-GAAP financial measure as discussed further below.

The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:
Underwriting profit – property and casualty insurance and reinsurance ("P&C") operations
One way that we evaluate the performance of our P&C operations is by underwriting profit or loss. We do not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities.
In the following discussion as well as in the "Income Statement Analysis" section, the following ratios are used to explain the underwriting profit (loss) from our P&C operations:

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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the three and six months ended June 30, 2015 and 2014 was consistent with the combined ratio, discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Loss and loss expense ratio	55.8%	57.6%	(1.8)	56.8%	58.2%	(1.4)
Acquisition expense ratio	16.5%	12.6%	3.9	14.5%	13.1%	1.4
Operating expense ratio	17.6%	18.1%	(0.5)	18.2%	17.7%	0.5
Underwriting expense ratio	34.1%	30.7%	3.4	32.7%	30.8%	1.9
Combined ratio	89.9%	88.3%	1.6	89.5%	89.0%	0.5
Three months ended June 30, 2015 vs. 2014: The 1.6 percentage point increase in our combined ratio was the result of a underwriting expense ratio increase of 3.4 percentage points, which was mainly driven by an increase in acquisition expenses due to increases in commissions in both segments as a result of the Catlin Acquisition, partially offset by a decrease in the loss ratio of 1.8 percentage points, mainly due to higher levels of favorable prior year reserve development in 2015.
Six months ended June 30, 2015 vs. 2014: The 0.5 percentage point increase in our combined ratio was the result of the underwriting expense ratio increase of 1.9 percentage points, which was mainly driven by an increase in acquisition expenses in the Insurance segment and a change in the reinsurance structure in the International primary casualty group in our Insurance segment, plus an increase in operating expenses as a result of higher compensation costs from increased headcount due to business expansion in the prior year. This was partially offset by a decrease in the loss ratio of 1.4 percentage points, mainly due to higher levels of favorable prior year reserve development.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - Excluding Life Funds Withheld Assets
This measure excludes income from assets held to support the transaction outlined in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary" ("Life Funds Withheld Assets"), includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, and is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Investment Activities" below for a discussion of our net investment income for the three and six months ended June 30, 2015.
Operating net income and Operating net income per ordinary share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, net of tax, (2) our net realized gains and losses on investments sold - excluding Life Funds Withheld Assets, net of tax, (3) our net realized gains and losses on investments sold - Life Funds Withheld Assets, other than temporary impairments ("OTTI") - Life Funds Withheld Assets, and net unrealized gains and losses on investments, trading - Life Funds Withheld Assets, (4) our net realized and unrealized gains and losses on derivatives, net of tax, (5) our net realized and unrealized gains and losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, net of tax, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our loss on the sale of the life reinsurance subsidiary, net of tax, (8) our foreign exchange gains and losses, net of tax, (9) our foreign exchange gains and losses, net of tax, (10) our expenses related to the Catlin Acquisition, net of tax and (11) our gain on sale on the sale of our operating affiliate. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at "Reconciliation of Non-GAAP Measures" below.
Operating net income per ordinary share is calculated by dividing non-GAAP operating net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
Annualized return on average ordinary shareholders' equity ("ROE")
ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance and view as a key measure of return generated for ordinary shareholders. ROE is calculated by dividing the net income (loss) attributable to ordinary shareholders for any period by the average of the opening and closing Shareholders' equity attributable to XL-Ireland. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line. In addition, among other factors, compensation of our senior officers is dependent on the achievement of our performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be "non-operating" in nature).
The following table presents our ROE for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2015	2014	2015 to 2014	2015	2014	2014 to 2013
ROE	32.5%	(11.0)%	43.5pts	17.1%	(0.5)%	17.6pts
Three months ended 2015 vs. 2014: The increase in our ROE for the three months ended June 30, 2015 as compared to the same period of 2014 was due to an increase in our net income attributable to ordinary shareholders during the three and six months ended June 30, 2015, due to the gain on the sale of our operating affiliate, ARX Holding Corp ("ARX"), as well as the effect of the realized and unrealized gains from the life retrocession derivative, which increases earnings while having no effect on equity. See Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary" included herein for further details of this transaction. In addition, the prior year included a loss on the sale of our life reinsurance subsidiary.
Six months ended 2015 vs. 2014: The increase in our ROE for the six months ended June 30, 2015 as compared to the same period of 2014 was due to an increase in our net income attributable to ordinary shareholders during the six months ended June 30, 2015, due to the gain on the sale of our operating affiliate, ARX. In addition, the prior year included a loss on the sale of our life reinsurance subsidiary.
For more information on the Catlin Acquisition, the gain on the sale of our operating affiliate, and the sale of our life reinsurance subsidiary, see Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition," to the Unaudited Consolidated Financial Statements included herein.

Annualized operating return on average ordinary shareholders’ equity ("Operating ROE")
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Operating ROE	8.7%	11.0%	(2.3)pts	7.9%	10.3%	(2.4)pts
Three and six months ended 2015 vs. 2014: The decrease in our Operating ROE was the result of lower operating net income in 2015 due to decreases in investment income and increases in expenses for the three and six months ended June 30, 2015, as compared to the same periods of 2014. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided under "Reconciliation of Non-GAAP Measures" below.
Annualized operating return on average ordinary shareholders' equity excluding unrealized gains and losses on investments ("Operating ROE ex-UGL")
Operating ROE ex-UGL is an additional measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales, which we believe provides a consistent measure of our performance. Operating ROE ex-UGL is derived from the non-GAAP operating net income measure by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity excluding unrealized gains and losses on investments. A reconciliation of the opening and closing ordinary shareholders' equity to the opening and closing ordinary shareholders' equity excluding unrealized gains and losses on investments is provided under "Reconciliation of Non-GAAP Measures" below.
The following table presents our Operating ROE ex-UGL for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Operating ROE ex-UGL	10.0%	12.3%	(2.3)pts	9.0%	11.5%	(2.5)pts
Three and six months ended 2015 vs. 2014: The decrease in our Operating ROE ex-UGL was the result of the lower operating net income in 2015 due to the factors discussed above as part of Operating ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $12.2 billion and $10.0 billion and the number of ordinary shares outstanding was 303.9 million and 255.2 million as of June 30, 2015 and December 31, 2014, respectively. Ordinary shares outstanding include all ordinary shares issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share as of June 30, 2015 and December 31, 2014:

(U.S. dollars)	June 30, 2015	March 31, 2015	Change (Three Months)	June 30, 2015	December 31, 2014	Change (Six Months)
Book value per ordinary share	$40.30	$39.90	$0.40	$40.3	$39.31	$0.99

Three and six months ended 2015 vs. 2014: The increase in our book value per ordinary share was primarily due to an increase in our current quarter net income attributable to ordinary shareholders as a result of the gain on sale of our operating affiliate, ARX, partially offset by the increase in outstanding shares as a result of the Catlin Acquisition, as well as net unrealized losses on investments opposed to gains in 2014.
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
The following table presents our fully diluted tangible book value per ordinary share as of June 30, 2015 and December 31, 2014:

(U.S. dollars)	June 30, 2015	March 31, 2015	Change (Three Months)	June 30, 2015	December 31, 2014	Change (Six Months)
Fully diluted tangible book value per ordinary share	$32.53	$37.60	$(5.07)	$32.53	$36.79	$(4.26)
Three and six months ended 2015 vs. 2014: The decrease in our fully diluted tangible book value per ordinary share was primarily the result of increased goodwill and intangible assets acquired as part of the Catlin Acquisition in exchange for cash and equity consideration.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three and six months ended June 30, 2015 and 2014:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to ordinary shareholders	$915,039	$(279,260)	$951,320	$(23,543)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(239,174)	17,546	(9,807)	17,546
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(45,616)	8,147	(93,905)	8,147
Net investment income - Life Funds Withheld Assets	(46,864)	(19,165)	(97,283)	(19,165)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	14,597	19	12,211	19
Loss on sale of life reinsurance subsidiary, net of tax	—	621,323	—	621,323
Net income (loss) attributable to ordinary shareholders excluding Contribution from Life Retrocession Arrangements (1)	597,982	348,610	762,536	604,327
Net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax	(669)	(77,149)	(5,187)	(96,038)
Net realized and unrealized (gains) losses on derivatives	(48,667)	(11,596)	(65,188)	(13,406)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates, net of tax	595	1,222	1,253	(2,736)
Exchange (gains) losses, net of tax	624	18,490	25,363	26,079
Expenses related to Catlin acquisition, net of tax	36,339	—	61,803	—
Gain on sale of operating affiliate	(340,407)	—	(340,407)	—
Operating net income (loss)	$245,797	$279,577	$440,173	$518,226
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$3.11	$(1.03)	$3.43	$(0.09)
Operating net income (loss)	$0.84	$1.02	$1.59	$1.86
Weighted average ordinary shares outstanding:
Basic	289,420	270,924	272,665	273,616
Diluted - Net income	293,983	270,924	277,473	273,616
Diluted - Operating net income	293,983	275,200	277,473	277,918
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$12,247,298	$10,034,289	$12,247,298	$10,034,289
Unrealized (gain) loss on investments, net of tax	$(1,104,350)	$(1,216,920)	$(1,104,350)	$(1,216,920)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$9,844,700	$9,057,642	$9,831,316	$9,040,880
Average ordinary shareholders' equity for the period	$11,245,678	$10,139,626	$11,140,525	$10,015,961
Operating net income (loss)	$245,797	$279,577	$440,173	$518,226
Annualized operating net income (loss)	$983,188	$1,118,308	$880,346	$1,036,452
Annualized return on ordinary shareholders' equity - operating net income	8.7%	11.0%	7.9%	10.3%
Annualized return on ordinary shareholders' equity excluding unrealized gains and losses on investments - operating net income	10.0%	12.3%	9.0%	11.5%
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

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and six months ended June 30, 2015 have been affected by, among other things, the following significant items:
1)    The Catlin Acquisition
2)    The sale of our interest in our operating affiliate, ARX
3)    The current underwriting environment; and
4)    Market movement impacts on our investment portfolio.
1) Catlin Acquisition
On May 1, 2015, we completed the acquisition of Catlin for $4.1 billion, as contemplated by the Implementation Agreement by and among XL-Ireland, Green Holdings and Catlin.
Pursuant to the terms of the Implementation Agreement, the Catlin Acquisition was implemented by way of a scheme of arrangement (the "Scheme") under Section 99 of the Companies Act 1981 of Bermuda, as amended (the "Companies Act"), and sanctioned by the Supreme Court of Bermuda (the "Court"), immediately after which Catlin was merged with and into Green Holdings under Section 104H of the Companies Act, with Green Holdings as the surviving company, pursuant to the terms of that certain Merger Agreement, dated January 9, 2015 (the "Merger Agreement"), among XL-Ireland, Green Holdings and Catlin.
Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share ("XL Shares"), subject to the mix and match facility set forth in the Implementation Agreement. The newly-issued XL Shares are listed on the New York Stock Exchange. The XL Shares issued in connection with the Catlin Acquisition were issued in reliance upon the exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act") provided by Section 3(a)(10) of the Securities Act.
XL-Ireland issued approximately 49.9 million XL Shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration pursuant to the terms of the Scheme.
Transaction-related Costs
We incurred certain acquisition and financing costs associated with the transaction. We have recorded $61.8 million of these costs for the six months ended June 30, 2015, of which $47.3 million has been included in Operating Expense and $14.5 million has been included in Interest Expense.
Transaction costs included in Operating Expense primarily consist of due diligence, legal, advisory and investment banking costs. Pursuant to the terms of the Implementation Agreement, Catlin was required to pay its own costs and expenses in relation to the negotiation, preparation, execution and implementation of the Catlin Acquisition. Costs incurred by Catlin were recorded and paid by Catlin prior to the Acquisition Date and are not included within our consolidated statements of income and comprehensive income.
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other:

(U.S. dollars in thousands)	Severance costs	Retention costs	Facilities-related costs	Consulting and other
Costs incurred in 2015	$12,274	$365	$1,530	$13,676
2015 payments	1,639	—	462	4,573
Liabilities at June 30, 2015	$10,635	$365	$1,068	$9,103

Financial Results
The following table summarizes the results of the acquired Catlin business since the Acquisition Date that has been included within the Company's consolidated statements of income and comprehensive income.

(U.S. dollars in thousands)	May 1, 2015 to June 30, 2015
Total revenues	$709,800
Net income (loss) attributable to ordinary shareholders	$50,017
2) Sale of Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re"), an indirect wholly-owned subsidiary of XL-Ireland, completed the previously announced sale of all of its shares in ARX to The Progressive Corporation ("Progressive") pursuant to the terms of the Stock Purchase Agreement with Progressive. XL Re's shares in ARX represented approximately 40.6% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. The carrying value of XL Re's shares in ARX was $220.2 million at the time of the sale.
XL Re received $560.6 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. Thus, the Company recorded a gain of $340.4 million as a result of this transaction, which is reflected in the unaudited consolidated statement of income for the three and six months ended June 30, 2015.
3) The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
Overall rate changes were down 2 to 3 percent for the three months ended June 30, 2015, driven particularly by shorter-tail lines, such as property, energy and aerospace. In the second quarter, our Casualty and Professional divisions were down 1%, with only cybertech and North American environmental businesses achieving material rate increases. Our Specialty division was down 3%, largely reflecting continued competitive conditions in the aviation lines. Our Energy, Property and Construction division was most severely impacted, with pricing down in the mid-single digits, led by reductions in the energy book driven largely by the recent fall in oil prices.
Growth in gross premiums written across the Insurance segment was strong across all of our underwriting divisions, driven largely by the Catlin Acquisition. While our results only reflect activity of the acquired Catlin business since the Acquisition Date, when we evaluate both legacy organizations over the full quarter and normalize for foreign exchange and other one-time adjustments, our growth is roughly 2% for the quarter and 4% for the year to date. While this is a decrease compared to prior quarters, it is consistent with market conditions.
The trading environment for our core lines of insurance business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the six months ended June 30, 2015, premium levels are reflective of the highly competitive reinsurance market, as we continued to experience deteriorating rates across most lines and regions during the quarter and into July 1 renewals.
In general, global property catastrophe rates fell approximately 7.5%, other excess of loss covers declined 5% and ceding commissions on pro rata treaties grew by 1.5%. We did see a slower rate of decrease on U.S. property catastrophe and, in particular, significant increased demand in Florida, which led to a number of covers being re-priced or unable to be completed at the initial firm order terms.
The Reinsurance segment continues its disciplined underwriting approach during these very challenging market conditions, and we are encouraged by the pricing discipline emerging in both traditional and insurance-linked securities markets over the last two months.

4) Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended June 30, 2015, the negative mark to market change of $355.1 million on our available for sale ("AFS") investments was primarily driven by government bond rate increases in all our major jurisdictions. This represents approximately a 0.8% depreciation in the average fair market value of assets for the three months ended June 30, 2015.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices during the three months ended June 30, 2015:

	Interest Rate Movement for the three months ended June 30, 2015 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2015 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+28 basis points (5 year Treasury)	+12 basis points (US Corporate A rated)
+9 basis points (US Mortgage Master Index)
+10 basis points (US CMBS, AAA rated)
United Kingdom	+45 basis points (10 year Gilt)	+19 basis points (UK Corporate, AA rated)
Euro-zone	+18 basis points (5 year Bund)	+22 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended June 30, 2015 totaled $4.4 million, including net realized gains of $20.9 million from sales of fixed maturities partially offset by net realized losses of approximately $16.6 million related to other than temporary impairments ("OTTI") charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
During the six months ended June 30, 2015, the negative mark to market change of $275.0 million on our AFS investments was primarily driven by government bond rate increases in the United Kingdom and the Euro zone. This represents an approximately 0.6% depreciation in the average fair market value of assets for the six months ended June 30, 2015.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices during the six months ended June 30, 2015:

	Interest Rate Movement for the six months ended June 30, 2015 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2015 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	0 basis points (5 year Treasury)	+4 basis points (US Corporate A rated)
+8 basis points (US Mortgage Master Index)
+9 basis points (US CMBS, AAA rated)
United Kingdom	+27 basis points (10 year Gilt)	-3 basis points (UK Corporate, AA rated)
Euro-zone	+6 basis points (5 year Bund)	+22 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the six months ended June 30, 2015 totaled $9.0 million, including net realized gains of $36.1 million from sales of fixed maturities partially offset by net realized losses of approximately $27.2 million related to other than temporary impairments ("OTTI") charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.

OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities and monitoring regulatory change.  In addition, in connection with the closing of our acquisition of Catlin, we are focused on both successfully integrating our respective businesses, including culture, products, internal controls, procedures and systems, as well as capitalizing on the respective strengths and talents of both organizations.
Catlin Integration
We announced the closing of the Catlin Acquisition on May 1, 2015. Management is highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this recent significant acquisition. Following the initial announcement of the proposed Catlin Acquisition, management developed a comprehensive integration plan that identifies key areas of focus and action plans in anticipation of closing. Examples of this include the development of proposed operating models and leadership structures, talent management and system and process integration roadmaps for structural and organizational design changes. These efforts have been further broken down into multiple work streams led by an integration steering committee and a project management team that includes colleagues from both organizations. Management, the integration steering committee and the project management team have continued to implement this integration plan since the closing of the Catlin Acquisition.
Capital Management
The management of our capital is fundamental to our business model and our ability to underwrite business.
Buybacks of Ordinary Shares
On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to our share buyback program (the "Share Buyback Program"), authorizing the purchase of up to $1.0 billion of our ordinary shares, which included the amounts that remained available for purchase under the previous Share Buyback Program.
We had suspended active share buybacks through the close of the Catlin Acquisition; however, following the close of the Catlin Acquisition, we resumed share buybacks under the Share Buyback Program. During the three and six months ended June 30, 2015, we purchased and canceled 2.9 million ordinary shares under the Share Buyback Program for $110.0 million. As of June 30, 2015, $157.6 million remained available for purchase under the Share Buyback Program.
On August 6, 2015, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $1 billion of our ordinary shares (the “August 2015 Program”). This authorization replaced the approximately $97.6 million remaining under the previous Share Buyback Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and our constitutional documents. All shares so redeemed were canceled upon redemption.
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
Catlin Acquisition - Bridge Facility
We engaged in capital management activity in support of the Catlin Acquisition. XL-Cayman, as borrower, XL-Ireland, X.L. America, Inc., XLIB, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto entered into a senior unsecured 364-Day Bridge Loan Agreement providing for a £1.6 billion Bridge Facility (the "Bridge Facility"). On April 8, 2015, we had deposited a sufficient amount of cash, cash equivalents and U.S. government securities in escrow to discharge the cash portion of the Catlin Acquisition. Accordingly, and pursuant to the terms of the Bridge Facility, on that date we terminated the commitments under the Bridge Facility.

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

For planning purposes and to calibrate 2015 risk tolerances, we set our underwriting limits as a percent of June 30, 2015 Adjusted Tangible Capital (“Adjusted Tangible Capital”). Adjusted Tangible Capital is defined as Total Shareholders’ Equity plus (i) outstanding subordinated notes due 2025 and 2045, less (ii) Goodwill and Other Intangible Assets, less (iii) Accumulated Other Comprehensive Income ("AOCI") (excluding certain net balances associated with Life Funds Withheld Assets). These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur, at the discretion of management and as overseen by the Board.
Tiered risk tolerances are set for natural catastrophes, terrorism, other realistic disaster scenarios, credit risk, country risk, longevity risk and mortality risk. In setting our risk tolerances we consider such factors as:

•	Anticipated risk adjusted returns;

•	Strategic risk preferences;

•	Relativity to peers;

•	Shareholder expectations;

•	Robustness of exposure assessment methodology; and

•	Projected enterprise loss potential.
Per event 1% TVaR underwriting limits for North Atlantic Windstorm are set at a level not to exceed approximately 25% of Adjusted Tangible Capital. Per event 1% TVaR underwriting limits for North American Earthquake are set at a level not to exceed approximately 20% of Adjusted Tangible Capital. Per event 1% TVaR underwriting limits for all other natural catastrophe peril regions are set below the per event 1% TVaR limits described above.
The largest per event 1% exceedance probability underwriting limit for terrorism and other realistic disaster scenarios is set at a level not to exceed approximately 13.5% of Adjusted Tangible Capital; limits at the per event 1% exceedance probability for the remaining terrorism and realistic disaster scenarios are set below this level.
The largest per event 1% exceedance probability underwriting limit for country risk is set at a level not to exceed approximately 7% of Adjusted Tangible Capital.
The largest per event 1% exceedance probability underwriting limit for mortality risk is set at a level not to exceed approximately 6.1% of Adjusted Tangible Capital.
The largest per event 1% exceedance probability underwriting limit for longevity risk is set at a level not to exceed approximately 1.5% of Adjusted Tangible Capital.
The largest per event 0.4% exceedance probability underwriting limit for certain terrorism events is set at a level not to exceed approximately 18% of Adjusted Tangible Capital; limits at the per event 0.4% exceedance probability for the remaining terrorism event scenarios are set below this level.

The largest per event 0.4% exceedance probability underwriting limit for mortality risk is set at a level not to exceed approximately 8.1% of Adjusted Tangible Capital.
The largest per event 0.4% exceedance probability underwriting limit for longevity risk is set at a level not to exceed approximately 2.0% of Adjusted Tangible Capital.
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
Also see Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk (Excluding Life Funds Withheld Assets)" for a discussion of our credit risk framework which establishes a credit clash limit to manage the direct and indirect credit exposures arising from underwriting and non-underwriting activities that could potentially be impacted in various degress by a systemic credit event.
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

The table below, which includes exposures assumed related to the Catlin Acquisition on a combined pro forma basis, shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at June 30, 2015 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at June 30, 2015 (3)
North Atlantic	Windstorm	April 1, 2015	$1,891	15.6%	$2,773	22.8%
North America	Earthquake	April 1, 2015	983	8.1%	1,744	14.3%
Europe	Windstorm	April 1, 2015	672	5.5%	830	6.8%
Japan	Earthquake	April 1, 2015	476	3.9%	591	4.9%
Japan	Windstorm	April 1, 2015	344	2.8%	430	3.5%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

(3)
Adjusted Tangible Capital is defined as Total Shareholders’ Equity plus (i) outstanding subordinated notes due 2025 and 2045 less (ii) Goodwill and Other Intangible Assets and less (iii) Accumulated Other Comprehensive Income (excluding certain net balances associated with Life Funds Withheld Assets).

Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is a European Union directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as providing for a new supervisory regime for the insurance industry. The Omnibus II directive, which was agreed to by the European Commission, the European Parliament and the Council of Ministers, sets a Solvency II implementation date of January 1, 2016. The Central Bank of Ireland has issued proposed interim guidelines and the Prudential Regulation Authority has issued a supervisory statement on applying the European Insurance and Occupational Pensions Authority ("EIOPA") guidelines for authorized firms to ensure their eventual readiness for Solvency II. See "Business - Regulation," included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities ("VIEs") and Other Off-Balance Sheet Arrangements," included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1, Note 12, "Variable Interest Entities," to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. Subsequent to our acquisition of Catlin described in Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition" to the Unaudited Consolidated Financial Statements, the underwriting results of Catlin from the Acquisition Date through June 30, 2015 are included in the Company's Insurance and Reinsurance segments. Our general investment and financing operations are reflected in "Corporate and Other."
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

We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenue and expenditure are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our run-off life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment. See Item 1, Note 5, "Segment Information," to the Unaudited Consolidated Financial Statements included herein for a reconciliation of segment data to our Unaudited Consolidated Financial Statements.
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014
Insurance
Our Insurance operations provide commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, surety, cybertech, accident and health and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our Insurance operations that we believe provide the best return on capital over time. As a result of the Catlin Acquisition, Insurance lines of business are now divided into the following underwriting divisions: Professional Lines ("Professional"), which we previously referred to as Global Professional Lines; Casualty, which includes the casualty business previously included under International Property and Casualty, and North America Property and Casualty; Energy, Property & Construction ("EPC"), which includes the property business previously reported under International Property and Casualty, North America Property and Casualty, and Specialty; and Specialty Lines ("Specialty").
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$2,219,444	$1,618,405	37.1%
Net premiums written	1,401,772	996,880	40.6%
Net premiums earned	1,412,906	1,003,990	40.7%
Net losses and loss expenses	896,370	627,627	42.8%
Acquisition costs	181,716	99,863	82.0%
Operating expenses	292,161	213,930	36.6%
Underwriting profit (loss)	$42,659	$62,570	(31.8)%
Net results – structured products	3,401	31,645	(89.3)%
Net fee income and other (expense)	(2,033)	(3,567)	(43.0)%
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Professional	$462,133	$406,164	13.8%
Casualty	790,227	700,780	12.8%
EPC	530,432	267,921	98.0%
Specialty	436,652	243,540	79.3%
Total	$2,219,444	$1,618,405	37.1%

Gross premiums written increased by 37.1%, primarily due to the Catlin Acquisition. The acquired businesses' portfolio experienced some reductions in renewals in Professional and EPC where premium rates did not support our target returns. However, retention of business was strong where premium rates were deemed to be adequate.
When evaluated in local currency, our gross premiums written increased by 44.1%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting businesses written in these currencies.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written increased by 1.1%.
The following is a summary of the premium movements by underwriting division:

▪
Professional - increase of 13.8% is mainly driven by the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced an increase of 1.9% due to increases in renewals in our cybertech, international financial lines and North American businesses, as well as new business and favorable pricing in cybertech, partially offset by decreases in new business within our select professional and international financial lines businesses.

▪
Casualty - increase of 12.8% is largely attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced a decrease of 5.2% which is largely attributable to adverse foreign exchange rates in international casualty due to the weakening of the Euro against the U.S. dollar and lower pricing in several business lines, partially offset by increased renewals in North American construction casualty, excess casualty and global risk management.

▪
EPC - increase of 98.0% is due to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced a decrease of 13.1% which is mainly attributable to adverse foreign exchange rates in international property and international construction, as well as decreases in renewals in energy business and North American property and decreases in new business in international property, North American property and international construction.

▪
Specialty - increase of 79.3% is mainly attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced a decrease of 0.2% due to decreases in renewals in fine art and specie and lower pricing in several business lines, partially offset by new business in marine.

Net Premiums Written
The increase of 40.6% largely resulted from the increase in gross written premiums due to the Catlin Acquisition, plus an additional increase mainly due to a decrease in ceded premiums due to favorable pricing and the non-renewal of certain reinsurance programs.
Net Premiums Earned
The increase of 40.7% is attributable to the increase in net premiums written as noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.4%	62.5%	0.9
Acquisition expense ratio	12.9%	9.9%	3.0
Operating expense ratio	20.7%	21.4%	(0.7)
Underwriting expense ratio	33.6%	31.3%	2.3
Combined ratio	97.0%	93.8%	3.2

The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Percentage
	June 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.4%	62.5%	0.9
Prior year reserve development	2.7%	3.7%	(1.0)
Loss ratio excluding prior year development	66.1%	66.2%	(0.1)
Loss Ratio - excluding prior year development
The 0.1 percentage point decrease in the loss ratio excluding prior year development represents no significant variance for the three months ended June 30, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2015 were $44.9 million higher than in the same period of 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2015 compared to the same period of 2014 decreased by 2.8 percentage points to 61.9% due to lower levels of attritional losses in both legacy and acquired businesses, as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2015	2014
Professional	$5,328	$2,846
Casualty	(10,355)	37,572
Property	362	(10,288)
Specialty	(40,032)	(44,536)
Other (1)	6,562	(22,587)
Total	$(38,135)	$(36,993)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year reserve development of $38.1 million was attributable to the following:

•
For Professional lines, net prior year development was $5.3 million unfavorable predominantly as a result of worse than expected loss experience reported in the core U.S. and select books that drove deteriorations of $40.2 million and $15.8 million, respectively. This was partially offset by reductions of $34.5 million in the core Bermuda book and $15.6 million in the design book due mainly to better than expected loss experience reported on the 2008 and 2010 report years, respectively.

•
For Casualty lines, net prior year development was $10.4 million favorable. This was primarily due to a reduction of $17.8 million in the Bermuda excess casualty lines mainly as a result of reflecting the better than expected loss experience reported across most accident years. This reduction was partially offset by a deterioration of $7.5 million in the global risk management lines driven by worse than expected loss experience primarily on the 2011 to 2013 accident years.

•	For EPC lines, net prior year development was $0.4 million unfavorable.

•
For Specialty lines, net prior year development was $40.0 million favorable driven by a release of $18.8 million in the discontinued Bermuda political risk portfolio arising predominantly from the favorable settlement of a loss on the 2009 accident year and the lapse of the exposure for this account. There were further reductions of $11.7 million in the marine book and $5.7 million in fine art and specie to reflect better than expected loss experience reported across the 2009 to 2013 and 2014 accident years, respectively.

•	For other lines, net prior year development was $6.6 million unfavorable due primarily to a $5.0 million deterioration in the discontinued surety book relating to reinsurance bad debt.

Underwriting Expense Ratio
The increase of 2.3 percentage points was due to an increase in the acquisition expense ratio of 3.0 percentage points, partially offset by a decrease in the operating expense ratio of 0.7 percentage points, as follows:

▪	Acquisition expense ratio - increase mainly attributable to the EPC business acquired from Catlin, whose acquisition ratio was higher than the ratio in our legacy business mix.

▪	Operating expense ratio - decreased as a result of initial synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products, decreased 89.3% to $3.4 million from the prior year quarter result of $31.6 million. The results include net investment income of $8.2 million and $7.9 million for the three months ended June 30, 2015 and 2014, respectively, and interest expense (credit) of $4.8 million and $(23.8) million, for the three months ended June 30, 2015 and 2014, respectively. The decrease in the net results from the prior year quarter was mainly due to the negotiated termination of one of our larger structured indemnity contracts in the prior year. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Net Fee Income and Other
The decrease compared to the same period of 2014 in net fee income and other was driven by Specialty discontinued business lines.
Reinsurance
The Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. As a result of the acquisition of Catlin, our reinsurance operations are structured into five geographical regions: Bermuda, North America, London, Europe and Middle East North Africa ("MENA"), and Emerging Markets. Emerging Markets includes Asia Pacific and Latin America. London, Europe and MENA and Emerging Markets were previously reported together as International.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$782,248	$493,124	58.6%
Net premiums written	698,301	436,446	60.0%
Net premiums earned	650,889	434,086	49.9%
Net losses and loss expenses	254,825	200,253	27.3%
Acquisition costs	158,217	80,874	95.6%
Operating expenses	71,727	47,582	50.7%
Underwriting profit (loss)	$166,120	$105,377	57.6%
Net results – structured products	1,856	3,240	(42.7)%
Net fee income and other	623	664	(6.2)%

Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Bermuda	$398,535	$268,586	48.4%
North America	181,659	96,156	88.9%
London	90,243	32,004	N/M
Europe and MENA	45,302	58,025	(21.9)%
Emerging markets	66,509	38,353	73.4%
Total	$782,248	$493,124	58.6%
Gross premiums written increased by 58.6%, primarily driven by the Catlin Acquisition. The acquired businesses' portfolio experienced a reduction from prior year due to rate reductions and also due to significant multi-year contracts written in the prior year which did not repeat in the current year.
When evaluated in local currency, our gross premiums written increased by 60.2%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the US dollar, impacting European business written in this currency.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written decreased by 1.4%.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 48.4% due to the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced a decrease of 4.3% mainly driven by lower property catastrophe renewals due to rate reductions.

▪
North America - increase of 88.9% largely attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced an increase of 28.7% as a result of a large new casualty quota share.

▪
London - significant increase is a result of the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced an increase of 10.0% mainly driven by premium adjustments on prior incepting casualty policies and new property facultative business.

▪
Europe and MENA - decrease of 21.9% is mainly attributable to the adverse effects of foreign exchange as noted above, plus lower property catastrophe renewals due to rate reductions, lower reinstatement premiums, and premium adjustments on prior incepting casualty policies.

▪
Emerging markets - increase of 73.4% due to the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced a decrease of 45.8%, which is a result of estimated premium reductions in Asia on the 2014 underwriting year for property treaty in the current quarter, and unfavorable renewals in Latin America.

Net Premiums Written
The increase of 60.0% resulted from the gross written premium increases as outlined above, plus a decrease in ceded premiums due to premium adjustments on an agricultural program in the prior year which did not repeat in the current year.
Net Premiums Earned
The increase of 49.9% is mainly attributable to the increase in net premiums written as outlined above, partially offset by the overall earn through of lower gross written premiums in the current year in our legacy businesses.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	39.2%	46.1%	(6.9)
Acquisition expense ratio	24.3%	18.6%	5.7
Operating expense ratio	11.0%	11.0%	—
Underwriting expense ratio	35.3%	29.6%	5.7
Combined ratio	74.5%	75.7%	(1.2)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Percentage
	June 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	39.2%	46.1%	(6.9)
Prior year reserve development	10.8%	11.0%	(0.2)
Loss ratio excluding prior year development	50.0%	57.1%	(7.1)
Loss Ratio - excluding prior year development
The 7.1 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of attritional and catastrophe losses in the three months ended June 30, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2015 were $19.7 million lower than in the same period of 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2015 compared to the same period of 2014 decreased by 2.3 percentage points to 50.0% due to lower levels of attritional losses in the acquired businesses plus the amortization of fair value adjustments made as a result of the Catlin Acquisition, partially offset by higher attritional losses and deterioration in rate levels in our legacy businesses.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2015	2014
Property and other short-tail lines	$(44,003)	$(20,088)
Casualty and other long-tail lines	(26,732)	(27,368)
Total	$(70,735)	$(47,456)
Net favorable prior year reserve development of $70.7 million for the three months ended June 30, 2015 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $44.0 million. Details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $9.1 million favorable due to better than expected development on attritional losses mainly in Europe and a reduction on a 2012 storm being partially offset by a strengthening on 2010 and 2011 catastrophe losses.

▪
For property other lines, net prior year development was $34.3 million favorable driven primarily by better than expected development on attritional losses in the North America, Europe and Asia Pacific books being partially offset by worse than expected development on attritional losses in Latin America.

▪	For marine and aviation lines, net prior year development was $0.6 million favorable.

▪	Net favorable prior year development for the long-tail lines totaled $26.7 million and details of the significant components are as follows:

•	For casualty lines, net prior year development was $15.4 million favorable due to better than expected development on attritional losses in North America and London.

•	For other lines, net prior year development was $11.3 million favorable due to better than expected development on attritional losses mainly in Bermuda and North America.
Underwriting Expense Ratio
The increase of 5.7 percentage points was driven by an increase in acquisition expenses due to the amortization of fair value adjustments recognized as a result of the Catlin Acquisition. Additionally, we experienced increases in commissions in Asia and Bermuda as a result of adding the acquired businesses to our prior business mix.
Net Results - Structured Products
Net results from structured reinsurance products decreased 42.7% to $1.9 million from the prior year quarter result of $3.2 million. The results include net investment income of $7.9 million and $9.1 million for the three months ended June 30, 2015 and 2014, respectively, and interest expense of $5.9 million and $5.6 million and operating expenses of $0.2 million and $0.2 million, for the three months ended June 30, 2015 and 2014, respectively. The decrease in the net results from the prior year quarter was mainly due to a reduction in investment income resulting from a lower asset base, reflecting the run-off nature of the business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Impact of Life Retro Arrangements
Subsequent to the completion of the sale of our life reinsurance subsidiary XLLR, as described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the impact of the Life Retro Arrangements on the Company's results for the three months ended June 30, 2015 was as follows:

Impact of Life Retro Arrangements	Three months ended June 30,
(U.S. dollars in thousands)	2015	2014
Underwriting profit (loss)	$—	$—
Net investment income - Life Funds Withheld Assets	46,864	19,165
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	68,037	624
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(19,543)	—
OTTI on investments - Life Funds Withheld Assets	(2,878)	(8,771)
Exchange (gains) losses	(18,370)	—
Other income and expenses	3,773	(19)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	239,174	(17,546)
Net income (loss)	$317,057	$(6,547)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(321,046)	12,297
Change in adjustments related to future policy benefit reserves, net of tax	26,328	—
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	(22,339)	(5,750)
Total changes to other comprehensive income as a result of Life Retro Arrangements	$(317,057)	$6,547
Comprehensive income (loss)	$—	$—
As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is minimal net impact on the Company's comprehensive income in any period. For further information on the life retrocession embedded derivative, see Item 1, Note 7(d)(iii), "Derivative Instruments - Other Non-Investment Derivatives - Credit Exposure," to the Unaudited Consolidated Financial Statements included herein.
Run-Off Life Operations - not subject to Life Retro Arrangements
During the three months ended June 30, 2015, our net underwriting result from our Run-Off Life Operations not subject to Life Retro Arrangements ("Run-Off Life Operations - not subject to Life Retro Arrangements") was a loss of $5.4 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $11.0 million, producing a net income of $5.6 million.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
Total Return on Investments (1)	(0.5)%	1.9%

Other Portfolios (2)
Alternative portfolio (3)	2.1%	1.5%
Equity portfolio	0.3%	5.6%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents the P&C operations and Run-Off Life Operations for the three months ended June 30, 2015 and the two months ending June 30, 2014.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended May 31, 2015 and 2014, respectively for both equity and non-equity alternative funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net investment income (1)	$176,340	$213,608	(17.4)%
Net income (loss) from investment fund affiliates (2)	31,377	17,683	77.4%
Net realized gains (losses) on investments	4,351	80,844	(94.6)%
Net realized and unrealized gains (losses) on derivative instruments	48,509	11,599	N/M
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 17.4% was primarily due to the impact of the Life Retro Arrangements effective May 30, 2014, since all of the investment results associated with the Life Funds Withheld Assets for the three months ended June 30, 2015 accrued to GCLR. For further information on the Life Retro Arrangements see Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.
In addition, a reduction in investment yields as a result of lower reinvestment rates contributed to the net investment income decrease. We estimate that approximately $4.1 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended June 30, 2015 on our portfolio of 1.2%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended June 30, 2015 was strong and considerably higher than the same period of 2014. Alternative investment fund returns were strong and modestly exceeded the prior year quarter's positive results, driven principally by fundamental strategies. Private investment fund returns were strongly positive and substantially higher in the quarter than the prior year quarter's results.
Net Realized Gains and Losses on Investments
Net realized gains of $4.4 million in the three months ended June 30, 2015 included the following:

▪	Net realized gains of $20.9 million resulted primarily from sales of U.S. Government and Government Related fixed maturities and equities, partially offset by losses in corporate securities.

▪	Realized losses of approximately $16.6 million related to the OTTI write-down of certain of our available for sale ("AFS") investments. The main components of the net impairment charges were:

•	$6.5 million related to certain Other Investments that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$4.8 million related to certain high yield securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$4.0 million related to certain Alternatives that were in a loss position for more than 11 months.

•	$0.3 million related to certain equities that were in a loss position for more than 11 months.

•
$0.2 million for structured securities, principally non-Agency residential mortgage-backed securities ("RMBS"), where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•	$0.8 million related to foreign exchange losses.
Net realized gains on investments of $80.8 million in the three months ended June 30, 2014 included realized losses of $24.6 million related to the write-down of certain of our structured securities and medium term notes with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $105.5 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivative instruments of $48.5 million in the three months ended June 30, 2015 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. As part of our strategy to manage discrete foreign exchange risk associated with the Catlin Acquisition, certain foreign exchange contracts were entered into and other hedging strategies were modified. Upon the closing of the Catlin Acquisition, these contacts were settled and the hedging strategies terminated. Net realized and unrealized gains on derivative instruments for the three months ended June 30, 2015 include $57.0 million from the Catlin Acquisition-related foreign exchange contracts and hedging strategies. For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from operating affiliates (1)	$9,462	$27,738	(65.9)%
Gain on sale of operating affiliate	340,407	—	N/M
Exchange (gains) losses	10,374	21,141	(50.9)%
Corporate operating expenses	130,987	56,495	N/M
Loss on sale of life reinsurance subsidiary	—	666,423	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	239,174	(17,546)	N/M
Interest expense (2)	39,038	32,284	20.9%
Income tax expense (benefit)	32,959	(5,654)	N/M
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from investment manager affiliates	$8,524	$13,147	(35.2)%
Net income (loss) from strategic operating affiliates	938	14,591	(93.6)%
Net income (loss) from operating affiliates	$9,462	$27,738	(65.9)%
Net Income from Investment Manager Affiliates
The decrease of 35.2% principally reflects more moderate incentive fee earnings from several investment manager affiliates in the current quarter relative to the prior year quarter.
Net Income from Strategic Operating Affiliates
The decrease of 93.6% was largely due to the removal of an insurance affiliate that writes direct U.S. homeowners insurance as a result of the sale of ARX as noted in Item 1, Note 3(b), "Acquisition and Disposals - Sale of Operating Affiliate."

Exchange Gains and Losses
The foreign exchange losses of $10.4 million in the three months ended June 30, 2015 were a result of an overall weakening of the U.S. dollar against all of our major currency exposures, most notably the U.K. sterling. In the three months ended June 30, 2014, foreign exchange losses of $21.1 million were a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, particularly the U.K. sterling, the Euro and the Swiss Franc.
Corporate Operating Expenses
The significant increase was primarily due to costs associated with the Catlin Acquisition as noted in Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition." and "Significant Items Affecting the Results of Operations."
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements as described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 20.9% was a result of the overall increase in our debt due to the issuance of subordinated notes in March 2015 and the liabilities assumed from the Catlin Acquisition. For further information about our debt financing, see Item 8, Note 15, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
A tax charge of $33.0 million and a tax benefit $5.7 million were incurred in the three months ended June 30, 2015 and 2014, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applicable to each of the years, applied to our operating income in the respective periods, and the tax calculated on non-operating items. Non-operating items primarily include the gain on the sale of ARX and the respective gains and losses on investments and derivative instruments, which are accounted for discretely at the applicable tax rate in the jurisdiction in which they are recognized.
As a result of the Catlin Acquisition, the expected full year effective tax rate applicable to current year to date operating income has been determined using a single rate approach taking into account the full year expected results, including the post-acquisition results of the acquired businesses.
Segment Results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$3,874,191	$3,189,331	21.5%
Net premiums written	2,490,880	2,124,247	17.3%
Net premiums earned	2,375,212	1,996,430	19.0%
Net losses and loss expenses	1,513,317	1,266,820	19.5%
Acquisition costs	262,103	204,863	27.9%
Operating expenses	500,618	416,983	20.1%
Underwriting profit (loss)	$99,174	$107,764	(8.0)%
Net results – structured products	6,306	36,535	(82.7)%
Net fee income and other (expense)	(9,498)	(4,779)	98.7%

Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Professional	$803,846	$739,318	8.7%
Casualty	1,559,329	1,390,964	12.1%
EPC	789,127	556,725	41.7%
Specialty	721,889	502,324	43.7%
Total	$3,874,191	$3,189,331	21.5%
Gross premiums written increased by 21.5%, primarily due to the Catlin Acquisition. The acquired businesses' portfolio experienced some reductions in renewals in Professional and EPC where premium rates did not support our target returns. However, retention of business was strong where premium rates were deemed to be adequate.
When evaluated in local currency, our gross premiums written increased by 27.7%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting businesses written in these currencies.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written increased by 5.9%.
The following is a summary of the premium movements by underwriting division:

▪
Professional - increase of 8.7% driven mainly by the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced an increase of 2.2% due to new business in cybertech and international financial lines, as well as increased pricing and renewals in cybertech, partially offset by decreases in pricing in North America and Bermuda. The acquired Catlin business also experienced decreases in premium during the current year, mainly due to decreases in renewals in international financial lines

▪
Casualty - increase of 12.1% largely driven by the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced an increase of 3.0% which is largely attributable to new business and increases in renewals in global risk management, North American construction casualty, casualty excess and surplus, and an increase in renewals in North American excess casualty, partially offset by adverse foreign exchange in international casualty as noted above.

▪
EPC - increase of 41.7% largely attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced a decrease of 11.7% which is mainly attributable to adverse foreign exchange affecting international property and international construction as noted above. Additionally contributing to the adverse variance are decreases in pricing in international property and North American property and a decrease in renewals in energy. The acquired Catlin business also experienced a decrease in premiums during the current year as a result of decreases in renewal premiums in energy business, mainly due to decreases in pricing.

▪
Specialty - increase of 43.7% due to the Catlin Acquisition. Excluding the impact of the acquired businesses, the division experienced an increase of 5.1% mainly due to new business in marine, partially offset by a decrease in renewals in fine arts and specie.

Net Premiums Written
The increase of 17.3% largely resulted from the increase in gross premiums written due to the Catlin Acquisition as noted above, partially offset by higher ceded premiums, which is largely attributable to a modification of our reinsurance structure within our international casualty business line to one that utilizes proportional reinsurance in order to take advantage of favorable market terms offset in part by favorable pricing in certain reinsurance programs in EPC.
Net Premiums Earned
The increase of 19.0% is mainly attributable to the increase in net premiums written due to the Catlin Acquisition as noted above. This increase was partially offset due to adverse foreign exchange.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.7%	63.5%	0.2
Acquisition expense ratio	11.0%	10.3%	0.7
Operating expense ratio	21.1%	20.8%	0.3
Underwriting expense ratio	32.1%	31.1%	1.0
Combined ratio	95.8%	94.6%	1.2
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the six months ended June 30, 2015:

	Six Months Ended		Percentage
	June 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.7%	63.5%	0.2
Prior year reserve development	1.9%	2.2%	(0.3)
Loss ratio excluding prior year development	65.6%	65.7%	(0.1)
Loss Ratio - excluding prior year development
The 0.1% percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of medium and large loss events in the six months ended June 30, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2015 were $42.4 million higher than in the same period in 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the six months ended June 30, 2015 compared to the same period of 2014 decreased by 1.7 percentage points to 62.4% due to lower levels of attritional losses in both legacy and acquired businesses, as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Insurance segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2015	2014
Professional	$7,000	$1,620
Casualty	(14,919)	39,274
Property	(1,214)	(25,967)
Specialty	(41,531)	(39,563)
Other (1)	6,532	(20,691)
Total	$(44,132)	$(45,327)
____________

(1)	Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year development of $44.1 million was mainly attributable to the following:

▪
For professional lines, net prior year development was $7.0 million unfavorable primarily as a result of worse than expected loss experience reported in the core U.S. and select businesses that drove deteriorations of $40.5 million and $15.8 million respectively. This was partially offset by reductions of $34.8 million in the core Bermuda book and $15.5 million in the design book due mainly to better than expected loss experience reported on the 2008 and 2010 report years respectively.

▪
For casualty lines, net prior year development was $14.9 million favorable. This was driven by a reduction of $17.4 million in the Bermuda excess casualty lines mainly as a result of reflecting the better than expected loss experience reported across most accident years. This reduction was partially offset by a deterioration of $7.5 million in the global risk management lines driven by worse than expected loss experience primarily on the 2011 to 2013 accident years.

▪	For property lines, net prior year development was $1.2 million unfavorable.

▪
For specialty lines, net prior year development was $41.5 million favorable driven by a release of $18.8 million in the discontinued Bermuda political risk portfolio arising predominantly from the favorable settlement of a loss on the 2009 accident year and the lapse of the exposure for this account. There were further reductions of $12.4 million in the marine book and $5.8 million in fine art and specie to reflect better than expected loss experience reported across the 2009 to 2013 and 2014 accident years respectively.

▪	For other lines, net prior year development was $6.5 million unfavorable due primarily to a $5.0 million deterioration in the discontinued surety book relating to reinsurance bad debt.
Underwriting Expense Ratio
The increase of 1.0 percentage point was due to increases in the acquisition expense ratio of 0.7 percentage points and in the operating expense ratio of 0.3 percentage points, as follows:

▪
Acquisition expense ratio - increased as a result of increased acquisition costs mainly attributable to the EPC business acquired from Catlin, which was a result of new business, partially offset by the favorable impact of the modification of our reinsurance structure mentioned above and a change in the mix of business.

▪	Operating expense ratio - increased 0.3 percentage points largely due to business expansion in the prior year, partially offset by initial synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products, which decreased 82.7% to $6.3 million from the prior year result of $36.5 million. The results include net investment income of $15.7 million and $18.0 million for the six months ended June 30, 2015 and 2014, respectively, and net interest expense (credit), respectively, of $9.4 million and $(18.6) million, for the six months ended June 30, 2015 and 2014, respectively. The decrease in the net results from the prior year period was mainly from the negotiated termination of one of our larger structured indemnity contracts in the prior year. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Net Fee Income and Other
The decrease compared to the same period of 2014 in net fee income and other expenses was driven by Specialty discontinued lines.

Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$1,607,910	$1,350,837	19.0%
Net premiums written	1,445,936	1,228,619	17.7%
Net premiums earned	1,008,077	854,174	18.0%
Net losses and loss expenses	407,705	392,565	3.9%
Acquisition costs	229,709	168,109	36.6%
Operating expenses	114,222	88,443	29.1%
Underwriting profit (loss)	$256,441	$205,057	25.1%
Net results – structured products	3,976	6,303	(36.9)%
Net fee income and other	1,448	1,337	8.3%
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Bermuda	$664,246	$540,706	22.8%
North America	352,997	237,204	48.8%
London	157,148	104,604	50.2%
Europe and MENA	286,068	344,423	(16.9)%
Emerging markets	147,451	123,900	19.0%
Total	$1,607,910	$1,350,837	19.0%
Gross premiums written increased by 19.0%, primarily driven by the Catlin Acquisition. The acquired businesses' portfolio experienced a reduction from prior year due to rate reductions and also due to significant multi-year contracts written in the prior year which did not repeat in the current year.
When evaluated in local currency, our gross premiums written increased by 23.6%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the US dollar, impacting European business written in this currency.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written increased by 1.1%.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 22.8% due to the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced a decrease of 3.3% due to reduced rates and cancellations on property catastrophe business plus the unfavorable impact of foreign exchange rates.

▪
North America - increase of 48.8% largely attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced an increase of 24.4% as a result of increased new business and business volume, including a significant increase in our agricultural business and a large new casualty quota share.

▪
London - increase of 50.2% is a result of the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced a decrease of 2.4% mainly driven by unfavorable foreign exchange rates particularly on the casualty lines of business.

▪	Europe and MENA - decrease of 16.9% is mainly attributable to unfavorable foreign exchange rates particularly on the property and casualty lines of business.

▪
Emerging markets - increase of 19.0% due to the Catlin Acquisition. Excluding the impact of the acquired businesses, the region experienced a decrease of 17.9%, which is a result of unfavorable foreign exchange rates, as well as estimated premium reductions in Asia on the 2014 underwriting year for property treaty, and unfavorable renewals in Latin America.

Net Premiums Written
The increase of 17.7% resulted from the gross written premium increases as noted above, partially offset by a decrease in ceded premiums due to higher premiums in the prior year which did not repeat in the current year.
Net Premiums Earned
The increase of 18.0% is mainly attributable to the increase in net premiums written noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	40.4%	46.0%	(5.6)
Acquisition expense ratio	22.8%	19.7%	3.1
Operating expense ratio	11.4%	10.3%	1.1
Underwriting expense ratio	34.2%	30.0%	4.2
Combined ratio	74.6%	76.0%	(1.4)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended		Percentage
	June 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	40.4%	46.0%	(5.6)
Prior year reserve development	11.3%	9.1%	2.2
Loss ratio excluding prior year development	51.7%	55.1%	(3.4)
Loss Ratio - excluding prior year development
The 3.4 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the six months ended June 30, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2015 were $19.7 million lower than in the same period in 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the six months ended June 30, 2015 compared to the same period of 2014 decreased by 1.0 percentage points to 51.7% due to lower levels of attritional losses in the acquired businesses plus the amortization of fair value adjustments made as a result of the Catlin Acquisition, partially offset by higher attritional losses and deterioration in rate levels in our legacy businesses.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2015	2014
Property and other short-tail lines	$(86,296)	$(45,638)
Casualty and other long-tail lines	(26,930)	(32,314)
Total	$(113,226)	$(77,952)
Net favorable prior year reserve development of $113.2 million for the six months ended June 30, 2015 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $86.3 million. Details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $26.7 million favorable due to better than expected development on attritional losses mainly in Bermuda and Europe along with reductions on a 2012 storm and a 2013 catastrophe being partially offset by strengthening on other events.

▪	For property other lines, net prior year development was $51.2 million favorable primarily due to better than expected attritional loss development across all books.

▪	For marine and aviation lines, net prior year development was $8.5 million favorable due to better than expected attritional loss development mainly in Europe and a reduction on a 2005 hurricane.

▪	Net favorable prior year development for the long-tail lines totaled $26.9 million. Details of the significant components are as follows:

▪
For casualty lines, net prior year development was $16.1 million favorable due to better than expected attritional loss development across all books and reductions on a 2001 large loss being partially offset by strengthening on a 2008 large loss.

▪	For other lines, net prior year development was $10.8 million favorable due to better than expected development on attritional losses mainly in Bermuda and North America.
Underwriting Expense Ratio
The increase of 4.2 percentage points was due to an increase in the acquisition expense ratio of 3.1 percentage points, plus an increase in the operating expense ratio of 1.1 percentage points, as follows:

▪
Acquisition expense ratio - increased riven by an increase in acquisition expenses due to the amortization of fair value adjustments recognized as a result of the Catlin Acquisition. We also experienced increases in commissions in Asia and Bermuda as a result of adding the acquired businesses to our business mix, partially offset by changes to the commission structure of our agricultural business in North America.

▪
Operating expense ratio - increased in the six months ended June 30, 2015 compared to the same period in 2014 due to higher compensation costs, which includes the expansion of our agricultural business in North America in the prior year.

Net Results - Structured Products
Net results from structured reinsurance products, which decreased 36.9% to $4.0 million from the prior year period result of $6.3 million. The results include net investment income of $15.4 million and $17.7 million for the six months ended June 30, 2015 and 2014, respectively, interest expense of $11.2 million and $11.2 million, and operating expenses of $0.3 million and $0.3 million, for the six months ended June 30, 2015 and 2014, respectively. The decrease in the net results from the prior year period was mainly due to a reduction in investment income resulting from a lower asset base, reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Corporate and Other (including run-off Life Operations)
As stated above, XLIB sold 100% of the common shares of XLLR. As a result, XLLR reinsures the majority of our life reinsurance business through the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. We announced the run-off of our life reinsurance business in 2009.
Subsequent to the transaction, we no longer consider our Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within Corporate and Other. For a further discussion, see Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.

Impact of Life Retro Arrangements
Subsequent to the completion of the sale of our life reinsurance subsidiary XLLR, as described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the impact of the Life Retro Arrangements on the Company's results for the six months ended June 30, 2015 and 2014 were as follows:

Impact of Life Retro Arrangements	Six Months Ended June 30,
(U.S. dollars in thousands)	2015	2014
Underwriting profit (loss) (1)	$603	$—
Net investment income - Life Funds Withheld Assets	97,283	19,165
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	120,775	624
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(18,783)	—
OTTI on investments - Life Funds Withheld Assets	(8,087)	(8,771)
Exchange (gains) losses	(14,686)	—
Other income and expenses	2,475	(19)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	9,807	(17,546)
Net income (loss)	$189,387	$(6,547)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(283,931)	12,297
Change in adjustments related to future policy benefit reserves, net of tax	86,684	—
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	8,463	(5,750)
Total changes to other comprehensive income as a result of Life Retro Arrangements	$(188,784)	$6,547
Comprehensive income (loss)	$603	$—
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the six months ended June 30, 2015 relating to the Life Retro Arrangements transaction which was completed on May 30, 2014.

As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is minimal impact on our comprehensive income in any period. For further information on the life retrocession embedded derivative, see Item 1, Note 7(d)(iii), "Derivative Instruments - Other Non-Investment Derivatives - Credit Exposure," to the Unaudited Consolidated Financial Statements included herein.
Run-Off Life Operations - not subject to Life Retro Arrangements
During the six months ended June 30, 2015, our net underwriting result from our Run-Off Life Operations - not subject to Life Retro Arrangements was a loss of $13.7 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $20.1 million, producing a net income of $6.4 million.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Total Return on Investments (1)	0.9%	3.8%

Other Portfolios (2)
Alternative portfolio (3)	4.7%	4.0%
Equity portfolio	2.0%	7.1%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents the P&C operations and Run-Off Life Operations for the six months ended June 30, 2015 and the two months ending June 30, 2014.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the six months ended May 31, 2015 and 2014, respectively, for both equity and non-equity alternative funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the six months ended June 30, 2015 and 2014:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net investment income (1)	$334,434	$446,797	(25.1)%
Net income (loss) from investment fund affiliates (2)	66,706	50,986	30.8%
Net realized gains (losses) on investments	8,953	100,073	(91.1)%
Net realized and unrealized gains (losses) on derivative instruments	65,030	13,409	N/M
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 25.1% was primarily due to the impact of the Life Retro Arrangements since all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. For further information on the Life Retro Arrangements see Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.
In addition, a reduction in investment yields as a result of lower reinvestment rates contributed to the net investment income decrease. We estimate that approximately $4.1 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the six months ended June 30, 2015 on our portfolio of 1.3%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.

Performance for the six months ended June 30, 2015 was strong and higher than the same period of 2014, driven by higher returns from both alternative investment funds and private investment funds. The more positive results from the alternative investment funds were principally in funds pursuing macro, fundamental equity and quantitative equity strategies.
Net Realized Gains and Losses on Investments
Net realized gains on investments of $9.0 million included the following:

▪
Net realized gains of $36.1 million resulted primarily from sales of U.S. Government and Government Related fixed maturities and equities, partially offset by losses in corporate securities and other investments.

▪	Realized losses of approximately $27.2 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪	$12.4 million related to certain high yield securities which we no longer intend to hold for a period sufficient to recover fair value to amortized cost.

▪	$6.5 million related to Other Investments that we no longer intend to hold for a period sufficient to recover fair value to amortized cost.

▪	$4.0 million related to certain Alternatives that were in a loss position for more than 11 months.

▪	$0.6 million related to certain equities as the holdings were in a loss position for more than 11 months.

▪
$0.3 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$3.4 million related to foreign exchange losses.
Net realized gains on investments of $100.1 million in the six months ended June 30, 2014 included realized losses of $28.3 million related to the write-down of certain of our structured securities and medium term notes and currency loses with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $128.4 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $65.0 million in the six months ended June 30, 2015 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. As part of our strategy to manage discrete foreign exchange risk associated with the Catlin Acquisition, certain foreign exchange contracts were entered into and other hedging strategies were modified. Upon the closing of the Catlin Acquisition, these contacts were settled and the hedging strategies terminated. Net realized and unrealized gains on derivative instruments for the six months ended June 30, 2015 include $54.7 million from the Catlin Acquisition-related foreign exchange contracts and hedging strategies.. For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from operating affiliates (1)	$32,130	$74,023	(56.6)%
Gain on sale of operating affiliate	340,407	—	N/M
Exchange (gains) losses	37,764	31,582	19.6%
Corporate operating expenses	193,430	107,833	79.4%
Loss on sale of life reinsurance subsidiary	—	666,423	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	9,807	(17,546)	N/M
Interest expense (2)	80,519	64,444	24.9%
Income tax expense	57,177	28,667	99.5%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2015 and 2014:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from investment manager affiliates	$12,263	$40,130	(69.4)%
Net income (loss) from strategic operating affiliates	19,867	33,893	(41.4)%
Net income (loss) from operating affiliates	$32,130	$74,023	(56.6)%
Net Income from Investment Manager Affiliates
The results for the six months ended June 30, 2015 reflect a significant decline in the amount of incentive fees earned by several investment manager affiliates. The results reflected in the first quarter of 2014 were very strong for certain managers. Similar positive results have not been realized in the comparable period this year.
Net Income from Strategic Operating Affiliates
The decrease of 41.4% was largely due to the sale of our interest of ARX, which was an insurance affiliate that writes direct U.S. homeowners insurance, as noted in Item 1, Note 3(b), "Acquisition and Disposals - Sale of Operating Affiliate."
Exchange Gains and Losses
The foreign exchange losses of $37.8 million in the six months ended June 30, 2015 were a result of an overall weakening of the U.S. dollar, driven mainly by U.K. sterling and the Swiss franc, partially offset by by a strengthening of the U.S. dollar against the Euro. In the six months ended June 30, 2014, foreign exchange losses of $31.6 million were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro, and the Swiss franc.
Corporate Operating Expenses
The increase of 79.4% was primarily due to costs associated with the Catlin Acquisition as noted in Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition."
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

Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements, as described in Note 3, "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 24.9% was a result of the overall increase in our debt due to the issuance of subordinated notes in March 2015 and the liabilities assumed from the Catlin Acquisition, as well as expenses related to the Bridge Facility, as outlined in Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition." For further information about our debt financing, see Item 8, Note 15, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $57.2 million and $28.7 million were incurred in the six months ended June 30, 2015 and 2014, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applicable to each of the years, applied to our operating income in the respective periods, and the tax calculated on non-operating items. Non-operating items primarily include the gain on the sale of ARX and the respective gains and losses on investments and derivative instruments, which are accounted for discretely at the applicable tax rate in the jurisdiction in which they are recognized.
As a result of the Catlin Acquisition, the expected full year effective tax rate applicable to current year to date operating income has been determined using a single rate approach taking into account the full year expected results, including the post-acquisition results of the acquired businesses.
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
As described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary" and Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement for the sale of our life reinsurance subsidiary. The Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, our Consolidated Statements of Income and disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.

As of June 30, 2015 and December 31, 2014, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $38.1 billion and $30.8 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,825,416	7.4%	$2,327,160	7.6%
Restricted cash	43,996	0.1%	—	—%
Net receivable/ (payable) for investments sold/ (purchased)	(30,834)	(0.1)%	50,471	0.2%
Accrued investment income	236,484	0.6%	226,721	0.7%
Short-term investments	807,486	2.1%	256,727	0.8%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported	3,827,106	10.0%	2,171,953	7.1%
Corporate - Financials	3,235,513	8.5%	2,761,916	9.0%
Corporate - Non Financials (2)	6,952,064	18.2%	6,016,457	19.4%
RMBS – Agency	3,958,144	10.4%	3,728,576	12.1%
RMBS – Non-Agency	372,271	1.0%	427,351	1.4%
CMBS	936,058	2.5%	1,052,544	3.4%
CDO	488,025	1.3%	692,034	2.2%
Other asset-backed securities (2)	2,350,387	6.2%	1,065,293	3.5%
U.S. States and political subdivisions of the States	2,391,273	6.3%	2,021,272	6.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,260,062	13.8%	4,240,073	13.8%
Total fixed maturities - AFS	$29,770,903	78.2%	$24,177,469	78.5%
Equity securities	1,073,470	2.8%	868,292	2.8%
Investments in affiliates	1,663,852	4.4%	1,637,620	5.3%
Other investments	1,743,259	4.5%	1,248,439	4.1%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$38,134,032	100.0%	$30,792,899	100.0%
____________

(1)	Carrying value represents the fair value for AFS fixed maturities.

(2)
Includes certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $75.3 million and $79.9 million and an amortized cost of $64.5 million and $68.4 million as of June 30, 2015 and December 31, 2014, respectively. These securities have been allocated ratings based on the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. As of June 30, 2015, the average credit quality of our total fixed income portfolio (consisting of U.S. and Non-U.S. government related and supported debt, corporate debt, and asset-backed and mortgage-backed securities, having fixed maturities and including short-term investments, cash and cash equivalents and net receivable/(payable) for investments sold/(purchased)) was "Aa2(AA)," and Aa3(AA-) as of December 31, 2014. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value (2)	Percent of Total	Carrying Value (2)	Percent of Total
AAA	$14,744	46.5%	$11,509	44.1%
AA	6,866	21.7%	5,334	20.4%
A	6,864	21.6%	6,158	23.6%
BBB	2,446	7.7%	2,321	8.9%
BB and below	687	2.2%	793	3.0%
Not rated	109	0.3%	15	—%
Total	$31,716	100.0%	$26,130	100.0%
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
Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $282.8 million on 2,944 securities out of a total of 8,969 held as of June 30, 2015 in our AFS portfolio (excluding Life Funds Withheld Assets) that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•	gross unrealized losses of $88.9 million related to Government and Government Related holdings. Securities in a gross unrealized loss position had a fair value of $4.0 billion as of June 30, 2015.

•	gross unrealized losses of $71.7 million related to the Corporate holdings. Securities in a gross unrealized loss position had a fair value of $3.6 billion as of June 30, 2015.

•
gross unrealized losses of $17.9 million related to Non-Agency RMBS securities (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $242.3 million as of June 30, 2015. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through June 30, 2015 on these asset classes.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position as of June 30, 2015:

(U.S. dollars in thousands)	June 30, 2015
Security Type and Length of Time in a Continual Unrealized Loss Position (1)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(112,542)	$9,500,619
At least 6 months but less than 12 months	(35,196)	555,506
At least 12 months but less than 2 years	(23,516)	401,761
2 years and over	(84,710)	1,332,780
Total	$(255,964)	$11,790,666
Equities
Less than 6 months	$(13,830)	$201,058
At least 6 months but less than 12 months	(12,957)	66,701
Total	$(26,787)	267,759
____________

(1)	Excludes Life Funds Withheld Assets.
The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position as of June 30, 2015:

	June 30, 2015
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (1)
Less than 1 year remaining	$(16,938)	$788,684
At least 1 year but less than 5 years remaining (2)	(58,875)	4,594,557
At least 5 years but less than 10 years remaining (2)	(63,757)	2,369,682
At least 10 years but less than 20 years remaining (2)	(10,775)	303,563
At least 20 years or more remaining (2)	(22,067)	276,493
RMBS - Agency	(20,820)	1,382,365
RMBS - Non-Agency	(17,921)	242,413
CMBS	(8,311)	396,014
CDO	(24,573)	362,653
Other asset-backed securities	(11,927)	1,074,242
Total	$(255,964)	$11,790,666
____________

(1)	Excludes Life Funds Withheld Assets.

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

Factors considered in determining that additional OTTI charges were not warranted include management's consideration of current and near term liquidity needs along with other available sources of liquidity, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein.
As noted in Item 8, Note 2, "Significant Accounting Policies," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, the determination of the amount of OTTI varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We consider a wide range of factors about the securities and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. We update our evaluations regularly and reflect additional impairments in net income as determinations are made. Our determination of the amount of the impairment taken on investments is highly subjective and could adversely impact our results of operations. There can be no assurance that we have accurately assessed the level of OTTI taken and reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
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
As of June 30, 2015, we had structured securities with gross unrealized losses of $18.2 million on non-Agency RMBS, $19.5 million on core CDOs and $8.3 million on CMBS holdings. Within these security classifications are mortgage and asset-backed securities that had a fair value of $6.9 million, gross unrealized losses of $8.8 million and a cumulative fair value decline of greater than 50% of amortized cost in each case as of June 30, 2015. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Refer to "Significant Items Affecting the Results of Operations" above for further discussion surrounding the impact of credit market movements on our investment portfolio.
European Sovereign Debt Crisis (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the European Union (the "E.U.") - particularly Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these sovereigns' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been greatly reduced.
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations which currently have a fair value of $136.5 million as of June 30, 2015. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various alternative and private investment funds and medium term notes that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds and medium term notes will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our alternative and private fund managers have increased their exposure to these countries. We estimate that, as of June 30, 2015, our aggregate exposure to European Periphery Nations via our fund investments and medium term notes did not exceed $175 million on a net basis. The exposure was diversified across issues and instruments and across the five European Periphery Nations.
In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances, including the names of our most significant reinsurance counterparties, see Item 8, Note 10, "Reinsurance," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including, but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.
Fair Value Measurements of Assets and Liabilities
As described in Item 1, Note 4, "Fair Value Measurements," to the Unaudited Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include an entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification.
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
Valuation Methodology of Level 3 Assets and Liabilities
See Item 1, Note 4, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As of June 30, 2015, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position as of June 30, 2015.

Fair Value of Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
As of June 30, 2015, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at June 30, 2015	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$3,827,106	$—	—%
Corporate - Financials	3,235,513	10,000	0.3%
Corporate - Non-Financials	6,952,064	5,554	0.1%
RMBS – Agency	3,958,144	3,038	0.1%
RMBS – Non-Agency	372,271	—	—%
CMBS	936,058	—	—%
CDO	488,025	484,171	99.2%
Other asset-backed securities	2,350,387	42,745	1.8%
U.S. States and political subdivisions of the States	2,391,273	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,260,062	—	—%
Total Fixed maturities, at fair value	$29,770,903	$545,508	1.8%
Equity securities, at fair value	1,073,470	—	—%
Short-term investments, at fair value	807,486	—	—%
Total investments available for sale	$31,651,859	$545,508	1.7%
Cash equivalents (1)	975,876	—	—%
Other investments (2)	1,395,065	255,672	18.3%
Other assets (3)	225,236	13,392	5.9%
Total assets carried at fair value	$34,248,036	$814,572	2.4%
Liabilities
Financial instruments sold, but not yet purchased (4)	$2,814	$—	—%
Other liabilities (5)	79,645	23,145	29.1%
Total liabilities carried at fair value	$82,459	$23,145	28.1%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $348.2 million at June 30, 2015.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased, are included within "Payable for investments purchased" on the balance sheets.

(5)	Other liabilities include derivative instruments, reported on a gross basis.
As of June 30, 2015, our Level 3 assets represented approximately 2.4% of our assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 28.1% of liabilities that are measured at fair value but less than 1% of total liabilities at June 30, 2015.
Changes in the Fair Value of Level 3 Assets and Liabilities
See Item 1, Note 4, "Fair Value Measurements," to the Unaudited Consolidated Financial Statements included herein, for an analysis of the change in fair value of Level 3 Assets and Liabilities.
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

Gross unpaid losses and loss expenses totaled $25.8 billion and $19.4 billion as of June 30, 2015 and December 31, 2014, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the six months ended June 30, 2015:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2014	$19,353,243	$(3,411,526)	$15,941,717
Losses and loss expenses incurred	2,616,637	(695,615)	1,921,022
Losses and loss expenses (paid) / recovered	(2,764,250)	350,344	(2,413,906)
Loss reserves acquired	6,933,143	(1,493,267)	5,439,876
Foreign exchange and other	(298,392)	109,054	(189,338)
Balance at June 30, 2015	$25,840,381	$(5,141,010)	$20,699,371
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Note 11, "Losses and Loss Expenses," to the Consolidated Financial Statements included in Items 7 and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	June 30, 2015	December 31, 2014
Reinsurance balances receivable	$393,942	$153,613
Reinsurance recoverable on future policy benefits (excluding balances related to the Life Retro Arrangements)	14,600	17,840
Reinsurance recoverable on unpaid losses and loss expenses	5,194,831	3,453,873
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(75,954)	(64,439)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,527,419	$3,560,887
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle claims, including large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary that would otherwise support holding company operations and dividend payments, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain "in use" portions of these facilities. Specifically, a downgrade below "A-" by A.M. Best would constitute an event of default under our two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Holding Company Liquidity
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Ireland's principal uses of liquidity are ordinary share-related transactions, including dividend payments to holders of its ordinary shares as well as share buybacks, acquisition activity, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to XL-Ireland and certain corporate operating expenses. Except for the debt securities assumed as part of the Catlin Acquisition as noted below, all of our outstanding debt securities were issued by XL-Cayman.
XL-Ireland's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 25, "Statutory Financial Data," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included in our Annual Report on Form 10-K for the year ended December 31, 2014. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.
Under Irish law, share premium was required to be converted to "distributable reserves" for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. As of June 30, 2015, XL-Ireland had $2.8 billion in distributable reserves.
As of June 30, 2015, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $1.2 million and $0.6 billion, respectively, compared to $22.4 million and $0.9 billion, respectively, as of December 31, 2014.
Excluding the debt acquired as a result of the Catlin Acquisition, all of our outstanding debt as of June 30, 2015 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 25, "Statutory Financial Data," included in our Annual Report on Form 10-K for the year ended December 31, 2014. See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.

Impact of Catlin Acquisition on Liquidity and Capital Resources
On May 1, 2015, we completed the Catlin Acquisition. Refer to Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition" to the Unaudited Consolidated Financial Statements included herein for additional information related to the acquisition.
The aggregate consideration for the transaction was $4.1 billion, comprised of $2.29 billion cash consideration and issuance of 49.9 million ordinary shares valued at $1.85 billion. As discussed in "Capital Resources" above, we had a short term bridge facility available to fund the cash consideration. On March 30, 2015, we issued $1.0 billion of subordinated notes, from which we received proceeds of $980.6 million, and subsequently terminated the bridge facility. The remaining $1.31 billion of cash consideration was funded through cash and cash equivalents on hand.
Following the close of the Catlin Acquisition and execution of the actions noted above, we believe that we have adequate capital resources in the aggregate, and that our subsidiaries have the ability to produce sufficient cash flows, to meet expected claims payments and operational expenses and to provide dividend payments to XL-Cayman and XL-Ireland. In turn, we anticipate that we will have adequate capital resources, or the access to capital resources, to meet our obligations, including but not limited to dividend payments to our shareholders, interest payments on our senior and subordinated notes and other liabilities as they come due.
Sources of Liquidity
As of June 30, 2015, on a consolidated basis we had cash and cash equivalents of approximately $2.8 billion as compared to approximately $2.5 billion as of December 31, 2014. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	June 30, 2015	June 30, 2014
Operating activities	$20,504	$353,629
Investing activities	$(349,375)	$1,569,409
Financing activities	$685,803	$(666,530)
Effects of exchange rate changes on foreign currency cash	$(37,905)	$13,799
Operating Cash Flows
Historically, cash receipts from operations that are typically derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities have generally provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL-Ireland and XL-Cayman. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.
During the six months ended June 30, 2015, net cash flows used in operating activities was $20.5 million compared to net cash flows provided by operating activities of $353.6 million for the same period in 2014. The decrease was driven by lower operating income due to the increases in expenses as a result of the Catlin Acquisition during the six months ended June 30, 2015 compared to the same period of 2014.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries.
Net cash used in investing activities was $349.4 million in the six months ended June 30, 2015 compared to net cash provided of $1,569.4 million for the same period in 2014. The decrease in cash flow is mainly attributable to the $2.29 billion cash consideration paid to Catlin shareholders for the Catlin Acquisition, offset by cash acquired of $1.27 billion for a net cash outflow of $1.02 billion, partially offset by additional inflows recorded in the current year due to the additional proceeds from sales of securities to align the investment portfolios of the acquired and legacy businesses.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds

Withheld Assets as noted in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 6, "Investments - Fixed Maturities, Short-Term Investments and Equity Securities - Pledged Assets," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. As of June 30, 2015 and December 31, 2014, the Company had $18.4 billion and $15.2 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 1, Note 2, "Significant Accounting Policies," that cash in the amount of $135.6 million as of June 30, 2015 is restricted and has been disclosed as such in our consolidated balance sheet.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the six months ended June 30, 2015, net cash flows provided by financing activities was $685.8 million, mainly due to the issuance of debt, partially offset by share buybacks and preferred dividends paid, compared to net cash used of $666.5 million for the same period in 2014, which was predominantly impacted by share buybacks. See "Other Key Focuses of Management - Capital Management" for information regarding the issuance of debt and share buyback activity.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
As of June 30, 2015 and December 31, 2014, we had total shareholders' equity of $14.2 billion and $11.4 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

•	debt;

•	XL-Cayman and Catlin Insurance Company Ltd ("Catlin-Bermuda") preference shares;

•	letter of credit facilities and other sources of collateral; and

•	revolving credit facilities.
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

▪
letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by our operating subsidiaries that are "non-admitted" under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. We also use letters of credit to support our operations at Lloyd's; and

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

Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, "Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all," included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	June 30, 2015	December 31, 2014
Non-controlling interests - Series D preference ordinary shares of XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares of XL-Cayman	999,500	999,500
Non-controlling interests - non-controlling preference shares of Catlin Insurance Company Ltd. ("Catlin-Bermuda")	562,285	—
Non-controlling interests - Other	51,022	57,515
Ordinary share capital	12,247,298	10,033,751
Total ordinary shares and non-controlling interests	$14,205,105	$11,435,766
Notes payable and debt	2,726,455	1,662,580
Total	$16,931,560	$13,098,346
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	June 30, 2015	December 31, 2014
Ordinary shareholders’ equity – beginning of period	$10,033,751	$9,997,633
Net income (loss) attributable to ordinary shareholders	951,320	188,340
Share buybacks	(112,385)	(801,953)
Share issuances	1,857,048	6,406
Ordinary share dividends	(91,133)	(172,080)
Change in accumulated other comprehensive income	(408,284)	747,801
Share-based compensation and other	16,981	67,604
Ordinary shareholders’ equity – end of period	$12,247,298	$10,033,751
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. As a result of the Catlin Acquisition, we also acquired the non-controlling preference shares issued by Catlin-Bermuda. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. As of both June 30, 2015 and December 31, 2014, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the non-controlling preference shares issued by Catlin-Bermuda as of June 30, 2015 was $562.3 million.

Debt
The following tables present our debt under outstanding securities and lenders' commitments as of June 30, 2015:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	300,000	297,679	2018	—	—	300,000	—
5.75% Senior Notes	400,000	397,307	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,975	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	492,292	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,140	2027	—	—	—	325,000
Variable Rate Subordinated Notes, face amount €7m	7,794	7,301	2035	—	—	—	7,794
Variable Rate Subordinated Notes, face amount $27m	27,000	25,259	2036	—	—	—	27,000
Variable Rate Subordinated Notes, face amount $31m	31,300	29,281	2036	—	—	—	31,300
Variable Rate Subordinated Notes, face amount $10m	9,800	9,168	2036	—	—	—	9,800
Variable Rate Subordinated Notes, face amount €11m	12,248	11,473	2036	—	—	—	12,248
5.25% Senior Notes	300,000	296,228	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,352	2045	—	—	—	500,000
	$2,763,142	$2,726,455		$—	$—	$300,000	$2,463,142
_______________
(1)    Excluded from the table are revolving credit facilities of $1.7 billion and $1.6 billion as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, $667.9 million and $606.1 million, respectively, were utilized under these facilities as letters of credit, leaving $1.0 billion and $968.9 million, respectively, available for use under the revolving credit facilities.
(2)    "In Use/Outstanding" data represent June 30, 2015 accreted values. "Payments Due by Period" data represents ultimate redemption values.
In addition, see Item 8, Note 15, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
As of June 30, 2015, we had outstanding debt held by investors and debt capacity with banks as follows:

▪	available revolving credit capacity of approximately $1.0 billion; and

▪
senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. As of June 30, 2015, the outstanding issues of unsecured notes is as follows:

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

▪
subordinated unsecured notes of approximately $82.5 million issued by Catlin Underwriting (formerly Wellington Underwriting plc). These notes require Catlin Underwriting to pay a variable rate of interest based on the rate on three-month deposits in U.S. dollars plus a margin of basis points. As of June 30, 2015, the outstanding subordinated unsecured notes are as follows:

▪
€7 million subordinated notes due March 2035, with the variable rate based on the three-month deposits in U.S. dollars plus a margin of 295 basis points. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

▪
$27 million subordinated notes due March 2036, with the variable rate based on the three-month deposits in U.S. dollars plus a margin of 317 basis points. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

▪
$31 million subordinated notes due September 2036, with the variable rate based on the three-month deposits in U.S. dollars plus a margin of 310 basis points. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

▪
$10 million subordinated notes due September 2036, with the variable rate based on the three-month deposits in U.S. dollars plus a margin of 300 basis points. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

▪
€11 million subordinated notes due September 2036, with the variable rate based on the three-month deposits in U.S. dollars plus a margin of 300 basis points. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

Letter of Credit Facilities and other sources of collateral
As of June 30, 2015, we had eighteen letter of credit ("LOC") facilities in place with total availability of $4.9 billion, of which $2.6 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$23,871	2018	$—	$—	$1,000,000	$—
LOC Facility (2)	1,000,000	690,010	2018	—	—	1,000,000	—
LOC Facility	600,000	157,902	Continuous	—	—	—	600,000
LOC Facility	250,000	133,063	Continuous	—	—	—	250,000
LOC Facility (3)	250,000	250,000	2015	—	250,000	—	—
LOC Facility (3)	200,000	200,000	2015	200,000	—	—	—
LOC Facility (3)	100,000	100,000	2016	—	100,000	—	—
LOC Facility	150,000	122,000	Continuous	—	—	—	150,000
LOC Facility	450,000	202,805	2016	—	450,000	—	—
LOC Facility	100,000	100,000	2018	—	—	100,000	—
LOC Facility	100,000	100,000	2018	—	—	100,000	—
LOC Facility	100,000	100,000	2018	—	—	100,000	—
LOC Facility	75,000	75,000	2018	—	—	75,000	—
LOC Facility (4)	75,000	45,000	2016	—	75,000	—	—
LOC Facility	50,000	32,670	2017	—	50,000	—	—
LOC Facility (4)	75,000	49,005	2016	—	75,000	—	—
LOC Facility	230,000	147,063	Continuous	—	—	—	230,000
LOC Facility	50,000	48,887	Continuous	—	—	—	50,000
LOC Facility	—	8,072	2015	8,072	—	—	—
Total LOC facilities	$4,855,000	$2,585,348		$208,072	$1,000,000	$2,375,000	$1,280,000
____________

(1)
The unused portion of this credit facility of $976.1 million is available as revolving credit capacity as noted within our discussion of Debt above. See also the discussion regarding the Syndicated Credit Agreements (defined below).

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)
We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements (defined below), with the lender's and issuing lender's consent.

(4)	The unused portions of these credit facilities of $56.0 million is available as revolving credit capacity as noted within our discussion of Debt above.

In November 2013, we (i) entered into two credit agreements (together, the "Syndicated Credit Agreements"), which provide for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $2 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the secured credit agreements dated March 25, 2011 and December 9, 2011, and the unsecured credit agreement dated December 9, 2011, which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $3 billion.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for the issuance of up to $1 billion of letters of credit, and (ii) an unsecured credit agreement, which provides for the issuance of up to $1 billion of letters of credit and revolving credit loans. We have the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the Syndicated Credit Agreements.
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
On May 7, 2013, XL-Cayman entered into a credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto, and a continuing agreement for standby letters of credit with Citibank, N.A. On May 13, 2013, May 15, 2013, May 19, 2015, June 1, 2015 and June 10, 2015, XL-Cayman entered into a first, second, third, fourth and fifth amendment, respectively, to such credit agreement (as amended, the "May 2013 Credit Agreement").
On August 6, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. On September 12, 2013, XL-Cayman entered into a first amendment to such credit agreement (as amended, the "August 2013 Credit Agreement").
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
Collectively, the 2013 Citi Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $550 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements with the lender's and issuing lender's consent.
The commitments under the 2013 Citi Agreements expire on, and such credit facilities are available until, the earlier of (i) June 20, 2017 (with respect to the May 2013 Credit Agreement), September 20, 2015 (with respect to the August 2013 Credit Agreement) and December 20, 2016 (with respect to the November 2013 Credit Agreement) and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
On December 30, 2014, we reduced the commitments available under a continuous letter of credit facility between XLIB and Citibank Europe plc from $750 million to $600 million simultaneous with XLIB entering into a continuous $150 million letter of credit facility with ING Bank N.V., London Branch.
As a result of the Catlin Acquisition, the Company has the following credit facilities that Catlin had previously entered into:

•
A $450 million unsecured multi-bank facility available for utilization by certain subsidiaries of the Company and guaranteed by Green Holdings. The facility has a termination date of December 31, 2016.

•	A bilateral facility available for utilization by Catlin-Bermuda, collateralized by pledged financial assets. As of June 30, 2015, $147 million of letters of credit were issued under this facility.

•
A bilateral facility available for utilization by Catlin Re Switzerland Ltd, collateralized by pledged financial assets. As of June 30, 2015, $49 million of letters of credit were issued under this facility.

•
Four unsecured bilateral facilities available for utilization by Catlin-Bermuda and guaranteed by Green Holdings for Funds at Lloyd's purposes, amounting to a total of $375 million. One of the facilities has an expiration date of December 31, 2017, while the other three have expiration dates of December 31, 2018.

•
An unsecured bilateral facility valued in Australian dollars at A$50 million, available for utilization by certain subsidiaries of Catlin and guaranteed by Green Holdings, for the purpose of providing collateral to Australian beneficiaries.

•	Two unsecured bilateral revolving credit and letter of credit facilities, available for utilization by certain subsidiaries of Catlin and guaranteed by Green Holdings amounting to $150 million.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003. As of June 30, 2015, $8 million of letters of credit were issued under this facility.

•	Catlin, Inc. has letters of credit amounting to $1 million issued for the benefit of various parties.
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
General
The following discussion should be read in conjunction with "Quantitative and Qualitative Disclosures about Market Risk," presented under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2014.
This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events of losses. See Item 2, "Cautionary Note Regarding Forward-Looking Statements."
As described in Item 1, Note 3(c), "Acquisition and Disposals - Sale of Life Reinsurance Subsidiary," and Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement between XLIB and GreyCastle. The Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our Investment Policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, total return swaps, credit default swaps and swaptions and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our comprehensive framework of investment decision authorities ("Authorities Framework"). Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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

As of June 30, 2015 and December 31, 2014, bond index futures outstanding had net long positions of $41.6 million and $410.2 million, respectively, and stock index futures outstanding had a net short position of $2.8 million and a net long position of $3.8 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies as of June 30, 2015 and December 31, 2014:

(Foreign currency in millions)	June 30, 2015	December 31, 2014
Euro	201.5	129.7
U.K. Sterling	198.0	139.4
Swiss Franc	60.7	155.7
Canadian Dollar	338.2	190.4
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
We have an established credit risk governance process delegated to the Credit Risk Committee, a subcommittee of the Enterprise Risk Management Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash event risk (multiple losses from multiple risk sources) that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.
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
Our credit risk framework establishes a 1% exceedance credit clash limit at a level not to exceed approximately 25% of Adjusted Tangible Capital in order to manage the direct and indirect credit exposures arising from underwriting and non-underwriting activities that could potentially be impacted in various degrees by a systemic credit event (e.g. our investment portfolio, credit sensitive underwriting activities, unsecured exposures arising from reinsurance recoverable counterparties, brokers and other obligor counterparties). If we were to deploy the full limit, there would be a 1% probability that an event would occur during the next year that would result in a net credit clash related loss in excess of the limit. See "Other Key Focuses of Management - Risk Management" for factors we consider in setting the credit clash risk tolerance as well as for factors that could cause a deviation between estimated and actual incurred losses.
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.2 years as of June 30, 2015.
We manage credit risk in the investment portfolio, including fixed income, alternative and short-term investments, through the credit research performed by investment management service providers and our internal portfolio management staff. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with our strategic asset allocation benchmark, risk policies, philosophies, appetites, limits and risk concentrations related to the investment portfolio. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to our credit limit guidelines. Any issuer over its credit limits or experiencing financial difficulties or material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) as of June 30, 2015:

Percentage of Aggregated Fixed Income Portfolio (1)(2)
AAA	46.5%
AA	21.7%
A	21.6%
BBB	7.7%
BB or Below	2.2%
NR	0.3%
Total	100.0%
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
As of June 30, 2015, the average credit quality of our aggregate fixed income investment portfolio was "Aa2(AA)." Our $13.5 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+," our $10.3 billion portfolio of corporates was rated "A," and our $8.1 billion structured securities portfolio was rated "AA+."

We are closely monitoring our corporate financial bond holdings given the events of the global financial crisis. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our investment portfolio as of June 30, 2015, representing both amortized cost and net unrealized gains (losses):

	June 30, 2015
Issuer (by Global Ultimate Parent) (1)(2) (U.S. dollars in millions)	Weighted Average Credit Quality (3)	Amortized Cost	Unrealized Gain/ (Loss)
WELLS FARGO & COMPANY	A+	$183.7	$3.1
JPMORGAN CHASE & CO.	A	167.2	2.9
ROYAL BANK OF CANADA	AA+	163.4	0.5
THE GOLDMAN SACHS GROUP, INC.	A-	153.5	3.3
THE BANK OF NOVA SCOTIA	AA+	145.7	0.4
WESTPAC BANKING CORPORATION	AA+	140.6	2.4
CITIGROUP INC.	A-	139.7	4.0
BANK OF AMERICA CORPORATION	A-	135.2	1.6
RABOBANK NEDERLAND	AA-	124.9	3.5
UBS GROUP AG	AA-	120.7	2.1
COMMONWEALTH BANK OF AUSTRALIA	AA	114.1	1.5
THE TORONTO-DOMINION BANK	AA+	109.9	—
HSBC HOLDINGS PLC	A+	108.1	(0.3)
LLOYDS BANKING GROUP PLC	AA+	105.8	3.1
THE PNC FINANCIAL SERVICES GROUP, INC.	A	97.2	0.9
NATIONAL AUSTRALIA BANK LIMITED	AA+	91.4	1.2
SVENSKA HANDELSBANKEN AB	AA	77.4	0.7
BB&T CORPORATION	A	75.5	0.5
BANK OF MONTREAL	AA	74.8	1.0
BNP PARIBAS	A+	71.3	0.6
AMERICAN EXPRESS COMPANY	A	71.1	0.9
AUSTRALIA AND NEW ZEALAND BANKING GROUP LIMITED	AA+	71.0	1.3
U.S. BANCORP	A+	69.7	0.3
DNB ASA	AA+	67.4	0.3
CREDIT SUISSE GROUP AG	A	66.0	1.4
MORGAN STANLEY	A-	64.7	(1.6)
SPAREBANK 1 BOLIGKREDITT AS	AAA	62.1	(0.2)
ING GROEP N.V.	AA-	59.6	1.6
NATIONAL BANK OF CANADA	AA+	59.3	0.5
BPCE	AA-	55.8	0.4
MITSUBISHI UFJ FINANCIAL GROUP, INC.	A	54.1	0.4
FEDERATION DES CAISSES DESJARDINS DU QUEBEC	AA	53.6	0.1
NORDEA BANK AB	AA-	51.6	—
____________

(1)	Includes Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

(3)
The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings (where available). U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations

As of June 30, 2015, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.6% of the aggregate fixed income portfolio and approximately 14.3% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter ("OTC") derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)(2)	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	0.6%
JPMORGAN CHASE & CO.	0.5%
ROYAL BANK OF CANADA	0.5%
THE GOLDMAN SACHS GROUP, INC.	0.5%
CITIGROUP INC.	0.5%
THE BANK OF NOVA SCOTIA	0.5%
WESTPAC BANKING CORPORATION	0.5%
BANK OF AMERICA CORPORATION	0.4%
RABOBANK NEDERLAND	0.4%
UBS GROUP AG	0.4%
____________

(1)	Corporate issuers include Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.
As of June 30, 2015, the top 5 corporate sector exposures listed below represented 24.4% of the aggregate fixed income investment portfolio and 74.7% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (2)	$3,167.1	10.0%
Consumer, non-Cyclical	1,869.4	5.9%
Industrial	924.0	2.9%
Consumer, Cyclical	918.1	2.9%
Utilities	843.6	2.7%
Total	$7,722.2	24.4%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $8.1 billion structured securities portfolio, of which 88.4% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
Agency RMBS	$3,955.1	48.6%
Other ABS (2)	2,376.3	29.2%
CMBS	936.3	11.5%
Core CDO (non-ABS CDOs and CLOs)	493.1	6.1%
Non-Agency RMBS	374.5	4.6%
Total	$8,135.3	100.0%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Includes Covered Bonds.
Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives are purchased within our investment portfolio. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

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
With regard to unpaid losses and loss expenses recoverable and reinsurance balances receivable, we have credit risk should any of our reinsurers be unable or unwilling to settle amounts due to us; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable."
We are exposed to credit risk in the event of non-performance by the other parties to our derivative instruments in general; however, we do not anticipate non-performance. The difference between the notional principal amounts and the associated market value is our maximum credit exposure.
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. As of June 30, 2015, our equity portfolio was approximately $1.1 billion as compared to $789.1 million at December 31, 2014. This excludes fixed income fund investments of $0.9 million and $79.2 million as of June 30, 2015 and December 31, 2014, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. As of June 30, 2015 and December 31, 2014, our direct allocation to equity securities was 2.8% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. As of June 30, 2015, our exposure to private investments, excluding unfunded commitments, was $546.0 million, representing 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $325.2 million as of December 31, 2014.
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.8 billion representing approximately 4.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of June 30, 2015, as compared to December 31, 2014 when we had a total exposure of $1.7 billion representing approximately 5.6% of the total investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio as of June 30, 2015 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios as of June 30, 2015, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
The table below also excludes the impact of foreign exchange rate risk on our investment portfolio. Our investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities approximately equally. See "Foreign Currency Exchange Rate Risk" for further details. We consider the investment portfolio VaR estimated results excluding foreign exchange rate risk to be the more relevant and appropriate metric to consider when assessing the actual risk of the investment portfolio.

The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,134.9)	$(285.6)	$(1,081.6)	$(79.3)	$1,084.6
(I) Fixed Income Portfolio	(1,129.9)	—	(1,041.0)	(74.6)	1,057.2
(a) Cash & Short Term Investments	(14.7)	—	(9.8)	(0.4)	5.4
(b) Total Government Related	(486.1)	—	(302.4)	(9.1)	431.7
(c) Total Corporate Credit	(364.7)	—	(403.3)	(40.7)	374.9
(d) Total Structured Credit	(264.4)	—	(325.5)	(24.4)	267.8
(II) Non-Fixed Income Portfolio	—	(285.6)	—	—	352.7
(e) Equity Portfolio	—	(113.8)	—	—	186.9
(f) Alternative Portfolio	—	(91.0)	—	—	141.6
(g) Private Investments	—	(80.8)	—	—	61.5
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR as of June 30, 2015 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

Life Funds Withheld Assets
The table below shows the Life Funds Withheld Assets by credit rating in percentage terms as of June 30, 2015:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	11.4%
AA	31.3%
A	31.0%
BBB	25.1%
BB or Below	1.2%
Total	100.0%
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

As of June 30, 2015, the average credit quality of the Life Funds Withheld Assets was "A+".
As of June 30, 2015, the top 5 corporate sector exposures listed below represented 43.8% of the Life Funds Withheld Assets.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$722.7	14.5%
Utilities	614.6	12.3%
Consumer, non-Cyclical	374.0	7.5%
Communications	237.2	4.8%
Industrial	235.2	4.7%
Total	$2,183.7	43.8%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

ITEM 4.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that our disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On May 1, 2015, the Company completed the Catlin Acquisition described in Item 1, Note 3(a), "Acquisition and Disposals - Catlin Acquisition" to the Unaudited Consolidated Financial Statements included herein. Catlin's assets constituted approximately 26.7% of the Company's consolidated assets as of June 30, 2015 and revenue constituted approximately 26.4% of the Company's revenues for the three month period ended June 30, 2015. At this time, we are in the process of evaluating internal control over financial reporting for the Catlin businesses acquired, and accordingly, in reliance upon SEC interpretive guidance related to recent acquisitions, we did not consider the Catlin businesses when we evaluated our internal control over financial reporting for purposes of our evaluation of disclosure controls and procedures.
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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material developments to such proceedings during the three months ended June 30, 2015.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment as of June 30, 2015, no such disclosures are considered necessary.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended June 30, 2015 of its ordinary shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1, 2015 to April 30, 2015	—	$—	—	$267.6	million
May 1, 2015 to May 31, 2015	1,255,312	$37.35	1,255,312	$220.7	million
June 1, 2015 to June 30, 2015	1,672,261	$37.74	1,672,261	$157.6	million
Total	2,927,573	$37.57	2,927,573	$157.6	million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees.

(2)
For information regarding our share buyback activity see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Key Focuses of Management - Capital Management - Buybacks of Ordinary Shares," included herein.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

10.1*	Letter of Assignment, dated May 27, 2015, between XL Group plc, XL Services (Bermuda) Ltd and Stephen Catlin.

10.2*
Second Amendment, dated May 1, 2015, to the Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.3*
Second Amendment, dated May 1, 2015, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.4	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 20, 2015.

10.5*	Amendment, dated August 7, 2015, to the Letter of Assignment, dated May 27, 2015, between XL Group plc, XL Services (Bermuda) Ltd and Stephen Catlin.

12*	Statements regarding computation of ratios

23.1	Consent of PricewaterhouseCoopers Ltd., dated June 26, 2015, incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K (No. 1-10804) filed on June 26, 2015.

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2015
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	August 10, 2015
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc