Form 10-Q
period 2015-09-30
XL GROUP PLC
filed 2015-11-05
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
As of November 2, 2015, there were 297,759,367 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	September 30, 2015	December 31, 2014
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $32,207,019; 2014, $27,728,771)	$33,276,322	$29,359,034
Equity securities, at fair value (cost: 2015, $984,192; 2014, $763,833)	969,706	868,292
Short-term investments, at fair value (amortized cost: 2015, $545,979; 2014, $257,221)	546,020	256,727
Total investments available for sale	$34,792,048	$30,484,053
Fixed maturities, at fair value (amortized cost: 2015, $933,872; 2014, $1,180)	$914,337	$1,171
Short-term investments, at fair value (amortized cost: 2015, $70,883; 2014, nil)	70,886	—
Total investments trading	$985,223	$1,171
Investments in affiliates	1,592,841	1,637,620
Other investments	1,676,140	1,248,439
Total investments	$39,046,252	$33,371,283
Cash and cash equivalents	3,340,070	2,521,814
Restricted cash	147,810	—
Accrued investment income	311,679	315,964
Deferred acquisition costs and value of business acquired	1,036,260	354,533
Ceded unearned premiums	2,088,569	952,525
Premiums receivable	5,257,588	2,473,736
Reinsurance balances receivable	425,521	131,519
Unpaid losses and loss expenses recoverable	5,197,577	3,429,368
Receivable from investments sold	95,571	92,762
Goodwill and other intangible assets	2,213,688	447,952
Deferred tax asset	252,492	204,491
Other assets	1,003,446	750,872
Total assets	$60,416,523	$45,046,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$25,789,541	$19,353,243
Deposit liabilities	1,194,815	1,245,367
Future policy benefit reserves	4,323,748	4,707,199
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable: 2015, $3,886,297; 2014, $4,265,678)	930,834	1,155,016
Unearned premiums	7,840,331	3,973,132
Notes payable and debt	2,726,917	1,662,580
Reinsurance balances payable	2,295,890	493,230
Payable for investments purchased	154,342	42,291
Deferred tax liability	126,130	66,246
Other liabilities	1,133,467	912,749
Total liabilities	$46,516,015	$33,611,053
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2015, 299,317,344; 2014, 255,182,955)	$2,993	$2,552
Additional paid in capital	9,036,407	7,359,102
Accumulated other comprehensive income	955,082	1,484,458
Retained earnings	1,943,747	1,187,639
Shareholders’ equity attributable to XL Group plc	$11,938,229	$10,033,751
Non-controlling interest in equity of consolidated subsidiaries	1,962,279	1,402,015
Total shareholders’ equity	$13,900,508	$11,435,766
Total liabilities and shareholders’ equity	$60,416,523	$45,046,819
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Net premiums earned	$2,423,552	$1,473,412	$5,839,605	$4,458,845
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	178,560	169,956	512,994	616,753
Net investment income - Life Funds Withheld Assets	46,586	56,474	143,869	75,639
Total net investment income	$225,146	$226,430	$656,863	$692,392
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments trading securities ("Trading") - Life Funds Withheld Assets:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	42,513	10,957	78,630	139,373
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(42,013)	(752)	(69,048)	(27,390)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(701)	(392)	(830)	(2,097)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	53,780	2,022	174,555	2,646
OTTI on investments - Life Funds Withheld Assets	(2,023)	(7,494)	(10,110)	(16,265)
Net unrealized gains (losses) on investments Trading - Life Funds Withheld Assets	(149)	—	(18,932)	—
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments Trading - Life Funds Withheld Assets	$51,407	$4,341	$154,265	$96,267
Net realized and unrealized gains (losses) on derivative instruments	(7,903)	5,131	57,127	18,540
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(126,140)	(201,264)	(116,333)	(218,810)
Income (loss) from investment fund affiliates	(3,715)	24,500	62,991	75,486
Fee income and other	7,355	10,782	23,095	31,942
Total revenues	$2,569,702	$1,543,332	$6,677,613	$5,154,662
Expenses:
Net losses and loss expenses incurred	$1,464,285	$859,588	$3,385,307	$2,518,973
Claims and policy benefits	22,579	20,101	64,047	218,987
Acquisition costs	409,173	182,882	904,486	566,915
Operating expenses	570,142	341,255	1,403,152	984,708
Foreign exchange (gains) losses	11,661	(23,348)	49,425	8,234
Loss on sale of life reinsurance subsidiary	—	—	—	666,423
Interest expense	51,929	42,851	153,034	99,877
Total expenses	$2,529,769	$1,423,329	$5,959,451	$5,064,117
Income (loss) before income tax and income (loss) from operating affiliates	$39,933	$120,003	$718,162	$90,545
Income (loss) from operating affiliates	8,196	20,021	40,326	94,044
Gain on sale of operating affiliate	—	—	340,407	—
Provision (benefit) for income tax	(37,042)	30,057	20,135	58,724
Net income (loss)	$85,171	$109,967	$1,078,760	$125,865
Non-controlling interests	57,889	37,583	100,158	77,024
Net income (loss) attributable to ordinary shareholders	$27,282	$72,384	$978,602	$48,841
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	301,867	264,353	282,506	270,494
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	306,954	269,140	287,473	274,912
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.09	$0.27	$3.46	$0.18
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.09	$0.27	$3.40	$0.18
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Net income (loss) attributable to ordinary shareholders	$27,282	$72,384	$978,602	$48,841
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(97,658)	(130,135)	(356,248)	371,945
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	—	—	424,861
Change in adjustments related to future policy benefit reserves, net of tax	40,681	51,286	127,365	(423,179)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(33,569)	93,921	(317,500)	106,218
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(10,394)	15,172	24,293	29,145
Change in OTTI losses recognized in other comprehensive income, net of tax	2,137	5,963	13,570	10,895
Change in underfunded pension liability, net of tax	93	418	(261)	379
Change in value of cash flow hedge	12	83	119	303
Foreign currency translation adjustments, net of tax	(22,394)	(11,813)	(20,714)	(25,295)
Comprehensive income (loss)	$(93,810)	$97,279	$449,226	$544,113
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2015	2014
Ordinary Shares:
Balance - beginning of year	$2,552	$2,783
Issuance of ordinary shares	515	11
Buybacks of ordinary shares	(78)	(196)
Exercise of stock options	4	4
Balance - end of period	$2,993	$2,602
Additional Paid in Capital:
Balance - beginning of year	$7,359,102	$7,994,100
Issuance of ordinary shares	1,856,253	20
Buybacks of ordinary shares	(228,857)	(560,007)
Exercise of stock options	7,900	5,408
Share-based compensation	42,009	51,354
Balance - end of period	$9,036,407	$7,490,875
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$1,484,458	$736,657
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(356,248)	371,945
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	424,861
Change in adjustments related to future policy benefit reserves, net of tax	127,365	(423,179)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(317,500)	106,218
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	24,293	29,145
Change in OTTI losses recognized in other comprehensive income, net of tax	13,570	10,895
Change in underfunded pension liability, net of tax	(261)	379
Change in value of cash flow hedge	119	303
Foreign currency translation adjustments, net of tax	(20,714)	(25,295)
Balance - end of period	$955,082	$1,231,929
Retained Earnings (Deficit):
Balance - beginning of year	$1,187,639	$1,264,093
Net income (loss) attributable to ordinary shareholders	978,602	48,841
Dividends on ordinary shares	(151,997)	(130,714)
Buybacks of ordinary shares	(63,334)	(66,572)
Share-based compensation	(7,163)	—
Balance - end of period	$1,943,747	$1,115,648
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,402,015	$1,351,665
Non-controlling interests - contributions	10,292	24,839
Non-controlling interests - distributions	(17,519)	—
Non-controlling interests - acquired	562,285	—
Non-controlling interests	5,206	3,216
Balance - end of period	$1,962,279	$1,379,720
Total Shareholders’ Equity	$13,900,508	$11,220,774
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,078,760	$125,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(154,265)	(96,267)
Net realized and unrealized (gains) losses on derivative instruments	(57,127)	(18,540)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	116,333	218,810
Amortization of premiums (discounts) on fixed maturities	143,118	118,021
(Income) loss from investment and operating affiliates	(72,802)	(107,659)
Loss on sale of life reinsurance subsidiary	—	666,423
Gain on sale of ARX Holding Corp.	(340,407)	—
Share-based compensation	57,695	65,304
Depreciation	50,662	43,511
Accretion of deposit liabilities	32,098	3,136
Changes in:
Unpaid losses and loss expenses	16,169	(128,919)
Future policy benefit reserves	(208,286)	(172,234)
Funds withheld on life retrocession arrangements, net	(213,749)	2,968
Unearned premiums	225,785	524,393
Premiums receivable	(334,537)	(262,435)
Unpaid losses and loss expenses recoverable	(346,847)	(230,870)
Ceded unearned premiums	(16,172)	(251,985)
Reinsurance balances receivable	(918)	(49,462)
Deferred acquisition costs and value of business acquired	(40,087)	243,391
Reinsurance balances payable	389,494	264,994
Deferred tax asset - net	(38,619)	(42,142)
Derivatives	163,663	(6,262)
Other assets	(30,670)	(44,467)
Other liabilities	39,841	(154,501)
Other	50,368	16,952
Total adjustments	$(569,260)	$602,160
Net cash provided by (used in) operating activities	$509,500	$728,025
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$10,568,708	$4,048,233
Proceeds from redemption of fixed maturities and short-term investments	2,787,870	2,681,001
Proceeds from sale of equity securities	443,941	370,189
Purchases of fixed maturities and short-term investments	(12,720,937)	(5,616,992)
Purchases of equity securities	(436,622)	(326,319)
Proceeds from sale of affiliates	163,830	231,902
Purchases of affiliates	(94,745)	(293,974)
Purchase of Catlin Group Limited, net of cash acquired	(1,020,015)	—
Proceeds from sale of life reinsurance subsidiary	—	570,000
Proceeds from sale of ARX Holding Corp.	560,552	—
Change in restricted cash	(147,810)	—
Other, net	(138,168)	(158,250)
Net cash provided by (used in) investing activities	$(33,396)	$1,505,790
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$7,904	$5,411
Buybacks of ordinary shares	(292,269)	(626,774)
Dividends paid on ordinary shares	(149,030)	(129,490)
Distributions to non-controlling interests	(80,641)	(41,463)
Contributions from non-controlling interests	10,292	24,839
Proceeds from the issuance of debt	980,600	—
Repayment of debt	—	(600,000)
Deposit liabilities	(79,944)	(266,542)
Net cash provided by (used in) financing activities	$396,912	$(1,634,019)
Effects of exchange rate changes on foreign currency cash	(54,760)	(46,894)
Increase (decrease) in cash and cash equivalents	$818,256	$552,902
Cash and cash equivalents - beginning of period	2,521,814	1,800,832
Cash and cash equivalents - end of period	$3,340,070	$2,353,734
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the "Company" include XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries. On May 1, 2015, the Company completed its acquisition of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. See Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," for additional information with respect to the acquisition of Catlin.
These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
2. Significant Accounting Policies
(a) Restricted Cash
Restricted cash represents cash and cash equivalents that the Company is a) holding for the benefit of a third party and is legally or contractually restricted as to withdrawal or usage for general corporate purposes; and b) not replaceable by another type of asset other than cash or cash equivalents, under the terms of the Company's contractual arrangements with such third parties. Restricted cash includes cash and cash equivalents held pursuant to the terms of the Company's contractual obligations of the transaction described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary."
(b) Reinsurance
During the three months ended September 30, 2014, the Company recorded $20.0 million, net of tax, to premiums earned and associated tax accruals related to reinstatement premiums due under assumed reinsurance contracts arising from unpaid losses and loss expenses reported in a prior period. We evaluated the quantitative and qualitative aspects of this correction and concluded that the impact of recognizing it was not material to the consolidated financial statements, nor is it material to previously issued consolidated financial statements in prior periods.
(c) Recent Accounting Pronouncements
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued an accounting standards update concerning the presentation of deferred debt issuance costs in an entity's balance sheet. Under this new guidance, which is part of the FASB's initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements, debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, the guidance also requires that the amortization of such costs be reported as interest expense. The guidance is effective for public business entities for annual periods beginning after December 15, 2015, and interim and annual periods thereafter, with early adoption permitted for financial statements that have not been previously issued. This guidance will not have a material impact on the Company's financial condition, results of operations or cash flows.
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
In September 2015, the FASB issued an accounting standards update concerning the accounting for measurement period adjustments following the completion of a business combination. The measurement period ends as soon as the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable; however, it shall not exceed one year from the acquisition date. Currently under GAAP, during the measurement period the acquirer shall recognize such adjustments to the provisional amounts as if the accounting for the business combination had been completed at the acquisition date, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments are determined. The acquirer shall revise comparative information for prior periods presented in financial statements as needed as a result of the change to the provisional amounts calculated. Under the new guidance,

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

although such adjustments shall still be calculated as if the accounting had been completed at the business combination date, the acquirer should recognize in its current-period earnings the cumulative effect of changes in depreciation, amortization, or other income effects, by line item, related to the periods subsequent to the acquisition date as a result of the adjustments. In addition, entities must present separately on the face of the income statement, or alternatively in the notes to the financial statements, the portion of such current period adjustments that would have been recorded in previous reporting periods, if the adjustments had been recognized at the acquisition date. The guidance is effective for provisional adjustments made by public business entities in annual periods beginning after December 15, 2015 - irrespective of the date of the business combination to which they relate - including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not yet been made available for issuance. To the extent that the Company were to make material measurement period adjustments to provisional amounts recognized as part of the Catlin Acquisition, this could have a material impact on the Company's results of operations during the period in which such adjustments were made. The guidance is not expected to have a material impact on the Company's financial condition or cash flows.
3. Acquisitions and Disposals
(a)    Allied Acquisition
On August 11, 2015, the Company announced that X.L. America, Inc., an indirect, wholly-owned subsidiary of XL-Ireland ("XLA") had entered into a definitive agreement to acquire Allied International Holdings, Inc. and its subsidiaries ("Allied"). Allied, through its subsidiaries, provides property and casualty insurance coverage for the amusement and entertainment industry in the United States. The transaction is expected to close no later than the first quarter of 2016, and is subject to receipt of regulatory approvals and satisfaction of customary closing conditions.
(b)     New Energy Risk
On July 24, 2015, the Company purchased, at arm's length, an additional 63.63% interest in New Energy Risk Inc. ("New Energy"), a provider of insurance risk management solutions within the alternative energy sector. A substantial portion of the additional shares were purchased directly from the family trusts of a Company employee who is responsible for managing the business generated by New Energy. Prior to the additional purchase, the Company held a 31.16% ownership interest in New Energy, which was accounted for as an equity method investment. The subsequent purchase raised the Company's ownership stake to 94.79%, which is deemed a controlling financial interest, and hence, the Company now consolidates New Energy. Subsequent to the additional purchase, the family trusts of the employee contributed their remaining 5.21% ownership interest in New Energy to XL Innovate Fund, LP ("XL Innovate Fund"), the entity that holds the Company's New Energy shares, in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund. See Note 11, "Related Party Transactions" for further details of these transactions.
The Company paid approximately $8.8 million to acquire the additional interest in New Energy, and realized a gain of approximately $2.5 million, included within income from operating affiliates, in order to the reflect the appropriate fair value adjustment to its existing investment previously accounted for under the equity method. The assets and liabilities of New Energy are now reflected in the consolidated financial statements of the Company based on their fair value as of the acquisition date, while Goodwill of approximately $13.4 million was recorded in conjunction with the transaction. See Note 8, "Goodwill and Other Intangible Assets" for a further discussion of the goodwill recorded in conjunction with the acquisition.
(c)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), the Company completed its acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin as contemplated by the Implementation Agreement, dated January 9, 2015 (the "Implementation Agreement"), by and among XL-Ireland, Green Holdings Limited, a wholly-owned subsidiary of the Company ("Green Holdings"), and Catlin.
Pursuant to the terms of the Implementation Agreement, the Catlin Acquisition was implemented by way of a scheme of arrangement (the "Scheme") under Section 99 of the Companies Act 1981 of Bermuda, as amended (the "Companies Act"), and sanctioned by the Supreme Court of Bermuda (the "Court"). Immediately after such Court action, Catlin was merged with and into Green Holdings under Section 104H of the Companies Act, with Green Holdings as the surviving company, pursuant to the terms of that certain Merger Agreement, dated January 9, 2015 (the "Merger Agreement"), among XL-Ireland, Green Holdings and Catlin.
Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

0.130 of an XL-Ireland ordinary share, par value $0.01 per share ("XL Shares"), subject to the mix and match facility set forth in the Implementation Agreement. The newly-issued XL Shares are listed on the New York Stock Exchange. The XL Shares issued in connection with the Catlin Acquisition were issued in reliance upon the exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act"), provided by Section 3(a)(10) of the Securities Act.
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
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $778.0 million which is primarily attributable to the synergies and economies of scale expected to result upon integration of Catlin into the Company's operations, including further diversification in geographic mix and product offerings and an increase in distribution strength. The Company has not completed the assignment of goodwill to reporting units for the reporting period ended September 30, 2015. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes. The Company also recognized indefinite lived intangible assets of $673.0 million and other intangible assets of $315.0 million, which will be amortized over their estimated useful lives. See Note 8, "Goodwill and Other Intangible Assets," for further information.

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
____________
(1)    Includes Restricted Cash
An explanation of the significant adjustments to the components of fair value are as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force as of the Acquisition Date expire. The Company has included $140.4 million and $323.7 million, respectively, in acquisition expenses related to the amortization of the value of business acquired during the three and nine months ended September 30, 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Intangible assets - Establish the estimated fair value of intangible assets related to Catlin. See Note 8, "Goodwill and Other Intangible Assets," for further information.

•	Other assets - Establish the estimated fair value of Catlin's internally developed software.

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

•
Non-controlling interest - The fair value was determined based on the last trade price of preferred shares issued by Catlin Insurance Company Limited ("Catlin-Bermuda"). See Note 9, "Share Capital," for further information.

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
As a result of the Catlin Acquisition, the Company's expected full year effective tax rate has been determined using a single rate approach taking into account the full year expected results, including the post-acquisition results of the acquired businesses.
In order to align all U.S. regulated entities under XLA, XLA purchased 100% of the stock of Catlin Inc. from Catlin North America Holdings, Ltd, a U.K. holding company, on September 28, 2015. The transaction resulted in a release of the $47.5 million valuation allowance previously held against the Catlin Inc. deferred tax asset. The Company incorporated $17.8 million of the associated tax benefit in its determination of the expected full year effective tax rate, with the remaining $29.7 million tax benefit reported as a discrete item in the period.
Transaction-related Costs
The Company incurred certain acquisition and financing costs associated with the Catlin Acquisition. The Company has recorded $63.0 million of these costs for the nine months ended September 30, 2015, of which $48.5 million has been included in Operating Expense and $14.5 million has been included in Interest Expense.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other
Costs incurred in 2015	$27,778	$16,363	$6,689	$32,215
2015 payments	14,078	7,343	6,689	23,723
Liabilities at September 30, 2015	$13,700	$9,020	$—	$8,492
Financial Results
The following table summarizes the financial results of the acquired legal entity Catlin subsidiaries since the Acquisition Date that have been included within the Company's consolidated statements of income and comprehensive income as required by ASC 805-10-50-2(h) based on legal entity reporting. These results are not used as a part of management analysis of the financial results and performance of the Company's business. These results are adjusted, where possible, for transaction and integration related costs. These results involve a significant amount of estimates and are not indicative of future results of the acquired Catlin subsidiaries, which will be further impacted by potential changes in targeted business mix, investment management strategies, and synergies recognized from changes in the combined entity's operating structure, as well as the impact of changes in other business and capital management strategies.
Since the Acquisition Date, a growing number of underlying policies have been underwritten onto different legal entities, staffing has been allocated to new divisions and activities, and reinsurance has been purchased to cover combined risks, only some of which would have been reflected in the underlying legacy Catlin infrastructure, systems and general ledgers of the acquired Catlin subsidiaries. In future quarters, the summary results of such subsidiaries will be increasingly impractical to produce and even less indicative of the results of the acquired Catlin operations given the significant estimates involved and the nature and pace of our integration activities which are intended to promote the operation of the consolidated group as a whole as quickly as possible.

(U.S. dollars in thousands)	May 1, 2015 to September 30, 2015
Total revenues - see comments above	$1,770,886
Net income (loss) - see comments above	$65,796
Supplemental Pro Forma Information
The results of the acquired Catlin operations have been included in the Company's unaudited consolidated financial statements from the Acquisition Date to September 30, 2015. The following table presents unaudited pro forma consolidated information for the nine months ended September 30, 2015 and 2014 and assumes the Catlin Acquisition occurred on January 1, 2014. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2014, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed above, and the corresponding income tax effects. Non-recurring transaction related costs noted above have been included in the unaudited pro forma results for the nine months ended September 30, 2014.

	Unaudited Pro Forma
	Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014
Total revenues	$7,997,602	$8,391,849
Net income attributable to ordinary shareholders	986,918	226,983
Earnings (loss) per ordinary share and ordinary share equivalent – basic	3.24	0.71
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	3.19	0.70

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d)    Sale of Strategic Operating Affiliate
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
XL Re received $560.6 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. Thus, the Company recorded a gain of $340.4 million as a result of this transaction that is reflected in the unaudited consolidated statement of income for the nine months ended September 30, 2015.
(e)    Sale of Life Reinsurance Subsidiary
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
As of May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of the GreyCastle transaction, the Company retained approximately $0.4 billion of these reserves, and recorded a reinsurance recoverable from GCLR of $4.8 billion. Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within "Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable)" on the consolidated balance sheets. The transaction resulted in an overall after-tax GAAP net loss of $621.3 million that is reflected in the unaudited consolidated statements of income for the nine months ended September 30, 2014.
As of September 30, 2015, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.3 billion, of which the Company retained approximately $0.4 billion, after consideration of its future policy benefit reserves recoverable from GCLR of approximately $3.9 billion. The net funds withheld liability included within "Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable," was $0.9 billion. The Company continued to own $4.8 billion of assets supporting the Life Retro Arrangements.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the Life Retro Arrangements on the Company's results was as follows:

Impact of Life Retro Arrangements	Three months ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Underwriting profit (loss) (1)	$—	$3,711	$603	$3,711
Net investment income - Life Funds Withheld Assets	46,586	56,474	143,869	75,639
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	53,780	2,022	174,555	2,646
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(149)	—	(18,932)	—
OTTI on investments - Life Funds Withheld Assets	(2,023)	(7,494)	(10,110)	(16,265)
Exchange gains (losses)	8,754	2,062	(5,932)	2,062
Other income and expenses	(121)	124	2,354	105
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(126,140)	(201,264)	(116,333)	(218,810)
Net income (loss)	$(19,313)	$(144,365)	$170,074	$(150,912)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(33,569)	93,921	(317,500)	106,218
Change in adjustments related to future policy benefit reserves, net of tax	40,681	51,286	127,365	51,286
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	12,201	2,869	20,664	(2,881)
Total changes to other comprehensive income as a result of Life Retro Arrangements	$19,313	$148,076	$(169,471)	$154,623
Comprehensive income (loss)	$—	$3,711	$603	$3,711
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the nine months ended September 30, 2015 relating to the Life Retro Arrangements transaction. Excluding this transaction, the impact to comprehensive income relating to the Life Retro Arrangements was nil for the nine months ended September 30, 2015.

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
As discussed in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," under the Life Retro Arrangements, all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, the financial statements and accompanying notes included herein separately report the Life Funds Withheld Assets from the rest of the Company's investments.
For further information about the Company's fair value measurements, see Item 8, Note 2(b), "Significant Accounting Policies - Fair Value Measurements," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy:

September 30, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at September 30, 2015
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$4,298,723	$—	$—	$4,298,723
Corporate - Financials	—	3,062,530	10,000	—	3,072,530
Corporate - Non Financials (1)	—	6,850,318	5,272	—	6,855,590

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Residential mortgage-backed securities – Agency ("RMBS - Agency")	—	3,920,607	2,882	—	3,923,489
Residential mortgage-backed securities – Non-Agency ("RMBS - Non-Agency")	—	362,965	—	—	362,965
Commercial mortgage-backed securities ("CMBS")	—	850,084	—	—	850,084
Collateralized debt obligations ("CDOs")	—	2,500	407,663	—	410,163
Other asset-backed securities (1)	—	2,059,478	36,120	—	2,095,598
U.S. States and political subdivisions of the States	—	2,648,670	—	—	2,648,670
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	5,120,149	—	—	5,120,149
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$29,176,024	$461,937	$—	$29,637,961
Equity securities, at fair value	478,815	490,891	—	—	969,706
Short-term investments, at fair value (1)(2)	—	546,020	—	—	546,020
Total investments AFS - Excluding Funds Withheld Assets	$478,815	$30,212,935	$461,937	$—	$31,153,687
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$13,412	$—	$—	$13,412
Corporate - Financials	—	669,788	—	—	669,788
Corporate - Non Financials	—	1,480,112	—	—	1,480,112
RMBS – Agency	—	814	—	—	814
RMBS – Non-Agency	—	28,833	—	—	28,833
CMBS	—	141,166	—	—	141,166
Other asset-backed securities	—	162,871	—	—	162,871
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,141,365	—	—	1,141,365
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$3,638,361	$—	$—	$3,638,361
Total investments - AFS, at fair value	$478,815	$33,851,296	$461,937	$—	$34,792,048
Fixed maturities - trading securities ("Trading")
U.S. Government and Government-Related/Supported	$—	$4,610	$—	$—	$4,610
Corporate - Financials	—	219,767	—	—	219,767
Corporate - Non Financials	—	393,246	—	—	393,246
CMBS	—	4,982	—	—	4,982
Other asset-backed securities	—	19,872	—	—	19,872
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	342,746	—	—	342,746
Total fixed maturities - Trading, at fair value	$—	$985,223	$—	$—	$985,223
Cash equivalents (3)	940,303	455,699	—	—	1,396,002
Cash equivalents - Life Funds Withheld Assets (3)	1,440	86,840	—	—	88,280
Other investments (4)	—	1,051,558	278,222	—	1,329,780
Other assets (5)	—	59,231	14,884	(3,900)	70,215
Total assets accounted for at fair value	$1,420,558	$36,489,847	$755,043	$(3,900)	$38,661,548
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$468,187	$—	$—	$468,187
Financial instruments sold, but not yet purchased (7)	1,588	693	—	—	2,281
Other liabilities (5)	—	25,142	24,568	(3,900)	45,810
Total liabilities accounted for at fair value	$1,588	$494,022	$24,568	$(3,900)	$516,278

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2014
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$2,171,953	$—	$—	$2,171,953
Corporate - Financials	—	2,761,916	—	—	$2,761,916
Corporate - Non Financials (1)	—	6,010,563	5,894	—	$6,016,457
Residential mortgage-backed securities – RMBS - Agency	—	3,726,666	1,910	—	$3,728,576
Residential mortgage-backed securities – RMBS - Non-Agency	—	427,351	—	—	$427,351
CMBS	—	1,052,544	—	—	$1,052,544
CDOs	—	4,076	687,958	—	$692,034
Other asset-backed securities (1)	—	1,060,005	5,288	—	$1,065,293
U.S. States and political subdivisions of the States	—	2,021,272	—	—	$2,021,272
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,240,073	—	—	$4,240,073
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$23,476,419	$701,050	$—	$24,177,469
Equity securities, at fair value	502,284	366,008	—	—	868,292
Short-term investments, at fair value (1)(2)	—	256,727	—	—	256,727
Total investments AFS - Excluding Funds Withheld Assets	$502,284	$24,099,154	$701,050	$—	$25,302,488
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$18,724	$—	$—	$18,724
Corporate - Financials	—	801,019	—	—	$801,019
Corporate - Non Financials	—	2,016,961	—	—	$2,016,961
RMBS – Agency	—	3,782	—	—	$3,782
RMBS – Non-Agency	—	85,335	—	—	$85,335
CMBS	—	193,167	—	—	$193,167
Other asset-backed securities	—	273,541	—	—	$273,541
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,789,036	—	—	$1,789,036
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$5,181,565	$—	$—	$5,181,565
Total investments - AFS, at fair value	$502,284	$29,280,719	$701,050	$—	$30,484,053
Fixed maturities - Trading
Corporate - Non Financials	—	1,171	—	—	$1,171
Total fixed maturities - Trading, at fair value	$—	$1,171	$—	$—	$1,171
Cash equivalents (3)	1,103,877	397,955	—	—	$1,501,832
Cash equivalents - Life Funds Withheld Assets (3)	460	132,738	—	—	$133,198
Other investments (4)	—	708,974	185,083	—	$894,057
Other assets (5)	—	122,996	13,663	(696)	$135,963
Total assets accounted for at fair value	$1,606,621	$30,644,553	$899,796	$(696)	$33,150,274
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (6)	$—	$450,831	$—	$—	$450,831
Financial instruments sold, but not yet purchased (7)	4,737	25,669	—	—	$30,406
Other liabilities (5)	—	7,757	23,427	(696)	$30,488
Total liabilities accounted for at fair value	$4,737	$484,257	$23,427	$(696)	$511,725
____________

(1)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $74.3 million and $79.9 million and an amortized cost of $64.6 million and $68.4 million as of September 30, 2015 and December 31, 2014, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

(4)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, and a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $346.4 million as of September 30, 2015 and $354.4 million as of December 31, 2014, are carried at amortized cost. For further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(5)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid, see Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements.

(6)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the Life Retro Arrangements described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," accrue to the benefit of GCLR.

(7)	Financial instruments sold, but not yet purchased, represent "short sales" and are included within "Payable for investments purchased" on the balance sheets.
(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2015 and 2014 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at September 30, 2015 and 2014, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2015 and 2014, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during each of the three and nine months ended September 30, 2015 and 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2015
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$10,000	$5,554	$3,038	$—
Realized gains (losses)	—	(45)	—	—
Movement in unrealized gains (losses)	—	(1)	(2)	—
Purchases and issuances (1)	—	—	—	—
Sales	—	—	—	—
Settlements	—	(236)	(154)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$10,000	$5,272	$2,882	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(1)	$(2)	$—

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2015
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$—	$484,171	$42,745	$—
Realized gains (losses)	—	(8,469)	553	—
Movement in unrealized gains (losses)	—	8,994	(976)	—
Purchases and issuances (1)	—	2,101	3,334	—
Sales	—	(56,576)	—	—
Settlements	—	(22,558)	(3,087)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(6,449)	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$407,663	$36,120	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$164	$(5)	$—

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2015
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$—	$255,672	$(9,753)
Realized gains (losses)		—	9,185	—
Movement in unrealized gains (losses)		—	(5,567)	69
Purchases and issuances (1)		—	30,519	—
Sales		—	(1,417)
Settlements		—	(10,170)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$278,222	$(9,684)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$3,618	$69
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition."

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2014
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$—	$3,933	$6,896	$11
Realized gains (losses)	—	3	(1)	—
Movement in unrealized gains (losses)	—	24	(7)	(1)
Purchases and issuances (1)	—	2,316	120	—
Sales	—	—	—	—
Settlements	—	—	(526)	—
Transfers into Level 3	—	766	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$7,042	$6,482	$10
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$27	$(8)	$—

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2014
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$1,945	$732,824	$11,704	$—
Realized gains (losses)	—	707	3	—
Movement in unrealized gains (losses)	—	1,591	(113)	—
Purchases and issuances (1)	—	82,695	2,182	—
Sales	—	(7,489)	—	—
Settlements	(569)	(67,845)	(1,726)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(1,376)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$742,483	$12,050	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$2,297	$(110)	$—

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2014
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$—	$124,475	$(18,910)
Realized gains (losses)		—	1,850	—
Movement in unrealized gains (losses)		—	2,790	710
Purchases and issuances (1)		—	22,308	—
Sales		—	—	—
Settlements		—	(4,888)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$146,535	$(18,200)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$4,639	$710
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition."

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2015
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$—	$5,894	$1,910	$—
Realized gains (losses)	—	(186)	—	—
Movement in unrealized gains (losses)	—	3	(4)	—
Purchases and issuances (1)	10,000	(123)	1,297	—
Sales	—	—	—	—
Settlements	—	(316)	(321)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$10,000	$5,272	$2,882	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(137)	$(2)	$—

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2015
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$—	$687,958	$5,288	$—
Realized gains (losses)	—	(8,209)	644	—
Movement in unrealized gains (losses)	—	16,994	(966)	—
Purchases and issuances (1)	—	14,042	43,962	—
Sales	—	(211,661)	—	—
Settlements	—	(91,461)	(6,359)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(6,449)	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$407,663	$36,120	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$4,889	$95	$—

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2015
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$—	$185,083	$(9,764)
Realized gains (losses)		—	11,778	—
Movement in unrealized gains (losses)		—	(7,533)	80
Purchases and issuances (1)		—	103,822	—
Sales		—	(1,417)	—
Settlements		—	(13,511)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$278,222	$(9,684)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$4,246	$80
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition"

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2014
(U.S. dollars in thousands)	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency	RMBS - Non Agency
Balance, beginning of period	$—	$31,573	$10,473	$9
Realized gains (losses)	—	158	5	—
Movement in unrealized gains (losses)	—	(72)	(20)	1
Purchases and issuances (1)	—	3,759	120	—
Sales	—	—	—	—
Settlements	—	(5,513)	(3,124)	—
Transfers into Level 3	—	766	—	—
Transfers out of Level 3	—	(23,629)	(972)	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$7,042	$6,482	$10
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$117	$(14)	$2

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2014
(U.S. dollars in thousands)	CMBS	CDO	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported
Balance, beginning of period	$12,533	$710,253	$11,877	$—
Realized gains (losses)	3	3,163	(17)	—
Movement in unrealized gains (losses)	(3)	13,604	93	—
Purchases and issuances (1)	1,376	185,710	5,182	—
Sales	—	(48,313)	—	—
Settlements	(12,533)	(121,934)	(5,085)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(1,376)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$742,483	$12,050	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$15,513	$76	$—

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2014
(U.S. dollars in thousands)		Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period		$2,015	$113,472	$(29,110)
Realized gains (losses)		—	10,541	—
Movement in unrealized gains (losses)		(15)	2,508	10,910
Purchases and issuances (1)		—	43,394	—
Sales		—	—	—
Settlements		(2,000)	(23,380)	—
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period		$—	$146,535	$(18,200)
Movement in total gains (losses) above relating to instruments still held at the reporting date		$—	$13,048	$10,910
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition".

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
(d) Other investments
Included within the Other investments component of the Company’s Level 3 valuations are private investments and certain hedge fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. For further details regarding the nature of Other investments and related features see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The calculation of the change in fair value of the embedded derivative associated with the Life Retro Arrangements includes interest income and realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in "Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable," on the consolidated balance sheets. The fair value of the embedded derivative is considered a Level 2 valuation.
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values as of September 30, 2015 and December 31, 2014. All of these fair value estimates are considered Level 2 fair value measurements.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015		December 31, 2014
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments, structured transactions	$346,359	$363,251	$354,382	$371,625
Deposit liabilities	$1,194,815	$1,471,562	$1,245,367	$1,543,761
Notes payable and debt	2,726,917	2,919,907	1,662,580	1,897,854
Financial Liabilities	$3,921,732	$4,391,469	$2,907,947	$3,441,615
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 50.5 basis points and 29.5 basis points as of September 30, 2015 and December 31, 2014, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the underwriting results of the acquired businesses from the Acquisition Date through September 30, 2015 are included in the Company's Insurance or Reinsurance segment, as appropriate.
The Company’s general investment and financing operations are reflected in "Corporate and Other." Subsequent to the transaction described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," GCLR reinsures the majority of the Company's life reinsurance business through the Life Retro Arrangements. The results of the Run-Off Life Operations not subject to the Life Retro Arrangements are also reported within Corporate and Other.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments, except as noted below. Investment assets related to the Company’s Run-Off Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or in Corporate and Other. The following tables summarize the segment results for the three and nine months ended September 30, 2015 and 2014:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,200,196	$458,946	$2,659,142	$80,208	$2,739,350
Net premiums written	1,664,562	408,654	2,073,216	17,812	2,091,028
Net premiums earned	1,632,988	772,752	2,405,740	17,812	2,423,552
Net losses and loss expenses (2)	1,037,727	426,558	1,464,285	22,579	1,486,864
Acquisition costs (2)	214,773	189,671	404,444	4,729	409,173
Operating expenses (3)	334,211	88,682	422,893	(26)	422,867
Underwriting profit (loss)	$46,277	$67,841	$114,118	$(9,470)	$104,648
Net investment income - excluding Life Funds Withheld Assets (4)			152,738	10,254	162,992
Net investment income - Life Funds Withheld Assets				46,586	46,586
Net results from structured products (5)	3,328	1,109	4,437	—	4,437
Net fee income and other (6)	(5,207)	533	(4,674)	254	(4,420)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			(197)	(4)	(201)
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	51,608	51,608
Net realized and unrealized gains (losses) on derivative instruments			—	(7,903)	(7,903)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(126,140)	(126,140)
Net income (loss) from investment fund affiliates and operating affiliates (7)			—	4,481	4,481
Exchange (gains) losses			—	11,661	11,661
Corporate operating expenses			—	135,500	135,500
Contribution from P&C and Corporate and Other			266,422	(177,495)	88,927
Interest expense (8)				40,798	40,798
Non-controlling interests				57,889	57,889
Income tax expense				(37,042)	(37,042)
Net income (loss) attributable to ordinary shareholders					$27,282
Ratios – P&C operations: (9)
Loss and loss expense ratio	63.5%	55.2%	60.9%
Underwriting expense ratio	33.7%	36.0%	34.4%
Combined ratio	97.2%	91.2%	95.3%
____________

(1)	Corporate and Other includes other items of our revenues and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $15.6 million and $11.1 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	The Company generally records the income related to the hedge fund affiliates and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(8)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(9)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,324,418	$276,284	$1,600,702	$83,496	$1,684,198
Net premiums written	956,185	258,061	1,214,246	19,739	1,233,985
Net premiums earned	1,018,416	435,257	1,453,673	19,739	1,473,412
Net losses and loss expenses	650,256	209,332	859,588	20,101	879,689
Acquisition costs	95,992	84,800	180,792	2,090	182,882
Operating expenses (2)	218,281	50,637	268,918	2,785	271,703
Underwriting profit (loss)	$53,887	$90,488	$144,375	$(5,237)	$139,138
Net investment income - excluding Life Funds Withheld Assets (3)			141,575	11,552	153,127
Net investment income - Life Funds Withheld Assets				56,474	56,474
Net results from structured products (4)	3,571	1,720	5,291	—	5,291
Net fee income and other (5)	(3,826)	601	(3,225)	167	(3,058)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			9,418	395	9,813
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	(5,472)	(5,472)
Net realized and unrealized gains (losses) on derivative instruments			—	5,131	5,131
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(201,264)	(201,264)
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	44,521	44,521
Exchange (gains) losses			—	(23,348)	(23,348)
Corporate operating expenses			—	55,322	55,322
Contribution from P&C and Corporate and Other			297,434	(125,707)	171,727
Interest expense (7)				31,703	31,703
Non-controlling interests				37,583	37,583
Income tax expense				30,057	30,057
Net income (loss) attributable to ordinary shareholders					$72,384
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.8%	48.1%	59.1%
Underwriting expense ratio	30.9%	31.1%	31.0%
Combined ratio	94.7%	79.2%	90.1%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest credit of $16.8 million and $11.1 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the hedge fund affiliates and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$6,074,387	$2,066,856	$8,141,243	$234,602	$8,375,845
Net premiums written	4,155,442	1,854,590	6,010,032	50,576	6,060,608
Net premiums earned	4,008,200	1,780,829	5,789,029	50,576	5,839,605
Net losses and loss expenses (2)	2,551,044	834,263	3,385,307	64,047	3,449,354
Acquisition costs (2)	476,876	419,380	896,256	8,230	904,486
Operating expenses (3)	834,829	202,904	1,037,733	846	1,038,579
Underwriting profit (loss)	$145,451	$324,282	$469,733	$(22,547)	$447,186
Net investment income - excluding Life Funds Withheld Assets (4)			435,007	31,295	466,302
Net investment income - Life Funds Withheld Assets				143,869	143,869
Net results from structured products (5)	9,634	5,085	14,719	—	14,719
Net fee income and other (6)	(14,705)	1,981	(12,724)	432	(12,292)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			9,833	(1,081)	8,752
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	145,513	145,513
Net realized and unrealized gains (losses) on derivative instruments			—	57,127	57,127
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(116,333)	(116,333)
Net income (loss) from investment fund affiliates and operating affiliates (7)			—	103,317	103,317
Gain on sale of operating affiliate				340,407	340,407
Exchange (gains) losses			—	49,425	49,425
Corporate operating expenses			—	328,930	328,930
Contribution from P&C and Corporate and Other			916,568	303,644	1,220,212
Interest expense (8)				121,317	121,317
Non-controlling interests				100,158	100,158
Income tax expense				20,135	20,135
Net income (loss) attributable to ordinary shareholders					$978,602
Ratios – P&C operations: (9)
Loss and loss expense ratio	63.6%	46.8%	58.5%
Underwriting expense ratio	32.8%	35.0%	33.4%
Combined ratio	96.4%	81.8%	91.9%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $46.7 million and $31.7 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	The Company generally records the income related to the hedge fund affiliates and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(8)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(9)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$4,513,749	$1,627,121	$6,140,870	$254,503	$6,395,373
Net premiums written	3,080,432	1,486,680	4,567,112	154,568	4,721,680
Net premiums earned	3,014,846	1,289,431	4,304,277	154,568	4,458,845
Net losses and loss expenses	1,917,076	601,897	2,518,973	218,987	2,737,960
Acquisition costs	300,855	252,909	553,764	13,151	566,915
Operating expenses (2)	635,264	139,080	774,344	8,182	782,526
Underwriting profit (loss)	$161,651	$295,545	$457,196	$(85,752)	$371,444
Net investment income - excluding Life Funds Withheld Assets (3)			429,657	134,562	564,219
Net investment income - Life Funds Withheld Assets				75,639	75,639
Net results from structured products (4)	40,106	8,023	48,129	—	48,129
Net fee income and other (5)	(8,605)	1,938	(6,667)	257	(6,410)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			105,589	4,297	109,886
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	(13,619)	(13,619)
Net realized and unrealized gains (losses) on derivative instruments			—	18,540	18,540
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(218,810)	(218,810)
Net income (loss) from investment fund affiliates and operating affiliates (6)			—	169,530	169,530
Exchange (gains) losses			—	8,234	8,234
Corporate operating expenses			—	163,155	163,155
Contribution from P&C and Corporate and Other			1,033,904	(753,168)	280,736
Interest expense (7)				96,147	96,147
Non-controlling interests				77,024	77,024
Income tax expense				58,724	58,724
Net income (loss) attributable to ordinary shareholders					$48,841
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.6%	46.7%	58.5%
Underwriting expense ratio	31.0%	30.4%	30.9%
Combined ratio	94.6%	77.1%	89.4%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest credit of $52.5 million and $3.7 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	The Company generally records the income related to the hedge fund affiliates and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$299,639	$46,877	$—	$346,516
Casualty	473,777	141,135	—	614,912
Property catastrophe	—	205,337	—	205,337
Property	320,878	271,297	—	592,175
Marine, energy, aviation and satellite	—	36,345	—	36,345
Specialty	462,029	—	—	462,029
Other (1)	76,665	71,761	—	148,426
Total P&C Operations	$1,632,988	$772,752	$—	$2,405,740
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	17,812	17,812
Total Corporate and Other	$—	$—	$17,812	$17,812
Total	$1,632,988	$772,752	$17,812	$2,423,552

Three Months Ended September 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$269,275	$45,221	$—	$314,496
Casualty	358,505	66,638	—	425,143
Property catastrophe	—	103,813	—	103,813
Property	139,663	155,415	—	295,078
Marine, energy, aviation and satellite	—	30,511	—	30,511
Specialty	186,360	—	—	186,360
Other (1)	64,613	33,659	—	98,272
Total P&C Operations	$1,018,416	$435,257	$—	$1,453,673
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$2	$2
Run-off Life operations - Other Life	—	—	19,737	19,737
Total Corporate and Other	$—	$—	$19,739	$19,739
Total	$1,018,416	$435,257	$19,739	$1,473,412
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$852,398	$125,110	$—	$977,508
Casualty	1,203,584	325,130	—	1,528,714
Property catastrophe	—	462,862	—	462,862
Property	708,275	634,419	—	1,342,694
Marine, energy, aviation and satellite	—	86,969	—	86,969
Specialty	1,014,147	—	—	1,014,147
Other (1)	229,796	146,339	—	376,135
Total P&C Operations	$4,008,200	$1,780,829	$—	$5,789,029
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	50,576	50,576
Total Corporate and Other	$—	$—	$50,576	$50,576
Total	$4,008,200	$1,780,829	$50,576	$5,839,605

Nine Months Ended September 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$812,211	$139,564	$—	$951,775
Casualty	1,061,499	226,288	—	1,287,787
Property catastrophe	—	324,812	—	324,812
Property	422,270	432,991	—	855,261
Marine, energy, aviation and satellite	—	75,090	—	75,090
Specialty	543,217	—	—	543,217
Other (1)	175,649	90,686	—	266,335
Total P&C Operations	$3,014,846	$1,289,431	$—	$4,304,277
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$53,363	$53,363
Run-off Life operations - Other Life	—	—	101,205	101,205
Total Corporate and Other	$—	$—	$154,568	$154,568
Total	$3,014,846	$1,289,431	$154,568	$4,458,845
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Income Securities
During the second quarter of 2014, fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity ("HTM") to AFS in conjunction with the sale of XLLR, discussed in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." As a result, the Company no longer holds HTM securities. Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million, net of tax, as a reduction of comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 15, "Accumulated Other Comprehensive Income (Loss)," for further information.
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
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in accumulated other comprehensive income ("AOCI"), of the Company’s AFS investments as of September 30, 2015 and December 31, 2014, were as follows:

September 30, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$4,241,444	$72,193	$(14,914)	$4,298,723	$—
Corporate - Financials	3,029,683	60,655	(17,808)	3,072,530	—
Corporate - Non Financials (2)	6,735,784	191,026	(71,220)	6,855,590	(3,309)
RMBS – Agency	3,831,823	100,257	(8,591)	3,923,489	—
RMBS – Non-Agency	351,793	27,528	(16,356)	362,965	(55,474)
CMBS	837,416	17,642	(4,974)	850,084	(1,210)
CDOs	419,019	1,486	(10,342)	410,163	(1,460)
Other asset-backed securities (2)	2,072,017	34,317	(10,736)	2,095,598	(1,351)
U.S. States and political subdivisions of the States	2,536,974	118,345	(6,649)	2,648,670	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,088,447	113,073	(81,371)	5,120,149	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,144,400	$736,522	$(242,961)	$29,637,961	$(62,804)
Total short-term investments - Excluding Life Funds Withheld Assets	$545,979	$1,589	$(1,548)	$546,020	$—
Total equity securities - Excluding Life Funds Withheld Assets	$984,192	$66,786	$(81,272)	$969,706	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,674,571	$804,897	$(325,781)	$31,153,687	$(62,804)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$10,998	$2,414	$—	$13,412	$—
Corporate - Financials	596,259	73,529	—	669,788	—
Corporate - Non Financials	1,273,946	206,166	—	1,480,112	—
RMBS – Agency	652	162	—	814	—
RMBS – Non-Agency	25,341	3,492	—	28,833	—
CMBS	121,266	19,900	—	141,166	—
Other asset-backed securities	141,774	21,097	—	162,871	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	892,383	248,982	—	1,141,365	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$3,062,619	$575,742	$—	$3,638,361	$—
Total investments - AFS	$33,737,190	$1,380,639	$(325,781)	$34,792,048	$(62,804)

Fixed maturities - Trading - Life Funds Withheld Assets				Amortized Cost	Fair Value
U.S. Government and Government-Related/Supported				$4,614	$4,610
Corporate - Financials				228,026	219,767
Corporate - Non Financials				409,745	393,246
CMBS				5,002	4,982
Other asset-backed securities				20,119	19,872
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported				337,249	342,746
Total investments - Trading - Life Funds Withheld Assets				$1,004,755	$985,223
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

(2)
Included are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $74.3 million and an amortized cost of $64.6 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate value of these notes.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$2,100,851	$77,889	$(6,787)	$2,171,953	$—
Corporate - Financials	2,687,797	87,058	(12,939)	2,761,916	—
Corporate - Non Financials (2)	5,774,333	278,747	(36,623)	6,016,457	(3,309)
RMBS – Agency	3,625,171	114,188	(10,783)	3,728,576	—
RMBS – Non-Agency	404,398	41,108	(18,155)	427,351	(67,918)
CMBS	1,033,819	23,987	(5,262)	1,052,544	(2,033)
CDOs	717,544	1,659	(27,169)	692,034	(1,663)
Other asset-backed securities (2)	1,028,528	42,810	(6,045)	1,065,293	(1,797)
U.S. States and political subdivisions of the States	1,892,566	129,910	(1,204)	2,021,272	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,162,425	139,484	(61,836)	4,240,073	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,427,432	$936,840	$(186,803)	$24,177,469	$(76,720)
Total short-term investments - Excluding Life Funds Withheld Assets	$257,221	$49	$(543)	$256,727	$—
Total equity securities - Excluding Life Funds Withheld Assets	$763,833	$130,689	$(26,230)	$868,292	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$24,448,486	$1,067,578	$(213,576)	$25,302,488	$(76,720)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$14,866	$3,858	$—	$18,724	$—
Corporate - Financials	701,587	99,432	—	801,019	—
Corporate - Non Financials	1,706,262	310,699	—	2,016,961	—
RMBS – Agency	3,301	481	—	3,782	—
RMBS – Non-Agency	71,075	14,260	—	85,335	—
CMBS	168,886	24,281	—	193,167	—
Other asset-backed securities	238,168	35,373	—	273,541	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,397,194	391,842	—	1,789,036	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,301,339	$880,226	$—	$5,181,565	$—
Total investments - AFS	$28,749,825	$1,947,804	$(213,576)	$30,484,053	$(76,720)

Fixed maturities - Trading - Life Funds Withheld Assets				Amortized Cost	Fair Value
Corporate - Non Financials				$1,180	$1,171
Total investments - Trading - Life Funds Withheld Assets				$1,180	$1,171
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

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

As of September 30, 2015 and December 31, 2014, approximately 2.1% and 3.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 15.9% and 24.9% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, as of September 30, 2015 and December 31, 2014, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities Summary
The contractual maturities of AFS fixed income securities at September 30, 2015 and December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$2,235,684	$2,240,138	$1,972,224	$1,980,429
Due after 1 through 5 years	12,528,098	12,699,855	8,919,037	9,113,651
Due after 5 through 10 years	5,429,115	5,518,600	4,232,396	4,412,569
Due after 10 years	1,439,435	1,537,069	1,494,315	1,705,022
	$21,632,332	$21,995,662	$16,617,972	$17,211,671
RMBS – Agency	3,831,823	3,923,489	3,625,171	3,728,576
RMBS – Non-Agency	351,793	362,965	404,398	427,351
CMBS	837,416	850,084	1,033,819	1,052,544
CDOs	419,019	410,163	717,544	692,034
Other asset-backed securities	2,072,017	2,095,598	1,028,528	1,065,293
Total mortgage and asset-backed securities	$7,512,068	$7,642,299	$6,809,460	$6,965,798
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,144,400	$29,637,961	$23,427,432	$24,177,469
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$93,671	$104,481	$117,048	$125,326
Due after 1 through 5 years	441,114	472,560	638,526	685,787
Due after 5 through 10 years	585,388	671,738	1,004,698	1,165,348
Due after 10 years	1,653,413	2,055,898	2,059,637	2,649,279
	$2,773,586	$3,304,677	$3,819,909	$4,625,740
RMBS – Agency	652	814	3,301	3,782
RMBS – Non-Agency	25,341	28,833	71,075	85,335
CMBS	121,266	141,166	168,886	193,167
Other asset-backed securities	141,774	162,871	238,168	273,541
Total mortgage and asset-backed securities	$289,033	$333,684	$481,430	$555,825
Total fixed maturities - AFS - Life Funds Withheld Assets	$3,062,619	$3,638,361	$4,301,339	$5,181,565
Total fixed maturities - AFS	$32,207,019	$33,276,322	$27,728,771	$29,359,034
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$71,135	$71,139	$—	$—
Due after 1 through 5 years	239,984	233,244	—	—
Due after 5 through 10 years	178,020	176,077	1,180	1,171
Due after 10 years	490,495	479,909	—	—
	$979,634	$960,369	$1,180	$1,171
CMBS	5,002	4,982	—	—
Other asset-backed securities	20,119	19,872	—	—
Total mortgage and asset-backed securities	$25,121	$24,854	$—	$—
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,004,755	$985,223	$1,180	$1,171
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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of September 30, 2015 and December 31, 2014, the Company had $18.8 billion and $15.2 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities as of September 30, 2015 and December 31, 2014 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
September 30, 2015 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,257,855	$(10,402)	$89,971	$(4,524)
Corporate – Financials	862,043	(10,486)	83,008	(7,327)
Corporate – Non Financials	2,181,253	(51,087)	218,856	(21,219)
RMBS – Agency	590,089	(3,386)	237,798	(5,205)
RMBS – Non-Agency	28,054	(1,022)	206,549	(15,334)
CMBS	250,635	(2,361)	87,257	(2,613)
CDOs	118,002	(286)	194,633	(10,056)
Other asset-backed securities	639,048	(4,403)	57,445	(6,342)
U.S. States and political subdivisions of the States	444,195	(5,520)	17,840	(1,131)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,379,798	(47,122)	454,537	(34,683)
Total fixed maturities and short-term investments - AFS	$7,750,972	$(136,075)	$1,647,894	$(108,434)
Total equity securities	$524,692	$(81,272)	$—	$—

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2014 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$251,091	$(1,196)	$342,890	$(5,603)
Corporate – Financials	387,619	(5,858)	105,155	(7,097)
Corporate – Non Financials	949,851	(28,023)	319,066	(8,657)
RMBS – Agency	134,535	(220)	512,652	(10,563)
RMBS – Non-Agency	45,378	(1,358)	202,700	(16,797)
CMBS	78,356	(385)	169,065	(4,877)
CDOs	249,803	(2,666)	414,516	(24,503)
Other asset-backed securities	143,044	(2,813)	57,544	(3,232)
U.S. States and political subdivisions of the States	32,187	(210)	63,695	(994)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	624,346	(19,043)	558,422	(43,251)
Total fixed maturities and short-term investments - AFS	$2,896,210	$(61,772)	$2,745,705	$(125,574)
Total equity securities	$191,193	$(26,230)	$—	$—
The Company had gross unrealized losses totaling $325.8 million on 2,644 securities out of a total of 8,804 held as of September 30, 2015 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. As of September 30, 2015, the AFS - Excluding Life Funds Withheld Assets portfolio included structured credit securities with gross unrealized losses of $0.2 million, which had a fair value of $0.03 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$88,224	$37,875	$199,070	$208,035
Gross realized losses on investments sold	(45,711)	(26,918)	(120,440)	(68,662)
OTTI on investments, net of amounts transferred to other comprehensive income	(42,714)	(1,144)	(69,878)	(29,487)
	$(201)	$9,813	$8,752	$109,886
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$60,643	$4,511	$198,412	$5,135
Gross realized losses on investments sold	(6,863)	(2,489)	(23,857)	(2,489)
OTTI on investments, net of amounts transferred to other comprehensive income	(2,023)	(7,494)	(10,110)	(16,265)
Net unrealized gains (losses) on trading securities	$(149)	$—	$(18,932)	$—
	$51,608	$(5,472)	$145,513	$(13,619)
Total net realized gains (losses) on investments	$51,407	$4,341	$154,265	$96,267

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the net impairment charges of $42.7 million for investments excluding Life Funds Withheld Assets for the three months ended September 30, 2015 were:

▪	$8.0 million for structured securities, principally CDOs that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$4.4 million related to certain equities that were in a loss position for more than 11 months.

•	$3.3 million related to certain equities that were in a loss position greater than 50% of their amortized cost.

•	$3.2 million related to certain high yield securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$2.2 million related to certain Other Investments that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$2.0 million related to certain quasi-government securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$19.6 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities for which a portion of the OTTI loss was recognized in OCI, held by the Company as of the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Opening balance as of beginning of indicated period	$94,219	$165,876	$131,942	$174,805
Credit loss impairment recognized in the current period on securities not previously impaired	2,004	93	9,565	134
Credit loss impairments previously recognized on securities that matured, paid down, prepaid or were sold during the period	(1,531)	(1,840)	(38,564)	(10,042)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	(2,629)	—
Additional credit loss impairments recognized in the current period on securities previously impaired	945	729	1,331	3,882
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,165)	(2,471)	(8,173)	(6,392)
Balance as of September 30,	$93,472	$162,387	$93,472	$162,387
During the three months ended September 30, 2015 and 2014, the $1.5 million and $1.8 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, included $1.3 million and $0.9 million, respectively, of non-Agency RMBS.
During the nine months ended September 30, 2015 and 2014, the $38.6 million and $10.0 million, respectively, credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, included $30.2 million and $6.1 million, respectively, of non-Agency RMBS.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,391,228	$48,774	$870,480	$20,415	$2,300,609	$121,862	$302,211	$2,936
Total derivatives designated as hedging instruments	$1,391,228	$48,774	$870,480	$20,415	$2,300,609	$121,862	$302,211	$2,936
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$21,166	$201	$3,222	$74	$394,597	$206	$20,782	$51
Foreign exchange exposure	377,256	4,767	68,578	872	7,385	403	207,182	4,442
Credit exposure	34,273	729	46,304	12,196	2,408	165	14,270	9,836
Financial market exposure	32,340	3,827	40,898	1,410	46,145	360	33,670	34
Other Non-Investment Derivatives:
Foreign exchange contracts	72,634	933	—	—	—	—	81,194	282
Credit exposure	30,075	141	—	—	31,060	60	—	—
Guaranteed minimum income benefit contract	48,558	14,743	48,558	14,743	46,249	13,603	46,249	13,603
Modified coinsurance funds withheld contracts (2)	60,792	—	4,798,271	—	64,947	—	5,401,278	—
Total derivatives not designated as hedging instruments	$677,094	$25,341	$5,005,831	$29,295	$592,791	$14,797	$5,804,625	$28,248
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis.

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount as of September 30, 2015 is the cumulative net realized and unrealized loss on life retrocession embedded derivative of $468.2 million.

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets, or collateral provided related to derivative liabilities, reported in other assets and or other liabilities within our consolidated balance sheets as of September 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Balance Sheets
September 30, 2015 (U.S. dollars in thousands)	Gross Amounts Recognized in the Balance Sheets	Gross Amounts Offset in the Balance Sheets	Net Amounts in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$74,115	$3,900	$70,215	$—	$24,000	$46,215
Derivative Liabilities	$49,710	$3,900	$45,810	$—	$—	$45,810

December 31, 2014 (U.S. dollars in thousands)
Derivative Assets	$136,659	$696	$135,963	$—	$78,580	$57,383
Derivative Liabilities	$31,184	$696	$30,488	$—	$—	$30,488
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are covered under netting agreements. As of September 30, 2015 and December 31, 2014, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $24.0 million and $78.6 million, respectively. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.
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
The Company may use foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations. In connection with the Catlin Acquisition and the FX Forwards, certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments up until the time that the Catlin Acquisition was completed. Thereafter, these foreign exchange contracts were re-designated as hedging instruments. For the nine months ending September 30, 2015, there is no exposure to fair value hedges.
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the nine months ended September 30, 2014:

		Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Nine Months Ended September 30, 2014 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	(15,663)
Total	$(15,663)	$15,407	$(256)
The gains (losses) recorded on both the derivative instruments and specific items designated as being hedged as part of the fair value hedging relationships outlined above along with any associated ineffectiveness in the relationships are recorded through Net realized and unrealized gains (losses) on derivative instruments in the income statement.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity as of September 30, 2015 and 2014 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt September 30,		Fair Value Hedges - Deposit Liabilities September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Cumulative reduction to interest expense	$—	$21,624	$101,461	$93,042
Remaining balance	$—	$—	$131,734	$140,153
Weighted average years remaining to maturity	0.0	0.0	22.0	23.6
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and nine months ended September 30, 2015 and 2014, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three and nine months ended September 30, 2015 and 2014:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,299,875	$2,052,469	$1,581,470	$2,336,671
Derivative gains (losses) (1)	$29,943	$64,593	$66,215	$63,383
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and nine months ended September 30, 2015 and 2014:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Investment Related Derivatives:
Interest rate exposure	$(5,120)	$3,987	$(2,046)	$13,313
Foreign exchange exposure	(146)	(576)	(1,026)	1,222
Credit exposure	1,684	384	1,380	391
Financial market exposure	(4,309)	(912)	(2,913)	2,467
Financial Operations Derivatives:
Credit exposure	—	915	—	(3,438)
Other Non-Investment Derivatives:
Foreign exchange contracts	4,063	—	61,494	—
Credit exposure	(327)	—	1,151	—
Guaranteed minimum income benefit contract	—	—	—	2,257
Modified coinsurance funds withheld contract	(3,748)	1,333	(913)	2,584
Total gain (loss) recognized in income from derivatives not designated as hedging instruments	$(7,903)	$5,131	$57,127	$18,796
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	—	—	—	(256)
Net realized and unrealized gains (losses) on derivative instruments	$(7,903)	$5,131	$57,127	$18,540

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(126,140)	$(201,264)	$(116,333)	$(218,810)
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with the Catlin Acquisition and the FX Forwards, during the year, certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments.
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. As of September 30, 2015, there was no reported event of default on this obligation. As of September 30, 2015 and December 31, 2014, the notional amount outstanding related to the derivative was $30.1 million and $31.1 million, respectively, and the Company had recorded a derivative asset of $0.1 million and $0.1 million, respectively. During the three months ended September 30, 2015, the Company recorded Net realized and unrealized gains of $0.1 million relating to this credit derivative. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Modified Coinsurance Funds Withheld Reinsurance Agreements - Life Retrocession Embedded Derivative
In addition, the Company has entered into Life Retro Arrangements, as described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." The embedded derivative related to the Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.
The change in the value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses subsequent to May 30, 2014 as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2015	2014	2015	2014
Interest income - Life Funds Withheld Assets	$(48,809)	(59,424)	(147,678)	(79,368)
Realized and unrealized gains (losses) - Life Funds Withheld Assets	(38,161)	(113,916)	130,047	(112,023)
Other	121	1,263	276	1,768
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(86,849)	$(172,077)	$(17,355)	$(189,623)
Net adjustments related to future policy benefit reserves, net of tax	$(40,668)	$(18,376)	$(88,551)	$(18,376)
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$1,377	$(10,811)	$(10,427)	$(10,811)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(126,140)	$(201,264)	$(116,333)	$(218,810)
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of September 30, 2015 and December 31, 2014 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	September 30, 2015	December 31, 2014
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$15,755	$5,770
Collateral posted to counterparty	$—	$—

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill and Other Intangible Assets
The Company has goodwill and intangible assets of $2.2 billion and $448.0 million at September 30, 2015 and December 31, 2014, respectively.
In the third quarter of 2015, as a result of the transaction described in Note 3(b), "Acquisitions and Disposals - New Energy Risk," the Company recognized additional goodwill of approximately $13.4 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired and liabilities assumed at their acquisition date fair values, and recorded as goodwill the excess of the sum of a) over b) - in which a) represents the aggregate of: i) the consideration transferred, ii) the fair value of noncontrolling interest in the acquiree, and iii) the acquisition-date fair value of the Company's previously held equity interest in the acquiree; and b) represents the net assets acquired in the transaction.
In the second quarter of 2015, as a result of the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the Company recognized additional intangible assets. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
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
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the nine months ended September 30, 2015:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2014	$415,936	$15,366	$16,650	$447,952
Additions	791,433	673,000	315,000	1,779,433
Amortization	—	—	(9,922)	(9,922)
Foreign Currency Translation	(3,775)	—	—	(3,775)
Balance at September 30, 2015	$1,203,594	$688,366	$321,728	$2,213,688
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

•	Insurance licenses - U.S. State insurance licenses owned by Catlin at the time of the Catlin Acquisition.

•
Lloyds - Managing agent contracts - As the managing agent for certain Lloyd's syndicates, the Company has contracts with the syndicate members to provide underwriting services, for which it earns managing agent fees and a profit commission.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
Distribution network - A network of hundreds of retail and wholesale brokers worldwide, including specialty and regional brokerages, which allow the Company to form closer relationships with clients and brokers worldwide and aids business retention.

•
Trademarks / Trade names - The Catlin trademarks / trade names are utilized to attract customers for the turnkey solutions provided under the Company's managing agent contracts, and to generate premiums from the non-Lloyd's platform underwriting products for which the Catlin brand is known.

9. Share Capital
(a) Authorized and Issued
Ordinary Shares
In connection with the Catlin Acquisition described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the Company issued 49.9 million ordinary shares to Catlin shareholders, which had an aggregate value as of the Acquisition Date of $1.85 billion.
The following table is a summary of ordinary shares issued and outstanding for the nine months ended September 30, 2015 and the year ended December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Balance – beginning of period	255,183	278,253
Exercise of options	374	424
Net issuance of restricted shares	1,567	1,246
Share buybacks (1)	(7,742)	(24,740)
Issue of shares	49,935	—
Balance – end of period	299,317	255,183
____________

(1)
Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company's equity compensation programs.

Buybacks of Ordinary Shares
On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program (the "February 2014 Program"), authorizing the purchase of up to $1.0 billion of ordinary shares, which included the amounts that remained under the previous Share Buyback Program. During the three and nine months ended September 30, 2015, the Company purchased and canceled 1.6 million and 4.5 million ordinary shares, respectively, under the February 2014 Program for $60.0 million and $170.0 million, respectively. On August 6, 2015, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of ordinary shares (the "August 2015 Program"). This authorization also canceled approximately $97.6 million remaining under the February 2014 Program. During the three and nine months ended September 30, 2015, the Company purchased and canceled 3.2 million ordinary shares under the August 2015 Program for $120.0 million. As of September 30, 2015, $880.0 million remained available for purchase under the August 2015 Program.
Acquisition of Non-controlling Preferred Shares
In connection with the Catlin Acquisition described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the Company acquired 0.6 million non-cumulative perpetual preferred shares issued by Catlin-Bermuda, par value of $0.01 per share, with liquidation preference of $1,000 per share, plus declared and unpaid dividends ("CICL Prefs"). Dividends at a rate of 7.249 percent on the liquidation preference are payable semi-annually on January 19 and July 19 in arrears as and when declared up to but not including January 2017. Thereafter, if the CICL-Prefs have not yet been redeemed, dividends will be payable quarterly at a rate equal to 2.975 percent plus the three-month LIBOR rate of the liquidation preference. The fair value of the outstanding CICL-Prefs on the date of the Catlin Acquisition was $562.3 million, which was based on the last trading price of such securities prior to the Catlin Acquisition.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
During the nine months ended September 30, 2015, the Company granted approximately 2.0 million stock options with a weighted-average grant date fair value of $6.51 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.70%
Volatility	21.6%
Expected lives	6.0 years
During the nine months ended September 30, 2015, the Company granted approximately 43,457 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.6 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends contingent upon the vesting of the restricted stock and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the nine months ended September 30, 2015, the Company granted approximately 1.5 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $55.5 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share, and grants vest in three equal installments upon the first, second and third anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
During the nine months ended September 30, 2015, the Company granted approximately 2.6 million liability-classed stock units to certain employees with an aggregate grant date fair value of approximately $94.5 million. Each liability-classed restricted stock unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one ordinary share. The grants may vest either in three equal installments upon the first, second and third anniversaries of the date of grant; or in two equal installments upon the first and second anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and are paid in cash contingent upon vesting.
During the nine months ended September 30, 2015, the Company granted approximately 0.8 million performance units (representing a potential maximum share payout of approximately 1.6 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $28.1 million. The performance units issued in 2015 vest after approximately three years, subject to the achievement of stated market metrics, and entitle the holder to ordinary shares of the Company. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated market metrics along with each employee's continued service through the vesting date. Performance units issued prior to 2015 have a similar vesting schedule and range of a target number of shares, but vesting and payout are dependent upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Furthermore, performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting. There are no dividend rights associated with performance units issued prior to 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Notes Payable and Debt and Financing Arrangements
As of September 30, 2015, the Company's financing structure, which includes senior and subordinated notes, and bank and loan facilities available from a variety of sources, including commercial banks, is as follows:

(U.S. dollars in thousands)	September 30, 2015		December 31, 2014
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	300,000	297,847	300,000	297,344
5.75% Senior Notes due 2021	400,000	397,415	400,000	397,092
6.375% Senior Notes due 2024	350,000	349,002	350,000	348,920
4.45% Subordinated Notes due 2025	500,000	492,318	—	—
6.25% Senior Notes due 2027	325,000	323,179	325,000	323,062
Variable Rate Note, face amount €7m, due 2035	7,823	7,336	—	—
Variable Rate Note, face amount $27m, due 2036	27,000	25,280	—	—
Variable Rate Note, face amount $31m, due 2036	31,300	29,305	—	—
Variable Rate Note, face amount $10m, due 2036	9,800	9,175	—	—
Variable Rate Note, face amount €11m, due 2036	12,294	11,528	—	—
5.25% Senior Notes due 2043	300,000	296,261	300,000	296,162
5.5% Subordinated Notes due 2045	500,000	488,271	—	—
Total debt carrying value	$2,763,217	$2,726,917	$1,675,000	$1,662,580
_______________

(1)
Excluded from the table are revolving credit facilities of $1.5 billion and $1.6 billion as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, $455.9 million and $606.1 million, respectively, were utilized under these facilities to issue letters of credit, leaving $1.0 billion and $968.9 million, respectively, available for use under the revolving credit facilities.

(2)    "In Use/Outstanding" data represent September 30, 2015 and December 31, 2014 accreted values.
(a) Notes Payable and Debt
With the exception of the debt acquired as part of the Catlin Acquisition, as described below, all outstanding debt of the Company as of September 30, 2015 and December 31, 2014 was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 25, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
As a result of the Catlin Acquisition, the Company assumed the following liabilities of Catlin:

•
Variable rate unsecured subordinated notes in the amounts of €7 million and $27 million due March 2035 and March 2036, respectively, issued by Catlin Underwriting (formerly Wellington Underwriting plc) in May 2006. The notes are subordinated to the claims of all senior creditors, as defined in the agreement governing the notes. The notes pay interest at a floating rate based on the rate on three-month deposits in U.S. dollars plus a margin of 295 basis points and 317 basis points, respectively. Interest is payable quarterly in arrears. The notes are redeemable at the discretion of the issuer.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

XL-Cayman and the Company were in compliance with all covenants by significant margins as of September 30, 2015, and XL-Cayman and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s.
The Company’s letter of credit facilities and revolving credit facilities as of September 30, 2015 and December 31, 2014 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	September 30, 2015 (1)	December 31, 2014 (1)
Revolving credit facilities (2) (3)	$1,039,100	$968,900
Available letter of credit facilities - commitments (4)	$4,850,000	$3,575,000
Available letter of credit facilities - in use	$2,538,499	$1,790,561
Collateralized by certain assets of the Company’s investment portfolio	49.9%	66.2%
____________

(1)	As of September 30, 2015 and December 31, 2014, there were eighteen and eight available letter of credit facilities, respectively.

(2)
As of September 30, 2015 and December 31, 2014, $976.1 million and $968.9 million, respectively, of revolving credit was available under the Company's syndicated unsecured credit agreement, which currently provides for up to $1 billion of revolving credit loans. The Company has the option to increase the size of the facilities under the syndicated secured and unsecured credit agreements by an additional $500 million across both facilities. Two bilateral facilities assumed as a result of the Catlin Acquisition with commitments totaling $150.0 million also provide for revolving credit loans. As of September 30, 2015, $63.0 million of revolving credit was available to draw under these facilities.

(3)
The credit agreements with Citicorp USA, Inc. currently provide for the issuance of letters of credit and revolving credit loans up to an aggregate amount of $345.0 million, compared to $575.0 million available under the credit agreements with Citicorp USA, Inc. as of December 31, 2014. As of September 30, 2015, $345.0 million of letters of credit were issued under these agreements, and therefore no amounts are included in this line as available to draw under these facilities. The Company also has the option to increase the maximum amount of the letters of credit and revolving credit loans available under its credit agreements with Citicorp USA, Inc. with the lender's and issuing lender's consent.

(4)	The available letter of credit facilities include approximately $1 billion that is also included in the "revolving credit facilities" line in this table.
As a result of the Catlin Acquisition, the Company has assumed the following letter of credit facilities:

•	A $450 million unsecured multi-bank facility available for utilization by certain subsidiaries and guaranteed by Green Holdings. The facility has a termination date of December 31, 2016.

•
A bilateral facility available for utilization by Catlin-Bermuda, collateralized by pledged financial assets. As of September 30, 2015, $136 million of letters of credit were issued under this facility.

•
A bilateral facility available for utilization by Catlin Re Switzerland Ltd, collateralized by pledged financial assets. As of September 30, 2015, $49 million of letters of credit were issued under this facility.

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

•	Two unsecured bilateral revolving credit and letter of credit facilities, available for utilization by certain subsidiaries of Catlin and guaranteed by Green Holdings amounting to $150 million.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003. As of September 30, 2015, $10 million of letters of credit were issued under this facility.

•	Catlin, Inc. has letters of credit amounting to $1 million issued for the benefit of various parties.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2015, XL-Cayman entered into a new credit agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender, and a continuing agreement for standby letters of credit with Goldman Sachs Bank USA. On September 9, 14, and 16, 2015, XL-Cayman entered into first, second and third amendments, respectively, to such credit agreement (as amended, the Goldman Credit Agreement”). XL-Cayman entered into the Goldman Credit Agreement to replace the letter of credit capacity under a credit agreement with Citicorp USA, Inc. initially entered into on August 6, 2013 that expired by its terms on September 20, 2015.
The Goldman Credit Agreement and the continuing agreement for standby letters of credit provide for issuance of letters of credit in an aggregate amount of up to $200 million. XL-Cayman has the option to increase the maximum amount of letters of credit available under the Goldman Credit Agreement with the lender's and issuing lender's consent.
The commitments under the Goldman Credit Agreement expire on, and such credit facility is available until, the earlier of (i) September 20, 2017 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
For details regarding the remaining facilities, see Item 8, Note 15(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
11. Related Party Transactions
(a)    Investment Manager Affiliates
As of September 30, 2015 and 2014, the Company owned minority stakes in six independent investment management companies ("Investment Manager Affiliates"), that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management and performance fees to the Company's Investment Manager Affiliates. See Item 8, Note 7, "Investments in Affiliates," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three and nine months ended September 30, 2015 and 2014, these contracts resulted in net premiums written, net claims incurred and acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net premiums written	$5,075	$31,981	$36,596	$68,172
Net losses and loss expenses incurred	$1,402	$12,738	$10,567	$27,038
Acquisition costs	$1,874	$10,969	$12,269	$26,522
Results through April 1, 2015 include amounts under an assumed reinsurance contract with a wholly-owned subsidiary of ARX, an insurance operating affiliate of the Company to that date. The Company disposed of its investment in ARX on April 1, 2015, and thus, after that date, all amounts under this contract are no longer reported as related party transactions. See Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate."
(c)    New Ocean
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management Limited, a Bermuda based company, ("New Ocean"), as discussed in Note 12, "Variable Interest Entities". Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean. During the three and nine months ended September 30, 2015, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d)    New Energy
On July 24, 2015, as described in Note 3(b), "Acquisitions and Disposals - New Energy Risk," the Company completed its acquisition of 63.63% of the additional shares of New Energy for approximately $8.8 million, increasing its majority ownership of the entity to 94.79%. These shares are held within the XL Innovate Fund. A substantial portion of the additional shares were purchased at arm's length directly from the family trusts of a Company employee, based on a market valuation of New Energy performed by an independent 3rd party provider. The remaining 5.21% of equity shares of New Energy held by the family trusts of the employee were then contributed in-kind to XL Innovate Fund based on the share price implied by the independent valuation. Such contribution was made in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund and resulted in XL Innovate Fund owning 100% of the net equity of New Energy, and the family trusts of the employee owning a 5.21% non-controlling equity interest in XL Innovate Fund. The employee serves as a member of the board of directors of both New Energy and XL Innovate Fund, and maintains responsibility over the business generated by New Energy. There were no other material transactions between the Company and this employee for the three and nine months ended September 30, 2015.
12. Variable Interest Entities
At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company's business.
During the third quarter of 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the three and nine months ended September 30, 2015. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.4 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively.
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
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $141.5 million and $139.9 million as of September 30, 2015 and December 31, 2014, respectively. The Company’s shares of revenue and net income in these VIEs were not material to the Company for the three and nine months ended September 30, 2015. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $55.8 million and $58.4 million as of September 30, 2015 and December 31, 2014, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2015	2014	2015	2014

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$27,282	$72,384	$978,602	$48,841
Weighted average ordinary shares outstanding, in thousands - basic	301,867	264,353	282,506	270,494
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.09	$0.27	$3.46	$0.18

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding, in thousands - basic	301,867	264,353	282,506	270,494
Impact of share-based compensation and certain conversion features, in thousands	5,087	4,787	4,967	4,418
Weighted average ordinary shares outstanding, in thousands - diluted	306,954	269,140	287,473	274,912
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.09	$0.27	$3.40	$0.18
Dividends per ordinary share	$0.20	$0.16	$0.52	$0.48
For the three months ended September 30, 2015 and 2014, and for the nine months ended September 30, 2015 and 2014, ordinary shares available for issuance under share-based compensation plans of 2.6 million and 4.7 million, respectively, and 2.4 million and 5.5 million, respectively, were not included in the calculation of diluted earnings per ordinary share because the assumed exercise or issuance of such shares would be anti-dilutive.
14. Commitments and Contingencies
(a) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts as of September 30, 2015 provide credit support for a variety of collateral types with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financial institutions. As of September 30, 2015 and December 31, 2014, the total gross claim liability recorded was nil and the contracts had a weighted average contractual term to maturity of 24.5 years and 25.2 years, respectively.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. As of September 30, 2015, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings,

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of September 30, 2015.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of September 30, 2015, no such disclosures were considered necessary.
15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and nine months ended September 30, 2015 and 2014 are as follows:

Three months ended September 30, 2015 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,168,964	$(64,614)	$(9,508)	$(21,143)	$2,475	$1,076,174
OCI before reclassifications	(4,334)	—	(24,267)	93	—	(28,508)
Amounts reclassified from AOCI	(94,393)	2,318	—	—	12	(92,063)
Tax benefit (expense)	(2,213)	(181)	1,873	—	—	(521)
Net current period OCI - net of tax	(100,940)	2,137	(22,394)	93	12	(121,092)
Balance, end of period, net of tax	$1,068,024	$(62,477)	$(31,902)	$(21,050)	$2,487	$955,082

Three months ended September 30, 2014 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,301,178	$(84,258)	$1,059	$(13,278)	$2,333	$1,207,034
OCI before reclassifications	51,133	—	(14,167)	418	—	37,384
Amounts reclassified from AOCI	(28,795)	6,078	87	—	83	(22,547)
Tax benefit (expense)	7,906	(115)	2,267	—	—	10,058
Net current period OCI - net of tax	30,244	5,963	(11,813)	418	83	24,895
Balance, end of period, net of tax	$1,331,422	$(78,295)	$(10,754)	$(12,860)	$2,416	$1,231,929

Nine months ended September 30, 2015 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	(294,341)	—	(28,225)	(261)	—	(322,827)
Amounts reclassified from AOCI	(256,731)	13,916	—	—	119	(242,696)
Tax benefit (expense)	28,982	(346)	7,511	—	—	36,147
Net current period OCI - net of tax	(522,090)	13,570	(20,714)	(261)	119	(529,376)
Balance, end of period, net of tax	$1,068,024	$(62,477)	$(31,902)	$(21,050)	$2,487	$955,082

Nine months ended September 30, 2014 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications	679,732	—	(23,688)	379	—	656,423
Amounts reclassified from AOCI	(125,770)	11,127	87	—	303	(114,253)
Tax benefit (expense)	(44,972)	(232)	(1,694)	—	—	(46,898)
Net current period OCI - net of tax	508,990	10,895	(25,295)	379	303	495,272
Balance, end of period, net of tax	$1,331,422	$(78,295)	$(10,754)	$(12,860)	$2,416	$1,231,929
____________

(1)
Included in these amounts is the impact of Shadow Adjustments as defined in Note 6, "Investments.". As of December 31, 2014 the cumulative impact of the Shadow Adjustments was $445.1 million. During the nine months ended September 30, 2015, net movements of $(127.4) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $317.7 million as of September 30, 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and nine months ended September 30, 2015 and 2014 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(97,761)	$(18,665)	$(247,339)	$(151,049)	Net realized gains (losses) on investments sold and net unrealized gains (losses) on investments Trading
	44,036	8,246	79,158	43,655	OTTI on investments
	$(40,668)	$(18,376)	$(88,550)	$(18,376)	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(94,393)	$(28,795)	$(256,731)	$(125,770)	Total before tax
	1,253	956	5,034	5,108	Provision (benefit) for income tax
	$(93,140)	$(27,839)	$(251,697)	$(120,662)	Net of tax
OTTI losses recognized in OCI:
	$1,617	$5,686	$13,086	$9,030	Net realized gains (losses) on investments sold
	701	392	830	2,097	OTTI on investments transferred to (from) OCI
	$2,318	$6,078	$13,916	$11,127	Total before tax
	(10)	(3)	(25)	(120)	Provision (benefit) for income tax
	$2,308	$6,075	$13,891	$11,007	Net of tax
Foreign currency translation:
Foreign exchange relating to affiliate investments	$—	$87	$—	$87	Exchange gains (losses) - before tax
	—	—	—	—	Provision (benefit) for income tax
	$—	$87	$—	$87	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$12	$83	$119	$303	Interest Expense
	—	—	—	—	Provision (benefit) for income tax
	$12	$83	$119	$303	Net of tax

Total reclassifications for the period, gross of tax	$(92,063)	$(22,547)	$(242,696)	$(114,253)
Tax benefit (expense)	1,243	953	5,009	4,988
Total reclassifications for the period, net of tax	$(90,820)	$(21,594)	$(237,687)	$(109,265)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•
changes in the size of our claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date, in particular those related to the mid-August 2015 Tianjin, China port explosion;

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

•
the ability of our subsidiaries to pay dividends to XL-Ireland and our wholly-owned subsidiaries XLIT Ltd. ("XL-Cayman"), XL Insurance (Bermuda) Ltd ("XLIB") and Catlin Insurance Company Ltd ("Catlin-Bermuda");

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
EXECUTIVE OVERVIEW
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview" included in Item 7 of our Annual Report on Form 10-K filed for the year ended December 31, 2014. That discussion is updated with the disclosures set forth below.

On May 1, 2015 (the "Acquisition Date"), we completed our acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin for $4.1 billion in cash and ordinary shares of XL-Ireland, as contemplated by that certain Implementation Agreement, dated January 9, 2015 (the "Implementation Agreement"), by and among XL-Ireland, Green Holdings Limited, a wholly-owned subsidiary of the Company ("Green Holdings"), and Catlin, pursuant to which Catlin was merged with and into Green Holdings. Prior to the closing of the Catlin Acquisition, Catlin was a publicly traded company listed on the London Stock Exchange and headquartered in Bermuda. Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. Our results of operations for the three and nine months ended September 30, 2015 include the results of operations of Catlin for the period from May 1, 2015 through September 30, 2015. See Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Unaudited Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three and nine months ended September 30, 2015 and 2014:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to ordinary shareholders	$27,282	$72,384	$978,602	$48,841
Earnings (loss) per ordinary share – basic	$0.09	$0.27	$3.46	$0.18
Earnings (loss) per ordinary share – diluted	$0.09	$0.27	$3.40	$0.18
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	301,867	264,353	282,506	270,494
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	306,954	269,140	287,473	274,912
Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Underwriting profit (loss) - P&C operations	$114,118	$144,375	(21.0)%	$469,733	$457,196	2.7%
Combined ratio - P&C operations	95.3%	90.1%	5.2pts	91.9%	89.4%	2.5pts
Net investment income - P&C operations (1)	$168,306	$158,404	6.3%	$481,699	$482,191	(0.1)%
Operating net income (2)	$70,792	$187,088	(62.2)%	$510,965	$705,314	(27.6)%
Operating net income per ordinary share (2)	$0.23	$0.70	$(0.47)	$1.78	$2.57	$(0.79)
Annualized return on average ordinary shareholders’ equity (2)	0.9%	2.9%	(2.0)pts	11.9%	0.7%	11.2pts
Annualized operating return on average ordinary shareholders’ equity (2)	2.3%	7.5%	(5.2)pts	6.2%	9.5%	(3.3)pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	2.6%	8.6%	(6.0)pts	7.0%	10.5%	(3.5)pts

(U.S. dollars)	September 30, 2015	June 30, 2015	Change (Three Months)	September 30, 2015	December 31, 2014	Change (Nine Months)
Book value per ordinary share (2)	$39.88	$40.30	$(0.42)	$39.88	$39.31	$0.57
Fully diluted tangible book value per ordinary share (2)	$31.95	$32.53	$(0.58)	$31.95	$36.79	$(4.84)
____________

(1)	Net investment income - P&C operations includes net investment income related to the net results from structured products and excluding Life Funds Withheld Assets, as defined below.

(2)	Represents a non-GAAP financial measure as discussed further below.

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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the three and nine months ended September 30, 2015 and 2014 was consistent with the combined ratio, discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Loss and loss expense ("loss") ratio	60.9%	59.1%	1.8	58.5%	58.5%	—
Acquisition expense ratio	16.8%	12.4%	4.4	15.5%	12.9%	2.6
Operating expense ratio	17.6%	18.6%	(1.0)	17.9%	18.0%	(0.1)
Underwriting expense ratio	34.4%	31.0%	3.4	33.4%	30.9%	2.5
Combined ratio	95.3%	90.1%	5.2	91.9%	89.4%	2.5
Three months ended September 30, 2015 vs. 2014: The 5.2 percentage point increase in our combined ratio was the result of a underwriting expense ratio increase of 3.4 percentage points, which was mainly driven by an increase in commissions expense in both segments as a result of the Catlin Acquisition, plus an increase in the loss ratio of 1.8 percentage points, mostly attributable to losses in our Reinsurance segment related to the Tianjin port explosion.
Nine months ended September 30, 2015 vs. 2014: The 2.5 percentage point increase in our combined ratio was the result of the acquisition expense ratio increase of 2.6 percentage points, which was mainly driven by increases in commissions expense in the Insurance segment. Increased net favorable prior year loss development in the Reinsurance segment is offset by the losses related to the Tianjin port explosion.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - Excluding Life Funds Withheld Assets
This measure excludes income from assets held to support the transaction outlined in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary" ("Life Funds Withheld Assets"), includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, and is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Investment Activities" below for a discussion of our net investment income for the three and nine months ended September 30, 2015.
Operating net income and Operating net income per ordinary share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, net of tax, (2) our net realized gains and losses on investments sold - excluding Life Funds Withheld Assets, net of tax, (3) our net realized gains and losses on investments sold - Life Funds Withheld Assets, other than temporary impairments ("OTTI") - Life Funds Withheld Assets, and net unrealized gains and losses on investments, trading - Life Funds Withheld Assets, (4) our net realized and unrealized gains and losses on derivatives, net of tax, (5) our net realized and unrealized gains and losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, net of tax, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our loss on the sale of the life reinsurance subsidiary, net of tax, (8) our foreign exchange gains and losses, net of tax, (9) our expenses related to the Catlin Acquisition, net of tax and (10) our gain on the sale of our operating affiliate. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at "Reconciliation of Non-GAAP Measures" below.
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
The following table presents our ROE for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2015	2014	2015 to 2014	2015	2014	2014 to 2013
ROE	0.9%	2.9%	(2.0)pts	11.9%	0.7%	11.2pts
Three months ended September 30, 2015 vs. 2014: The decrease in our ROE for the three months ended September 30, 2015 as compared to the same period of 2014 was mostly due to a decrease in our net income attributable to ordinary shareholders, a result of our increased loss ratio as noted above, as well as increased corporate operating expenses, which include relevant integration expenses.
Nine months ended September 30, 2015 vs. 2014: The increase in our ROE for the nine months ended September 30, 2015 as compared to the same period of 2014 was due to an increase in our net income attributable to ordinary shareholders during the nine months ended September 30, 2015. This impact primarily reflects the gain on the sale of our operating affiliate, ARX Holding Corp ("ARX") during the second quarter of 2015, offset slightly by a decrease in operating net income attributable to the factors discussed in Operating ROE below. In addition, the prior year was impacted by a loss on the sale of our life reinsurance subsidiary.
For more information on the Catlin Acquisition, the gain on the sale of our operating affiliate, and the sale of our life reinsurance subsidiary, see Item 1, Note 3, "Acquisitions and Disposals," to the Unaudited Consolidated Financial Statements included herein.

Annualized operating return on average ordinary shareholders’ equity ("Operating ROE")
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Operating ROE	2.3%	7.5%	(5.2)pts	6.2%	9.5%	(3.3)pts
Three months ended September 30, 2015 vs. 2014: The decrease in our Operating ROE for the three months ended September 30, 2015 was the result of lower underwriting income, due to the increased combined ratio as noted above, and increased corporate operating expenses, including relevant integration costs, as compared to the same periods of 2014. In addition, Operating ROE was adversely impacted by an increase in equity due to the additional shares issued as a result of the Catlin Acquisition. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
Nine months ended September 30, 2015 vs. 2014: The decrease in our our Operating ROE for the nine months ended September 30, 2015 was a result of increased corporate operating expenses, including relevant integration costs, and interest expense due to a new debt issuance plus decreases in net investment income and net income from affiliates, partially offset by increased underwriting income produced by the additional premium generated subsequent to the Catlin Acquisition. In addition, Operating ROE was adversely impacted by an increase in equity due to the additional shares issued as a result of the Catlin Acquisition.
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
The following table presents our Operating ROE ex-UGL for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2015	2014	2015 to 2014	2015	2014	2015 to 2014
Operating ROE ex-UGL	2.6%	8.6%	(6.0)pts	7.0%	10.5%	(3.5)pts
Three and nine months ended 2015 vs. 2014: The decrease in our Operating ROE ex-UGL was mainly the result of the drivers discussed above as part of Operating ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $11.9 billion and $10.0 billion, and the number of ordinary shares outstanding was 299.4 million and 255.2 million, as of September 30, 2015 and December 31, 2014, respectively. Ordinary shares outstanding include all ordinary shares issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share as of the dates indicated below:

(U.S. dollars)	September 30, 2015	June 30, 2015	Change (Three Months)	September 30, 2015	December 31, 2014	Change (Nine Months)
Book value per ordinary share	$39.88	$40.30	$(0.42)	$39.88	$39.31	$0.57
Three months ended September 30, 2015: The decrease in our book value per ordinary share was primarily as a result of unrealized losses experienced during the third quarter, plus to a lesser degree, the effect of adverse foreign exchange on accumulated other comprehensive income.
Nine months ended September 30, 2015: The increase in our book value per ordinary share was a result of an increase in our net income attributable to ordinary shareholders primarily as a result of the gain on sale of our operating affiliate, ARX, partially offset by the increase in outstanding shares as a result of the Catlin Acquisition, as well as additional net unrealized losses in our investment portfolio during 2015.
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
The following table presents our fully diluted tangible book value per ordinary share as of the dates indicated below:

(U.S. dollars)	September 30, 2015	June 30, 2015	Change (Three Months)	September 30, 2015	December 31, 2014	Change (Nine Months)
Fully diluted tangible book value per ordinary share	$31.95	$32.53	$(0.58)	$31.95	$36.79	$(4.84)
Three months ended September 30, 2015: The decrease in our fully diluted tangible book value per ordinary share was a result of the decrease of our book value per ordinary share as discussed above.
Nine months ended September 30, 2015: The decrease in our fully diluted tangible book value per ordinary share was primarily the result of increased goodwill and intangible assets acquired as part of the Catlin Acquisition in exchange for cash and equity consideration.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three and nine months ended September 30, 2015 and 2014:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to ordinary shareholders	$27,282	$72,384	$978,602	$48,841
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	126,140	201,264	116,333	218,810
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(51,608)	5,472	(145,513)	13,619
Net investment income - Life Funds Withheld Assets	(46,586)	(56,474)	(143,869)	(75,639)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(8,633)	(2,186)	3,578	(2,167)
Loss on sale of life reinsurance subsidiary, net of tax	—	—	—	621,323
Net income (loss) attributable to ordinary shareholders excluding Contribution from Life Retrocession Arrangements	46,595	220,460	809,131	824,787
Net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax	1,444	(8,860)	(3,743)	(104,898)
Net realized and unrealized (gains) losses on derivatives	8,158	(5,131)	(57,030)	(18,537)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates, net of tax	(14)	8	1,239	(2,728)
Exchange (gains) losses, net of tax	13,364	(19,389)	38,727	6,690
Expenses related to Catlin acquisition, net of tax	1,245	—	63,048	—
Gain on sale of operating affiliate	—	—	(340,407)	—
Operating net income (loss)	$70,792	$187,088	$510,965	$705,314
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$0.09	$0.27	$3.40	$0.18
Operating net income (loss)	$0.23	$0.70	$1.78	$2.57
Weighted average ordinary shares outstanding:
Basic	301,867	264,353	282,506	270,494
Diluted - Net income	306,954	269,140	287,473	274,912
Diluted - Operating net income	306,954	269,140	287,473	274,912
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$11,938,229	$9,841,054	$11,938,229	$9,841,054
Unrealized (gain) loss on investments, net of tax	$(1,005,547)	$(1,253,127)	$(1,005,547)	$(1,253,127)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$11,037,815	$8,702,648	$9,726,183	$8,926,159
Average ordinary shareholders' equity for the period	$12,092,764	$9,937,672	$10,985,990	$9,919,344
Operating net income (loss)	$70,792	$187,088	$510,965	$705,314
Annualized operating net income (loss)	$283,168	$748,352	$681,287	$940,419
Annualized return on ordinary shareholders' equity - operating net income	2.3%	7.5%	6.2%	9.5%
Annualized return on ordinary shareholders' equity excluding unrealized gains and losses on investments - operating net income	2.6%	8.6%	7.0%	10.5%
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

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and nine months ended September 30, 2015 have been affected by, among other things, the following significant items:
1)    The Catlin Acquisition
2)    The Tianjin, China port explosion
3)    The sale of our interest in our operating affiliate, ARX
4)    The current underwriting environment; and
5)    Market movement impacts on our investment portfolio.
1)     Catlin Acquisition
On May 1, 2015, we completed the acquisition of Catlin for $4.1 billion, as contemplated by the Implementation Agreement by and among XL-Ireland, Green Holdings and Catlin.
Pursuant to the terms of the Implementation Agreement, the Catlin Acquisition was implemented by way of a scheme of arrangement (the "Scheme") under Section 99 of the Companies Act 1981 of Bermuda, as amended (the "Companies Act"), and sanctioned by the Supreme Court of Bermuda (the "Court"). Immediately after such Court action, Catlin was merged with and into Green Holdings under Section 104H of the Companies Act, with Green Holdings as the surviving company, pursuant to the terms of that certain Merger Agreement, dated January 9, 2015 (the "Merger Agreement"), among XL-Ireland, Green Holdings and Catlin.
Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share ("XL Shares"), subject to the mix and match facility set forth in the Implementation Agreement. The newly-issued XL Shares are listed on the New York Stock Exchange. The XL Shares issued in connection with the Catlin Acquisition were issued in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 3(a)(10) of the Securities Act.
XL-Ireland issued approximately 49.9 million XL Shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration pursuant to the terms of the Scheme.
Transaction-related Costs
We incurred certain acquisition and financing costs associated with the transaction. We have recorded $63.0 million of these costs for the nine months ended September 30, 2015, of which $48.5 million has been included in Operating Expense and $14.5 million has been included in Interest Expense.
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
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other
Costs incurred in 2015	$27,778	$16,363	$6,689	$32,215
2015 payments	14,078	7,343	6,689	23,723
Liabilities at September 30, 2015	$13,700	$9,020	$—	$8,492

2)     Tianjin Port Explosion
In August 2015, a large loss event occurred in Tianjin, China. Our preliminary estimated losses related to the port explosion are $95.7 million, of which 26% is attributable to the Insurance segment and 74% to the Reinsurance segment.
Our preliminary loss estimates are based upon our review of individual treaties and policies expected to be impacted and client data received to date and has taken into account current total insured market loss estimates, from both published sources and our internal analyses. Given there is currently a wide range of estimates for the extent of total economic and insured industry losses for these events, our loss estimates involve the exercise of considerable judgment and are accordingly subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.
3)     Sale of Operating Affiliate
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
XL Re received $560.6 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. Thus, the Company recorded a gain of $340.4 million as a result of this transaction, which is reflected in the unaudited consolidated statement of income for the nine months ended September 30, 2015.
4)     The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
Overall rates were down 2 percent for the three months ended September 30, 2015, driven particularly by shorter-tail lines, such as property, energy and aerospace. During the quarter, our Casualty and Professional divisions were down 1% with only cybertech and North American environmental businesses achieving material rate increases. Our Specialty division was down 2%, largely reflecting continued competitive conditions in the aviation lines. Our Energy, Property and Construction division was most severely impacted, with pricing down in the mid-single digits, led by reductions in the energy book driven largely by the recent fall in oil prices.
Growth in gross premiums written across the Insurance segment was strong across all of our underwriting divisions, driven largely by the Catlin Acquisition. While our year-to-date results only reflect activity of the acquired Catlin business since the Acquisition Date, when we evaluate both legacy organizations over the quarter and year and normalize for foreign exchange, our growth is roughly 1% for the quarter and 3% for the year to date. While this is a decrease compared to prior quarters, it is consistent with market conditions.
The trading environment for our core lines of insurance business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three and nine months ended September 30, 2015, we continued to experience deteriorating rates across most lines and regions. On a year to date basis, global property catastrophe rates fell roughly 7.5%, other excess of loss covers fell 5% and ceding commissions on pro rata treaties grew 1 to 1.5 points. The Reinsurance segment continues its disciplined underwriting approach during these very challenging market conditions, and we are encouraged to see signs that rate decreases are decelerating across the reinsurance marketplace.

5)     Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended September 30, 2015, the negative mark to market change of $91.1 million on our available for sale ("AFS") investments was primarily driven by a fall in value of the equity portfolio largely in line with the negative equity market performance. This represents an approximately 0.2% depreciation in the average fair market value of assets for the three months ended September 30, 2015.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended September 30, 2015:

	Interest Rate Movement for the three months ended September 30, 2015 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended September 30, 2015 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Indices Price Movement for the three months ended September 30, 2015 (1) (‘+’/‘-’ represents increases / decreases in the equity index price)
United States	-29 basis points (5 year Treasury)	+30 basis points (US Corporate A rated)	-9.9% (MSCI All Countries World Index)
		+5 basis points (US Mortgage Master Index)	-6.9% (S&P500 Index)
+2 basis points (US CMBS, AAA rated)
United Kingdom	-26 basis points (10 year Gilt)	+27 basis points (UK Corporate, AA rated)
Euro-zone	-8 basis points (5 year Bund)	+24 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized losses on investments in the three months ended September 30, 2015 totaled $0.2 million, including net realized gains of $42.5 million from sales of fixed maturities offset by net realized losses of approximately $42.7 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
During the nine months ended September 30, 2015, the negative mark to market change of $366.1 million on our AFS investments was primarily driven by credit spread widening and a reduction in unrealized gains in the equity portfolio. This represents an approximately 0.8% depreciation in the average fair market value of assets for the nine months ended September 30, 2015.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the nine months ended September 30, 2015:

	Interest Rate Movement for the nine months ended September 30, 2015 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2015 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Indices Price Movement for the nine months ended September 30, 2015 (1) (‘+’/‘-’ represents increases / decreases in the equity index price)
United States	-30 basis points (5 year Treasury)	+34 basis points (US Corporate A rated)	-8.5% (MSCI All Countries World Index)
		+13 basis points (US Mortgage Master Index)	-6.7% (S&P500 Index)
+11 basis points (US CMBS, AAA rated)
United Kingdom	+1 basis points (10 year Gilt)	+24 basis points (UK Corporate, AA rated)
Euro-zone	-2 basis points (5 year Bund)	+46 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the nine months ended September 30, 2015 totaled $8.8 million, including net realized gains of $78.6 million from sales of fixed maturities partially offset by net realized losses of approximately $69.9 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.

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
During the three and nine months ended September 30, 2015, the Company purchased and canceled 1.6 million and 4.5 million ordinary shares, respectively, under the February 2014 Program for $60.0 million and $170.0 million, respectively.
On August 6, 2015, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of ordinary shares (the "August 2015 Program"). This authorization replaced the approximately $97.6 million remaining under the February 2014 Program.
During the three and nine months ended September 30, 2015, the Company purchased and canceled 3.2 million ordinary shares under the August 2015 Program for $120.0 million. As of September 30, 2015, $880.0 million remained available for purchase under the August 2015 Program.
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
Also see Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk (Excluding Life Funds Withheld Assets)" for a discussion of our credit risk framework which establishes a credit clash limit to manage the direct and indirect credit exposures arising from underwriting and non-underwriting activities that could potentially be impacted in various degrees by a systemic credit event.
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

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at September 30, 2015 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at September 30, 2015 (3)
North Atlantic	Windstorm	July 1, 2015	$1,858	15.5%	$2,667	22.3%
North America	Earthquake	July 1, 2015	1,049	8.8%	1,699	14.2%
Europe	Windstorm	July 1, 2015	748	6.2%	993	8.3%
Japan	Earthquake	July 1, 2015	402	3.4%	511	4.3%
Japan	Windstorm	July 1, 2015	325	2.7%	392	3.3%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

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

SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. Subsequent to our acquisition of Catlin described in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition" to the Unaudited Consolidated Financial Statements, the underwriting results of Catlin from the Acquisition Date through September 30, 2015 are included in the Company's Insurance and Reinsurance segments. Our general investment and financing operations are reflected in "Corporate and Other."
Subsequent to our life reinsurance subsidiary transaction described in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements, GreyCastle Life Reinsurance (SAC) Ltd ("GCLR") reinsures the majority of our life reinsurance business through 100% quota share reinsurance (the "Life Retro Arrangements"). The results of the life run-off business ("Run-Off Life Operations") are also reported within Corporate and Other.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$2,200,196	$1,324,418	66.1%
Net premiums written	1,664,562	956,185	74.1%
Net premiums earned	1,632,988	1,018,416	60.3%
Net losses and loss expenses	1,037,727	650,256	59.6%
Acquisition costs	214,773	95,992	123.7%
Operating expenses	334,211	218,281	53.1%
Underwriting profit (loss)	$46,277	$53,887	(14.1)%
Net results – structured products	3,328	3,571	(6.8)%
Net fee income and other (expense)	(5,207)	(3,826)	36.1%

Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Professional	$444,889	$356,490	24.8%
Casualty	803,058	581,333	38.1%
EPC	391,133	144,214	N/M
Specialty	561,116	242,381	N/M
Total	$2,200,196	$1,324,418	66.1%
Gross premiums written increased by 66.1%, primarily due to the Catlin Acquisition. The acquired businesses' portfolio experienced some reductions in renewals in Professional and EPC where premium rates did not support our target returns. The businesses most severely impacted were Energy and U.S. Professional. However, retention of business continued to be strong where premium rates were deemed to be adequate.
When evaluated in local currency, our gross premiums written increased by 72.1%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting businesses written in these currencies.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written increased by 6.0%.
The following is a summary of the premium movements by underwriting division:

▪
Professional - increase of 24.8% is mainly driven by the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced an increase of 11.2% due to increases in renewals and new business in international financial lines and cybertech, partially offset by decreases in retention rate in select professional and unfavorable renewal pricing in North American professional.

▪
Casualty - increase of 38.1% is attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced a decrease of 2.3% which is largely attributable to the effect of adverse foreign exchange on international casualty business as well as decreases in renewals in excess casualty, partially offset by increased new business in North American construction.

▪
EPC - significant increase is due to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced a decrease of 3.5% which is mainly attributable to a decreases in renewals in energy lines and North American property, along with the effect of adverse foreign exchange on international property and international construction. These decreases are partially offset by increases in new business in international construction and North American property.

▪
Specialty - significant increase is mainly attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced an increase of 3.1% due to increases in new business in political risk and trade credit as well as fine arts and specie. These increases are partially offset by decreases in new business in marine and decreases in renewals in aerospace.

Net Premiums Written
The increase of 74.1% largely resulted from the increase in gross written premiums due to the Catlin Acquisition, plus an additional increase mainly due to a decrease in ceded premiums resulting from favorable pricing and the non-renewal of certain reinsurance programs, particularly in Casualty.
Net Premiums Earned
The increase of 60.3% is attributable to the increase in net premiums written as noted above, partially offset by the effect of adverse foreign exchange in the earn-through of the legacy portfolio.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.5%	63.8%	(0.3)
Acquisition expense ratio	13.2%	9.4%	3.8
Operating expense ratio	20.5%	21.5%	(1.0)
Underwriting expense ratio	33.7%	30.9%	2.8
Combined ratio	97.2%	94.7%	2.5
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended		Percentage
	September 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.5%	63.8%	(0.3)
Prior year reserve development	(0.4)%	2.0%	(2.4)
Loss ratio excluding prior year development	63.1%	65.8%	(2.7)
Loss Ratio - excluding prior year development
The 2.7 percentage point decrease in the loss ratio excluding prior year development is due to a lower level of catastrophe losses, the incorporation of the acquired businesses at a lower loss ratio and the amortization of fair value adjustments made as a result of the Catlin Acquisition for the three months ended September 30, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2015 were $11.0 million lower than in the same period of 2014. Excluding prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2015 compared to the same period of 2014 decreased by 1.3 percentage points to 62.7%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2015	2014
Professional	$6,434	$(1,370)
Casualty	(4,264)	(2,061)
EPC	12,771	(13,710)
Specialty	(4,400)	(2,529)
Other (1)	(3,477)	(106)
Total	$7,064	$(19,776)
____________

(1)	Other includes programs, excess and surplus, surety, structured indemnity, certain discontinued lines and the amortization of fair value adjustments made as a result of the Catlin Acquisition.
Net unfavorable prior year reserve development of $7.1 million was attributable to the following:

•
For EPC lines, net prior year development was $12.8 million unfavorable driven by worse than expected loss experience reported for the non-catastrophe exposures in the International construction and North America portfolios, predominantly in the 2010 and 2014 accident years. These deteriorations were partially offset by a reduction in the International energy book to reflect better than expected attritional loss experience predominantly in the 2011 to 2013 accident years.

•
For other lines, net prior year development was $3.5 million favorable driven by a $10.1 million reduction in the structured indemnity book due to the favorable settlement of a large claim. This was partially offset by a strengthening of $8.0 million in the surety book relating to two large claims impacting the 2012 to 2014 accident years.

•	The remainder of the movements were largely due to a reallocation of unallocated loss adjustment expenses and reinsurance bad debt recoveries between lines of business.
Underwriting Expense Ratio
The increase of 2.8 percentage points was due to an increase in the acquisition expense ratio of 3.8 percentage points, partially offset by a decrease in the operating expense ratio of 1.0 percentage points, as follows:

▪	Acquisition expense ratio - increase mainly attributable to the EPC business acquired from Catlin, whose acquisition ratio was higher than the ratio in our legacy business mix.

▪	Operating expense ratio - decreased as a result of initial synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products decreased 6.8% to $3.3 million from the prior year quarter result of $3.6 million. The results include net investment income of $8.2 million and $8.6 million for the three months ended September 30, 2015 and 2014, respectively, and interest expense of $4.9 million and $5.0 million, for the three months ended September 30, 2015 and 2014, respectively. The decrease in the net results was mainly due to a reduction of investment income resulting from a lower asset base, reflecting the run-off nature of this business.
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
Reinsurance
The Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation, credit and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. As a result of the acquisition of Catlin, our reinsurance operations are structured into five geographical regions: Bermuda; North America; London; Europe, Middle East & Africa ("EMEA"); and Latin America, Asia Pacific & Credit ("LAC"). Prior to the Catlin Acquisition, London, EMEA and LAC were reported together as International.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$458,946	$276,284	66.1%
Net premiums written	408,654	258,061	58.4%
Net premiums earned	772,752	435,257	77.5%
Net losses and loss expenses	426,558	209,332	103.8%
Acquisition costs	189,671	84,800	123.7%
Operating expenses	88,682	50,637	75.1%
Underwriting profit (loss)	$67,841	$90,488	(25.0)%
Net results – structured products	1,109	1,720	(35.5)%
Net fee income and other	533	601	(11.3)%

Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Bermuda	$83,608	$36,006	N/M
North America	113,111	121,748	(7.1)%
London	78,182	20,066	N/M
EMEA	50,175	50,362	(0.4)%
LAC	133,870	48,102	N/M
Total	$458,946	$276,284	66.1%
Gross premiums written increased by 66.1%, primarily driven by the Catlin Acquisition. This was offset by lower renewals in North America due to a competitive pricing environment with respect to property and casualty treaty business. In addition, the prior year included favorable premium adjustments that did not repeat in the current year.
When evaluated in local currency, our gross premiums written increased by 70.2%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the US dollar, impacting European business written in this currency.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written decreased by 21.1%.
The following is a summary of the premium movements by region:

▪	Bermuda - significant increase due entirely to the Catlin Acquisition. Excluding the impact of the acquired business, the region performed largely in line with the prior year.

▪
North America - decrease of 7.1% largely attributable to lower renewals due to the competitive pricing environment for Property and Casualty treaty business. In addition, there were unfavorable premium adjustments on prior incepting policies in the current year quarter. The decrease has been offset largely by the increase in premiums due to the Catlin Acquisition.

▪	London - significant increase is entirely a result of the Catlin Acquisition.

▪	EMEA - decrease of 0.4% is mainly attributable to the prior year, which included favorable premium adjustments that did not repeat in the current year quarter.

▪	LAC - significant increase due to the Catlin Acquisition. This was offset by lower renewals resulting from the competitive pricing environment for Property lines of business.
Net Premiums Written
The increase of 58.4% resulted from the gross written premium increases, primarily as a result of the Catlin Acquisition, as outlined above.
Net Premiums Earned
The increase of 77.5% is mainly attributable to the increase in net premiums written, primarily as a result of the Catlin Acquisition, as outlined above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	55.2%	48.1%	7.1
Acquisition expense ratio	24.5%	19.5%	5.0
Operating expense ratio	11.5%	11.6%	(0.1)
Underwriting expense ratio	36.0%	31.1%	4.9
Combined ratio	91.2%	79.2%	12.0
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended		Percentage
	September 30,		Point Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	55.2%	48.1%	7.1
Prior year reserve development	4.6%	3.5%	1.1
Loss ratio excluding prior year development	59.8%	51.6%	8.2
Loss Ratio - excluding prior year development
The 8.2 percentage point increase in the loss ratio excluding prior year development was mainly due to the impact of the Tianjin port explosion in the three months ended September 30, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2015 were $12.0 million higher than in the same period of 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2015 compared to the same period of 2014 increased by 7.8 percentage points to 56.7%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2015	2014
Property and other short-tail lines	$(34,080)	$(9,986)
Casualty and other long-tail lines	(1,102)	(5,370)
Total	$(35,182)	$(15,356)
Net favorable prior year reserve development of $35.2 million for the three months ended September 30, 2015 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $34.1 million. Details of the significant components are as follows:

▪
For property catastrophe and property other lines, net prior year development was $19.9 million favorable due to better than expected development on attritional losses and releases from catastrophe loss events.

▪
For marine and aviation lines, net prior year development was $14.2 favorable due to better than expected development on attritional losses mainly in Europe, London and North America along with a reduction on a 2010 large loss.

▪	Net favorable prior year development for the long-tail lines totaled $1.1 million.

Underwriting Expense Ratio
The increase of 4.9 percentage points was driven by an increase in acquisition expenses due to the amortization of fair value adjustments recognized as a result of the Catlin Acquisition. Additionally, this acquired business carried a different business mix with a higher average commission than that of the Company prior to the Catlin Acquisition.
Net Results - Structured Products
Net results from structured reinsurance products decreased 35.5% to $1.1 million from the prior year quarter result of $1.7 million. The results include net investment income of $7.4 million and $8.3 million for the three months ended September 30, 2015 and 2014, respectively, and interest expense of $6.3 million and $6.2 million and operating expenses of $0.4 million, for the three months ended September 30, 2014. The decrease in the net results was mainly due to a reduction of investment income resulting from a lower asset base, reflecting the run-off nature of this business.
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
Subsequent to the transaction, we no longer consider our Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within Corporate and Other. For a further discussion, see Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.
Impact of Life Retro Arrangements
Subsequent to the completion of the sale of our life reinsurance subsidiary, XLLR, as described in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the impact of the Life Retro Arrangements on the Company's results for the three months ended September 30, 2015 was as follows:

Impact of Life Retro Arrangements	Three months ended September 30,
(U.S. dollars in thousands)	2015	2014
Underwriting profit (loss)	$—	$3,711
Net investment income - Life Funds Withheld Assets	46,586	56,474
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	53,780	2,022
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(149)	—
OTTI on investments - Life Funds Withheld Assets	(2,023)	(7,494)
Exchange (gains) losses	8,754	2,062
Other income and expenses	(121)	124
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(126,140)	(201,264)
Net income (loss)	$(19,313)	$(144,365)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(33,569)	93,921
Change in adjustments related to future policy benefit reserves, net of tax	40,681	51,286
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	12,201	2,869
Total changes to other comprehensive income as a result of Life Retro Arrangements	$19,313	$148,076
Comprehensive income (loss)	$—	$3,711
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
Run-Off Life Operations - not subject to Life Retro Arrangements
During the three months ended September 30, 2015, our net underwriting result from our Run-Off Life Operations not subject to Life Retro Arrangements ("Run-Off Life Operations - not subject to Life Retro Arrangements") was a loss of $9.5 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $10.3 million, producing a net income of $0.8 million.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income, net income from investment affiliates, realized gains (losses) and the change in unrealized gains (losses) over the period by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
Total Return on Investments (1)	0.3%	0.5%

Other Portfolios (2)
Hedge fund portfolio (3)	(0.7)%	1.1%
Equity portfolio	(10.2)%	(2.2)%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents the P&C operations and Run-Off Life Operations for the three months ended September 30, 2015 and 2014.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the three months ended August 31, 2015 and 2014, respectively for both equity and non-equity hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended September 30, 2015 and 2014:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net investment income - excluding Life Funds Withheld Assets (1)	$178,560	$169,956	5.1%
Net income (loss) from investment fund affiliates (2)	(3,715)	24,500	N/M
Net realized gains (losses) on investments	(201)	9,813	N/M
Net realized and unrealized gains (losses) on derivative instruments	(7,903)	5,131	N/M
____________

(1)	Includes net investment income related to the net results from structured products.

(2)
We generally record the income related to hedge fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The increase of 5.1% compared to the prior year was primarily due to the addition of assets as a result of the Catlin Acquisition, partially offset by a reduction in investment yields as a result of lower reinvestment rates. For further information, see Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Unaudited Consolidated Financial Statements included herein.
We estimate that approximately $4.2 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended September 30, 2015 on our portfolio of 1.7%.

Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended September 30, 2015 was moderately negative, reflecting poor results in our hedge fund investments, which more than offset the solid contributions of our private equity and private credit affiliate funds. In particular, hedge funds pursuing event driven and emerging markets strategies were challenged during the quarter, while the results for the private equity and private credit funds, which are lagged by three months, were generally in line with the prior year's quarterly results.
Net Realized Gains and Losses on Investments
Net realized losses of $0.2 million in the three months ended September 30, 2015 included the following:

▪	Net realized gains of $42.5 million resulted primarily from sales of U.S. Government and Government Related fixed maturities and equities, partially offset by losses in corporate securities.

▪	Realized losses of approximately $42.7 million related to the OTTI write-down of certain of our available for sale ("AFS") investments. The main components of the net impairment charges were:

•	$8.0 million for structured securities, principally CDOs that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$4.4 million related to certain equities that were in a loss position for more than 11 months.

•	$3.3 million related to certain equities that were in a loss position greater than 50% of their amortized cost.

•	$3.2 million related to certain high yield securities which we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$2.2 million related to certain Other Investments that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$2.0 million related to certain quasi-government securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

•	$19.6 million related to foreign exchange losses.
Net realized gains on investments of $9.8 million in the three months ended September 30, 2014 included realized losses of $1.1 million related to the write-down of certain of our structured securities and medium term notes with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $11.0 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized losses on derivative instruments of $7.9 million in the three months ended September 30, 2015 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from operating affiliates (1)	$8,196	$20,021	(59.1)%
Exchange (gains) losses	11,661	(23,348)	N/M
Corporate operating expenses	135,500	55,322	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(126,140)	(201,264)	N/M
Interest expense (2)	40,798	31,703	28.7%
Income tax expense (benefit)	(37,042)	30,057	N/M
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2015 and 2014:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from investment manager affiliates	$5,943	$15,900	(62.6)%
Net income (loss) from strategic operating affiliates	2,253	4,121	(45.3)%
Net income (loss) from operating affiliates	$8,196	$20,021	(59.1)%
Net Income from Investment Manager Affiliates
The decrease of 62.6% principally reflects a significant decline in incentive fees generated in the second quarter of 2015 by several investment manager affiliates, which contrasts with the prior year quarter, during which incentive fees for the managers were strong.
Net Income from Strategic Operating Affiliates
The decrease of 45.3% was largely due to the removal of an insurance affiliate that writes direct U.S. homeowners insurance as a result of the sale of ARX, as noted in Item 1, Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate."
Exchange Gains and Losses
The foreign exchange losses of $11.7 million in the three months ended September 30, 2015 were a result of an overall strengthening of the U.S. dollar against many of our major currency exposures, most notably Canadian and Australian dollars. In the three months ended September 30, 2014, foreign exchange gains of $23.3 million were a result of an overall strengthening of the value of the U.S. dollar against most of our major currency exposures, particularly the U.K. sterling, the Euro and the Swiss Franc.
Corporate Operating Expenses
The significant increase was primarily due to costs associated with the Catlin Acquisition as noted in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition" and "Significant Items Affecting the Results of Operations."

Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements, as described in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 28.7% was a result of the overall increase in our debt due to the issuance of subordinated notes in March 2015 and the liabilities assumed as a part of the Catlin Acquisition. For further information about our debt financing, see Item 8, Note 15, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
A tax benefit of $37.0 million and a tax charge of $30.1 million were incurred in the three months ended September 30, 2015 and 2014, respectively. The tax benefit/charge recognized in these periods reflect the combination of our expected full year effective tax rate applicable to each of the years applied to our pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income and discrete tax adjustments which are not part of the effective tax rate. The tax on items excluded from operating net income is calculated at the applicable jurisdictional tax rate.
As a result of the Catlin Acquisition, the expected full year effective tax rate applicable to current year to date pre-tax operating net income has been determined using a single rate approach taking into account the full year expected results, including the post-acquisition results of the acquired businesses. The tax benefit recorded in the current quarter results primarily from projected changes in mix of income between high and low tax jurisdictions and the release of the valuation allowance related to the restructuring of acquired U.S. entities partially offset by an additional expense for uncertain tax positions related to transfer pricing.
Segment Results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$6,074,387	$4,513,749	34.6%
Net premiums written	4,155,442	3,080,432	34.9%
Net premiums earned	4,008,200	3,014,846	32.9%
Net losses and loss expenses	2,551,044	1,917,076	33.1%
Acquisition costs	476,876	300,855	58.5%
Operating expenses	834,829	635,264	31.4%
Underwriting profit (loss)	$145,451	$161,651	(10.0)%
Net results – structured products	9,634	40,106	(76.0)%
Net fee income and other (expense)	(14,705)	(8,605)	70.9%

Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Professional	$1,248,735	$1,095,808	14.0%
Casualty	2,361,320	1,972,297	19.7%
EPC	1,181,012	700,939	68.5%
Specialty	1,283,320	744,705	72.3%
Total	$6,074,387	$4,513,749	34.6%
Gross premiums written increased by 34.6%, primarily due to the Catlin Acquisition. The acquired businesses' portfolio experienced some reductions in renewals in Professional and EPC where premium rates did not support our target returns. The businesses most severely impacted were Energy and U.S. Professional. However, retention of business continued to be strong where premium rates were deemed to be adequate.
When evaluated in local currency, our gross premiums written increased by 41.3%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting businesses written in these currencies.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written increased by 5.9%.
The following is a summary of the premium movements by underwriting division:

▪
Professional - increase of 14.0% driven mainly by the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced an increase of 5.1% due to new business in cybertech and international financial lines, as well as increased pricing and renewals in cybertech, partially offset by decreases in pricing in North America. The acquired Catlin business also experienced decreases in premium during the current year, mainly due to decreases in renewals in international financial lines.

▪
Casualty - increase of 19.7% largely driven by the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced an increase of 1.4% which is largely attributable to new business and increases in renewals in global risk management, North American construction casualty, and casualty excess and surplus, partially offset by adverse foreign exchange in international casualty as noted above.

▪
EPC - increase of 68.5% attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the division experienced a decrease of 10.0% which is mainly attributable to adverse foreign exchange affecting international property and international construction as noted above. Additionally contributing to the adverse variance are decreases in pricing in energy, international property and North American property. The acquired Catlin business also experienced a decrease in premiums during the current year as a result of decreases in renewal premiums in energy business, mainly due to decreases in pricing.

▪
Specialty - increase of 72.3% due to the Catlin Acquisition. Excluding the impact of the acquired businesses, the division experienced an increase of 4.5% mainly due to new business in marine, partially offset by a decrease in renewals in aerospace.

Net Premiums Written
The increase of 34.9% largely resulted from the increase in gross premiums written due to the Catlin Acquisition and other factors as noted above.
Net Premiums Earned
The increase of 32.9% is mainly attributable to the increase in net premiums written due to the Catlin Acquisition as noted above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.6%	63.6%	—
Acquisition expense ratio	11.9%	10.0%	1.9
Operating expense ratio	20.9%	21.0%	(0.1)
Underwriting expense ratio	32.8%	31.0%	1.8
Combined ratio	96.4%	94.6%	1.8
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the nine months ended September 30, 2015:

	Nine Months Ended		Percentage
	September 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	63.6%	63.6%	—
Prior year reserve development	1.0%	2.1%	(1.1)
Loss ratio excluding prior year development	64.6%	65.7%	(1.1)
Loss Ratio - excluding prior year development
The 1.1% percentage point decrease in the loss ratio excluding prior year development was primarily as a result of the incorporation of the acquired businesses at a lower loss ratio as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition in the nine months ended September 30, 2015 as compared to the prior year period, partially offset by the increase in losses related to natural catastrophe events. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the nine months ended September 30, 2015 were $31.4 million higher than in the same period in 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the nine months ended September 30, 2015 compared to the same period of 2014 decreased by 1.6 percentage points to 62.5%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Insurance segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2015	2014
Professional	$13,434	$250
Casualty	(19,183)	37,213
EPC	10,733	(39,677)
Specialty	(45,107)	(42,092)
Other (1)	3,055	(20,797)
Total	$(37,068)	$(65,103)
____________

(1)	Other includes programs, excess and surplus, surety, structured indemnity, certain discontinued lines and the amortization of fair value adjustments made as a result of the Catlin Acquisition.
Net favorable prior year development of $37.1 million was mainly attributable to the following:

▪
For professional lines, net prior year development was $13.4 million unfavorable primarily as a result of worse than expected loss experience reported in the core U.S. and select businesses that drove deteriorations of $40.6 million and $15.5 million, respectively. This was partially offset by reductions of $34.8 million in the core Bermuda book and

$15.6 million in the design book due mainly to better than expected loss experience reported on the 2008 and 2010 report years respectively.

▪
For casualty lines, net prior year development was $19.2 million favorable. This was driven by a release of $17.2 million in the Bermuda excess casualty lines mainly as a result of the better than expected loss experience reported across most accident years, as well as a reduction relating to movements in loss adjustment expenses, reinsurance bad debt and whole account quota shares. These reductions were partially offset by a deterioration of $10.0 million in the global risk management lines driven by worse than expected loss experience primarily on the 2011 to 2013 accident years.

▪
For EPC lines, net prior year development was $10.7 million unfavorable driven by worse than expected loss experience reported for the non-catastrophe exposures in the International construction and North America portfolios, predominantly in the 2010 and 2014 accident years. These deteriorations were partially offset by a reduction in the International energy book to reflect better than expected attritional loss experience.

▪
For specialty lines, net prior year development was $45.1 million favorable driven by a release of $18.8 million in the discontinued Bermuda political risk portfolio arising predominantly from the favorable settlement of a loss on the 2009 accident year and the lapse of the exposure for this account. There were further reductions of $12.7 million in the marine book and $5.7 million in fine art and specie to reflect better than expected loss experience reported across the 2009 to 2013 and 2014 accident years respectively, and a release of $8.2 million in aerospace.

▪
For other lines, net prior year development was $3.1 million unfavorable due primarily to a $5.0 million deterioration in the discontinued surety book relating to reinsurance bad debt as well as a strengthening of $8.0 million in the surety book relating to two large claims impacting the 2012 to 2014 accident years. This was partially offset by a $10.1 million reduction in the structured indemnity book due to the favorable settlement of a large claim.

Underwriting Expense Ratio
The increase of 1.8 percentage point was due to increases in the acquisition expense ratio of 1.9 percentage points and in the operating expense ratio of 0.1 percentage points, as follows:

▪
Acquisition expense ratio - increased as a result of increased acquisition costs mainly attributable to the EPC business acquired from Catlin, which was a result of new business, partially offset by the favorable impact of the modification of our reinsurance structure mentioned above and a change in the mix of business.

▪	Operating expense ratio - increased 0.1 percentage points due to business expansion in the prior year, offset by initial synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products decreased 76.0% to $9.6 million from the prior year result of $40.1 million. The results include net investment income of $23.9 million and $26.5 million for the nine months ended September 30, 2015 and 2014, respectively, and net interest expense (credit), respectively, of $14.3 million and $(13.6) million, for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the net results from the prior year period was mainly from the negotiated termination of one of our larger structured indemnity contracts in the prior year. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Net Fee Income and Other
The decrease compared to the same period of 2014 in net fee income and other expenses was driven by Specialty discontinued lines.

Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Gross premiums written	$2,066,856	$1,627,121	27.0%
Net premiums written	1,854,590	1,486,680	24.7%
Net premiums earned	1,780,829	1,289,431	38.1%
Net losses and loss expenses	834,263	601,897	38.6%
Acquisition costs	419,380	252,909	65.8%
Operating expenses	202,904	139,080	45.9%
Underwriting profit (loss)	$324,282	$295,545	9.7%
Net results – structured products	5,085	8,023	(36.6)%
Net fee income and other	1,981	1,938	2.2%
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Bermuda	$747,854	$576,712	29.7%
North America	466,097	358,952	29.8%
London	235,341	124,670	88.8%
EMEA	336,243	394,412	(14.7)%
LAC	281,321	172,375	63.2%
Total	$2,066,856	$1,627,121	27.0%
Gross premiums written increased by 27.0%, primarily driven by the Catlin Acquisition. The acquired businesses' portfolio experienced a reduction from the prior year due to rate and share reductions and also due to significant multi-year contracts written in the prior year which did not repeat in the current year.
When evaluated in local currency, our gross premiums written increased by 31.5%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting European business written in this currency.
Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written decreased by 2.7%.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 29.7% due to the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced a decrease of 3.1% due to reduced rates and cancellations on property catastrophe business plus the unfavorable impact of foreign exchange rates.

▪
North America - increase of 29.8% largely attributable to the Catlin Acquisition. Excluding the impact of the acquired business, the region saw no significant difference, as increases in our agricultural business were offset by reductions due to the competitive pricing environment.

▪
London - increase of 88.8% is a result of the Catlin Acquisition. Excluding the impact of the acquired business, the region experienced a decrease of 9.0% mainly driven by unfavorable foreign exchange rates particularly on the casualty lines of business plus a decrease in reinstatement premiums due to a non-recurring favorable adjustment in the prior period.

▪
EMEA - decrease of 14.7% is mainly attributable to unfavorable foreign exchange rates particularly on the property and casualty lines of business, as well as a decrease in reinstatement premiums due to a non-recurring favorable adjustment in the prior period, partially offset by the increase of premiums due to the Catlin Acquisition.

▪	LAC - increase of 63.2% due to the Catlin Acquisition. This was partially offset by the impact of unfavorable foreign exchange rates.

Net Premiums Written
The increase of 24.7% resulted from the gross written premium increases as noted above.
Net Premiums Earned
The increase of 38.1% is mainly attributable to the increase in gross premiums written noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	46.8%	46.7%	0.1
Acquisition expense ratio	23.5%	19.6%	3.9
Operating expense ratio	11.5%	10.8%	0.7
Underwriting expense ratio	35.0%	30.4%	4.6
Combined ratio	81.8%	77.1%	4.7
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended		Percentage
	September 30,		Change
	2015	2014	2015 to 2014
Loss and loss expense ratio	46.8%	46.7%	0.1
Prior year reserve development	8.4%	7.2%	1.2
Loss ratio excluding prior year development	55.2%	53.9%	1.3
Loss Ratio - excluding prior year development
The 1.3 percentage point increase in the loss ratio excluding prior year development was primarily as a result of losses due to the Tianjian, China port explosion partially offset by lower levels of natural catastrophe losses in the nine months ended September 30, 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the nine months ended September 30, 2015 were $7.7 million lower than in the same period in 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums, the loss ratio for the nine months ended September 30, 2015 compared to the same period of 2014 increased by 2.4 percentage points to 53.8% due to factors noted above and a deterioration in rate levels in our legacy businesses.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2015	2014
Property and other short-tail lines	$(120,376)	$(55,624)
Casualty and other long-tail lines	(28,032)	(37,684)
Total	$(148,408)	$(93,308)

Net favorable prior year reserve development of $148.4 million for the nine months ended September 30, 2015 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $120.4 million. Details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $23.4 million favorable due to reductions on 2012 and 2013 catastrophe losses and better than expected development on attritional losses mainly in Europe and Asia Pacific being partially offset by worse than expected development on attritional losses mainly in London.

▪
For property other lines, net prior year development was $74.3 million favorable primarily due to better than expected attritional loss development across all books with a small offset due to strengthening on a 2012 catastrophe loss and a 2008 large loss.

▪
For marine and aviation lines, net prior year development was $22.7 million favorable due to better than expected attritional loss development mainly in Europe, London, North America and reductions on a 2005 hurricane and 2010 large loss.

▪	Net favorable prior year development for the long-tail lines totaled $28.0 million. Details of the significant components are as follows:

▪
For casualty lines, net prior year development was $10.1 million favorable due to better than expected attritional loss development across all books and reductions on 2001 and 2009 large losses being partially offset by strengthening on a 2008 large loss.

▪	For other long-tail lines, net prior year development was $17.9 million favorable due to better than expected development on attritional losses mainly in Bermuda and North America.
Underwriting Expense Ratio
The increase of 4.6 percentage points was due to an increase in the acquisition expense ratio of 3.9 percentage points, plus an increase in the operating expense ratio of 0.7 percentage points.
The acquisition expense ratio increase was due to the amortization of fair value adjustments recognized as a result of the Catlin Acquisition. Additionally, this acquired business carried a different business mix with a higher average commission.
Net Results - Structured Products
Net results from structured reinsurance products decreased 36.6% to $5.1 million from the prior year period result of $8.0 million. The results include net investment income of $22.8 million and $26.0 million for the nine months ended September 30, 2015 and 2014, respectively, interest expense of $17.4 million and $17.3 million, and operating expenses of $0.3 million and $0.7 million, for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the net results from the prior year period was mainly due to a reduction in investment income resulting from a lower asset base, reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Corporate and Other (including run-off Life Operations)
As stated above, XLIB sold 100% of the common shares of XLLR. As a result, GCLR reinsures the majority of our life reinsurance business through the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. We announced the run-off of our life reinsurance business in 2009.
Subsequent to the transaction, we no longer consider our Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within Corporate and Other. For a further discussion, see Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.
Impact of Life Retro Arrangements
Subsequent to the completion of the sale of our life reinsurance subsidiary XLLR, as described in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the impact of the Life Retro Arrangements on the Company's results for the nine months ended September 30, 2015 and 2014 were as follows:

Impact of Life Retro Arrangements	Nine Months Ended September 30,
(U.S. dollars in thousands)	2015	2014
Underwriting profit (loss) (1)	$603	$3,711
Net investment income - Life Funds Withheld Assets	143,869	75,639
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	174,555	2,646
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(18,932)	—
OTTI on investments - Life Funds Withheld Assets	(10,110)	(16,265)
Exchange (gains) losses	(5,932)	2,062
Other income and expenses	2,354	105
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(116,333)	(218,810)
Net income (loss)	$170,074	$(150,912)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(317,500)	106,218
Change in adjustments related to future policy benefit reserves, net of tax	127,365	51,286
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	20,664	(2,881)
Total changes to other comprehensive income as a result of Life Retro Arrangements	$(169,471)	$154,623
Comprehensive income (loss)	$603	$3,711
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the nine months ended September 30, 2015 relating to the Life Retro Arrangements transaction which was completed on May 30, 2014.

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
Run-Off Life Operations - not subject to Life Retro Arrangements
During the nine months ended September 30, 2015, our net underwriting result from our Run-Off Life Operations - not subject to Life Retro Arrangements was a loss of $23.1 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $30.4 million, producing a net income of $7.2 million.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income, net income from investment affiliates, realized gains (losses) and change in unrealized gains (losses) over the period by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Total Return on Investments (1)	1.2%	4.3%

Other Portfolios (2)
Hedge fund portfolio (3)	3.9%	5.2%
Equity portfolio	(8.5)%	4.7%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents the P&C operations and Run-Off Life Operations for the nine months ended September 30, 2015 and 2014.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the nine months ended August 31, 2015 and 2014, respectively, for both equity and non-equity hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net investment income - excluding Life Funds Withheld Assets (1)	$512,994	$616,753	(16.8)%
Net income (loss) from investment fund affiliates (2)	62,991	75,486	(16.6)%
Net realized gains (losses) on investments	8,752	109,886	(92.0)%
Net realized and unrealized gains (losses) on derivative instruments	57,127	18,540	N/M
____________

(1)	Includes net investment income related to the net results from structured products.

(2)
We generally record the income related to hedge fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 16.8% was primarily due to the impact of the Life Retro Arrangements since all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. For further information on the Life Retro Arrangements see Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. This was partially offset by income on the addition of assets to our portfolio as a result of the Catlin Acquisition. See Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," for further information.
In addition, a reduction in investment yields as a result of lower reinvestment rates contributed to the net investment income decrease. We estimate that approximately $4.2 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the nine months ended September 30, 2015 on our portfolio of 1.7%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.

Performance for the nine months ended September 30, 2015 was strong but lagged behind very strong results from the same period of 2014. Hedge fund returns were solid in the first nine months of this year and generally diversified across strategies, while very strong equity market returns and moderate volatility during the same period last year were highly supportive of hedge fund returns, in particular for market directional strategies. Private equity fund returns were very strong for the nine months ended September 30, 2015, exceeding the prior year period's results.
Net Realized Gains and Losses on Investments
Net realized gains on investments of $8.8 million included the following:

▪
Net realized gains of $78.6 million resulted primarily from sales of U.S. Government and Government Related fixed maturities and equities, partially offset by losses in corporate securities and other investments.

▪	Realized losses of approximately $69.9 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪	$15.6 million related to certain high yield securities which we no longer intend to hold for a period sufficient to recover fair value to amortized cost.

▪	$8.7 million related to Other Investments that we no longer intend to hold for a period sufficient to recover fair value to amortized cost.

▪	$8.3 million for structured securities, principally CDOs that we no longer intend to hold for a period sufficient to recover fair value to amortized cost.

▪	$5.0 million related to certain equities that were in a loss position for more than 11 months.

▪	$4.0 million related to certain hedge funds that were in a loss position for more than 11 months.

▪	$3.3 million related to certain equities that were in a loss position greater than 50% of their amortized cost.

▪	$2.0 million related to certain quasi-government securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

▪	$23.0 million related to foreign exchange losses.
Net realized gains on investments of $109.9 million in the nine months ended September 30, 2014 included realized losses of $29.5 million related to the write-down of certain of our structured securities and medium term notes and currency losses with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $139.4 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $57.1 million in the nine months ended September 30, 2015 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. As part of our strategy to manage discrete foreign exchange risk associated with the Catlin Acquisition, certain foreign exchange contracts were entered into and other hedging strategies were modified. Upon the closing of the Catlin Acquisition, these contacts were settled and the hedging strategies terminated. Net realized and unrealized gains on derivative instruments for the nine months ended September 30, 2015 include $54.7 million from the Catlin Acquisition-related foreign exchange contracts and hedging strategies. For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from operating affiliates (1)	$40,326	$94,044	(57.1)%
Gain on sale of operating affiliate	340,407	—	N/M
Exchange (gains) losses	49,425	8,234	N/M
Corporate operating expenses	328,930	163,155	N/M
Loss on sale of life reinsurance subsidiary	—	666,423	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(116,333)	(218,810)	(46.8)%
Interest expense (2)	121,317	96,147	26.2%
Income tax expense	20,135	58,724	(65.7)%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2015	2014	2015 to 2014
Net income (loss) from investment manager affiliates	$18,206	$56,030	(67.5)%
Net income (loss) from strategic operating affiliates	22,120	38,014	(41.8)%
Net income (loss) from operating affiliates	$40,326	$94,044	(57.1)%
Net Income from Investment Manager Affiliates
The results for the nine months ended September 30, 2015 reflect a significant decline in the amount of incentive fees generated by an investment manager affiliate relative to the prior year period, where incentive fees for the manager were strong. Other investment manager affiliate results for the nine months were generally consistent with the prior year period.
Net Income from Strategic Operating Affiliates
The decrease of 41.8% was largely due to the sale of our interest of ARX, which was an insurance affiliate that writes direct U.S. homeowners insurance, as noted in Item 1, Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate."
Exchange Gains and Losses
The foreign exchange losses of $49.4 million in the nine months ended September 30, 2015 were a result of an overall strengthening of the U.S. dollar against many of our major currency exposures, particularly the Euro and the Canadian dollar. In the nine months ended September 30, 2014, foreign exchange losses of $8.2 million were a result of an overall weakening of the value of the U.S. dollar against our major currency exposures, particularly the Canadian dollar, and the Euro, partially offset by a weakening in the U.K. sterling.
Corporate Operating Expenses
The significant increase was primarily due to costs associated with the Catlin Acquisition as noted in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition" and "Significant Items Affecting the Results of Operations."
Loss on Sale of Life Reinsurance Subsidiary
The loss on sale of life reinsurance subsidiary was due to the sale of 100% of the common shares of XLLR, a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. For a further discussion, see Item 1, Note 3(e),

"Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements, as described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 26.2% was a result of the overall increase in our debt due to the issuance of subordinated notes in March 2015 and the liabilities assumed as part of the Catlin Acquisition, as well as expenses related to the Bridge Facility, as outlined in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition." For further information about our debt financing, see Item 8, Note 15, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $20.1 million and $58.7 million were incurred in the nine months ended September 30, 2015 and 2014, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applicable to each of the years applied to pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income, and discrete tax adjustments which are not part of the effective tax rate. The tax on items excluded from operating net income is calculated at the applicable jurisdictional tax rate.
As a result of the Catlin Acquisition, the expected full year effective tax rate applicable to current year to date pre-tax operating net income has been determined using a single rate approach taking into account the full year expected results, including the post-acquisition results of the acquired businesses. The current year to date tax charge, which is lower than 2014, reflects a tax benefit related to the release of the valuation allowance related to the restructuring of acquired U.S. businesses partially offset by additional expense for uncertain tax positions related to transfer pricing.
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
As described in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," and Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement for the sale of our life reinsurance subsidiary. The Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, our Consolidated Statements of Income and disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.

As of September 30, 2015 and December 31, 2014, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $38.0 billion and $30.8 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$3,322,300	8.8%	$2,327,160	7.6%
Restricted cash	44,326	0.1%	—	—%
Net receivable/ (payable) for investments sold/ (purchased)	(58,771)	(0.2)%	50,471	0.2%
Accrued investment income	229,410	0.6%	226,721	0.7%
Short-term investments	546,020	1.4%	256,727	0.8%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported	4,298,723	11.3%	2,171,953	7.1%
Corporate - Financials	3,072,530	8.1%	2,761,916	9.0%
Corporate - Non Financials (2)	6,855,590	18.1%	6,016,457	19.4%
RMBS – Agency	3,923,489	10.3%	3,728,576	12.1%
RMBS – Non-Agency	362,965	1.0%	427,351	1.4%
CMBS	850,084	2.2%	1,052,544	3.4%
CDOs	410,163	1.1%	692,034	2.2%
Other asset-backed securities (2)	2,095,598	5.5%	1,065,293	3.5%
U.S. States and political subdivisions of the States	2,648,670	7.0%	2,021,272	6.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,120,149	13.5%	4,240,073	13.8%
Total fixed maturities - AFS	$29,637,961	78.1%	$24,177,469	78.5%
Equity securities	969,706	2.6%	868,292	2.8%
Investments in affiliates	1,592,841	4.2%	1,637,620	5.3%
Other investments	1,676,140	4.4%	1,248,439	4.1%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$37,959,933	100.0%	$30,792,899	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.

(2)
Includes certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $74.3 million and $79.9 million and an amortized cost of $64.6 million and $68.4 million as of September 30, 2015 and December 31, 2014, respectively. These securities have been allocated ratings based on the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. As of September 30, 2015 and December 31, 2014, the average credit quality of our total fixed income portfolio (consisting of U.S. and Non-U.S. government related and supported debt, corporate debt, and asset-backed and mortgage-backed securities, having fixed maturities and including short-term investments, cash and cash equivalents and net receivable/(payable) for investments sold/(purchased)) was "Aa2 (AA)," and Aa3(AA-), respectively. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value (2)	Percent of Total	Carrying Value (2)	Percent of Total
AAA	$14,873	46.6%	$11,509	44.0%
AA	7,130	22.3%	5,334	20.4%
A	6,835	21.4%	6,158	23.6%
BBB	2,401	7.6%	2,321	8.9%
BB and below	596	1.9%	793	3.0%
Not rated	74	0.2%	15	0.1%
Total	$31,909	100.0%	$26,130	100.0%
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
Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $325.8 million on 2,644 securities out of a total of 8,804 held as of September 30, 2015 in our AFS portfolio (excluding Life Funds Withheld Assets) that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•
gross unrealized losses of $96.7 million related to Government and Government Related holdings. Securities in a gross unrealized loss position had a fair value of $3.2 billion as of September 30, 2015.

•	gross unrealized losses of $90.1 million related to the Corporate holdings. Securities in a gross unrealized loss position had a fair value of $3.3 billion as of September 30, 2015.

•
gross unrealized losses of $16.3 million related to Non-Agency RMBS securities (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $234.5 million as of September 30, 2015. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through September 30, 2015 on these asset classes.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position as of September 30, 2015:

(U.S. dollars in thousands)	September 30, 2015
Security Type and Length of Time in a Continual Unrealized Loss Position (1)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(92,603)	$6,659,890
At least 6 months but less than 12 months	(43,472)	1,091,082
At least 12 months but less than 2 years	(47,820)	452,506
2 years and over	(60,614)	1,195,388
Total	$(244,509)	$9,398,866
Equities
Less than 6 months	$(62,978)	$461,018
At least 6 months but less than 12 months	(18,294)	63,674
Total	$(81,272)	524,692
____________

(1)	Excludes Life Funds Withheld Assets.
The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position as of September 30, 2015:

	September 30, 2015
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (1)
Less than 1 year remaining	$(14,789)	$827,692
At least 1 year but less than 5 years remaining (2)	(78,795)	3,736,538
At least 5 years but less than 10 years remaining (2)	(60,038)	1,944,865
At least 10 years but less than 20 years remaining (2)	(11,580)	191,422
At least 20 years or more remaining (2)	(28,299)	288,839
RMBS - Agency	(8,591)	827,887
RMBS - Non-Agency	(16,356)	234,603
CMBS	(4,974)	337,892
CDOs	(10,342)	312,635
Other asset-backed securities	(10,745)	696,493
Total	$(244,509)	$9,398,866
____________

(1)	Excludes Life Funds Withheld Assets.

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

Factors considered in determining that additional OTTI charges were not warranted include management's consideration of current and near term liquidity needs along with other available sources of liquidity, and, in certain instances, an evaluation of the factors and time necessary for recovery. For further information, see Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein.
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
As of September 30, 2015, we had structured securities with gross unrealized losses of $16.3 million on non-Agency RMBS, $10.3 million on core CDOs and $5.0 million on CMBS holdings. Within these security classifications are mortgage and asset-backed securities that had a fair value of $0.03 million, gross unrealized losses of $0.2 million and a cumulative fair value decline of greater than 50% of amortized cost in each case as of September 30, 2015. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
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
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations that currently have a fair value of $64.7 million as of September 30, 2015. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds, private investment funds and medium term notes that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds and medium term notes will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, as of September 30, 2015, our aggregate exposure to European Periphery Nations via our fund investments and medium term notes did not exceed $150 million on a net basis. The exposure was diversified across issues and instruments and across the five European Periphery Nations.
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
Valuation Methodology of Level 3 Assets and Liabilities
See Item 1, Note 4, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As of September 30, 2015, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position as of September 30, 2015.

Fair Value of Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
As of September 30, 2015, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at September 30, 2015	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$4,298,723	$—	—%
Corporate - Financials	3,072,530	10,000	0.3%
Corporate - Non-Financials	6,855,590	5,272	0.1%
RMBS – Agency	3,923,489	2,882	0.1%
RMBS – Non-Agency	362,965	—	—%
CMBS	850,084	—	—%
CDOs	410,163	407,663	99.4%
Other asset-backed securities	2,095,598	36,120	1.7%
U.S. States and political subdivisions of the States	2,648,670	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,120,149	—	—%
Total Fixed maturities, at fair value	$29,637,961	$461,937	1.6%
Equity securities, at fair value	969,706	—	—%
Short-term investments, at fair value	546,020	—	—%
Total investments available for sale	$31,153,687	$461,937	1.5%
Cash equivalents (1)	1,396,002	—	—%
Other investments (2)	1,329,780	278,222	20.9%
Other assets (3)	70,215	14,884	21.2%
Total assets carried at fair value	$33,949,684	$755,043	2.2%
Liabilities
Financial instruments sold, but not yet purchased (4)	$2,281	$—	—%
Other liabilities (5)	45,810	24,568	53.6%
Total liabilities carried at fair value	$48,091	$24,568	51.1%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $346.4 million at September 30, 2015.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased, are included within "Payable for investments purchased" on the balance sheets.

(5)	Other liabilities include derivative instruments, reported on a gross basis.
As of September 30, 2015, our Level 3 assets represented approximately 2.2% of our assets that are measured at fair value and represented approximately 1% of total assets. Our Level 3 liabilities represented approximately 51.1% of liabilities that are measured at fair value but less than 1% of total liabilities at September 30, 2015.
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
Gross unpaid losses and loss expenses totaled $25.8 billion and $19.4 billion as of September 30, 2015 and December 31, 2014, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the nine months ended September 30, 2015:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2014	$19,353,243	$(3,411,526)	$15,941,717
Losses and loss expenses incurred	4,585,212	(1,199,905)	3,385,307
Losses and loss expenses (paid) / recovered	(4,559,638)	833,064	(3,726,574)
Loss reserves acquired	6,933,143	(1,493,267)	5,439,876
Foreign exchange and other	(522,419)	88,287	(434,132)
Balance at September 30, 2015	$25,789,541	$(5,183,347)	$20,606,194
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	September 30, 2015	December 31, 2014
Reinsurance balances receivable	$447,728	$153,613
Reinsurance recoverable on future policy benefits (excluding balances related to the Life Retro Arrangements)	14,228	17,840
Reinsurance recoverable on unpaid losses and loss expenses	5,233,389	3,453,873
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(72,247)	(64,439)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,623,098	$3,560,887

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

Under Irish law, share premium was required to be converted to "distributable reserves" for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. As of September 30, 2015, XL-Ireland had $2.7 billion in distributable reserves.
As of September 30, 2015, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $3.6 million and $0.6 billion, respectively, compared to $22.4 million and $0.9 billion, respectively, as of December 31, 2014.
Excluding the debt acquired as a result of the Catlin Acquisition, all of our outstanding debt as of September 30, 2015 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 25, "Statutory Financial Data," included in our Annual Report on Form 10-K for the year ended December 31, 2014. See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
Impact of Catlin Acquisition on Liquidity and Capital Resources
On May 1, 2015, we completed the Catlin Acquisition. Refer to Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition" to the Unaudited Consolidated Financial Statements included herein for additional information related to the acquisition.
The aggregate consideration for the transaction was $4.1 billion, comprised of $2.29 billion cash consideration and the issuance of 49.9 million ordinary shares valued at $1.85 billion. As discussed in "Capital Resources" above, we had a short term bridge facility available to fund the cash consideration. On March 30, 2015, we issued $1.0 billion of subordinated notes, from which we received proceeds of $980.6 million, and subsequently terminated the bridge facility. The remaining $1.31 billion of cash consideration was funded through cash and cash equivalents on hand.
Following the closing of the Catlin Acquisition and the execution of the actions noted above, we believe that we have adequate capital resources in the aggregate, and that our subsidiaries have the ability to produce sufficient cash flows, to meet expected claims payments and operational expenses and to provide dividend payments to XL-Cayman and XL-Ireland. In turn, we anticipate that we will have adequate capital resources, or the access to capital resources, to meet our obligations, including but not limited to dividend payments to our shareholders, interest payments on our senior and subordinated notes and other liabilities as they come due.
Sources of Liquidity
As of September 30, 2015, on a consolidated basis we had cash and cash equivalents of approximately $3.3 billion as compared to approximately $2.5 billion as of December 31, 2014. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	September 30, 2015	September 30, 2014
Operating activities	$509,500	$728,025
Investing activities	$(33,396)	$1,505,790
Financing activities	$396,912	$(1,634,019)
Effects of exchange rate changes on foreign currency cash	$(54,760)	$(46,894)
Operating Cash Flows
Historically, cash receipts from operations that are typically derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities have generally provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL-Ireland and XL-Cayman. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for the casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.
During the nine months ended September 30, 2015, net cash flows provided by operating activities was $509.5 million compared to net cash flows provided by operating activities of $728.0 million for the same period in 2014. The decrease was driven by lower operating income due to increases in losses and the increases in expenses as a result of the Catlin Acquisition during the nine months ended September 30, 2015 compared to the same period of 2014.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries.
Net cash used in investing activities was $33.4 million in the nine months ended September 30, 2015 compared to net cash provided of $1,505.8 million for the same period in 2014. The decrease in cash flow is mainly attributable to the $2.29 billion cash consideration paid to Catlin shareholders for the Catlin Acquisition, offset by cash acquired of $1.27 billion for a net cash outflow of $1.02 billion, partially offset by additional inflows recorded in the current year due to the additional proceeds from the sale of ARX plus sales of securities to align the investment portfolios of the acquired and legacy businesses.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. As of September 30, 2015 and December 31, 2014, the Company had $18.8 billion and $15.2 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 1, Note 2, "Significant Accounting Policies," that cash in the amount of $147.8 million as of September 30, 2015 is restricted and has been disclosed as such in our consolidated balance sheet.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the nine months ended September 30, 2015, net cash flows provided by financing activities was $396.9 million, mainly due to the issuance of debt, partially offset by share buybacks and preferred dividends paid, compared to net cash used of $1,634.0 million for the same period in 2014, which was predominantly impacted by share buybacks. See "Other Key Focuses of Management - Capital Management" for information regarding the issuance of debt and share buyback activity.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
As of September 30, 2015 and December 31, 2014, we had total shareholders' equity of $13.9 billion and $11.4 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

•	debt;

•	XL-Cayman and Catlin-Bermuda preference shares;

•	letter of credit facilities and other sources of collateral; and

•	revolving credit facilities.
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

Consolidation within the banking industry may result in the reduction of the aggregate amount of credit provided to us . We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, "Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all," included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	September 30, 2015	December 31, 2014
Non-controlling interests - Series D preference ordinary shares of XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares of XL-Cayman	999,500	999,500
Non-controlling interests - non-controlling preference shares of Catlin Insurance Company Ltd. ("Catlin-Bermuda")	562,285	—
Non-controlling interests - Other	55,494	57,515
Ordinary share capital	11,938,229	10,033,751
Total ordinary shares and non-controlling interests	$13,900,508	$11,435,766
Notes payable and debt	2,726,917	1,662,580
Total	$16,627,425	$13,098,346
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	September 30, 2015	December 31, 2014
Ordinary shareholders’ equity – beginning of period	$10,033,751	$9,997,633
Net income (loss) attributable to ordinary shareholders	978,602	188,340
Share buybacks	(292,269)	(801,953)
Share issuances	1,864,672	6,406
Ordinary share dividends	(151,997)	(172,080)
Change in accumulated other comprehensive income	(529,376)	747,801
Share-based compensation and other	34,846	67,604
Ordinary shareholders’ equity – end of period	$11,938,229	$10,033,751
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. As a result of the Catlin Acquisition, we also acquired the non-controlling preference shares issued by Catlin-Bermuda. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. As of both September 30, 2015 and December 31, 2014, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the non-controlling preference shares issued by Catlin-Bermuda as of September 30, 2015 was $562.3 million.

Debt
The following tables present our debt under outstanding securities and lenders' commitments as of September 30, 2015:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	300,000	297,847	2018	—	—	300,000	—
5.75% Senior Notes	400,000	397,415	2021	—	—	—	400,000
6.375% Senior Notes	350,000	349,002	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	492,318	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,179	2027	—	—	—	325,000
Variable Rate Subordinated Notes, face amount €7m	7,823	7,336	2035	—	—	—	7,823
Variable Rate Subordinated Notes, face amount $27m	27,000	25,280	2036	—	—	—	27,000
Variable Rate Subordinated Notes, face amount $31m	31,300	29,305	2036	—	—	—	31,300
Variable Rate Subordinated Notes, face amount $10m	9,800	9,175	2036	—	—	—	9,800
Variable Rate Subordinated Notes, face amount €11m	12,294	11,528	2036	—	—	—	12,294
5.25% Senior Notes	300,000	296,261	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,271	2045	—	—	—	500,000
	$2,763,217	$2,726,917		$—	$—	$300,000	$2,463,217
_______________
(1)    Excluded from the table are revolving credit facilities of $1.5 billion and $1.6 billion as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, $455.9 million and $606.1 million, respectively, were utilized under these facilities as letters of credit, leaving $1.0 billion and $968.9 million, respectively, available for use under the revolving credit facilities.
(2)    "In Use/Outstanding" data represent September 30, 2015 accreted values. "Payments Due by Period" data represents ultimate redemption values.
In addition, see Item 8, Note 15, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
As of September 30, 2015, we had outstanding debt held by investors and debt capacity with banks as follows:

▪	available revolving credit capacity of approximately $1.0 billion; and

▪
senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. As of September 30, 2015, the outstanding issues of unsecured notes are as follows:

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

▪
subordinated unsecured notes of approximately $82.6 million issued by Catlin Underwriting (formerly Wellington Underwriting plc). These notes, for which we intend to exercise our early redemption option on the next respective interest payment dates, require Catlin Underwriting to pay a variable rate of interest based on the rate on three-month deposits in U.S. dollars plus a margin of basis points. As of September 30, 2015, the outstanding subordinated unsecured notes are as follows:

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

Letter of Credit Facilities and other sources of collateral
As of September 30, 2015, we had eighteen letter of credit ("LOC") facilities in place with total availability of $4.9 billion, of which $2.5 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$23,921	2018	$—	$—	$1,000,000	$—
LOC Facility (2)	1,000,000	685,932	2018	—	—	1,000,000	—
LOC Facility	600,000	140,549	Continuous	—	—	—	600,000
LOC Facility	250,000	131,928	Continuous	—	—	—	250,000
LOC Facility (3)	245,000	245,000	2016	—	245,000	—	—
LOC Facility	200,000	200,000	2017	—	200,000	—	—
LOC Facility	100,000	100,000	2017	—	100,000	—	—
LOC Facility	150,000	122,000	Continuous	—	—	—	150,000
LOC Facility	450,000	204,305	2016	—	450,000	—	—
LOC Facility	100,000	100,000	2018	—	—	100,000	—
LOC Facility	100,000	100,000	2018	—	—	100,000	—
LOC Facility	100,000	100,000	2018	—	—	100,000	—
LOC Facility	75,000	75,000	2018	—	—	75,000	—
LOC Facility (4)	75,000	45,000	2016	—	75,000	—	—
LOC Facility	50,000	28,018	2017	—	50,000	—	—
LOC Facility (4)	75,000	42,028	2016	—	75,000	—	—
LOC Facility	230,000	136,318	Continuous	—	—	—	230,000
LOC Facility	50,000	48,887	Continuous	—	—	—	50,000
LOC Facility	—	9,613	2015	9,613	—	—	—
Total LOC facilities	$4,850,000	$2,538,499		$9,613	$1,195,000	$2,375,000	$1,280,000
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

(3)
We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements (defined below) and the maximum amount of letters of credit available under the Goldman Credit Agreement (defined below), in each case with the lender's and issuing lender's consent.

(4)	The unused portions of these credit facilities of $63.0 million is available as revolving credit capacity as noted within our discussion of Debt above.

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
On November 4, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. (the "November 2013 Credit Agreement" and, together with the May 2013 Credit Agreement, the "2013 Citi Agreements").
Collectively, the 2013 Citi Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $345.0 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements with the lender's and issuing lender's consent.
The commitments under the 2013 Citi Agreements expire on, and such credit facilities are available until, the earlier of (i) June 20, 2017 (with respect to the May 2013 Credit Agreement) and December 20, 2016 (with respect to the November 2013 Credit Agreement) and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
On September 8, 2015, XL-Cayman entered into a new credit agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender, and a continuing agreement for standby letters of credit with Goldman Sachs Bank USA. On September 9, 14, and 16, 2015, XL-Cayman entered into first, second and third amendments, respectively, to such credit agreement (as amended, the Goldman Credit Agreement”). XL-Cayman entered into the Goldman Credit Agreement to replace the letter of credit capacity under a credit agreement with Citicorp USA, Inc. initially entered into on August 6, 2013 that expired by its terms on September 20, 2015.
The Goldman Credit Agreement and the continuing agreement for standby letters of credit provide for issuance of letters of credit in an aggregate amount of up to $200 million. XL-Cayman has the option to increase the maximum amount of letters of credit available under the Goldman Credit Agreement with the lender's and issuing lender's consent.
The commitments under the Goldman Credit Agreement expire on, and such credit facility is available until, the earlier of (i) September 20, 2017 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.

As a result of the Catlin Acquisition, the Company has the following credit facilities that Catlin had previously entered into:

•
A $450 million unsecured multi-bank facility available for utilization by certain subsidiaries of the Company and guaranteed by Green Holdings. The facility has a termination date of December 31, 2016.

•
A bilateral facility available for utilization by Catlin-Bermuda, collateralized by pledged financial assets. As of September 30, 2015, $136 million of letters of credit were issued under this facility.

•
A bilateral facility available for utilization by Catlin Re Switzerland Ltd, collateralized by pledged financial assets. As of September 30, 2015, $49 million of letters of credit were issued under this facility.

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

•	Two unsecured bilateral revolving credit and letter of credit facilities, available for utilization by certain subsidiaries of Catlin and guaranteed by Green Holdings amounting to $150 million.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003. As of September 30, 2015, $10 million of letters of credit were issued under this facility.

•	Catlin, Inc. has letters of credit amounting to $1 million issued for the benefit of various parties.
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
This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events of losses. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - General - Cautionary Note Regarding Forward-Looking Statements."
As described in Item 1, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," and Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement between XLIB and GreyCastle. The Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. We are principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, credit risk, equity price risk and other related market risks.
The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, hedge fund investments, public equities, private investments, derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. Our fixed income and equity securities are generally classified as available for sale, and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads and defaults, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our Investment Policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, total return swaps, credit default swaps and swaptions, and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our comprehensive framework of investment decision authorities ("Authorities Framework"). Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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
As of September 30, 2015 and December 31, 2014, bond index futures outstanding had net long positions of $21.4 million and $410.2 million, respectively, and stock index futures outstanding had a net short position of $(22.7) million and a net long position of $3.8 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies as of September 30, 2015 and December 31, 2014:

(Foreign currency in millions)	September 30, 2015	December 31, 2014
Euro	30.8	129.7
U.K. Sterling	166.3	139.4
Swiss Franc	61.4	155.7
Canadian Dollar	340.6	190.4
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.2 years as of September 30, 2015.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) as of September 30, 2015:

Percentage of Aggregated Fixed Income Portfolio (1)(2)
AAA	46.6%
AA	22.3%
A	21.4%
BBB	7.6%
BB or Below	1.9%
NR	0.2%
Total	100.0%
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

As of September 30, 2015, the average credit quality of our aggregate fixed income investment portfolio was "Aa2 (AA)." Our $14.0 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+," our $10.2 billion portfolio of corporates was rated "A," and our $7.6 billion structured securities portfolio was rated "AA+."
We are closely monitoring our corporate financial bond holdings given the events of the global financial crisis. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our investment portfolio as of September 30, 2015, representing both amortized cost and net unrealized gains (losses):

	September 30, 2015
Issuer (by Global Ultimate Parent) (1)(2) (U.S. dollars in millions)	Weighted Average Credit Quality (3)	Amortized Cost	Unrealized Gain/ (Loss)
WELLS FARGO & COMPANY	A+	$178.3	$3.6
THE GOLDMAN SACHS GROUP, INC.	A-	162.4	3.4
ROYAL BANK OF CANADA	AA+	156.4	1.0
JPMORGAN CHASE & CO.	A	156.0	3.4
BANK OF AMERICA CORPORATION	A-	134.0	0.5
CITIGROUP INC.	A-	132.6	3.6
THE BANK OF NOVA SCOTIA	AA+	132.0	0.1
WESTPAC BANKING CORPORATION	AA+	129.3	2.6
COMMONWEALTH BANK OF AUSTRALIA	AA+	122.9	1.6
UBS GROUP AG	AA-	122.5	2.3
RABOBANK NEDERLAND	AA-	116.4	3.2
NATIONAL AUSTRALIA BANK LIMITED	AA	108.9	1.5
HSBC HOLDINGS PLC	A+	101.1	1.7
LLOYDS BANKING GROUP PLC	AA+	99.9	2.6
SVENSKA HANDELSBANKEN AB	AA	94.0	0.6
THE TORONTO-DOMINION BANK	AA+	93.0	0.1
THE PNC FINANCIAL SERVICES GROUP, INC.	A	92.7	1.0
BB&T CORPORATION	A	75.0	0.7
AMERICAN EXPRESS COMPANY	A	70.7	1.2
BNP PARIBAS	A+	70.5	0.6
MORGAN STANLEY	A-	70.4	(1.0)
NATIONAL BANK OF CANADA	AA+	69.7	0.7
CREDIT SUISSE GROUP AG	A	68.3	1.5
AUSTRALIA AND NEW ZEALAND BANKING GROUP LIMITED	AA+	67.0	1.4
U.S. BANCORP	A+	65.8	0.5
BANK OF MONTREAL	AA	59.9	0.7
ING GROEP N.V.	AA-	59.0	1.3
MITSUBISHI UFJ FINANCIAL GROUP, INC.	A	54.0	0.6
____________

(1)	Includes Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

(3)
The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings (where available). U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations

As of September 30, 2015, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.5% of the aggregate fixed income portfolio and approximately 14% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter ("OTC") derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)(2)	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	0.6%
THE GOLDMAN SACHS GROUP, INC.	0.5%
JPMORGAN CHASE & CO.	0.5%
ROYAL BANK OF CANADA	0.5%
CITIGROUP INC.	0.4%
BANK OF AMERICA CORPORATION	0.4%
WESTPAC BANKING CORPORATION	0.4%
THE BANK OF NOVA SCOTIA	0.4%
UBS GROUP AG	0.4%
COMMONWEALTH BANK OF AUSTRALIA	0.4%
____________

(1)	Corporate issuers include Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.
As of September 30, 2015, the top 5 corporate sector exposures listed below represented 23.9% of the aggregate fixed income investment portfolio and 74.8% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (2)	$3,112.2	9.8%
Consumer, non-Cyclical	1,832.5	5.7%
Industrial	937.0	2.9%
Consumer, Cyclical	922.1	2.9%
Utilities	814.1	2.6%
Total	$7,617.9	23.9%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.6 billion structured securities portfolio, of which 89.2% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
Agency RMBS	$3,923.5	51.3%
Non-Agency RMBS	363.0	4.7%
CMBS	850.1	11.2%
Core CDOs (non-ABS CDOs and CLOs)	410.2	5.4%
Other ABS (2)	2,095.6	27.4%
Total	$7,642.4	100.0%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Includes Covered Bonds.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. As of September 30, 2015, our equity portfolio was approximately $968.8 million as compared to $789.1 million at December 31, 2014. This excludes fixed income fund investments of $0.9 million and $79.2 million as of September 30, 2015 and December 31, 2014, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. As of September 30, 2015 and December 31, 2014, our direct allocation to equity securities was 2.6% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. As of September 30, 2015, our exposure to private investments, excluding unfunded commitments, was $525.7 million, representing 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $325.2 million as of December 31, 2014.
Our hedge fund investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.7 billion representing approximately 4.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of September 30, 2015, as compared to December 31, 2014 when we had a total exposure of $1.7 billion representing approximately 5.6% of the total investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio as of September 30, 2015 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios as of September 30, 2015, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,122.6)	$(259.5)	$(1,052.8)	$(88.2)	$969.2
(I) Fixed Income Portfolio	(1,117.9)	—	(1,011.6)	(81.7)	948.9
(a) Cash & Short Term Investments	(12.0)	—	(5.9)	(0.3)	5.2
(b) Total Government Related	(506.7)	—	(311.7)	(11.8)	397.5
(c) Total Corporate Credit	(354.3)	—	(387.5)	(48.1)	349.8
(d) Total Structured Credit	(244.9)	—	(306.5)	(21.5)	217.5
(II) Non-Fixed Income Portfolio	—	(259.5)	—	—	512.6
(e) Equity Portfolio	—	(102.4)	—	—	312.2
(f) Hedge Fund Portfolio	—	(76.1)	—	—	161.3
(g) Private Investments	—	(80.9)	—	—	78.9
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

(2)
The estimated impact on the fair value of our investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in our equity portfolio, certain equity-sensitive hedge fund investments and private equity investments. This includes our estimate of equity risk embedded in the hedge fund and private investment portfolios with such estimates utilizing market exposures provided to us by certain individual fund investments, internal statistical analyses, and/or various assumptions regarding illiquidity and concentrations.

(3)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge fund investments, private investments and counterparty exposure.

(4)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +10% increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge fund investments, private investments and counterparty exposure.

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR as of September 30, 2015 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

Life Funds Withheld Assets
The table below shows the Life Funds Withheld Assets by credit rating in percentage terms as of September 30, 2015:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	12.5%
AA	32.2%
A	30.2%
BBB	24.2%
BB or Below	0.9%
Total	100.0%
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

As of September 30, 2015, the average credit quality of the Life Funds Withheld Assets was "A+".
As of September 30, 2015, the top 5 corporate sector exposures listed below represented 40.6% of the Life Funds Withheld Assets.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$669.6	13.9%
Utilities	547.5	11.3%
Consumer, non-Cyclical	324.1	6.7%
Industrial	226.5	4.7%
Communications	194.8	4.0%
Total	$1,962.5	40.6%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

ITEM 4.	CONTROLS AND PROCEDURES
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
On May 1, 2015, the Company completed the Catlin Acquisition described in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition" to the Unaudited Consolidated Financial Statements included herein. Catlin's assets constituted approximately 28.4% of the Company's consolidated assets as of September 30, 2015 and revenue constituted approximately 40.0% of the Company's revenues for the three month period ended September 30, 2015. At this time, we are in the process of evaluating internal control over financial reporting for the Catlin businesses acquired, and accordingly, in reliance upon SEC interpretive guidance related to recent acquisitions, we did not consider the Catlin businesses when we evaluated our internal control over financial reporting for purposes of our evaluation of disclosure controls and procedures.
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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material developments to such proceedings during the three months ended September 30, 2015.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment as of September 30, 2015, no such disclosures are considered necessary.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended September 30, 2015 of its ordinary shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2015 to July 31, 2015	1,585,798	$37.88	1,583,821	$97.6	million
August 1, 2015 to August 31, 2015	1,301,499	$38.85	1,299,618	$949.5	million
September 1, 2015 to September 30, 2015	1,872,347	$37.12	1,872,229	$880.0	million
Total	4,759,644	$37.85	4,755,668	$880.0	million
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

The following exhibits are filed as exhibits to this Quarterly Report:

10.1
Amendment, dated August 7, 2015, to the Letter of Assignment, dated May 27, 2015, between XL Group plc, XL Services (Bermuda) Ltd and Stephen Catlin, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the quarter ended June 30, 2015.

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

Date:	November 5, 2015
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	November 5, 2015
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc