Form 10-K
period 2015-12-31
XL GROUP PLC
filed 2016-02-26
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL GROUP
Public Limited Company
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-0665416 (I.R.S. Employer Identification No.)
XL House, 8 St. Stephen's Green, Dublin 2, Ireland (Address of principal executive offices and zip code)	+353 (1) 400-5500 (Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange
XLIT Ltd. 2.30% Senior Notes due 2018	New York Stock Exchange
XLIT Ltd. 5.75% Senior Notes due 2021	New York Stock Exchange
XLIT Ltd. 4.45% Subordinated Notes due 2025	New York Stock Exchange
XLIT Ltd. 5.25% Senior Notes due 2043	New York Stock Exchange
XLIT Ltd. 5.5% Subordinated Notes due 2045	New York Stock Exchange

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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2015 was approximately $11.2 billion computed upon the basis of the closing sales price of the ordinary shares on June 30, 2015. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 23, 2016, there were 291,794,761 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.
Documents Incorporated By Reference
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders scheduled to be held on May 13, 2016 are incorporated by reference into Part III of this Form 10-K.

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
History
XL Group plc, through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company traces its roots to the merger of insurance company EXEL Limited ("EXEL") and reinsurance company Mid Ocean Limited ("Mid Ocean"), both of which maintained principal operations in Bermuda and were incorporated in the Cayman Islands in 1986 and 1992, respectively. In 1998 EXEL and Mid Ocean merged into a newly formed holding company in the Cayman Islands, EXEL Merger Company, which subsequently changed its named to XL Capital Ltd in February of 1999. Our primary operating companies originating from these merged entities are XL Re Ltd. ("XL Re") and XL Insurance (Bermuda) Ltd. ("XLIB").
In June 1999, XL Capital Ltd acquired NAC Re Corp ("NAC"), a Delaware corporation, in a stock merger; a combination which expanded our reinsurance business within North America. NAC was subsequently renamed XL Reinsurance America Inc. ("XLRA"), and currently serves as pool leader for most of our United States-based insurance and reinsurance operations.
In July 2001, we acquired certain business operations and companies from Winterthur Swiss Insurance Company to extend and complement our predominantly North American-based large corporate insurance business globally.  XL Insurance Company SE (then known as Winterthur International Insurance Company), together with other subsidiaries, absorbed the business operations from this acquisition. XL Insurance Company SE, based in the United Kingdom ("U.K."), serves as one of our principal European insurance platforms.
In September 2003, we completed the last stage of a step acquisition, in which we obtained 100% of French reinsurer Le Mans Re ("Le Mans"), to expand our reinsurance business in Europe. In 2006, we received approval to form a new European company, XL Re Europe Limited (since renamed XL Re Europe SE) based in Dublin, Ireland, which is licensed to write all classes of reinsurance business. XL Re Europe SE, which absorbed the Le Mans operations, serves as one of our principal European reinsurance platforms.
In August 2006, we completed the sale of approximately 37% of our then financial guarantee reinsurance and insurance businesses through an initial public offering of common shares of Syncora Holdings Ltd ("Syncora") (formerly Security Capital Assurance Ltd or "SCA"). In June 2007, we further reduced our ownership in Syncora to approximately 46% through a secondary offering of Syncora's common shares. In August 2008, we closed an agreement (the "Master Agreement") with Syncora and its subsidiaries, as well as certain counterparties to credit default swap agreements, in connection with the termination of certain reinsurance and other agreements. As part of the Master Agreement, we transferred our remaining ownership interest in Syncora to a trust and, as a result, have had no further ownership interest in Syncora since August 2008.
In July 2010, XL Group plc, a newly formed Irish public limited company ("XL-Ireland"), and XL Capital Ltd (now known as XLIT Ltd.) ("XL-Cayman"), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (the "Redomestication"). As a result, XL-Cayman became a wholly-owned subsidiary of XL-Ireland. In connection with the Redomestication, the Irish High Court approved XL-Ireland’s creation of distributable reserves.
We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations ("Run-Off Life Operations"). On May 1, 2014, XLIB entered into a sale and purchase agreement with GreyCastle Holdings Ltd ("GreyCastle") providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd ("XLLR"), to GreyCastle (subsequent to the transaction, XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")). This transaction closed on May 30, 2014. As a result of the transaction, we have ceded the majority of our life reinsurance business to GCLR via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). This transaction covers a substantial portion of our life reinsurance reserves. The designated investments that support the GreyCastle Life Retro Arrangements on a funds withheld basis ("Life Funds Withheld Assets") are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the Company's ceding subsidiaries and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR.
On May 1, 2015 (the "Acquisition Date"), we completed our acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin Group Ltd ("Catlin") for $4.1 billion in cash and ordinary shares of XL-Ireland, as contemplated by the Implementation Agreement, dated January 9, 2015 (the "Implementation Agreement"), by and among XL-Ireland, Green Holdings Limited, a wholly-owned subsidiary of the Company ("Green Holdings"), and Catlin, pursuant to which Catlin was merged with and into Green Holdings. Prior to the closing of the Catlin Acquisition, Catlin was a publicly traded company listed on the London Stock Exchange and headquartered in Bermuda. Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. As a result of the Catlin Acquisition, we have enhanced our global network and business platforms, in particular our presence at Lloyd's, where we are the largest underwriting syndicate.
Our results of operations for the year ended December 31, 2015 include the results of operations of Catlin for the period from May 1, 2015 through December 31, 2015. See Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
Unless the context otherwise indicates, references herein to the "Company", "we", "us" or "our" are to, and the Consolidated Financial Statements herein include, the accounts of, XL-Ireland and its consolidated subsidiaries.
See further information under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Segments
We are organized into two operating segments: Insurance and Reinsurance. Our general investment and financing operations, and our Run-Off Life Operations, are reflected in Corporate and Other.
As noted above, GCLR reinsures the majority of our life reinsurance business via the GreyCastle Life Retro Arrangements. This transaction covered a substantial portion of our life reinsurance reserves. See Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenues and expenditures are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our property and casualty ("P&C") operations. Investment assets related to our Run-Off Life Operations, and certain structured products included in our Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or, with respect to our Run-Off Life Operations, included in Corporate and Other. While retaining the ability to identify investment assets and their performance by operation, the investment portfolio is managed on an aggregate basis. See "Business - Investments" section for further discussion of our portfolio management structure.
The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2015, 2014 and 2013. Additional financial information about our segments, including financial information about geographic areas, is included in Item 8, Note 5, "Segment Information," to the Consolidated Financial Statements included herein.

(U.S. dollars in thousands)	Gross Premiums Written			Percentage Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Insurance	$8,395,846	$5,976,011	$5,523,181	40.5%	8.2%
Reinsurance	2,273,163	1,785,479	1,893,611	27.3%	(5.7)%
Corporate and Other	309,916	333,436	324,343	(7.1)%	2.8%
Total	$10,978,925	$8,094,926	$7,741,135	35.6%	4.6%
Insurance Segment
General
Our insurance operations are organized as a matrix which pairs our global industry and product expertise with a strong local infrastructure that includes decision makers familiar with local needs and market dynamics. It includes four global product divisions: Global Casualty, Global Energy, Property, & Construction, Global Professional and Global Specialty, as well as four regions: Americas; Europe, Middle East & Africa ("EMEA"); U.K. & Ireland; and Asia Pacific.
Our insurance operations provide customized insurance policies for complex corporate risks that may require large limits, use of a captive insurance company and the need for a global program of locally issued policies. These programs are marketed and distributed through a wide variety of local, national and international producers. Large deductibles and self-insured retentions are incorporated into these policies to further manage risk along with stringent underwriting guidelines. While our insurance operations are known for insuring large complicated risk, certain of our products are targeted to small and midsize companies and organizations, such as our professional liability and program/facility businesses. We focus on lines of business that we believe will provide the best return on capital over time.
The Insurance segment’s most significant operating legal entities in 2015 based on revenues were as follows: XLIB, XL Insurance Company SE, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company,

XL Insurance America, Inc., Catlin Insurance Company (U.K.) Ltd., as well as Lloyd's Syndicates 1209, 2003 and 3002. As a result of the Catlin Acquisition, we have initiated the process of consolidating and simplifying our legal entity structure.
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
Global Casualty ("Casualty")
Casualty provides primary and excess casualty, environmental liability, excess and surplus lines, surety, program/facilities and North American construction business. The division writes business on a wholesale basis via our Lloyd's platform and the excess & surplus market in the U.S., and on a retail basis via our global retail network.
Casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large multinational companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. The primary casualty programs and risk management accounts generally require customers to take large deductibles or self-insured retentions. For the excess business, our liability attaches after large deductibles, including self-insurance or insurance layers provided by other companies. Policies are written on an occurrence, claims-made and occurrence reported basis.
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
Excess and surplus lines products include general liability, property, excess auto and excess liability coverages where most Insurance Services Office, Inc. ("ISO") products are written. Targets include a variety of classes, with a focus on "one-off" risks generated by contracted wholesale brokers.
Surety products include contract bonds, including bid, performance, payment and contractor qualification bonds, as well as commercial surety bonds, including appeal, court and qualification bonds. These products in general provide large capacity and are written on a sole surety, co-surety or shared surety basis.
Our program/facilities business specializes in insurance coverages for distinct market segments, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. These products encompass mostly P&C coverages.
North America construction products include property coverages (builders risk, contractors equipment, property and inland marine), general liability, U.S. workers' compensation and commercial auto, as well as professional liability for contractors and owners, excess umbrella, subcontractor default insurance, and primary casualty wrap ups.
Global Energy, Property and Construction ("EPC")
Our energy team has a strong presence in wholesale markets such as London and Singapore, in addition to dedicated and experienced teams in retail focused markets in Europe, Asia Pacific, Middle East and North America. Teams underwrite all aspects of the energy cycle, from exploration and production phases to midstream and downstream phases. Appetite ranges from single location risks to multinational companies with global risks - and cover is available as primary, excess or full value. Products and services include: control of well; drilling contractors; energy casualty; offshore construction projects; and offshore and onshore energy property/business interruption.
The property team relies on technical underwriting, combined with wordings and claims expertise to offer customized cover to suit client needs. Through its Property Risk Engineering/Global Asset Protection Services ("GAPS") unit, the property team offers risk assessment and consultancy services to help build a holistic risk management strategy for our clients. GAPS' risk profile includes a range of real estate, commercial and industrial properties. The appetite is for both retail and wholesale business, which can be underwritten through a variety of platforms. Placement can be direct, facultative reinsurance, lineslips, global fronting, package deals or through delegated authorities. Products and services include: commercial combined packages, general property, business interruption and boiler and machinery.
Our international construction team has underwriters in 15 cities across Europe, the Americas and Asia Pacific. The team offers a diverse range of construction-related products as well as risk engineering services. Local underwriters and engineers can tailor construction insurance programs to meet client specific project requirements. Products and services include:

advanced loss of profits/delay in start-up; annual facilities for employers and contractors; commercial project builders insurance; construction/contractors all risks; engineering/erection all risks; machinery breakdown; and Shariah compliant property and construction insurance, among others.
Global Professional Lines ("Professional")
Professional provides a broad range of Professional Liability products to professional services firms and public and private companies, globally. Products are offered on a primary and excess basis, locally or as global programs.
Professional includes directors’ and officers’ liability, errors and omissions liability, employment practices liability, crime, fiduciary and technology and cyber liability coverages. Policies are written on both a primary and excess of loss basis.
Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability related to both public and private companies as well as financial institutions. Products are targeted at a variety of different sized companies in various industries.
Employment practices liability is written primarily for very large corporations on an excess of loss basis and covers those firms for legal liability relating to the treatment of employees. Employment practices is written on a primary basis for small private companies on a package basis with other professional coverages.
Errors and omissions coverage is written on a primary and excess basis for professional services firms. Errors and omissions insurance is targeted to small-sized firms and can be written on a primary basis through third parties.
Crime can be written on a stand-alone basis or on a package basis with other professional coverages. Crime is written on a primary and excess basis.
Fiduciary can be written on a stand-alone basis or on a package basis with other professional coverages. Fiduciary is written on a primary and excess basis.
Global Specialty Lines ("Specialty")
Specialty includes the following lines of business: aviation & satellite, marine (including North America inland marine), fine art & specie, equine, livestock & aquaculture, crisis management (product recall, political violence, kidnap & ransom, contingency, sport & leisure, title), political risk, trade credit and life, accident & health. The London wholesale market makes up a significant portion of the Specialty premium income, and we take full advantage of the Lloyd's trading market for subscription business.
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
Marine coverage includes marine hull and machinery, marine war, marine excess liability and cargo insurance.
Fine art and specie coverages include fine art and other collections, jewelers' block, cash in transit and related coverages for financial institutions.
Equine, livestock & aquaculture products specialize in providing bloodstock, livestock and aquaculture insurance.
Our crisis management team writes a broad suite of products, many of which are backed by service provision from third party crisis response consultants. Product recall coverages written include product contamination for the food and beverage sector and end-product consumer goods and product guarantee aimed at component part manufacturers. The team also provides insurance to protect assets that are exposed to war, terrorism and political violence attacks, as well as kidnap, ransom and extortion crisis protection. The contingency team is primarily focused on event cancellation business for trade shows, sports and entertainment events. The sport and leisure insurance team provides coverage to the sports and leisure industries, offering property, liability and personal accident coverage.
Political risk and trade credit coverages include contract frustration, foreign direct investment, trade credit and trade receivable insurance for clients involved in domestic and international business.
Finally, our life, accident & health business provides life and accident & health coverages and is a leader in specialist classes, particularly aviation loss of license.

Regions
We serve clients (including members of the Fortune 500, FTSE 100, Germany's DAX and France's CAC 40) in more than 160 countries across the world, through our global network of own locally licensed and Lloyd's operations, and network partners managed from our three network partner management hubs in Austria, Hong Kong and Mexico.
Our Asia Pacific region operates with a mix of locally licensed and Lloyd's operations, including two representative offices in Japan and India. We have underwriting operations in Hong Kong; Labuan, Malaysia; Melbourne, Australia; Shanghai, China; Singapore; and Sydney, Australia.
Our Americas region operates across Bermuda, Canada, Latin America and the United States. It serves clients and brokers from more than 30 office locations.
Our EMEA region serves clients and brokers from more than 20 offices across Europe, the Middle East and Africa.
Our U.K. & Ireland region operates out of seven locations: Birmingham, Chelmsford, Dublin, Guernsey, Ipswich, London and Manchester. Our London office is the largest in our global network, reflecting the London market position as the leading international insurance hub. Smaller offices across the U.K. focus on regional U.K. business.
Underwriting
We underwrite and price most risks individually following a review of the exposure and in accordance with our underwriting guidelines. Most of our insurance operations have underwriting guidelines that are industry-specific. We seek to serve our clients while controlling our exposure both on a portfolio basis and on individual insurance contracts through terms and conditions, policy limits and sublimits, attachment points and facultative and treaty reinsurance arrangements on certain types of risks.
Our underwriters, supported by dedicated teams of claims and pricing actuaries, generally evaluate each industry category and subgroups within each category. Premiums are set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the perceived risk of the insured relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured’s risk relative to the group. Our rating methodology for individual insureds seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured’s operations, exposures to loss, including natural hazard exposures, risk management quality and other specific risk factors relevant in the judgment of our underwriters to the type of business being written.
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
Risk Engineering
Included within our Property insurance business is the Property Risk Engineering/GAPS unit, which charges fees for loss prevention and risk engineering consulting services. This includes conducting on-site inspections and consulting services related to loss prevention, reviews of building plans for fire protection design, computer assisted drawings (diagrams) of facilities, recommendations on how to improve site protection, reviews of existing loss prevention reports/information for underwriters, training for clients' internal teams on risk prevention and business continuity, summarizing multiple sources of information into an account summary, and providing underwriters an opinion on the risk to assist with risk selection, pricing and other underwriting decisions. The property engineering team consists of staff located in over 20 countries. Services are offered on a bundled (tied to an insurance contract) as well as unbundled basis.

Other engineering resources support casualty, environmental, specialty and construction lines and serve as internal consultants to their respective underwriting teams, assisting them with making underwriting decisions and provide client support, as well as helping their customers improve their local site or account protection.
Reinsurance Ceded
During 2015, we centralized the purchase of reinsurance protection to cover both the Insurance and Reinsurance Segments. See "Global Reinsurance Ceded," below, and Item 8, Note 10, "Reinsurance" to the Consolidated Financial Statements included herein for further information.
Premiums
Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands)	2015			2014			2013
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Professional	$1,754,631	$1,195,541	$1,163,302	$1,550,929	$1,076,209	$1,075,420	$1,465,689	$1,161,045	$1,370,196
Casualty	2,677,828	1,771,705	1,685,748	2,150,302	1,437,889	1,422,684	1,975,330	1,434,967	1,389,851
Property	1,621,919	1,069,837	1,021,037	874,198	538,027	544,856	875,773	568,575	544,278
Specialty	1,934,034	1,514,958	1,473,929	1,013,592	791,024	737,281	906,650	746,517	732,042
Other (1)	407,434	307,893	304,466	386,990	291,002	246,472	299,739	242,989	231,310
Total	$8,395,846	$5,859,934	$5,648,482	$5,976,011	$4,134,151	$4,026,713	$5,523,181	$4,154,093	$4,267,677
____________

(1)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.
Competition
We compete globally in the P&C insurance markets. Our competitors include the following companies and their affiliates: Allianz SE ("Allianz"); American International Group, Inc. ("AIG"); Factory Mutual Global ("FMG") (for property only); The Hartford Financial Services Group, Inc. ("Hartford"); Lloyd’s of London Syndicates ("Lloyd’s"); Chubb Limited ("Chubb"); The Travelers Companies ("Travelers"); and Zurich Insurance Group Ltd ("Zurich").
The major geographical markets for our P&C insurance operations are North America, Europe and Bermuda. Our main competitors in each of these markets include the following:
North America – AIG, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, Liberty Mutual Group, Arch Capital Group Ltd ("Arch"), W.R. Berkley Corporation, Markel Corporation ("Markel") and Lloyd’s (including Amlin, Beazley, Hiscox, Kiln and QBE).
Europe – Allianz, AIG, FMG, Zurich, AXA Insurance Ltd ("AXA"), Chubb, Lloyd’s, Assicurazioni Generali, HDI-Gerling Industrie Versicherung AG and MAPFRE S.A ("Mapfre").
Bermuda – Allied World Assurance Company, AXIS Capital Holdings Ltd ("AXIS"), Chubb, Markel, Endurance Specialty Insurance Ltd and Arch.
Marketing and Distribution
The majority of business in our Insurance segment originates via a large number of international, national and regional producers, acting as the brokers and representatives of current and prospective policyholders. This channel is supported by our regional teams, which include sales and distribution representatives in key markets throughout the world, representing all of our products in collaboration with the four product divisions. Typically, all such producers receive commission payments for their services, which are calculated as a percentage of the gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client. From time to time, we also consider requests from a producer for additional commissions payable by us, with disclosure by the producer to the policyholder-client in accordance with applicable law, where the producer also receives payment from the policyholder-client.

We consider requests for contingent/additional commission arrangements where such contingent/additional commissions are based upon the volume of bound business originated from a specific producer during a calendar year, or based upon growth of a particular segment of business, where permitted by applicable law and regulation and appropriate. Such arrangements are distinct from program business where additional commissions are generally based on profitability of business submitted to and bound by us.
With regard to excess and surplus lines business, we receive submissions from licensed wholesale surplus lines producers.
We delegate underwriting authority to selected third parties. Those parties with contractually delegated underwriting authority are subject to a financial and operational due diligence review prior to any such delegation of authority and we conduct ongoing reviews and audits as deemed necessary with the goal of assuring the continuing integrity of underwriting and related business operations.
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
Claims Administration
Claims management for our insurance operations includes the review of initial loss reports, administration of claims databases, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims and notification to reinsurers. With respect to the establishment of case reserves, our claims personnel record a case reserve as appropriate for the estimated amount of the exposure. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
Claims in respect of business written by our Lloyd’s syndicates are handled by the lead syndicate, and on large or complex claims the second syndicate, participating on the risk who bind the following underwriters. The claims are processed by XChanging, the central market bureau. Where a syndicate is a "lead" syndicate on a Lloyd’s policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the other participating or "following" underwriters for any particular claim. This may involve appointing attorneys or loss adjusters. The lead syndicate advises movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the lead syndicate as deemed necessary.
Certain of our product lines have arrangements with third parties to provide claims handling services to us in respect of such product lines. These agreements set forth the duties of the third parties, limits of authority, protective indemnification language and various procedures that are required to meet statutory compliance. These arrangements are also subject to audit review by our claims department.
Reinsurance Segment
General
Our reinsurance operations are structured into five geographical regions: Bermuda; North America; London; EMEA; and Latin America, Asia Pacific & Credit ("LAC"). London, EMEA and LAC were previously reported together as International.
This segment provides casualty, property risk, property catastrophe, specialty, and other reinsurance lines on a global basis with business being written on both a proportional and non-proportional treaty basis, and also on a facultative basis. Our lines of business within the Reinsurance segment continue to focus on those that provide the best risk adjusted return on capital. For our Reinsurance segment, challenging market conditions and the changing economic environment experienced since 2008 resulted in a greater emphasis being placed on short-tail lines of business.
Business written on a non-proportional basis generally provides for an indemnification by us to the ceding company for a portion of losses, both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, including on a "quota share" or "surplus" basis, we receive an agreed percentage of the premiums and are liable for the same percentage of each and all incurred losses. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission based on performance of the contract. Occasionally this commission could be on a sliding scale depending on the loss ratio performance of the contract.
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
Our property business, primarily short-tail in nature, is written on both a portfolio/treaty and individual/facultative basis, and includes property catastrophe, property risk excess of loss and property proportional. A significant portion of the underwritten property business consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations." Our crop business is also reported within the property line of business.
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
We seek to manage our reinsurance exposures to catastrophic events by limiting the amount of exposure written in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and typically ensuring that contracts exposed to catastrophe loss include aggregate limits. We also seek to protect our total aggregate exposures by peril and zone through the purchase of reinsurance. Our property catastrophe reinsurance account is generally "all risk" in nature. As a result, we are exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires and many other potential natural or man-made disasters. In accordance with market practice, our policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, "the September 11 event"), terrorism coverage, including nuclear, biological, radiological and chemical, has been restricted or excluded in many territories and classes. Some U.S. states require some cover for "Fire Following" terrorism and some countries make terrorism coverage mandatory. Our predominant exposure under such coverage is to property damage.
Specialty reinsurance products include energy, marine, aviation, and space. Other reinsurance products include fidelity, surety, trade credit, accident and health, mortgage and political risk. In addition, we write several whole account capital gearing quota share contracts on select syndicates at Lloyd's.
The segment’s most significant operating legal entities in 2015 based on revenues were as follows: XL Re, XL Re Europe SE, XL Reinsurance America Inc., Catlin Insurance Company Ltd, Catlin Re Switzerland Ltd as well as our Lloyd's syndicates.
Underwriting
Underwriting risks for the reinsurance P&C business are evaluated using a number of factors including, but not limited to, the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedant’s underwriting and claims experience, the cedant’s financial condition and claims paying rating, the exposure and/or experience with the cedant, and the line of business to be reinsured.
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
Reinsurance Retroceded
During 2015, we centralized the purchase of reinsurance protection to cover both the Insurance and Reinsurance Segments. See "Global Reinsurance Ceded," below, and Item 8, Note 10, "Reinsurance" to the Consolidated Financial Statements included herein for further information.
We continue to buy additional protection for our property facultative, crop, accident and health, marine and aviation portfolios to manage our net exposures in these classes.
Premiums
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2015			2014			2013
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty - professional lines	$148,964	$147,103	$168,367	$126,876	$126,873	$181,223	$199,159	$199,153	$206,169
Casualty - other lines	385,779	361,435	468,286	302,903	301,109	300,223	332,153	330,681	312,156
Property catastrophe	623,291	538,803	663,958	493,646	428,723	433,602	556,493	498,997	492,568
Other property	777,181	695,421	869,286	585,782	531,203	555,583	587,278	545,846	561,105
Specialty	106,629	93,176	127,797	112,039	104,718	95,745	91,997	76,241	94,797
Other (2)	231,319	192,952	218,008	164,233	140,432	124,349	126,531	98,971	79,627
Total	$2,273,163	$2,028,890	$2,515,702	$1,785,479	$1,633,058	$1,690,725	$1,893,611	$1,749,889	$1,746,422

____________

(1)	Other includes whole account contracts, credit and surety, accident and health and other lines.
Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 5, "Segment Information," to the Consolidated Financial Statements included herein.
Competition
We compete globally in the P&C reinsurance markets. These markets historically have been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels.
As noted above, our reinsurance operations are structured into five geographical regions: Bermuda, North America, London, EMEA and LAC. The main competitors in each of these markets include the following:
Bermuda – Chubb, AXIS, Arch, Endurance Specialty Holdings Ltd, PartnerRe Ltd ("Partner"), RenaissanceRe Holdings Ltd ("Ren Re"), Validus Holdings Ltd ("Validus") and alternative asset managers, such as Nephila Capital Limited.
North America – Alleghany Corporation, Arch, Berkshire Hathaway Inc. ("Berkshire"), Everest Re Group Ltd ("Everest"), Hannover Re SE ("Hannover Re"), Munich Re AG ("Munich Re"), Partner, and Swiss Re AG ("Swiss Re").
London - Arch Re, AXIS, Berkshire, Everest, Hannover Re, Lloyd's (including Amlin, Beazley, Hiscox, Kiln and QBE), Munich Re, Partner, SCOR SE ("SCOR"), Swiss Re, Transatlantic Re ("Transatlantic") and Validus.
EMEA - Arch Re, AXIS, Everest, Hannover Re, Lloyd's, Mapfre, Munich Re, Partner, Ren Re, SCOR, Swiss Re and Validus.
LAC - Amlin plc, Aspen Insurance Holdings Ltd, AXIS, Everest, Hannover Re, Korean Reinsurance Company, Lloyd's, Munich Re, Partner, R+V Versicherung AG, SCOR, Swiss Re and Transatlantic.

Marketing and Distribution
See "Insurance Segment – Marketing and Distribution" above and Item 8, Note 17(a), "Commitments and Contingencies - Concentrations of Credit Risk," to the Consolidated Financial Statements included herein, for information on our marketing and distribution procedures and information on our major brokers.
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
Corporate and Other (Including Run-Off Life Operations)
Our general investment, financing and administrative operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and, since that time, have been managing the run-off of our life reinsurance operations.
The majority of our life reinsurance business has been ceded to GCLR through the GreyCastle Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. During 2015, we entered into another reinsurance agreement (the "U.S. Term Life Retro Arrangements") ceding the vast majority of the remaining life reinsurance business. At December 31, 2015, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.2 billion, of which we retained approximately $146.1 million ("Run-Off Life Operations - not subject to Life Retro Arrangements") after consideration of the GreyCastle Life Retro Arrangements, U.S. Term Life Retro Arrangements, and all other future policy benefit recoverables, as discussed in Item 8, Note 13, "Future Policy Benefit Reserves" to the Consolidated Financial Statements included herein for further information.
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
Global Reinsurance Ceded
We employ a centrally managed outwards third party reinsurance/risk transfer program to support our underwriting strategy within our risk appetite and to ensure efficient use of our capital.  Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. Reinsurance ceded does not legally discharge us from our liabilities to the original policyholder in respect of the risk being reinsured.
The goals of our outwards reinsurance/risk transfer program include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business.  The overall goal of the program is to reduce volatility and enhance the overall capital efficiency of the Company.
We use reinsurance to underpin the underwriting and retention guidelines of our subsidiaries as well as to control our aggregate exposure to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure on a portfolio of policies issued by groups of companies and to capital provision through several strategic third-party capital arrangements.
Our underwriting portfolio includes a material portion that is exposed to loss from catastrophic events or other correlated exposures. The risk of a large aggregation of such losses poses one of the most substantial risks that we face.  We monitor exposure to catastrophic events and aggregation of other materially correlated losses.  This exposure is modeled and managed to ensure alignment with our approved risk appetite.
This exposure is further protected by a risk transfer program that responds to an array of possible catastrophic events.  This program employs a variety of risk transfer mechanisms to assist in managing our net retention to an acceptable level. It is structured in various layers and in excess of varying attachment points according to the different businesses and territories exposed. We have co-reinsurance retentions within this program. In addition, we cede catastrophe excess of loss business on a proportional basis to certain unrelated companies as well as one affiliated company that in turn distributes the risk to non-affiliated third party investors.

Unpaid Losses and Loss Expenses
Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, we estimate future amounts needed to pay claims and related expenses with respect to insured events. Our reserving practices and the establishment of any particular reserve reflect our judgment concerning sound financial practice and do not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims ("case reserves") and incurred but not reported ("IBNR") claims. The nature of our high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for us. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity.
The tables below present the development of our unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not necessarily develop proportionately. The top line of the first table shows the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The first table then shows the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. The second table is similar to the upper portion of the first table but is gross of reinsurance recoveries. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements."

Analysis of P&C Losses and Loss Expenses Reserve Development Net of Reinsurance Recoverables
(U.S. dollars in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015 (1)
ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$17,200	$17,900	$18,191	$17,686	$17,266	$16,882	$16,984	$17,122	$17,066	$15,942	$20,191
LIABILITY RE-ESTIMATED AS OF:
One year later	17,090	17,475	17,580	17,401	16,893	16,597	16,668	16,833	16,811	15,602
Two years later	16,828	16,631	17,286	17,027	16,503	16,274	16,440	16,518	16,386
Three years later	16,155	16,441	16,956	16,639	16,261	16,001	16,120	16,148
Four years later	16,067	16,064	16,550	16,350	15,941	15,779	15,667
Five years later	15,796	15,667	16,287	15,982	15,735	15,278
Six years later	15,448	15,500	15,940	15,756	15,264
Seven years later	15,248	15,190	15,737	15,377
Eight years later	15,039	14,988	15,426
Nine years later	14,935	14,764
Ten years later	14,709
CUMULATIVE REDUNDANCY (DEFICIENCY)	2,491	3,136	2,765	2,309	2,002	1,604	1,317	974	680	340
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$3,437	$3,188	$3,207	$3,436	$3,028	$3,256	$3,366	$3,403	$3,440	$3,395
Two years later	5,759	5,620	5,673	5,848	5,530	5,581	5,870	5,890	5,922
Three years later	7,590	7,528	7,471	7,860	7,283	7,451	7,676	7,747
Four years later	8,936	8,787	8,941	9,229	8,757	8,799	9,070
Five years later	9,882	9,763	9,896	10,290	9,801	9,756
Six years later	10,636	10,463	10,689	11,098	10,503
Seven years later	11,139	11,069	11,317	11,630
Eight years later	11,602	11,548	11,723
Nine years later	11,997	11,864
Ten years later	12,251

Analysis of P&C Losses and Loss Expenses Reserve Development Gross of Reinsurance Recoverables
(U.S. dollars in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015 (1)
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$23,598	$22,895	$22,857	$21,650	$20,824	$20,532	$20,614	$20,484	$20,481	$19,353	$25,440
LIABILITY RE-ESTIMATED AS OF:
One year later	23,209	22,458	21,803	21,348	20,509	20,258	20,200	20,166	19,956	18,874
Two years later	22,937	21,337	21,445	21,094	19,982	19,870	19,894	19,629	19,375
Three years later	22,139	21,057	21,305	20,605	19,689	19,540	19,372	19,090
Four years later	21,992	20,787	20,853	20,244	19,361	19,148	18,791
Five years later	21,835	20,350	20,509	19,880	19,008	18,587
Six years later	21,426	20,117	20,170	19,497	18,506
Seven years later	21,186	19,823	19,851	19,096
Eight years later	21,007	19,551	19,506
Nine years later	20,860	19,320
Ten years later	20,617
CUMULATIVE REDUNDANCY (DEFICIENCY)	2,981	3,575	3,351	2,554	2,318	1,945	1,823	1,394	1,106	479
____________
(1)    Amounts for 2015 include reserves acquired as a result of the Catlin Acquisition.

The following table presents an analysis of our P&C operations paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated.

Year ended December 31, (U.S. dollars in thousands)	2015	2014	2013
Unpaid losses and loss expenses at the beginning of the year	$19,353,243	$20,481,065	$20,484,121
Unpaid losses and loss expenses recoverable	3,411,528	3,414,735	3,361,703
Net unpaid losses and loss expenses at the beginning of the year	$15,941,715	$17,066,330	$17,122,418
Acquired reserves (1)	5,439,876	—	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,072,830	3,513,465	4,021,353
Prior years	(306,630)	(255,072)	(289,889)
Total net incurred losses and loss expenses	$4,766,200	$3,258,393	$3,731,464
Exchange rate effects	(582,300)	(561,673)	40,587
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	1,047,277	381,008	425,254
Prior years	4,327,375	3,440,327	3,402,885
Total net paid losses	$5,374,652	$3,821,335	$3,828,139
Net unpaid losses and loss expenses at the end of the year	20,190,839	15,941,715	17,066,330
Unpaid losses and loss expenses recoverable	5,248,905	3,411,528	3,414,735
Unpaid losses and loss expenses at the end of the year	$25,439,744	$19,353,243	$20,481,065
____________

(1)	Acquired reserves as of the Acquisition Date include $6.9 billion of unpaid loss and loss expenses and $1.5 billion of unpaid losses and loss expenses recoverable.
Our net unpaid losses and loss expenses relating to our operating segments at December 31, 2015 and 2014 were as follows:

(U.S. dollars in thousands)	2015	2014
Insurance	$13,652,129	$10,967,738
Reinsurance	6,538,710	4,973,977
Net unpaid losses and loss expenses	$20,190,839	$15,941,715
Current year net losses incurred
Current year net losses incurred increased by $1,559.4 million in 2015 as compared to 2014. This was mainly due to the Catlin Acquisition, and the subsequent inclusion of the additional business in the current year. The current year loss ratio excluding prior year development increased by 0.6 loss percentage points as compared to the prior year due to large loss experience, specifically the Tianjin, China port explosion.

In 2014, current year net losses incurred decreased by $507.9 million compared to 2013. This was mainly due to lower losses from natural catastrophes as compared to 2013. Accordingly, the current year loss ratio excluding prior year development decreased by 5.4 loss percentage points as compared to 2013. In addition, the 2014 current year loss ratio excluding natural catastrophes improved in both the Insurance and Reinsurance segments due to the impact of underwriting actions including improved business mix.
See the Income Statement Analysis at Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the current year loss ratios for each of the years indicated within each of our operating segments.
Prior year net losses incurred
The following tables present the development of our gross and net losses and loss expense reserves. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (referred to as "prior year development") of those reserves during such fiscal year.

Gross (U.S. dollars in thousands)	2015	2014	2013
Unpaid losses and loss expenses at January 1	$19,353,243	$20,481,065	$20,484,121
Gross (favorable) adverse development of those reserves during the year (1)	(478,834)	(524,665)	(317,753)
Unpaid losses and loss expenses reserves re-estimated at December 31	$18,874,409	$19,956,400	$20,166,368
Net (U.S. dollars in thousands)
Unpaid losses and loss expenses at January 1	$15,941,715	$17,066,330	$17,122,418
Net (favorable) adverse development of those reserves during the year (1)	(339,414)	(255,072)	(289,889)
Unpaid losses and loss expenses reserves re-estimated at December 31	$15,602,301	$16,811,258	$16,832,529
____________

(1)
Gross and net reserve development shown excludes adverse development recorded during the year on acquired reserves totaling $61.1 million and $32.8 million, respectively. Overall, net beneficial reserve development recorded during the year was $306.6 million.

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2015, gross favorable prior year development exceeded net favorable prior year development in the Insurance segment, driven by quota share reinsurance on excess casualty and a reduction in our ceded reserves for U.S. professional business to reflect our expectations for lower recoveries than previously assumed.
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
The following table presents the gross and net (favorable) adverse prior year loss development of our loss and loss expense reserves by operating segment for each of the years indicated:

Gross: (U.S. dollars in thousands)	2015	2014	2013
Insurance	$(215,008)	$(369,195)	$(132,825)
Reinsurance	(202,732)	(155,470)	(184,928)
Total	$(417,740)	$(524,665)	$(317,753)
Net:
Insurance	$(65,030)	$(99,758)	$(102,039)
Reinsurance	(241,600)	(155,314)	(187,850)
Total	$(306,630)	$(255,072)	$(289,889)
We had net favorable prior year reserve development in P&C operations of $306.6 million, $255.1 million and $289.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. See the Income Statement Analysis at Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 11, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.

Net loss reserves (disposed) acquired
As a result of the Catlin Acquisition discussed in "History" above, we acquired net reserves on May 1, 2015 with a fair value of approximately $5.4 billion. We did not acquire any net loss reserves in the years ended December 31, 2014 and 2013. We did not dispose of net loss reserves in the years ended December 31, 2015, 2014 and 2013.
Exchange rate effects
Exchange rate effects on net loss reserves in each of the three years ended December 31, 2015, 2014 and 2013 related to our global operations primarily where reporting units have a functional currency that is not the U.S. dollar. Movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $(582.3) million, $(561.7) million and $40.6 million in the years ended December 31, 2015, 2014 and 2013, respectively.
Net paid losses
Total net paid losses were $5.4 billion. $3.8 billion and $3.8 billion in the years ended December 31, 2015, 2014 and 2013, respectively. The increase in the level of paid losses is related to the Catlin Acquisition. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further information.
Other loss related information
Our net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. At December 31, 2015 and 2014, the reserve for potential non-recoveries from reinsurers was $82.1 million and $64.4 million, respectively. For further information, see Item 8, Note 10, "Reinsurance," to the Consolidated Financial Statements included herein.
Except for certain workers’ compensation (including long term disability) liabilities, and certain bodily injury liability claims emanating from U.K. exposures - predominantly from the U.K. motor liability portfolio, we do not discount our unpaid losses and loss expenses. For further information, see Item 8, Note 11(b), "Losses and Loss Expenses - Loss Reserve Discounting," to the Consolidated Financial Statements included herein.
Investments
Investment structure and strategy
The primary objective of our investment strategy is to maximize the risk adjusted return on capital employed subject to a variety of constraints including: maintaining adequate regulatory capitalization; maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios; and to generate stable net investment income.
The investment portfolio is managed by the team of investment professionals led by our Chief Investment Officer (the "Investment Group") which has operations in Bermuda, Hong Kong, India, Switzerland and the U.S. The Investment Group is responsible for the entire value chain of the investment process including Strategic Asset Allocation ("SAA"), construction of portfolios including risk management and definition of guidelines, in-house management of certain asset classes, and selection and oversight of external asset managers.
The Risk and Finance Committee (the "RFC") is appointed by the board of directors of XL-Ireland (the "Board") to assist in fulfilling the Board’s oversight responsibilities relating to the financial affairs of the Company, as well as the Company’s management of enterprise-wide key risks. Among its responsibilities in relation to investments, the RFC:

•
reviews and approves the overall investment policies for the management of the Company’s investment portfolio, investment portfolio guidelines, the SAA framework, including setting appropriate risk tolerance levels and tactical allocation parameters, and overall investment benchmarks;

•	oversees compliance with the above investment portfolio policies and approves exceptions to such policies from time to time; and

•	reviews the Company’s investment performance against the approved benchmarks as well as other key investment performance metrics.
The investment process remained largely unchanged as a result of the Catlin Acquisition, while the implementation of the investment strategy has been enhanced due to acquired in-house capabilities to manage certain asset classes including high-quality fixed income assets and private investments (including funds), across the capital structure.

Our investment portfolio consists of fixed income securities, equities, hedge funds, private investments (including funds), derivatives, other investments and cash and cash equivalents. These securities and investments are denominated in U.S. dollars, U.K. sterling, Euros, Swiss francs, Canadian dollars and other foreign currencies.
Our direct use of investment derivatives includes futures, forwards, swaps and options that derive their value from underlying assets, indices, reference rates or a combination of these factors. Our current investment policy allows derivatives to be used in the investment portfolio to reduce risk or enhance portfolio efficiency. Derivatives may not be used if they materially increase our investment risk.
Life Funds Withheld Assets
The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, we separate the Life Funds Withheld Assets from the rest of our investments. The remaining discussion in this section therefore excludes the Life Funds Withheld Assets.
Strategic Asset Allocation and Authorities Framework
The foundation of our investment strategy is the SAA process, which establishes a benchmark ("SAA Benchmark") that is constructed to maximize enterprise value, subject to various considerations and constraints, including the liability profile, business needs, collateral management, as well as liquidity and regulatory requirements. It is subject to the risk tolerance of management, and is approved at least annually by the RFC on behalf of the Board.
The SAA process involves an integrated, stochastic model that includes our financial condition, reserve volatility and loss payout patterns, premium expense and loss ratio projections and correlations among assets, liabilities and economic variables such as inflation.
As part of the implementation of our SAA Benchmark, we employ a comprehensive framework of investment decision authorities ("Authorities Framework"). The objective of the Authorities Framework is to ensure that the risk profile of our investment portfolio is consistent with management’s risk tolerance as reflected in the SAA Benchmark. The Authorities Framework controls active or tactical deviations from the SAA Benchmark. As the magnitude of these deviations increases or the resulting impact on the risk profile of the investment portfolio reaches certain predetermined thresholds, additional levels of authority and approval are required, up to and including the RFC.
Following the Catlin Acquisition, a composite SAA Benchmark was defined and approved by the RFC to enable portfolio management of the combined portfolio. This composite SAA benchmark was created using a blend of techniques from both companies to incorporate the duration and other characteristics of the assumed liabilities.
See Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
Implementation of investment strategy
Day-to-day management of our investment portfolio is conducted through a combination of in-house portfolio management teams and external asset managers in accordance with detailed investment guidelines and risk tolerances, that are closely monitored by the Investment Group. This hybrid implementation approach provides us with access to external asset managers with specialized skills across a broad range of investment products, as well as the flexibility to actively manage the overall structure of the portfolio in line with our specific business needs. Interaction between our internal and external managers provides additional insight to take advantage of opportunities as they present themselves.
External asset managers are selected on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk management and diversification implications. The vast majority of our investment portfolio is managed by large, well-established asset management institutions, while a small portion of the portfolio is managed by asset management specialist firms or boutiques. Each asset manager may manage one or more portfolios, each of which is generally governed by a detailed set of investment guidelines, including overall objectives, risk limits (where appropriate) and diversification requirements that collectively fall within our overall investment policies and guidelines.
We have been an active investor in alternative asset classes for many years - principally hedge fund strategies and to an increasing extent, private investments (including funds). We believe alternative strategies have an important role to play in both our SAA, as well as active or tactical deployments when compelling market opportunities arise. We will pursue these opportunities, as they arise, to take advantage of our balance sheet capacity to invest with a longer-term horizon, capture illiquidity premium and generally benefit from market dislocations.

Most of our investments in alternative asset classes are sourced directly by teams within the Investment Group, who perform the initial screening and due diligence as well as the ongoing monitoring of such investments. Occasionally, we may work with third-party allocators who have a particular expertise in a sub-sector of alternative strategies to gain exposure to that subsector.
Further to the Catlin Acquisition we have expanded our capacity in alternative asset classes with dedicated teams focused on private investments (including funds) and special situations, which pursue a concentrated portfolio of primarily corporate investments across the capital structure.
Investment risk management
The Investment Group employs what we believe is a prudent and risk-conscious investment approach and operates within a comprehensive Authority Framework which defines limits within which the underlying investment portfolios must be managed. This is supplemented by robust compliance monitoring with defined escalation and notification procedures. This framework is designed to identify investment risks in absolute and relative terms, and to consistently and objectively measure, assess, manage and report such risks on an ongoing basis.
Investment risk management is achieved through the regular review of market and credit risk analytics which incorporate distribution-based risk measures such as value-at-risk, scenario and stress testing and portfolio sensitivities to a broad range of risk factors such as interest rates, credit spreads, equities, foreign exchange risk, hedge funds, etc. The investment risk management process forms an integral part of the group’s ERM framework to ensure a fully integrated view of market, credit, liquidity and concentration risks.
The Company’s policy is to operate the fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s ("S&P"), Moody’s Investors Service ("Moody’s") and Fitch Ratings ("Fitch") is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was Aa2(AA) as of December 31, 2015 and Aa3(AA-) as of December 31, 2014. U.S. agencies and Agency Residential Mortgage Backed Securities ("RMBS") paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.
See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for discussion of risk management activities as it relates to the investment portfolio.
Investment performance
See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Performance," for a discussion of our investment performance.
Enterprise Risk Management
Risk Management Framework
We face strategic and operational risks related to, among others: underwriting activities, financial reporting, changing macroeconomic conditions, investment risks, reserving estimates, changes in laws or regulations, information systems, business interruption and fraud. Our global P&C business, Run-Off Life Operations and investment portfolios each have their own set of risks (see Item 1A, "Risk Factors," for a discussion of such risks). At times these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common internal or external risk drivers embedded in our businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on our profitability, capital strength and liquidity.
Our enterprise risk management ("ERM") initiatives are led by the Chief Enterprise Risk Officer ("CERO"), who is a member of executive management, and who reports to our Chief Financial Officer. The CERO also acts as a liaison between our Enterprise Risk Committee ("ERC," as discussed below) and the Board (or its committees), with respect to risk matters. All of our employees are expected to assist in the appropriate and timely identification and management of risks and to enhance the quality and effectiveness of ERM.
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
Risk Governance
Risk governance relates to the processes by which oversight and decision-making authorities with respect to risks are granted to individuals within the enterprise. Our governance framework establishes accountabilities for tasks and outcomes as well as escalation criteria. Governance processes are designed to ensure that transactions and activities, individually and in the aggregate, are carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations, and in a manner consistent with expectations of excellence, integrity, accountability and client service.
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
The review of our overall risk appetites and the evaluation of the risk impact of any material strategic decision being contemplated, including consideration of whether such strategic decision is within the risk profile established by us, is conducted by the full Board. "Risk appetites," as referred to above, are broad statements used to guide our risk and reward preferences over time, all consistent with, among other factors, business prudence, market opportunities, the underwriting pricing cycle and investment climate. Risk appetites are regularly monitored and can change over time in light of the above. See "Risk Appetite Management" below.
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

•	Liability Risk Committee: This subcommittee supports and assists the ERC’s identification, measurement, management, monitoring and reporting of key underwriting liability and emerging risks.

•	Model Validation Committee: This subcommittee supports ERC's independent validation of the capital model.

•
Operational Risk Committee: This subcommittee supports the ERC’s identification, measurement, management and oversight of key operational risks through its oversight of key operational risk management processes and through its review of related operational risk indicators, trends and metrics.

In addition to the above, risk management subcommittees within certain of our segments and businesses function to assist in ensuring that risk is managed in accordance with the risk limits, guidelines and tolerances that we have allocated to them.
Risk Appetite Management
Our risk appetite framework guides our strategies relating to, among other things, capital preservation, earnings volatility, capital at risk, operational loss, liquidity standards, claims paying rating and capital structure. This framework also addresses our tolerance to risks from material individual events (e.g., natural or man-made catastrophes such as terrorism), our investment portfolio and realistic disaster scenarios that cross multiple lines of business (and risks related to some or all of the above that may occur concurrently).
In relation to event risk management, we establish net underwriting limits for individual large events as follows:

1.
We impose limits for each natural catastrophe peril region at a 1% tail value at risk ("TVaR") probability. This statistic indicates the average amount of net loss expected to be incurred if a loss above the 1% exceedance probability level has occurred.

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

For planning purposes and to calibrate 2016 risk tolerances, we set our underwriting limits as a percentage of June 30, 2015 adjusted tangible capital ("Adjusted Tangible Capital"). Adjusted Tangible Capital is defined as Total Shareholders’ Equity plus (i) outstanding subordinated notes due 2025 and 2045, less (ii) Goodwill and Other Intangible Assets, less (iii) Accumulated Other Comprehensive Income ("AOCI") (excluding certain net balances associated with Life Funds Withheld Assets). These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur, at the discretion of management and as overseen by the Board.
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
In setting underwriting limits, we also consider such factors as:

•	Correlation of underwriting risk with other risks (e.g., asset/investment risk, operational risk, etc.);

•	Model risk and robustness of data;

•	Geographical concentrations;

•	Exposures at lower return periods;

•	Expected payback period associated with losses;

•	Projected share of industry loss; and

•	Annual aggregate losses for natural catastrophes at various return periods, including a 1% exceedance probability and a 1% TVaR level on both a peril region basis and a portfolio basis.
Also see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk (Excluding Life Funds Withheld Assets)," for a discussion of our credit risk framework which establishes a credit clash limit to manage the direct and indirect credit exposures arising from underwriting and non-underwriting activities that could potentially be impacted in various degrees by a systemic credit event.
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
For a further discussion on risk appetite management see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Key Focuses of Management."
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
In addition, our ERM processes complement our overall internal control framework by helping to manage an organization of our size and the variety of our businesses, investment activities and geographical reach. However, internal controls and ERM can provide only reasonable, not absolute, assurance that control objectives will be met. As a result, the possibility of material financial loss remains in spite of our ERM activities. An investor should carefully consider the risks and all information set forth in this report including the discussion included in Item 1A, "Risk Factors," Item 7A, "Quantitative and Qualitative Disclosure About Market Risk," and Item 8, "Financial Statements and Supplementary Data."
Regulation
Our operating subsidiaries are subject to regulation and supervision in each of the jurisdictions in which they are domiciled or licensed to conduct business. Generally, regulatory authorities can have broad supervisory and administrative powers over such matters as licenses, fitness of management, standards of solvency, governance, risk management, material transactions between affiliates, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, claims handling, reinsurance, minimum capital and surplus requirements and/or risk based capital standards, dividends and other distributions to shareholders, periodic examinations and annual and other report filings or notifications. See Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included herein. In general, such regulation is for the protection of policyholders rather than shareholders. We cannot predict the potential effect that any new regulations would have on our operating subsidiaries or on our business, results of operations, cash flows or financial condition. See Item 1A, "Risk Factors – The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business."
In addition, XL-Ireland, our ultimate holding company, is domiciled in Ireland. Following the implementation of Solvency II on January 1, 2016, Solvency II applies at different levels of operations with different requirements. The group is regulated by Solvency II at the level of the group and our E.U. subsidiaries are regulated by Solvency II at the subsidiary level. The Central Bank of Ireland ("CBI") is our group supervisor working in conjunction with our college of regulatory supervisors (the "Group's College of Supervisors").
The objective of Solvency II is to modernize the existing regulatory framework by introducing a harmonized prudential framework for E.U.-based insurance firms based on the risk-profile of each individual insurance company with a focus on a risk based solvency capital ratio to protect the policyholders of E.U. insurers from any potential risk associated with the wider group.
Solvency II specifies financial capital requirements, disclosure and reporting requirements, and governance and risk management requirements, broadly structured into three "pillars," which group the requirements into three main areas that cover different aspects of the regime.

•
Pillar 1 of Solvency II sets out a number of capital requirements, such as an own funds requirement (including prescribing the type and nature of capital which is eligible to meet these capital requirements). It also specifies the obligation to have a Minimum Capital Requirement, which is the minimum amount of capital needed to be held by a firm and a Solvency Capital Requirement, which is the risk-based level of capital required to be held by a firm. Pillar 1 further sets out the various requirements of how a firm's capital is to be assessed, including the application of the standard and internal models and the manner in which assets and liabilities are to be valued.

•
Pillar 2 requires firms to develop and embed systems to identify, measure and proactively manage risks. In particular, it sets out the own risk and solvency assessment, which broadly requires a firm to assess, in a proportionate manner, all of the current and possible future risks it has within its business to determine the level of capital needed to mitigate these risks.

•
Pillar 3 sets out a number of requirements in relation to public disclosure and regulatory reporting. Firms are required to publish an annual report that sets out their solvency and financial condition, and must include information on the firm's capital management, its systems of governance and a description of each category of risk to which the firm is exposed.

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
As an Irish public company, XL-Ireland is subject to reporting requirements and certain restrictions under Irish company law. See "Management’s Discussion & Analysis of Financial Condition—Holding Company Liquidity" and Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included herein.
A summary of certain regulatory requirements in key jurisdictions in which we operate follows.
Ireland
Our Irish regulated operating subsidiary, XL Re Europe SE, is regulated by the Central Bank of Ireland (the "CBI") and became subject to Solvency II regulation on January 1, 2016. Under Solvency II, the main capital requirement is the Solvency Capital Requirement, which is a risk based capital calculation. In addition, the CBI has minimum competency and fitness and probity requirements that seek to ensure that regulated entities are run, in its view, by those with appropriate professional qualifications or experience, with regulatory pre-approval required for certain key roles. The CBI’s code of corporate governance includes prescriptive rules regarding board role and composition, the establishment and operation of board sub-committees and the approval of risk appetites and the monitoring and reporting of risks.
United Kingdom
Our U.K. regulated operating subsidiaries are regulated by the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA") and became subject to Solvency II regulation on January 1, 2016. The PRA has primary objectives to promote the safety and soundness of the firms it regulates and to ensure that policyholders are appropriately protected, and a secondary objective to promote effective competition in the financial service markets. The FCA aims to ensure that the financial services markets function well with three operational objectives, namely, to secure an appropriate degree of protection for consumers, to protect and enhance the integrity of the U.K. financial system and to promote effective competition in the interests of consumers. The PRA and FCA’s Approved Persons regime also subjects certain of our employees and directors to PRA and FCA regulation regarding their "fitness." Our Lloyd’s managing agencies, their managed syndicates and their associated corporate capital vehicles are also subject to Lloyd’s requirements applicable to operating in the Lloyd's market.
Other European Union
Our network of offices in the E.U. consists mainly of branches of Irish, U.K., German and Bermuda companies and these branch offices are principally regulated under applicable local legislation or by their home jurisdictions.
Bermuda
The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the "Bermuda Act"), regulates our Bermuda (re)insurance operating subsidiaries, which must be registered as (re)insurers by the Bermuda Monetary Authority (the "BMA"). The Bermuda Act imposes on Bermuda (re)insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of (re)insurance companies.
Certain of our Bermuda regulated (re)insurance companies are required to file annual audited financial statements prepared in accordance with accounting policies generally accepted in the U.S. ("GAAP") or International Financial Reporting Standards, as well as annual statutory financial returns, annual capital and solvency returns and quarterly financial returns.
Bermuda regulated general business (re)insurers are required to maintain available statutory capital and surplus at a level equal to or in excess of their enhanced capital requirement ("ECR"). The applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR"), which employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. The BMA has also established a target capital level ("TCL") for each (re)insurer equal to 120% of its ECR.

While (re)insurers are not required to maintain their statutory capital and surplus at this level, the TCL acts as an early warning tool for the BMA and failure to maintain statutory capital at least equal to TCL will likely result in increased BMA regulatory oversight. Our Bermuda regulated (re)insurers use the BSCR model to calculate their solvency requirements.
Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Under the Bermuda Act, a Class 4 (re)insurer (which includes XLIB, XL Re Ltd, Catlin Insurance Company Ltd. and Catlin Re Switzerland Ltd.) is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus unless it certifies to the BMA that it will continue to meet its minimum solvency margin and minimum liquidity ratio. In addition, neither Class 4 (re)insurers nor certain long-term (re)insurers may reduce their total statutory capital by 15% or more unless they have received the prior approval from the BMA. See Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included herein, for further information.
The BMA introduced amendments to the Bermuda Act to create a new class of special purpose insurer ("SPI") specifically to write sophisticated, fully-funded insurance and reinsurance transactions. SPIs are required to file with the BMA annual statutory financial statements but are not required to file an annual loss reserve specialist opinion. The BMA has the discretion to modify such SPI’s accounting requirements under the Bermuda Act.
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
United States
In the U.S., we are subject to extensive regulation in the jurisdictions in which we conduct our business. The state legislatures and/or state (re)insurance regulators consider or enact laws or regulations that may alter or increase the regulation of (re)insurance companies and (re)insurance holding companies. State laws and regulations that are adopted or amended may be more restrictive than current laws and regulations and may affect our operations and financial condition and could adversely affect our results of operations through lower revenue and/or higher costs of compliance and limit our growth. For example, regulators may choose to restrict the ability of subsidiaries to make payments to their parent companies, reject rate increases or increase the statutory capital requirements of our operating subsidiaries.
Our U.S. regulated operating subsidiaries currently are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed or accredited. In addition, these subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. These subsidiaries also are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on a calculation of the lesser of 10% of statutory surplus or 100% of "adjusted net investment income" to the extent that it has not previously been distributed.
State insurance laws subject our U.S. regulated operating subsidiaries to risk based capital requirements implemented by the National Association of Insurance Commissioners ("NAIC"), an organization of U.S. insurance regulators. The NAIC uses a risk based capital formula that is designed to measure the minimum amount of capital appropriate for a reporting entity to support its overall business operations in consideration of its size and risk profile. These requirements provide a formula which, for P&C insurance companies, establishes capital thresholds for three major areas: asset risk, underwriting risk and other risk. At December 31, 2015, the capital and surplus of each of our U.S. regulated operating subsidiaries was above the minimum regulatory thresholds.
The NAIC has adopted or amended model laws on holding company regulation that would provide for supervision of insurers at the corporate group level. These model laws include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks and additional regulatory and disclosure requirements for insurance holding companies.

Additionally, the NAIC has undertaken the Solvency Modernization Initiative ("SMI"), which focuses on a review of insurance solvency regulations throughout the U.S. financial regulatory system and will lead to a set of long-term solvency modernization goals. SMI is broad in scope, and the NAIC has stated that its focus will include the U.S. solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and group regulatory issues.
While the U.S. federal government currently does not directly regulate the insurance business in the U.S. (other than for flood and nuclear insurance and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. For example, the future availability of any federal backstop program for qualifying terrorism losses, currently the Terrorism Risk Insurance Program Reauthorization Act of 2015, or modifications of the terms and conditions of such program may affect the insurance industry's ability and capacity to offer terrorism coverage in the United States. Additionally, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was passed into law. Dodd-Frank requires the creation of a Federal Insurance Office (the "FIO") within the Treasury Department that is focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the FIO currently does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions.
In December 2013, the FIO submitted a report to Congress as required under Dodd-Frank on improving U.S. insurance regulation. This report raised concerns about states' regulation of multi-state insurers and proposes that insurers need to be supervised on a consolidated basis at the federal level, which would improve uniformity, efficiency and consistency, and would result in uniform supervision of insurance firms with national and global activities. In December 2014, the FIO issued a report , as required by Dodd-Frank, describing the breadth and scope of the global reinsurance market and the role such market plays in supporting insurance in the U.S. While this report describes the assistance that global reinsurance provides to the insurance industry in the U.S., it also states that the number of participants that operate in the reinsurance market demonstrates a high degree of substitutability and mobility of risk transfer capital.
In November 2015, the Treasury Department, through the FIO, and the Office of the U.S. Trade Representative ("USTR") announced their intention to begin negotiating a covered agreement with the E.U. as authorized under Dodd-Frank and notified Congress of their intention to launch negotiations toward a covered agreement. The FIO and USTR will consult Congress about the covered agreement, but no vote will be taken. It appears that a covered agreement will allow the U.S. to work towards reaching an equivalence determination under Solvency II. Without an equivalence determination, U.S. groups with a presence in the E.U. could face duplication of group supervision and other regulatory burdens. In addition to addressing equivalence issues, the agreement is also expected to facilitate the exchange of confidential regulatory information between lead supervisors across national borders and to address issues related to collateral required by U.S. regulators for non-U.S. reinsurers.
Other International Operations
We have a number of regulated operating subsidiaries outside of the E.U., Bermuda and the U.S. The degree of regulation in foreign jurisdictions can vary and licenses issued by foreign authorities are subject to modification or revocation for cause by such authorities. Our subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate or from writing business emanating from certain jurisdictions. While many countries impose licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible and a requirement for reinsurers to be registered locally; (iv) the scope of any regulation of policy forms and rates; (v) the type and frequency of regulatory examinations; and (vi) requirements relating to risk management.
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
Switzerland
Supervision of our Swiss regulated operating subsidiaries and branches is carried out by the Swiss Financial Market Supervisory Authority ("FINMA"). The supervisory regime currently comprises both Solvency I requirements and Solvency II type requirements ("Swiss Solvency Test"), the latter of which impose higher capital requirements. Furthermore, direct insurers and insurance branches of foreign legal entities operating in Switzerland have to comply with "tied assets" requirements. However, Swiss branches of foreign (re)insurance companies writing solely reinsurance business in Switzerland are exempt from supervision by FINMA and are supervised by the country in which they are domiciled.

In September 2012, FINMA and the European Insurance and Occupational Pensions Authority signed a Memorandum of Understanding ("MoU") regarding cooperation in supervision, in particular for insurance groups with international activities in the European Economic Area (the "EEA") and Switzerland. The MoU creates a formal basis for cooperation in the following areas: group supervision, assistance in the work of EEA and FINMA colleges of supervisors, action required in emergency situations, safeguarding financial stability by monitoring and assessing risks, interconnectedness and conducting stress tests. This MoU will not modify or supersede any laws or regulatory requirements in force and will not affect any arrangements under the MoU that have previously been signed between FINMA and other national supervisory authorities of the EEA.
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
The extent of regulation in the region varies significantly in the countries in which we conduct business. Typically, each country has regulations relating to solvency, auditing, internal controls and financial reporting, but the type and extent of the requirements differ substantially. Other regulations in the region that impact our operations but are not specific to insurance or reinsurance include those relating to foreign currency exchange control, data protection legislation, anti-money laundering and other financial crimes and sanctions.
China
Our Chinese regulated operating subsidiary is regulated by the China Insurance Regulatory Commission (the "CIRC") under the People’s Republic of China Insurance Law. CIRC’s regulatory regime includes requirements relating to licensing, capital, solvency, reserves, reinsurance, transactions between affiliates, approval and filing of policy wordings and rates, corporate governance, disclosure and periodic reporting. To carry on (re)insurance business in a foreign currency, the subsidiary is also subject to licensing and foreign currency exchange control by the State Administration of Foreign Exchange.
Solvency II Equivalence
The supervisory regimes governing our operating subsidiaries domiciled in each of Bermuda and Switzerland were considered in 2015 by the European Commission ("Commission") in its determination of equivalence.
The Commission determined that Switzerland has met the criteria for equivalence assessment in each of the following three categories: (i) reinsurance; (ii) third country group supervision; and (iii) calculating group solvency. This determination has been endorsed by the European Parliament and Council of Ministers.
The Commission determined on November 26, 2015 that Bermuda also has met the criteria for equivalence assessment in each of the three categories, as noted above. The European Parliament and Council each have between three and six months from the Commission's date of determination to confirm or reject such findings.
See Item 1A, "Risk Factors - The regulatory regimes under which we operate, and potential change thereto, could have a material adverse effect on our business," for risks to our business, including in the event that either Bermuda's or Switzerland's supervisory regime is not considered equivalent to the Solvency II regime.
The U.S. has been determined to be provisionally equivalent for the group solvency calculation criteria only, which will allow some companies, not including us currently, to benefit from U.S. local solvency calculations in their group calculations for a ten year period. This designation is for group solvency calculations only and excludes reinsurance and group supervision.

Executive Officers of the Registrant
The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 23, 2016:

Name	Age	Position
Michael S. McGavick	58	Chief Executive Officer and Director
Paul Brand	53	Executive Vice President, Chair of the Insurance Leadership Team and Chief Underwriting Officer, Insurance
Stephen J. O. Catlin	61	Executive Deputy Chairman
Susan L. Cross	55	Executive Vice President and Global Chief Actuary
Kirstin Gould	49	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	50	Executive Vice President and Chief Executive of Reinsurance Operations
W. Myron Hendry	67	Executive Vice President and Chief Platform Officer
Paul Jardine	54	Executive Vice President and Chief Experience Officer
Kelly Lyles	52	Executive Vice President, Deputy Chair of the Insurance Leadership Team and Chief Regional Officer, Insurance
Benjamin Meuli	59	Executive Vice President and Chief Investment Officer
Peter R. Porrino	59	Executive Vice President and Chief Financial Officer
Jacob D. Rosengarten	60	Executive Vice President and Chief Enterprise Risk Officer
Eileen Whelley	61	Executive Vice President and Chief Human Resources Officer
Michael S. McGavick, was appointed as a Director of the Company in April 2008, shortly prior to his commencement as the Company’s Chief Executive Officer on May 1, 2008. Previously, Mr. McGavick was President & CEO of the Seattle-based Safeco Corporation from January 2001 to December 2005. Prior to joining Safeco, Mr. McGavick spent six years with the Chicago-based CNA Financial Corporation, where he held various senior executive positions before becoming President and Chief Operating Officer of the company’s largest commercial insurance operating unit. Mr. McGavick’s insurance industry experience also includes two years as Director of the American Insurance Association’s Superfund Improvement Project in Washington D.C., where he became the Association’s lead strategist in working to transform U.S. Superfund environmental laws.
Paul Brand was appointed Chair of the Insurance Leadership Team and Chief Underwriting Officer, Insurance in May 2015. Previously, from 2003 until May 2015, Mr. Brand served as Catlin’s Chief Underwriting Officer and as active underwriter of Syndicate 2003. Mr. Brand began his career in the insurance industry in 1982 at Insurance Company of North America in London. In 1987 Mr. Brand joined Catlin as an underwriter, became deputy underwriter of Syndicate 1003 in 1990 and deputy underwriter of Syndicate 2003 upon its formation in 1996.
Stephen J. O. Catlin was appointed as a Director of the Company and as its Deputy Executive Chairman in May 2015. Prior to the Catlin Acquisition, from 2006 to May 2015, Mr. Catlin served as Catlin's Chief Executive Officer and Deputy Chairman. Mr. Catlin founded Catlin Underwriting Agencies Limited in 1984 and was the active underwriter of Syndicate 1003 and later Syndicate 2003 until May 2003. From 1996 to 2002, Mr. Catlin was the Lloyd’s nominated Director of Equitas Holdings Limited. He served as Chairman of the Lloyd’s Market Association, the trade association representing the interests of Lloyd’s underwriters and underwriting agents, from 2000 until 2003. Mr. Catlin was a member of the Council of Lloyd’s from 2002 until 2004 and a member of the Lloyd’s Franchise Board from 2003 until 2006. Mr. Catlin was President of the Insurance Institute of London in 2010-2011 and is a Visiting Fellow at the Oxford University Centre for Corporate Reputation.
Susan L. Cross has served as Executive Vice President and Global Chief Actuary since August 2008. Ms. Cross has served as Global Chief Actuary since 2006 and previously was Chief Actuary of the Company’s reinsurance operations from 2004 to 2006 and Chief Actuary of XL Re Bermuda from 2002 to 2004. She also held various actuarial positions in the insurance and reinsurance operations of the Company from 1999 to 2002. Prior to joining the Company, Ms. Cross was Principal and Consulting Actuary at Tillinghast Towers Perrin.
Kirstin Gould was appointed Executive Vice President, General Counsel in September 2007, which position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. From 2008 to May 2015, Ms. Gould also led the Communications and Marketing department. Ms. Gould was previously Executive Vice President, General Counsel, Corporate Affairs from July 2006 to September 2007 and also served as Chief Corporate Legal Officer from November 2004 to July 2006, and Associate General Counsel from July 2001 to November 2004. Prior to joining the Company in 2000, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in London and New York.
Gregory S. Hendrick was appointed Executive Vice President and Chief Executive of Reinsurance Operations on May 1, 2015. From January 2012 to May 2015, Mr. Hendrick served as Executive Vice President and Chief Executive of Insurance Operations. From October 2010 to January 2012, Mr. Hendrick served as Executive Vice President, Strategic Growth. From 2004 to October 2010, Mr. Hendrick served as President and Chief Underwriting Officer of XL Re Ltd. Previously, he served as head of U.S. Property Treaty underwriting at XL Re Ltd and Vice President responsible for U.S. Property Underwriting for XL Mid Ocean Reinsurance Ltd. Prior to joining XL, Mr. Hendrick was Assistant Vice President of Treaty Underwriting for the Winterthur Reinsurance Corporation of America.
Paul Jardine was appointed Executive Vice President and Chief Experience Officer in May 2015. Previously, from 2004 until May 2015, Mr. Jardine was Catlin’s Chief Operating Officer. Mr. Jardine joined Catlin in 2001 with responsibility for the development of new financial products, and was appointed as chief executive of the Catlin Syndicate in 2003. Prior to joining Catlin, Mr. Jardine was chief actuary and commutations director of Equitas Holdings Limited. Prior to that, he was a partner at Coopers & Lybrand, where he was involved almost exclusively with issues dealing with Lloyd’s and the London insurance market.
Kelly Lyles was appointed Chief Regional Officer, Insurance, and Deputy Chair of the Insurance Leadership Team in May 2015. From September 2014 until May 2015, Ms. Lyles served as the Company's Chief Executive of Insurance Global Professional operations. Prior to joining XL in 2014, Ms. Lyles served in progressively senior leadership roles during her more than 15 years with AIG Inc, including as Head of Specialty Lines for Europe, Middle East and Africa from January to September 2014, and as AIG's Country Manager in France from 2010 to January 2014.
Benjamin Meuli was appointed Chief Investment Officer in May 2015. Previously, from 2009 to May 2015, Mr. Meuli served as Catlin's Chief Financial Officer and as a member of its board of directors. From 2004 to 2008, Mr. Meuli served as Chief Investment Officer and as a member of the Executive Board of Swiss Re. From 1998 to 2004 he served as a Managing Director of Morgan Stanley with primary responsibility for asset and liability management issues linked to large multinational insurance groups, including all areas of investment banking, fixed income, equities and real estate. Prior to joining Morgan Stanley, he had a 20-year career with JP Morgan, where he served as a Managing Director, in charge of European Debt Capital Markets and the European Financial Institutions Group. He also served as Chief Executive of JP Morgan Life Assurance Ltd.
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
Jacob D. Rosengarten has served as Executive Vice President, Chief Enterprise Risk Officer since September 2008. Prior to joining the Company, Mr. Rosengarten served as Managing Director of Risk Management and Analytics for Goldman Sachs Asset Management from 1998 to 2008. From 1993 to 1997, Mr. Rosengarten served as Director of Risk and Quantitative Analysis at Commodities Corporation and prior to this, from 1983 to 1992 held progressively senior finance positions at Commodities Corporation.
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
Non-Employee Directors of the Registrant
Eugene M. McQuade has been a director since July 2004 and the non-executive Chairman of the Board since May 2015. Previously, Mr. McQuade served as Vice Chairman of Citigroup Inc., where he led Citigroup's comprehensive capital analysis and review process, and prior to that as the CEO of Citibank, N.A., the commercial banking arm of Citigroup, and as a member of Citigroup’s Operating Committee.

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
Claus-Michael Dill has been a director since August 2015. Previously, Mr. Dill was the Chief Executive officer of insurer AXA Konzern AG in Cologne, Germany and a member of the AXA Group Executive Committee.
Robert R. Glauber has been a director since September 2006, having originally served on our Board from 1998 to May 2005. From April 2009 to May 2015, Mr. Glauber served as the non-executive Chairman of the Board. Mr. Glauber is presently a Lecturer at the Harvard Kennedy School of Government.
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
Clayton S. Rose has been a director since December 2009. Dr. Rose is presently the President of Bowdoin College.
Anne Stevens has been a director since April 2014. Previously, Ms. Stevens was Chief Operations Officer for the Americas at the Ford Motor Company, and more recently was Chairman of the board, Chief Executive Officer and Principal of SA IT Services.
Sir John M. Vereker has been a director since November 2007. Previously, Sir John Vereker was the Governor and Commander-in-Chief of Bermuda.
Employees
At December 31, 2015, we had 7,200 employees. At that date, 396 of our employees were represented by workers’ councils and 517 of our employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.
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
Our website address is http://www.xlcatlin.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other of our documents filed with or furnished to the SEC.
We make available free of charge, including through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Upon written or oral request, we will promptly deliver, without charge, to any shareholder a copy of the Annual Report on Form 10-K. Requests for copies should be submitted to the Company Secretary at XL Group, 100 Washington Blvd., 6th Floor, Stamford, CT 06902, United States of America or (203) 964-5500.

We have adopted Corporate Governance Guidelines, written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Nominating, Governance and External Affairs Committee and the RFC, as well as a Code of Conduct and a related Compliance Program. Each of these documents is posted on our website at http://www.xlgroup.com, and each is available in print to any shareholder who requests it by writing to us at Investor Relations Department, XL Group plc, 100 Washington Blvd., 6th Floor, Stamford, CT 06902, United States of America.
We intend to post on our website any amendment to, or waiver of, a provision of our Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K under the federal securities laws.
We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on the website in the "Investor Relations" section. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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
The integration of Catlin Group Limited may be more difficult or time consuming than expected, and the acquisition may not result in any or all of the benefits anticipated.
Our future prospects will, in part, be dependent upon our ability to fully integrate Catlin successfully. Furthermore, we may face additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; redeploying resources in different areas of operations to improve efficiency; unanticipated issues in integrating information technology and other systems; and addressing possible differences between the Company’s culture, processes, controls, procedures and systems and those of Catlin. Additionally, the Acquisition might affect the relationship that the Company and/or Catlin has with customers, brokers and other business partners, and affect our performance and/or potential growth opportunities. Failure to effectively integrate the businesses on a timely basis could adversely impact the expected benefits of the acquisition.
Our future performance will, among other things, also depend on the successful integration and motivation of key employees from both the Company and Catlin. It is possible that failure to retain certain individuals during the integration period will affect our ability to fully integrate Catlin into the Company successfully and could have a material adverse effect on our business, financial condition and results of operations.
Costs related to the Catlin Acquisition and synergies that could result from the Acquisition may differ from those anticipated.
Although we are on track to achieve expected synergies from the Catlin Acquisition, our actual cost-savings, the costs required to realize the cost-savings and the source of the cost-savings could differ materially from our estimates, and we may not achieve the full amount of cost-savings on the schedule anticipated, or at all, and it is possible these cost-savings initiatives may have other unanticipated adverse effects on our business.
Finally, we may not be able to achieve the targeted long-term strategic or operational benefits of the Catlin Acquisition. An inability to realize the full extent of the anticipated benefits of the Catlin Acquisition could have an adverse effect on our business, results of operations, financial condition or the price of our shares.
The occurrence of disasters could adversely affect our financial condition, results of operations, cashflows and prospects.
We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events.  Both our underwriting limits for (re)insurance policies covering such losses and our exposure to such losses are expected to significantly increase following the Acquisition. Catastrophes can be caused by various natural or man-made events, including hurricanes, wind, tropical storms, earthquakes, floods, hailstorms, tornadoes, drought, severe winter weather, volcanoes, solar storms, nuclear, chemical, biological, radiological or other environmental events, accidents and disasters, power outages, explosions, severe weather, tsunamis, fires, war, cyber attacks and events and acts of terrorism. Changing climate conditions may add to the unpredictability and frequency of natural disasters in certain parts of the world and could create additional uncertainty as to future trends and exposures. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss any given occurrence will generate.
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
We seek to limit our loss exposure by, among other things, writing a number of our reinsurance or retrocession contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudently underwriting each program written. In addition, in the case of proportional treaties, we generally seek to use per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that all of these loss limitation methods will have the precise risk management impact intended. For instance, although we also seek to limit our loss exposure by geographic diversification, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and cash flows. Also, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner that we intend and disputes relating to coverage and choice of legal forum may arise, which could materially adversely affect our financial condition and results of operations.
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
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best Company ("A.M. Best"), which is three notches below the current S&P financial strength rating of "A+" (Positive) and two notches below the A.M. Best financial strength rating of "A" (Stable), may trigger termination provisions in a significant amount of our assumed reinsurance and retrocessional agreements and may potentially require us to return unearned premium to cedants or post additional collateral. In addition, a material reduction in our shareholders’ equity may trigger termination provisions or require us to post additional collateral in a majority of our assumed reinsurance agreements. While the amount of reduction necessary to trigger such termination provisions varies from agreement to agreement, such provisions are generally triggered by a reduction in the range of 20 to 50 percent. Whether a client would exercise its termination rights after such a downgrade or decline in shareholders' equity would likely depend on, among other things, the reasons for the downgrade or decline, the extent of the downgrade or decline, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, we estimate that approximately 66% of our in force reinsurance contracts at January 1, 2016 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below "A-."
In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in both a substantial loss of business for us, as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings, and the loss of key employees. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain "in use" portions of these facilities (see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," included herein). Specifically, a downgrade below "A-" by A.M. Best would constitute an event of default under the Company’s two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

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
Sovereign debt crises concerns regarding the instability of countries experiencing such crises, as well as the downgrading of sovereign nations' credit ratings, could have a material adverse effect on our business, financial condition and results of operations.
Global markets and economic conditions are currently and have in the past been negatively impacted by the uncertainty relating to sovereign debt levels in certain markets, such as those of developing nations including, but not limited to, Brazil and China, and of various E.U. member states (including Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations")), and the ability of those countries to service their sovereign debt obligations and the stability of financial institutions operating within those countries. This uncertainty has resulted and could in the future result in volatile bond yields on such sovereign debt, as well as on those of the debt of corporations located or operating within such countries, and on the valuation of equity markets, and could have material adverse impacts on financial markets and economic conditions regionally or throughout the world. Such volatility could, in turn, have material adverse impacts on the performance of our investment portfolio, as well as some of our credit sensitive underwriting activities. In addition, should governments default on their obligations, there could be a negative impact on both our direct equity and fixed income holdings, as well as on non-government issues and financials held within the country of default.
An extended period of stagnant growth combined with low or negative inflation, a continuation of significant deficits and an ongoing period of stimulative monetary policy could lead to a re-emergence of the sovereign debt crisis concerning European countries, including the European Periphery Nations, and related European financial restructuring efforts, may cause the value of the European currencies, including the Euro, to further deteriorate, which in turn could adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results - Balance Sheet Analysis - European Sovereign Debt Crisis," for an analysis of our fixed maturity portfolio's exposure to European Periphery Nations.
In addition, downgrades of sovereign debt - principally of E.U. member states, the United States, or other nations to which our investment portfolio is exposed - and concern about the potential default of government issuers, exits of member states from the E.U., or a possible breakup of the E.U. could create broader financial turmoil and uncertainty and could negatively impact the average credit rating quality of our investment portfolio, which could require us to change our minimum average credit quality target, and may result in foreign exchange and investment losses.
With respect to a potential exit of member states from the E.U., the U.K. is scheduled to hold a referendum on its membership in the E.U. Should the U.K. vote to withdraw from the E.U., it may impact the ease with which our U.K. subsidiaries are able to operate in Europe and could deter foreign insurance companies from opening operations in London, potentially damaging the U.K. insurance market, which is a significant market for us. Our business could be disrupted if it is determined that we need to redomicile our U.K. subsidiaries to another member of the E.U. as a result of an exit by the U.K. from the E.U. In addition, a vote to withdraw the U.K. from the E.U. could lead to uncertainty and potentially divergent national law and regulation as the U.K. determines which E.U. laws to replace or replicate, and could lead to market volatility and investment losses, which could negatively impact our business, financial condition, business opportunities, results of operations and/or cash flows.
With respect to the European sovereign debt crisis, the interdependencies among European economies and financial institutions and between such European economies and financial institutions and those of the rest of the world have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. One or more Euro-zone countries could come under increasing pressure to leave the European Monetary Union or the E.U., or the Euro as the single currency of the Euro-zone could cease to exist if the European Monetary Union were dissolved. These or other actions could ultimately result in the European Union ceasing to exist. Any of these developments, or the perception that any of these developments are likely to occur, could lead to severe economic recession or depression. If one or more significant countries abandon the E.U., the Euro or the European Monetary Union dissolves, or if separatist movements in countries such as the U.K. and Spain prove successful, causing certain regions of such countries to secede, it may result in foreign exchange and investment losses, uncertainty with respect to the terms, value or enforceability of certain bonds, instruments or contracts, which could result in a material loss to us. Similarly, if a country leaving the Euro-zone imposes currency controls, such controls may have a material adverse impact on the value of and our ability to withdraw funds from that country.
Given the extent of our European operations, including that several of our subsidiaries are domiciled in Europe and that XL-Ireland has its registered office in Ireland, and our European investment holdings, clients and counterparties, persistent volatility in the European financial markets, or the failure of any significant European financial institution arising from the wider implications of a crisis, even if not an immediate counterparty to us, could have a material adverse impact on our business, investment portfolio, liquidity or financial performance. A future Euro-zone sovereign crisis (including a sovereign debt crisis) could lead to political uncertainty, material changes to tax policies of Euro-zone countries, financial turmoil and social unrest, which could affect the successful implementation of stability measures. Sovereigns, financial institutions and companies may become subject to liquidity shortages and be unable to obtain refinancings or new fundings, leading to an increased risk of a default on their existing debt, and measures to reduce debt levels and fiscal deficits could result in a further slowdown of or negative economic growth.
For a discussion of the risks to our business during or following a financial market disruption and risks to our investment portfolio, see the risk factor entitled "We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows."
Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.
Our business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to maintain or profitably grow market share:

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
We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

▪	Demand for new products or business generated in new markets may not meet our expectations.

▪	Pricing for new or enhanced products may be inadequate and may result in unprofitable business.

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
Our operating results are affected by the performance of our investment portfolio. Our assets are invested primarily by a number of external investment management service providers, and to a lesser extent by our in-house portfolio management team, under the direction of the Company’s management within the Investment Group in accordance, in general, with the Authorities Framework set by us under the oversight of the RFC. The Authorities Framework defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, geography and value. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our financial condition, results of operations and cash flows.
We are exposed to significant capital markets risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. Our consolidated results of operations, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other than temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our results of operations and business.
For the year ended December 31, 2015, we incurred net realized and unrealized investment gains and losses, as described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included herein. We continue to closely monitor current market conditions and evaluate the long term impact of the market on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested over time. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested. We maintain an investment portfolio with diversified maturities that has a weighted average duration that is determined in accordance with our SAA. In summary, we are economically exposed to interest rate risk on our capital and to the extent that our investment portfolio maturities are a poor hedge of actual liability loss payments.
Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured and credit-sensitive government-related securities. Approximately 2.0% of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk and a greater exposure to credit spread risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. Our procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically may not protect us during periods of economic weakness or periods of turmoil in capital markets from default losses in both our investment grade and below investment grade corporate and structured holdings. This may result in a material reduction of net income, capital and cash flows.
We invest a portion of our investment portfolio in common stock or equity-related securities, including hedge funds and private investments (including funds). The value of these assets fluctuates, due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline, and may negatively impact net income, capital and cash flows. In addition, the amount of earnings from hedge funds and private investments (including funds) are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investments (including funds) depends on particular events relating to the underlying investments. The ability of a hedge fund to satisfy any redemption request from its investors depends on the underlying liquidity of the hedge fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict, and, if such funds are unable to satisfy our redemption requests, our results of operations, financial condition and cash flows may be adversely impacted. As hedge funds and certain private investment funds and other funds are collective investment vehicles managed by third parties, we do not control the proceeds once we make our investments, thus subjecting us to a higher level of fraud risk than is the case with our fixed income and equity holdings.
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
Our management periodically reviews and assesses our portfolio to determine if other-than-temporary impairments ("OTTI") should be recognized on our investments. For discussion of our accounting policy regarding OTTI, see Item 8, Note 2(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale."
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
We hold certain investments that may lack liquidity or for which the availability of prices or inputs may be reduced in periods of market dislocation, such as non-agency residential mortgage-backed and collateralized debt obligations securities, as well as investments in affiliates, private equity and private debt securities, and investments in certain hedge funds, which may suspend or delay redemption requests under certain circumstances. Even some of our high quality assets have been more illiquid during periods of challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in authoritative accounting guidance over fair value measurements may be less liquid, may be more difficult to value, requiring significant judgment, and may be more likely to result in sales at materially different amounts than the fair values determined by management.
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
If actual claims exceed our loss reserves, or if increases in the estimated levels of loss reserves are necessary, our financial results and cash flows could be adversely affected.
Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss adjustment expense ("LAE") liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include the accuracy of the information on which the estimates were based, especially as estimates develop, jury decisions, court interpretations, legislative changes, changes in the medical condition of claimants, public attitudes, and economic conditions such as inflation.
Inflation in relation to medical costs, construction costs and tort issues in particular impact the property and casualty industry. However, broader market inflation also poses a risk of increasing overall loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail" such as general liability, worker's compensation and professional liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation could also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.
We have an actuarial staff in each of our operating segments and a Chief Actuary who regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and LAE, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and LAE comprises case reserves and IBNR and represents the estimated ultimate losses and LAE less paid losses and LAE. During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.
The effects of emerging claim and coverage issues on our business are uncertain.
Changes to industry practices of legal, judicial, social, political, legislative or other environmental conditions or disruptions that affect businesses' continuity and interdependencies (including supply chain dependencies) could cause unexpected issues related to claim and coverage as well as additional forms of loss experience to emerge. These issues may adversely affect our business by either expanding coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that disruptions in the credit markets could have on the number and size of reported claims under directors and officers liability insurance ("D&O") and professional liability insurance lines of business. In some instances, these changes may not become apparent until sometime after we have issued the insurance or reinsurance contracts that are affected by the changes. Historically such claims and coverage issues have occurred at heightened levels during periods of very soft market conditions, which often reflect an inflection point in the typical cycle of insurance industry market conditions. In addition, our actual losses may vary materially from our current loss estimates based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.
Our delegation of underwriting and claims authority to third parties exposes us to operational and financial risks.
Part of our insurance business is underwritten and serviced by third parties. With respect to underwriting, our contractual arrangements with third parties will typically grant them limited rights to bind us to new and renewal policies, subject to contractual restrictions and obligations and requiring them to underwrite within the terms of our licenses. Should these third parties issue policies that contravene these contractual restrictions, we could nonetheless be deemed liable for such policies and subject to fines and penalties for any breach of licensing requirements. It is possible that in such circumstance we might not be fully indemnified for such third parties' contractual breach.
With respect to claims, where we contractually delegate claims adjusting and sometimes give third parties claims funds to manage, we could be exposed to their or their producer's operational risk, including, but not limited to, contract wording errors, handling errors, technological and staffing deficiencies, insolvency and inadequate disaster recovery. We could also be exposed to potential liabilities relating to the claims practices of the third party.
The audit procedures, monitoring and other reporting protocols, and protocols concerning the content of our contracts with such third parties, that we have implemented may not be sufficient to mitigate our exposure to the aforementioned risks, which could adversely impact our reputation or client relationships or have a material adverse effect on our financial condition or results of operations.
Governmental and regulatory actions may impact the marketplace generally or us in particular.
In recent years, the insurance industry has come under increased regulatory and governmental scrutiny in many jurisdictions where we operate, including the United States, the U.K. and the Euro-zone. In the United States, Dodd-Frank has created the FIO within the Treasury that is focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the FIO currently does not directly regulate the insurance industry, under Dodd-Frank it has been tasked with improving U.S. insurance regulation and has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. While we have not yet been required to make material changes to our business or operations as a result of Dodd-Frank, due to the complexity and broad scope of Dodd-Frank and the time required for regulatory implementation, it is not certain what the scope of future rulemaking or interpretive guidance from regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.
In addition, some U.S. state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, as well as state regulators, regularly reexamine existing laws and regulations. In one particular example, the NAIC's SMI has created roadmaps (and continual updates thereto) outlining activities, issues and projects underway focused on five specific areas. Capital Requirements, Governance and Risk Management, Group Supervision, Statutory Accounting and Financial Reporting, and Reinsurance. It is expected that the NAIC will ultimately provide guidelines on all of these areas that will in turn trigger activity among insurers to implement compliant processes and platforms. Given the extensive agenda the SMI covers, there remains uncertainty as to this initiative's costs and the impacts it will have on us.
Under Dodd-Frank, the Financial Stability Oversight Council ("FSOC") has issued rules establishing the process and criteria by which companies may be designated as nonbank systemically important financial institutions ("SIFIs") subject to the examination, enforcement and supervisory authority of the FSOC. Similarly, the Financial Stability Board ("FSB"), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions ("G-SIFIs"), should be regulated. These frameworks and recommendations address issues such as financial group supervision, basic capital requirements and solvency standards, systemic economic risk, corporate governance including compensation, and a host of related issues associated with responses to the financial crisis. In addition, the FSB has directed the International Association of Insurance Supervisors ("IAIS") to create standards relative to these areas for global systemically important insurers ("G-SIIs") and incorporate them within that body’s Insurance Core Principles. The IAIS is also in the process of developing a comprehensive, group-wide supervisory and regulatory framework for internationally active insurance groups ("IAIGs"), whether or not they are identified as G-SIIs, referred to as the Common Framework for the Supervision of Internationally Active Insurance Groups ("ComFrame"). As proposed, ComFrame also will include a quantitative international capital standard ("ICS"), which is currently under development. If the IAIS adopts ComFrame and the ICS, the framework is expected to come into force post-2019, if implemented by the IAIS member supervisors. The IAIS itself will not be responsible for identifying IAIGs under ComFrame. Rather, the group-wide supervisor will lead the identification process in cooperation with the supervisory colleges. While we have not nor expect that we will be designated as a SIFI, G-SIFI, or G-SII, certain of our competitors may be so designated, which may impact market behavior and/or access to capital. As a result of our acquisition of Catlin, we believe that we may meet the criteria to be designated as an IAIG by the time ComFrame is implemented, and consequently and we may become subject to the proposed ICS and enhanced regulatory supervision.
Any such governmental actions or future regulatory initiatives may impact certain investment instruments in our investment portfolio, or our competitive position, business or financial position. If global economic and market conditions become uncertain, volatile, or deteriorate, we may experience material adverse impacts on our results of operations, financial condition and cash flows.

We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, it may be inadequate to protect us against losses or uncollectible reinsurance when due.
We purchase reinsurance, including retrocessional reinsurance, for our own account in order to mitigate the volatility that losses impose on our financial condition. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments or otherwise perform under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds and may result in a recapture of the reinsured or retroceded business. For further information regarding our reinsurance exposure, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
From time to time, market conditions may limit or prevent us from obtaining the types and amounts of reinsurance that we consider adequate for our business needs. For example, after a year with a significant number of major catastrophes, reinsurance may be more difficult or costly to obtain. As a result, we may not be able to obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness in amounts that we deem desirable or on terms that we deem appropriate or acceptable.
We also use capital market solutions, such as catastrophe bonds, as part of our overall risk management strategy. The use of catastrophe bonds may not provide the same levels of protections as traditional reinsurance, and like traditional reinsurance, the accessibility of the catastrophe bond market may be impacted by disruptions, volatility or uncertainty, such as following a major catastrophic event. Also, to the extent that we use catastrophe bond transactions based on an industry loss index rather than on our actual incurred losses, such transactions would result in residual risk.
Our inability to obtain adequate reinsurance or other protection could have a material adverse effect on our business, financial condition or results of operations.
The impairment of other financial institutions could adversely affect us.
We have exposure to counterparties in various industries, including banks, hedge funds and other investment vehicles, and in reinsurance and other transactions, including derivative transactions. Many of these transactions expose us to credit risk in the event our counterparty fails to perform its obligations. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. , As detailed in Item 8, Note 17, "Commitments and Contingencies," to the Consolidated Financial Statements included herein, AON Corporation, Marsh & McLennan Companies and the Willis Group and their respective subsidiaries each provided significant portions of our gross written premiums for property and casualty operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as underwriting, pricing, capital, hedging, reserving, and catastrophe risks, which could have a material adverse effect on our business, financial condition and results of operations or liquidity.
We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures, assess product pricing and pricing adequacy, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision making (e.g., capital setting, capital allocation, underwriting, reserving, pricing, reinsurance purchasing, investment decisions and managing catastrophe exposure). The modeled outputs and related analyses - both from proprietary and third party models - are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the availability, use, accuracy and relevance of historical, internal and industry data, and incorporate numerous assumptions and forecasts about the future level and variability of interest rates, inflation, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, meteorological and seismological relationships, the state of the judicial climate and equity markets, among others. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Further, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model, including input errors, data errors, and human error. Misuse of the model's outputs includes potential overreliance upon the model's outputs beyond its domain of statistical relevance. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we miscalculate the amount of capital we are required to hold, or we misprice our products or underestimate the frequency and/or severity of loss events, or incorrectly estimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected, which could have a material adverse effect on our results of operations and financial condition.
Whether we use a proprietary or third party model, future experience may be materially different from past experience, and events occurring or continuing to occur, or the correlation among events. Third party models may provide substantially different indications than what our proprietary modeling processes provide. As a result, third party model estimates of losses can be, and often have been, materially different for similar events in comparison to our proprietary estimates. The differences between third party model estimates and our proprietary estimates are driven by the use of different data sets as well as different assumptions and forecasts regarding the frequency and severity of events and claims arising from the events.
If we fail to appropriately price the risks we insure, or fail to change our pricing model to appropriately reflect our current experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks to which we are exposed, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or our estimates of risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
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
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland and XL-Cayman rely on the availability of dividends and other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and XL-Ireland ordinary and XL-Cayman preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The payment of dividends by our insurance and reinsurance subsidiaries is regulated under the laws of various countries, including Bermuda, the U.K., Ireland, Switzerland and in the other countries where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business and by the Society of Lloyd’s. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant property and casualty subsidiaries in Ireland, the U.K., Bermuda and the U.S., see Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements, and Item 1, "Business – Regulation."
XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback our ordinary shares. While XL-Ireland’s Articles of Association authorize the Board to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. As of December 31, 2015, XL-Ireland had $2.9 billion in distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate amount.
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
The ability to declare and pay dividends may also be restricted by financial covenants in our letters of credit and revolving credit facilities. We were in compliance with all such financial covenants by significant margins at December 31, 2015, and currently remain in compliance.
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
The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources and higher ratings than we have. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets and with alternative products that are intended to compete with reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years, capital market participants have been increasingly active in the reinsurance market and markets for related risks. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.
Operational risks, including human or systems failures, are inherent in our business.
Losses can result from operational risk such as, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. Areas of operational risk can be heightened after a major acquisition, or in discontinued or exited businesses as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise by departing management or employees.
We operate globally, and have two office locations in India, one in Poland and one in Kuala Lumpur that currently provide large portions of our back office support. Our global operations present significant operational risk due to the possibility of political instability, disruptions in communication or information processes, whether due to technical difficulties, power failures or destruction or damage to our offices for any reason. If any disruption occurs, our business continuity and disaster recovery plans may not be effective, particularly if natural or man-made catastrophic events occur, and such disruption could harm our results of operations or our reputation in the marketplace.
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
We have outsourced custody and record-keeping of our investment portfolio to third-party managers, custodians and investment accounting service providers that we believe to be reputable. We have also outsourced a significant portion of the day-to-day management of our investment portfolio to third party managers. A major defect in those investment managers’ investment management strategy or decision-making could result in management distraction and/or significant financial loss. We also have outsourced claims handling for certain of our business, including portions of our Run-Off Life Operations, to third parties and we rely on a few brokers for a large portion of our revenues. A major defect in our brokers’, claims managers', investment managers’, custodians’ or investment accounting services providers' internal controls or information and technology systems could result in management distraction or significant financial loss or other negative impact on our business.
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
Information security risks, data protection breaches and cyber attacks could adversely affect our business and results of operations.
Our approach to cyber risk and information security follows a defense-in-depth strategy to defend against any attacks. This includes a layered tactical scheme using multiple security controls that are designed to compensate when any control fails or a vulnerability is exploited. However, every company's (including our) internal control and information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attacks and other similar disruptions. Experienced computer programmers and hackers may be able to penetrate our network’s system security measures and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, as a (re)insurer, we receive and are required to protect confidential information from clients and other third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could impact our operations, cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us, result in regulatory action and ultimately have a material adverse effect on our business or operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage.
Unanticipated losses from terrorism and uncertainty surrounding the future of the TRIPRA could have a material adverse effect on our financial condition, results of operations and cash flows.
The U.S. Terrorism Risk Insurance Act of 2002 ("TRIA"), as amended, established the Terrorism Risk Insurance Program ("TRIP"), which became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George W. Bush signed a bill extending TRIA for two more years, continuing TRIP through 2007. On December 26, 2007, President George W. Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") which further extended TRIP for seven years until December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism. On January 12, 2015, President Barack H. Obama signed TRIPRA 2015, which is effective retroactively to December 31, 2014 and extends authorization of the TRIP for six years through December 31, 2020. TRIPRA 2015 makes modifications to TRIP by, among other things, establishing a National Association of Registered Agents and Brokers and exempting certain swap participants from capital requirements established under the Dodd-Frank Act.
In response to the lack of availability in certain insurance and reinsurance markets resulting from, among other things, the September 11 event, the TRIP was created upon the enactment of the TRIA of 2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S. This law established a federal program that has now been extended to December 31, 2020, to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and to require insurers to offer coverage for terrorist acts.
TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA along with further extensions to TRIP, as noted above, allows us to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that we have otherwise complied with all the requirements as specified under TRIPRA, we are eligible for reimbursement by the Federal Government for up to 85% (which decreases to 80% in 2020) of our covered terrorism-related losses arising from a certified terrorist attack. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. The maximum liability during a program year, including both the Federal Government’s and insurers’ shares, is capped on an aggregated basis at $100 billion. While regulations have been promulgated by the Department of the Treasury ("Treasury") requiring that Treasury advise participating insurers, such as the Company, in advance of reaching the $100 billion aggregate limit that such aggregate limit could be reached during the program year, there is a risk that the Company will not be given adequate notice of the potential exhaustion of that aggregate limit. Accordingly, the Company could overpay with regard to such losses, and it is unlikely Treasury would reimburse the Company for such losses; moreover, it is unclear whether the Company, in the event of an overpayment, would be able to recover the amount of any such overpayment. In addition, there is a risk that the occurrence of an event that results in an industry loss that exceeds the $100 billion cap will result in the Company not being reimbursed and reduced coverage for policyholders with terrorism coverage.
We believe that TRIP and the related legislation have been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. Nevertheless, TRIPRA 2015 may not be extended beyond 2020, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.
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
Capital adequacy and risk management regulations, called Solvency II, were implemented throughout the EEA on January 1, 2016. We devote a significant amount of time and resources to comply with Solvency II, and our implementation of Solvency II. The CBI is our group regulator under Solvency II. See Item 1, "Business – Regulation," included herein. Regulations and legislation relating to capital adequacy and risk management are also in the process of being developed or implemented in other jurisdictions. To date, the insurance regulatory regimes of Bermuda and Switzerland are the non-E.U. jurisdictions that have been determined to be fully equivalent with Solvency II. In particular, other jurisdictions in which we operate, including the U.S., Canada, Brazil, Mexico and Australia, to date have been granted only provisional equivalence for Solvency II group solvency calculations. There remains significant uncertainty as to the impact that these various regulations and legislation will have on us. Such impacts could include constraints on our ability to move capital between subsidiaries or requirements that additional capital be provided to subsidiaries in certain jurisdictions, which may adversely impact our profitability.
In addition, under Solvency II, effective January 1, 2016, E.U. cedants placing reinsurance with (re)insurers that are domiciled in either the E.U. (or in countries that are deemed equivalent to the Solvency II regime for these purposes) receive full credit for such reinsurance. Our operating subsidiaries that are not domiciled in the E.U. (and that are not otherwise domiciled in Solvency II equivalent jurisdictions) that provide reinsurance to E.U. cedants may be required by such cedants to post collateral in order for such cedants to receive full credit for the reinsurance ceded. This could increase the cost of doing business,which could have a material adverse effect on our results of operations.  Similarly, there is a risk that our operating subsidiaries purchasing reinsurance protection from (re)insurers not domiciled in the E.U. (and that are not domiciled in jurisdictions that are deemed Solvency II equivalent) will not receive full credit for such reinsurance which could have a material impact on our business, financial condition and results of operations. See Item 1, "Business - Regulation - Solvency II Equivalence," included herein for more information regarding the Solvency II equivalence process.
Our Bermuda-based operating subsidiaries are subject to the BMA’s risk-based capital standards for (re)insurance companies, which impose required levels of statutory capital and surplus on our Bermuda-based operating standards. Our Switzerland-based operating subsidiaries are subject to regulation by the FINMA, whose regulations include Swiss Solvency test. Our U.K. based regulated entities, which includes our Lloyd's syndicates, are subject to the PRA's risk-based capital requirements under the Solvency II regime. While we currently have excess capital and surplus under these requirements, such requirements or similar regulations, in their current form or as they may be amended in the future, may have a material adverse effect on our business, financial condition or results of operations.
We may not be able to comply fully with, or obtain desired exemptions from, statutes, regulations and policies that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which we are, or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business, financial condition and results of operations.
The statutory credit afforded to certain aspects of our capital may change in the future.
The components of our capital fall within various categories under Solvency II and other regulatory capital regimes. Each of these categories is afforded different treatment and this treatment may change in the future. For example, under Solvency II our subordinated notes due 2025 and 2045 constitute Tier 2 capital. If at any time in the future we require each series of the subordinated notes to constitute Tier 2 capital under the laws implementing Solvency II in a European Union Member State other than Ireland, or under another regulatory capital regime, these subordinated notes may not meet the requirements of that jurisdiction, which may impact our ability to include each series of subordinated notes as Tier 2 capital. It is possible that the Solvency II framework will be amended or replaced in the future and there is no assurance that the subordinated notes will continue to qualify as Tier 2 Capital or basic own funds under any amended or replacement framework. If any our capital fails to receive the treatment its does today, we may be required to raise additional capital that would be afforded the necessary treatment under Solvency II or another regulatory capital regime. Any such capital raise would be subject to market and other conditions, and there can be no assurance that we would be able to raise such capital when needed.
We are subject to laws and regulations relating to sanctions, anti-corruption and money laundering, the violation of which could adversely affect our operations.
Our activities are subject to applicable economic and trade sanctions, money laundering regulations, and anti-corruption laws in the jurisdictions where we operate, including the U.K. and the European Community and the U.S., among others. for example, we are subject to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, compliance with which may impose significant costs, limit or restrict our ability to do business or engage in certain activities, or subject us to the possibility of civil or criminal actions or proceedings. Although we have in place systems and controls designed to comply with applicable laws and regulations, we, our employees, and our agents acting on our behalf may not be in full compliance with all applicable laws and regulations as interpreted by the relevant authorities and, given the complex nature of the risks, it may not always be possible for us to attain compliance with such laws and regulations. Furthermore, these risks are heightened due to the fact that the sanctions relief implemented as a result of the Iran Nuclear Agreement differs for our U.S. subsidiaries and persons as compared to our E.U. subsidiaries and persons. Failure to accurately interpret or comply with or obtain appropriate authorizations and/or exemptions under such laws or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could damage our business or reputation. Such damage could have a material adverse effect on our financial condition and results of operations.
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
The insurance industry is also affected by legislative, political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancelations of products and services by insureds, insurers and reinsurers, which could adversely affect our business.
For further information regarding government regulation and/or intervention in response to the financial and credit crises, see risk factor entitled "Governmental and regulatory actions may impact the marketplace generally or us in particular" above.
Consolidation in the insurance industry could adversely impact us.
Insurance industry participants have consolidated through recent mergers and acquisitions and may continue to seek to consolidate. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for our products and services, and reduce their use of reinsurance, and, as such, we may experience rate declines and possibly write less business.
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
When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. The goodwill is then assigned to a level of reporting referred to as a "reporting unit" for purposes of impairment testing. We conduct impairment tests on our goodwill at least annually, or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in pricing or renewal activity and new business opportunities, a decrease in the retention of our underwriting teams, lower-than-expected yields and/or cash flows from our investment portfolio or higher-than-expected claims activity and incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit - which includes the value of the assigned goodwill - to exceed the fair value of such net assets, thus creating a goodwill impairment. If we determine such an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to record additional goodwill impairments, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.
We are exposed to risks in connection with our alternative capital arrangements and with respect to services provided to third parties.
We have and may continue to establish, operate, invest in or manage third party capital vehicles. In connection with these arrangements, a primary portion of the business written by the insurers affiliated with these third party capital vehicles will be reinsurance or retrocessional contracts ceded by XL entities. XL will continue to underwrite business for its own portfolios in accordance with its own policies, strategies and business plans and XL Catlin may, and likely will, write business for itself which would otherwise have been suitable for one or more of these third party capital vehicles. As a result, there may be situations in which the interests of one or more third party capital vehicle may conflict with the interests of another such vehicle or XL Catlin. Additionally, XL Catlin entities and/or their respective partners, principals, employees, officers, directors, shareholders and affiliates (“XL Persons”) may have investment interests in, hold directorships with, serve as executives of, or otherwise be involved with, these third party capital vehicles. As a result, conflicts may also arise in cases where an XL Person simultaneously performs services for a third party capital vehicle and for XL Catlin. Such forgoing conflicts could have a negative effect on our relationship with such third party capital vehicles or our reputation generally and could materially impact our investments in those vehicles.
Our asset manager affiliate (New Ocean Capital Management Limited), our insurance manager affiliate (XL Underwriting Managers Ltd.) or our other affiliated investment vehicles in which we may be involved may owe certain legal duties and obligations to counterparties or third party investors (including reporting obligations), and will be subject to complex laws and regulations relating to such duties and obligations. Compliance with some of these laws and regulations, all of which are subject to change, requires significant management time and attention. Although New Ocean will seek to continually monitor its policies and procedures to attempt to ensure compliance, faulty or mistaken judgments or representations, errors or the failure of its personnel to adhere to its policies and procedures could result in its failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and harm our business and results of operations.
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
In particular, our Articles of Association provide that if, and for so long as, the votes conferred by the Controlled Shares (as defined below) of any person constitute 10% or more of the votes conferred by all our issued shares, the voting rights with respect to the Controlled Shares of such person shall be limited, in the aggregate, to a voting power equal to approximately (but slightly less than) 10%, pursuant to a formula set forth in our Articles of Association. "Controlled Shares" of a person (as defined in our Articles of Association) include (1) all of our shares owned directly, indirectly or constructively by that person (within the meaning of Section 958 of the Internal Revenue Code of 1986, as amended (the "IRS Code")) and (2) all of our shares owned directly, indirectly or constructively by that person or any "group" of which that person is a part, within the meaning of Section 13(d)(3) of the Exchange Act.
Provisions in our Articles of Association may restrict the ownership and transfer of our ordinary shares.
Our Articles of Association provide that the Board shall decline to register a transfer of shares if it appears to the Board, whether before or after such transfer, that the effect of such transfer would be to increase the number of Controlled Shares of any person to 10% or more of any class of our voting shares, of our total issued shares, or of the total voting power of our total issued shares.
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
As an Irish company, we are subject to the Irish Takeover Rules, under which the Board is not permitted to take any action that might "frustrate" an offer for our shares once the Board has received an offer or has reason to believe an offer is or may be imminent without the approval of more than 50% of shareholders entitled to vote at a general meeting of shareholders and/or the consent of the Irish Takeover Panel. This could limit the ability of the Board of Directors to take defensive actions even if the Board believes that such defensive actions would be in the best interests of the Company and its shareholders.
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
Irish law allows shareholders to authorize a board of directors to issue shares subsequent to receipt of authorization without further shareholder approval, but this authorization must be renewed at least every five years. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing ordinary shareholders to subscribe for new issuances of shares for cash, but allows such shareholders to authorize the waiver of such statutory preemption rights for up to five years. Our shareholders have (i) authorized the Board of Directors to issue shares without further shareholder approval, and (ii) waived their statutory preemption rights in the event of either (a) the issuance of shares for cash in connection with any rights issue or (b) the issuance of shares for cash, if the issuance is limited to up to 5% of our ordinary share capital as of March 17, 2015, in each case for a period of 18 months beginning on May 8, 2015. Therefore, this share issuance authorization and waiver of rights will in each case expire in November 2016, unless renewed by XL-Ireland’s shareholders. These authorizations and waivers may not always be renewed, which could limit our ability to issue equity in the future. Furthermore, issuances that do not fall within the preemption waiver authorization approved by our shareholders may require that we provide shareholders with the right to subscribe for new issuances pro rata with their existing holdings, which may increase the cost and administrative burden associated with such issuances.
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
We take the position that neither we nor any of our non-U.S. insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, we take the position that neither we nor our non-U.S. insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (the "IRS") will not contend successfully that we or any of our non-U.S. insurance subsidiaries are engaged in a trade or business in the United States. If we or any of our non-U.S. insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our financial condition and results of operations could be materially adversely affected.
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
Additionally, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a Passive Foreign Investment Company ("PFIC"), or whether U.S. holders would be required to include in their gross income "subpart F income" or the related person insurance income, which we refer to as "RPII" of a Controlled Foreign Corporation ("CFC"), are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.
Future legislative action may increase the amount of U.S. tax payable by us. If an increase occurs, our financial condition and results of operations could be materially adversely affected.
There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.
As discussed above, the U.S. Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of non-U.S. insurance companies and U.S. insurance companies with non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their non-U.S. affiliates. In this regard, section 845 of the IRS Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper "amount, source or character" for each item (in contrast to prior law, which only covered "source and character"). If the IRS were to successfully challenge our reinsurance arrangements under section 845, our financial condition and results of operations could be materially adversely affected and the price of our ordinary shares could be adversely affected.
The Organization for Economic Co-operation and Development has launched an Action Plan on Base Erosion and Profit Shifting that if implemented might change the manner in which we are taxed.
In July 2013, The Organization for Economic Co-operation and Development ("the OECD") launched an Action Plan on Base Erosion and Profit Shifting ("BEPS Action Plan"). The BEPS Action Plan identifies 15 specific actions to address tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to low or no-tax locations where there is little or no economic activity, resulting in little or no overall corporate tax being paid. In addition, the BEPS Action Plan sets deadlines to implement the actions and identifies the resources needed and the methodology to implement these actions. The OECD presented the final package of BEPS measures for the 15 actions outlined in the plan on October 5, 2015. For the first time in tax matters, non-OECD/G20 countries are expected to participate on an equal footing in monitoring BEPS and supporting the implementation of these BEPS measures. The implementation of these BEPS measures could have a material impact on how we and other multinational organizations are taxed.
The European Commission has published proposals on anti-tax avoidance that if implemented might change the manner in which we are taxed
In January 2016, The European Commission (“The Commission”) published its Anti-Tax Avoidance Package (“The Tax Package”). The Tax Package is based around three core pillars of The Commissions agenda for taxation: ensuring effective taxation in the E.U.; increasing tax transparency; and securing a level playing field. The Commission proposals include a new Anti-Tax Avoidance Directive to provide a common E.U. framework for implementing the OECD’s BEPS measures, an amendment to the current Directive on mandatory automatic exchange of information to implement the OECD’S recommendations on country-by-country reporting in the E.U. and a recommendation to E.U. Member States on tax treaties. The implementation of The Tax Package could have a material impact on how we and other multinational organizations are taxed.
If an investor acquires 10% or more of our ordinary shares, it may be subject to taxation under the U.S. "controlled foreign corporation" ("CFC") rules.
Under certain circumstances, a U.S. person who owns 10% or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which 10% U.S. shareholders own more than 50% of the value or voting power of the stock of the foreign corporation or more than 25% of a foreign insurance company) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such "10% U.S. Shareholder’s" pro rata share of the CFC’s "subpart F income," even if the subpart F income is not distributed to such 10% U.S. Shareholder, if such 10% U.S. Shareholder owns (directly or indirectly through foreign entities) any shares of the foreign corporation on the last day of the corporation’s taxable year. "Subpart F income" of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.
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
If we are considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any of our shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and tax on amounts in advance of when tax would otherwise be imposed, in which case an investor’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. However, we may be deemed a PFIC by the IRS in the future. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no final regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.
There are U.S. income tax risks associated with the related person insurance income of our non-U.S. insurance subsidiaries.
If (i) the related person insurance income, which we refer to as "RPII," of any one of our non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year and (ii) U.S. persons were treated as owning 25% or more of the subsidiary’s stock (by vote or value), a U.S. person who owns any ordinary shares, directly or indirectly, on the last day of such taxable year on which the 25% threshold is met would be required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately only to U.S. holders at that date, regardless of whether that income is distributed. The amount of RPII earned by a subsidiary (generally premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares of that subsidiary or any person related to that holder) would depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met in respect of any of our non-U.S. insurance subsidiaries, some of the factors that may affect the result in any period may be beyond our control. Consequently, it is possible that we could exceed the RPII threshold in any taxable year.
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
Dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on the Company’s ordinary shares. However, a number of exemptions from dividend withholding tax exist such that ordinary shareholders resident in the United States and ordinary shareholders resident in other specified countries (listed in Annex F attached to the Redomestication Proxy Statement filed with the SEC on March 10, 2010) may be entitled to exemptions from dividend withholding tax if they complete and file certain dividend withholding tax forms. Ordinary shareholders resident in the U.S. that hold their ordinary shares through the Depository Trust Company ("DTC") will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such ordinary shares in the records of the brokers holding such ordinary shares are in the United States (so that such brokers can further transmit the relevant information to a qualifying intermediary appointed by the Company). Similarly, ordinary shareholders resident in the U.S. that hold their ordinary shares directly instead of beneficially through DTC are not subject to dividend withholding tax if such ordinary shareholders held ordinary shares in the Company on January 12, 2010 and they provided a valid Form W-9 showing a U.S. address to the Company’s transfer agent. In addition, XL shareholders resident in the U.S. that acquire their XL Shares after January 12, 2010 and that hold their XL Shares directly instead of beneficially through DTC are not subject to Irish dividend withholding tax if such XL shareholders satisfy the conditions of any of one of several exemptions from Irish dividend withholding tax (exemptions include where such an XL shareholder is an individual neither resident nor ordinarily resident in Ireland, or such an XL shareholder is a company not under the control of a person or persons that is or are resident in Ireland), including the requirements to furnish completed Irish Revenue Commissioners' prescribed dividend withholding tax forms and that such forms remain valid. However, other ordinary shareholders may be subject to dividend withholding tax, which could adversely affect the price of our ordinary shares.
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
The Catlin Acquisition may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.
As a result of the Catlin Acquisition, we may be exposed to significant unanticipated liabilities. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. We may also incur liabilities or claims associated with our acquisition of Catlin’s technology and intellectual property including claims of infringement. Particularly in international jurisdictions, our acquisition of Catlin, or our decision to independently enter new international markets where Catlin previously conducted business, could also expose us to tax liabilities and other amounts owed by Catlin. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to operating at Lloyd’s.
As a result of the Catlin Acquisition, we are the largest underwriting syndicate in Lloyd's. As a result, we are exposed to the risks facing syndicates operating at Lloyd's, which include, but are not limited to, the following factors which, alone or in combination, could have an adverse effect on our business, financial condition and results of operations:

•
having exposure to the Council of Lloyd's (the "Council") wide discretionary powers to regulate members of Lloyd's, including the Council's power to vary the method by which the capital solvency ratio is calculated;

•	being subject to increased capital requirements due to changes in regulation;

•	facing reputational issues arising from the actions of other Lloyd's syndicates;

•	being subject to potential changes in business strategy due to requirements of the Lloyd's Franchise Board (which is responsible for the day-to-day management of the Lloyd's market);

•	reduced underwriting capacity due to a reduction in the funds held in trust at Lloyd's (as a result of changes in the market value of investments or otherwise) to support underwriting activities;

•	being required to cease or reduce underwriting if Lloyd's fails to satisfy the FCA's and the PRA's annual solvency test in any given year;

•	having a reduced ability to trade in certain classes of business at current levels as a consequence of a downgrading of the Lloyd's market;

•	being subject to additional or special levies imposed by the Council; and

•
as a Lloyd's syndicate transacting certain types of business in the United States, being required by U.S. regulators to increase the level of funding required as minimum deposits for the protection of U.S. policyholders and, as a consequence, being required to make cash calls to meet claims payments and deposit funding obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We operate in Bermuda, the United States, Europe and various other locations around the world. In 1997, we acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space. The development was completed in April 2001. The total cost of this development, including land, was approximately $126.6 million. We have subsequently sub-leased portions of this property as a part of our broader expense reduction initiatives.
In July 2003, we acquired new offices at 70 Gracechurch Street, London. The acquisition was made through a purchase, sale and leaseback transaction. The capital lease asset and liability associated with this transaction totaled $73.4 million at December 31, 2015.
In June 2012, we acquired new offices at 8 St. Stephen’s Green, Dublin, Ireland, which is XL-Ireland's registered office. The final acquisition purchase price was $11.4 million and further improvement costs totaled $9.6 million.
In May 2015, as a result of the Catlin Acquisition, we acquired four residential properties with a fair value of approximately $30 million.
Each of our reporting segments uses the properties described above. All other office facilities throughout the world that are occupied by us and our subsidiaries are leased.
Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $71.1 million, $36.6 million and $38.7 million, respectively. See Item 8, Note 17(d), "Commitments and Contingencies - Properties," to the Consolidated Financial Statements included herein, for a discussion of our lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS
See Item 8, Note 17(g), "Commitments and Contingencies - Litigation" to the Consolidated Financial Statements included herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares, $0.01 par value per share, are listed on the NYSE under the symbol "XL."
The following table sets forth the high, low and closing sales prices per share of our ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on the ordinary shares for the periods indicated:

	High	Low	Close	Dividends
2015
1st Quarter	$37.45	$33.98	$36.80	$0.16
2nd Quarter	$38.78	$36.33	$37.20	$0.16
3rd Quarter	$40.41	$25.56	$36.32	$0.20
4th Quarter	$40.48	$34.44	$39.18	$0.20
2014
1st Quarter	$31.85	$27.79	$31.25	$0.16
2nd Quarter	$33.41	$30.54	$32.73	$0.16
3rd Quarter	$35.52	$31.83	$33.17	$0.16
4th Quarter	$36.35	$30.83	$34.37	$0.16
The number of record holders of ordinary shares at February 23, 2016 was 338. This figure does not represent the actual number of beneficial owners of our ordinary shares because such shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.
In 2015, two quarterly dividends of $0.16 per share were paid to all ordinary shareholders of record as of March 13 and June 15 and two quarterly dividends of $0.20 per share were paid to all ordinary shareholders of record as of September 15 and December 15. In 2014, four quarterly dividends of $0.16 per share were paid to all ordinary shareholders of record as of March 14, June 13, September 15 and December 15. On February 19, 2016, we announced that the Board of Directors of XL-Ireland declared a quarterly dividend on February 18, 2016 of $0.20 per share, payable on March 31, 2016 to all ordinary shareholders of record as of March 15, 2016.
The declaration and payment of future dividends will be at the discretion of the Board and will depend upon many factors, including our earnings, financial condition, business needs, consideration of other methods of returning capital to shareholders, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.
As a holding company, our assets consist primarily of investments in subsidiaries. Accordingly, we rely on the availability of dividends and other permissible payments from our subsidiaries to pay ordinary and preferred dividends. Our subsidiaries' payment of dividends to us are regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland, Switzerland and the other jurisdictions where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our principal operating subsidiaries are licensed to transact business and by the Society of Lloyd’s. In addition, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves and may not pay any dividend or make any distribution unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. See Item 1, "Business – Regulation," Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included herein, for further discussion.

The following table summarizes our equity compensation plan information at December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans (Excluding Securities in column (a))
Plan Category	(a)	(b)	(c)
Share-based compensation plans approved by security holders (1)	10,748,604	$28.59	6,907,136
Share-based compensation plans not approved by security holders	—	—	—
Total	10,748,604	$28.59	6,907,136
____________

(1)
Pertains to our 1991 Performance Incentive Program and the Directors Stock & Option Plan. Includes for the 1991 Performance Incentive Program, 10,602,114 ordinary shares to be issued upon the exercise of outstanding options, warrants and rights, a $28.65 weighted average exercise price of outstanding options, warrants and rights, and 6,632,650 ordinary shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a). Includes for the Directors Stock & Option Plan, 146,490 ordinary shares to be issued upon exercise of outstanding options, warrants and rights, a $24.53 weighted average exercise price of outstanding options, warrants and rights, and 274,486 ordinary shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a).

Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by us during the quarter ended December 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (1) (2)
October 1, 2015 to October 31, 2015	1,621,733	$37.00	1,621,733	$820.0	million
November 1, 2015 to November 30, 2015	1,326,624	$37.61	1,326,624	$770.1	million
December 1, 2015 to December 31, 2015	1,744,046	$38.28	1,744,046	$703.3	million
Total	4,692,403	$37.65	4,692,403	$703.3	million
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

Ordinary Share Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a five-year period on our ordinary shares from December 31, 2010 through December 31, 2015 to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index. The companies included in these indices or noted as competitors under Item 1, "Business," may not be included in our compensation peer group.
The graph shows the value on December 31, 2011, 2012, 2013, 2014 and 2015, of a $100 investment made on December 31, 2010, with all dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data below is based upon our fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

(U.S. dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Income Statement Data:
Net premiums earned	$8,226,425	$5,895,070	$6,309,521	$6,090,437	$5,690,130
Net investment income	$872,370	$918,625	$957,716	$1,012,348	$1,137,769
Net realized gains (losses) on investments	$19,997	$122,991	$87,777	$14,098	$(188,359)
Net realized gains (losses) on investments - Life Funds Withheld Assets	$209,915	$(15,520)	$—	$—	$—
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	$(27,734)	$(9)	$—	$—	$—
Net realized and unrealized gains (losses) on derivative instruments	$53,123	$29,886	$7,798	$5,221	$(10,738)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(151,691)	$(488,222)	$—	$—	$—
Net income (loss) from investment fund affiliates	$73,320	$95,816	$138,391	$58,504	$26,253
Fee income and other	$33,201	$43,630	$40,031	$51,789	$41,748
Net losses and loss expenses incurred	$4,766,200	$3,258,393	$3,731,464	$3,765,482	$4,078,391
Claims and policy benefits – life operations	$115,997	$242,963	$465,702	$486,195	$535,074
Acquisition costs, operating expenses and foreign exchange gains and losses	$3,306,891	$2,041,865	$2,094,258	$2,097,992	$1,869,688
Interest expense	$205,215	$134,106	$155,462	$172,204	$205,592
Loss on sale of life reinsurance subsidiary	$—	$666,423	$—	$—	$—
Extinguishment of debt	$5,592	$—	$—	$—	$—
Impairment of goodwill	$—	$—	$—	$—	$429,020
Income (loss) before non-controlling interests, net income from operating affiliates, gain on sale of operating affiliate and income tax expense	$909,031	$258,517	$1,094,348	$710,524	$(420,962)
Income (loss) from operating affiliates	$44,740	$107,218	$119,804	$53,887	$76,786
Gain on sale of operating affiliate	$340,407	$—	$—	$—	$—
Preference share dividends (1)	$98,721	$76,743	$77,187	$79,087	$72,278
Net income (loss) attributable to ordinary shareholders	$1,207,152	$188,340	$1,059,916	$651,128	$(474,760)

(U.S. dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Per Share Data:
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$4.22	$0.71	$3.68	$2.12	$(1.52)
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$4.15	$0.69	$3.63	$2.10	$(1.52)
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	290,999	271,527	292,069	310,282	312,896
Cash dividends per ordinary share	$0.72	$0.64	$0.56	$0.44	$0.44
Balance Sheet Data:
Total investments – available for sale ("AFS")	$33,753,898	$30,484,053	$28,996,661	$28,818,982	$27,017,285
Total investments – held to maturity ("HTM")	$—	$—	$2,858,695	$2,814,447	$2,668,978
Cash and cash equivalents	$3,256,236	$2,521,814	$1,800,832	$2,618,378	$3,825,125
Restricted cash	$154,992	$—	$—	$—
Investments in affiliates	$1,708,899	$1,637,620	$1,370,943	$1,126,875	$1,052,729
Unpaid losses and loss expenses recoverable	$5,262,706	$3,429,368	$3,435,230	$3,382,102	$3,654,948
Premiums receivable	$4,712,493	$2,473,736	$2,612,602	$2,568,862	$2,411,611
Total assets	$58,682,938	$45,046,819	$45,652,887	$45,386,895	$44,665,265
Unpaid losses and loss expenses	$25,439,744	$19,353,243	$20,481,065	$20,484,121	$20,613,901
Future policy benefit reserves	$4,163,500	$4,707,199	$4,803,816	$4,812,046	$4,845,394
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)	$914,629	$1,155,016	$—	$—	$—
Unearned premiums	$7,043,358	$3,973,132	$3,846,526	$3,755,086	$3,555,310
Notes payable and debt	$2,644,970	$1,662,580	$2,263,203	$1,672,778	$2,275,327
Shareholders’ equity	$13,654,463	$11,435,766	$11,349,298	$11,856,403	$10,756,130
Fully diluted tangible book value per ordinary share	$31.52	$36.79	$33.86	$33.35	$28.31
Operating Ratios:
Loss and loss expense ratio (2)	58.4%	57.0%	62.0%	65.3%	76.6%
Underwriting expense ratio (3)	33.6%	31.2%	30.5%	31.0%	30.9%
Combined ratio (4)	92.0%	88.2%	92.5%	96.3%	107.5%
____________

(1)
Preference share dividends represent dividends on the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares. Following our Redomestication, subsequent to July 1, 2010, the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares represent non-controlling interests in our consolidated financial statements. For additional information see Item 8, Note 18, "Share Capital," to the Consolidated Financial Statements.

(2)
The loss and loss expense ratio related to the property and casualty operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

(3)
The underwriting expense ratio related to the property and casualty operations is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 5, "Segment Information," to the Consolidated Financial Statements included herein, for further information.

(4)
The combined ratio related to the property and casualty operations is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See "Cautionary Note Regarding Forward-Looking Statements," for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 8.
Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in both our results of operations and financial condition.

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words "expect," "intend," "plan," "believe," "project," "anticipate," "may," "could" or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

▪
changes in the size of our claims relating to unpredictable natural or man-made catastrophe losses, such as hurricanes, typhoons, floods, nuclear accidents or terrorism, due to the preliminary nature of some reports and estimates of loss and damage to date;

▪	the continuation of downward trends in rates for property and casualty insurance and reinsurance;

▪
The availability, cost or quality of ceded reinsurance, and the timely and full recoverability of such reinsurance, or other amounts due to us, or changes to our projections relating to such recoverables;

▪	actual loss experience from insured or reinsured events and the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

▪
increased competition on the basis of pricing, capacity, coverage terms or other factors, such as the increased inflow of third-party capital into reinsurance markets, which could harm our ability to maintain or increase our business volumes or profitability;

▪	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

▪
the impact of changes in the global financial markets, such as the effects of inflation on our business including on pricing and reserving, changes in interest rates, credit spreads and foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of our investments, future financing activities and access to such markets, our ability to pay claims or general financial condition;

▪
The effects of climate change (such as changes to weather patterns, sea levels or temperatures) on our business, which our modeling or risk management practices may not adequately address due to the uncertain nature of climate change;

▪	our ability to successfully implement our business strategy;

▪	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

▪	changes in credit ratings or rating agency policies or practices, which could trigger cancelation provisions in our assumed reinsurance agreements or an event of default under our credit facilities;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments, that could result in changes to investment valuations;

▪
changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturity securities before their anticipated recovery;

▪
unanticipated constraints on our liquidity, including the availability of borrowings and letters of credit under our credit facilities, that inhibit our ability to support our operations, including our ability to underwrite policies and pay claims;

▪	the ability of our subsidiaries to pay dividends to XL-Ireland and XL-Cayman and Catlin Insurance Company Ltd;

▪	changes in regulators or regulation applicable to us, such as changes in regulatory capital balances that our operating subsidiaries must maintain, or to our brokers or customers;

▪	the effects of business disruption, economic contraction or economic sanctions due to unpredictable global political and social conditions such as war, terrorism or other hostilities, or pandemics;

▪	the actual amount of new and renewal business and acceptance of our products and services, including new products and services and the materialization of risks related to such products and services;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	bankruptcies or other financial concerns of companies insofar as they affect P&C insurance and reinsurance coverages or claims that we may have as a counterparty;

▪	the loss of key personnel;

▪
the effects of mergers, acquisitions and divestitures, including our ability to modify our internal control over financial reporting, changes to our risk appetite and our ability to realize the strategic value or financial benefits expected, in each case, as a result such transactions;

▪
changes in general economic conditions, including new or continued sovereign debt concerns in Euro-Zone countries or emerging markets such as Brazil or China, or governmental actions for the purpose of stabilizing financial markets;

▪	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

▪	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms;

▪	the other factors set forth in Item 1A, "Risk Factors," and our other documents on file with the SEC.
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
Executive Overview
Background
We are, through our subsidiaries, a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. We operate in markets where we believe our underwriting expertise and financial strength represent a relative advantage. We earn revenue primarily from net premiums written and earned. For further information regarding our operations, see Item 1, "Business."
Catlin Acquisition
As discussed in Item 1, "Business - History," on May 1, 2015, we completed our acquisition of the entire issued share capital of Catlin for $4.1 billion in cash and ordinary shares of XL-Ireland. Our results of operations for the year ended December 31, 2015 include the results of operations of Catlin for the period from May 1, 2015 through December 31, 2015. See Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
Sale of Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re"), an indirect wholly-owned subsidiary of XL-Ireland, completed the previously announced sale of all of its shares in ARX Holding Corp. ("ARX") to The Progressive Corporation. See Item 8, Note 3(d), "Acquisitions and Disposals - Sale of Operating Affiliate" for further information.
Underwriting Environment and Outlook for 2016
The P&C insurance and reinsurance markets have historically been cyclical, meaning that, based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to us (a "hard market") and there have been periods where premium rates decline and policy terms and conditions are less favorable (a "soft market"). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Our goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing our P&C book of business and exposures if and when rates deteriorate during soft market periods.
The current soft market conditions and low interest rate environment continue to impact the P&C insurance and reinsurance markets, with (re)insurance companies looking for ways to lower their cost of capital and improve the returns on their assets. As a result, they are continually re-evaluating their current approach to capital management and are looking toward alternative and secondary markets for enhanced returns, lower expenses and a lower cost of capital. Specifically, insurers find themselves in a market in which they need to have greater scale and diversification as a means to stay relevant in meeting the evolving demands of insureds and at the same time maintain profitability. The reinsurance market continues to see a meaningful influx of third party capital from new and existing market participants, particularly in the property catastrophe space, and has begun to expand into other lines of business, which we expect to continue going forward. With this additional capital, the traditional market has seen many changes including sizable increases in the overall global limits being provided, multi-year terms, and new aggregate structures, as well as a meaningful increase in the number of alternative types of structures being provided. The market has experienced excess capacity as supply from both traditional markets and third party capital continued to outpace reinsurance demand. The increased capacity resulted in further pricing reductions, enhanced commissions and expanded coverage at attractive terms for insurers across most lines of business. The market also saw insurers combining separate regional programs or specialty and casualty sub lines into single global multi-line programs to get even further pricing improvements and expansion of terms and conditions. In addition, with the strengthened balance sheets of insurers and their push for expense savings to improve their bottom line, the reinsurance market saw increased retentions by insurers and a focus on maximizing their spend on reinsurance with a highly selective panel of reinsurers, particularly in the case of some larger insureds.
In 2015, our focus was mainly on the integration of our newly acquired businesses, including the retention of our current business and our key personnel, and continued to focus on strategic growth initiatives, building on the significant investments we made in recent years to achieve greater efficiency from improved systems, to create a platform from which we can continue to grow as markets allow and to expand our margins. The following outlines some of these initiatives as well as recent renewal activity and January 2016 rate indications for each of our Insurance and Reinsurance segments, together with any potential trends or uncertainties relevant to our P&C operations.
There can be no assurance, however, that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
The market headwinds strengthened during 2015. Pricing was negative across most lines of business as the overall rate change for the segment was down 2% for the year. The most significant decreases were once again in our short-tail lines. We saw broadly flat rates in our long-tail lines, and continued to see some rate increases, most notably in cyber and North American environmental business.
Overall, our Casualty and Professional businesses were flat. Our Specialty business was down 2%, reflecting continued competitive conditions in the aviation lines. Our EPC businesses were once again most severely impacted, led by reductions in the energy businesses of approximately 10%, and reductions in our international and North American property businesses of 3% and 5%, respectively.
The trading environment for our core lines of insurance business continued to experience a competitive renewals season at January 1, 2016, and while there are some signs in the marketplace that could signal a market turn, it is still much too early to make such determinations. We will continue to focus on those lines of business that we believe provide the best return on capital. Through continued expense management, improvements in business mix, on-going underwriting actions, and increased reinsurance efficiency, we remain committed to improving our margins in the coming year.
Reinsurance
We continued to experience a very competitive renewals season at January 1, 2016, as 2015 was again another light year for catastrophe loss activity with continued growth in reinsurance capacity for these risks. The market generally renewed in an orderly fashion with deteriorating rates across most lines and regions resulting in low single digit decreases. We saw increased demand from a number of clients that had increased retentions over past renewals. Our global property catastrophe portfolio fell 6% with the U.S. market down approximately 5% and the rest of the world down 7-8%. While some clients achieved double digit decreases, we did not see that as a broad trend across the international catastrophe market. The non-catastrophe property treaty portfolio fell 4% between declining rates and some ceding commission increases. Our casualty treaty portfolio renewed essentially flat.
The Reinsurance segment continues its disciplined underwriting approach during these very challenging market conditions, and we are encouraged to see signs that rate decreases are decelerating across the reinsurance marketplace.
Investment Environment
During 2015, world economies continued to grow moderately but lower than pre-crisis levels. In August, the surprise devaluation of the Chinese currency amplified concerns over economic growth in China and other emerging economies, particularly in economies that have been reliant on commodity exports or that have current account deficits, such as Brazil. Developed economies, on the other hand, were able to maintain their moderate pace of growth which compensated for the weaker growth in emerging markets.
Global growth was still heavily influenced by the accommodative monetary policies being applied by the respective central banks. Both European and Japanese central banks increased monetary stimulus during the year. However, growth and unemployment in the U.S. reached levels that supported a departure from the zero rate policies that had been in place since 2009, with the first Federal interest rate rise occurring in December.
Inflation was also subdued in 2015 and remained generally well below the central bank targets. This was due to an oversupply of production capacity in commodities, coupled with weak global demand, which was reinforced by the economic slowdown in China.
The major equity and rates markets had broadly flat to small negative returns in 2015. This, however, disguised a large volatility episode witnessed in August/September, as concerns about growth in emerging markets sparked double digit drops in equity markets. These had been largely reversed by year end. Commodity markets had another torrid year, dropping close to 20% in U.S. dollar terms. The weakness in the energy complex also caused significant widening of corporate spreads, particularly in the high yield space. The dollar strengthened during the year (10% on a trade weighted basis), and, therefore, unhedged overseas investments performance suffered accordingly.
Results of Operations and Key Financial Measures
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands, except share and per share amounts)	2015	2014	2013
Net income (loss) attributable to ordinary shareholders	$1,207,152	$188,340	$1,059,916
Earnings (loss) per ordinary share – basic	$4.22	$0.71	$3.68
Earnings (loss) per ordinary share – diluted	$4.15	$0.69	$3.63
Weighted average number of ordinary shares and ordinary share equivalents outstanding, in thousands – basic	286,194	267,103	287,801
Weighted average number of ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	290,999	271,527	292,069
Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)	2015	2014	2013	Change 2015 to 2014	Change 2014 to 2013
Underwriting profit (loss) - P&C operations	$653,191	$676,046	$451,062	(3.4)%	49.9%
Combined ratio - P&C operations	92.0%	88.2%	92.5%	3.8pts	(4.3)pts
Net investment income - P&C operations (1)	$644,312	$642,492	$671,071	0.3%	(4.3)%
Operating net income (2)	$705,994	$999,241	$942,968	(29.3)%	6.0%
Operating net income per share (2)	$2.43	$3.68	$3.23	$(1.25)	$0.45
Return on average ordinary shareholders’ equity (2)	11.1%	1.9%	10.3%	9.2pts	(8.4)pts
Operating return on average ordinary shareholders’ equity (2)	6.5%	10.0%	9.2%	(3.5)pts	0.8pts
Operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	7.3%	11.2%	10.3%	(3.9)pts	0.9pts
Book value per ordinary share (2)	$39.61	$39.31	$35.92	$0.30	$3.39
Fully diluted tangible book value per ordinary share (2)	$31.52	$36.79	$33.86	$(5.27)	$2.93
____________

(1)	Net investment income - P&C operations includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)	Represents a non-GAAP financial measure as discussed further below.
The following are descriptions of these key financial measures and a brief discussion of the factors influencing them.

Underwriting profit – P&C operations
One way that we evaluate the performance of our insurance and reinsurance operations is by underwriting profit or loss. We do not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities.
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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the year ended December 31, 2015 was consistent with the combined ratio, discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the indicated years ended December 31:

	2015	2014	2013	Percentage Point Change
				2015 to 2014	2014 to 2013
Loss and loss expense ratio	58.4%	57.0%	62.0%	1.4	(5.0)
Acquisition expense ratio	16.0%	12.7%	14.7%	3.3	(2.0)
Operating expense ratio	17.6%	18.5%	15.8%	(0.9)	2.7
Underwriting expense ratio	33.6%	31.2%	30.5%	2.4	0.7
Combined ratio	92.0%	88.2%	92.5%	3.8	(4.3)
2015 vs. 2014: The 3.8 percentage point increase in our combined ratio was the result of the underwriting expense ratio increase of 2.4 percentage points, which was mainly driven by increases in commissions expense due to the Catlin Acquisition, resulting in a mix of business having higher average commissions than previously existed plus the amortization of fair value adjustments. Additionally, we experienced a 1.4 percentage point loss ratio increase, mostly attributable to higher catastrophe activity and other large losses, which include the Tianjin port explosion.
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

Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results at "Investment Activities" below for a discussion of our net investment income for the year ended December 31, 2015.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, net of tax, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, net of tax, (5) our net realized and unrealized (gains) losses on GreyCastle life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, net of tax, (8) our expenses related to the Catlin acquisition, net of tax, (9) our gain on the sale of our interest in our former operating affiliate, ARX, (10) our loss on the GreyCastle Life Retro Arrangement, net of tax, (11) our loss on the U.S. Term Life Retro Arrangements and (12) our loss on the early extinguishment of the notes assumed in conjunction with the Catlin acquisition.
Operating net income per share is calculated by dividing the non-GAAP operating net income measure by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period combined with the impact from dilution of share-based compensation.
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
Return on average ordinary shareholders’ equity ("ROE")
ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance and view as a key measure of return generated for ordinary shareholders. ROE is calculated by dividing the net income (loss) attributable to ordinary shareholders for any period by the average of the opening and closing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries). We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line. In addition, compensation of our senior officers is dependent, among other factors, on the achievement of our performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be "non-operating" in nature).
The following table presents our ROE for the indicated years ended December 31:

	2015	2014	2013	Change 2015 to 2014	Change 2014 to 2013
ROE	11.1%	1.9%	10.3%	9.2pts	(8.4)pts
2015 vs. 2014: The increase in our ROE for the year ended December 31, 2015 as compared to the same period of 2014 was due to an increase in our net income attributable to ordinary shareholders during the year. This impact includes the gain on the sale of our operating affiliate, ARX, during the second quarter of 2015 (see Item 8, Note 3(d), "Acquisitions and Disposals - Sale of Operating Affiliate" for further information), as well as the impact of the loss on the sale of our life reinsurance subsidiary in the prior year, offset slightly by a decrease in operating net income attributable to the factors discussed in Operating ROE below.
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
For more information on the after-tax net loss on the sale of XLLR to GreyCastle, and the Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets see Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary" and Note 15, "Derivative Instruments," respectively, to the Consolidated Financial Statements included herein.
Operating return on average ordinary shareholders’ equity ("Operating ROE")
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the indicated years ended December 31:

	2015	2014	2013	Change 2015 to 2014	Change 2014 to 2013
Operating ROE	6.5%	10.0%	9.2%	(3.5)pts	0.8pts
2015 vs. 2014: The decrease in our Operating ROE for the year ended December 31, 2015 was a result of increased operating expenses, including relevant integration costs, and interest expense due to new debt issuances plus decreases in net investment income and net income from affiliates. Additionally, we experienced a decrease in underwriting profit due to our increased loss ratio, as discussed above. In addition, Operating ROE was adversely impacted by an increase in equity due to the additional shares issued as a result of the Catlin Acquisition.
2014 vs. 2013: The increase in our Operating ROE was the result of higher operating net income in 2014 due to the improvement in our P&C combined ratio in 2014. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at "Reconciliation of Non-GAAP Measures" included below.
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
The following table presents our Operating ROE ex-UGL for the indicated years ended December 31:

	2015	2014	2013	Change 2015 to 2014	Change 2014 to 2013
Operating ROE ex-UGL	7.3%	11.2%	10.3%	(3.9)pts	0.9pts
2015 vs. 2014: The decrease in our Operating ROE ex-UGL was mainly the result of the drivers discussed above as part of Operating ROE.
2014 vs. 2013: The increase in our Operating ROE ex-UGL was the result of the higher operating net income in 2014 due to the factors discussed above as part of Operating ROE.

Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share for the indicated years ended December 31:

(U.S. dollars)	2015	2014	2013	Change 2015 to 2014	Change 2014 to 2013
Book value per ordinary share	$39.61	$39.31	$35.92	$0.30	$3.39
2015 vs. 2014: The increase in our book value per ordinary share is primarily a result of increased net assets and underwriting income generated by our P&C operations due to the Catlin Acquisition, plus the gain on sale of our operating affiliate, ARX, combined with the benefit of share buyback activity, partially offset by the effect of increased shares issued as a result of the Catlin Acquisition, plus net unrealized losses on investments. See Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the consolidated financial statements included herein for more information on the Catlin Acquisition and Item 8, Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate," for more information about the sale of ARX.
2014 vs. 2013: The increase in our book value per ordinary share was primarily due to increases in net unrealized gains on investments and underwriting income generated by our P&C operations, combined with the benefit of share buyback activity, partially offset by the after-tax net loss on the sale of our life reinsurance subsidiary and payment of dividends. Further detail regarding the impact of the GreyCastle life reinsurance transaction is included at Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
Fully diluted tangible book value per ordinary share
Fully diluted tangible book value per ordinary share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders' equity excluding intangible assets (as disclosed on the face of the balance sheets) by the number of outstanding ordinary shares at the applicable period end combined with the impact from dilution of share-based compensation.
The following table presents our fully diluted tangible book value per ordinary share for the indicated years ended December 31:

(U.S. dollars)	2015	2014	2013	Change 2015 to 2014	Change 2014 to 2013
Fully diluted tangible book value per ordinary share	$31.52	$36.79	$33.86	$(5.27)	$2.93
2015 vs. 2014: The decrease in our fully diluted tangible book value per ordinary share was primarily the result of increased goodwill and intangible assets as part of the Catlin Acquisition, combined with the effect of increased shares and net unrealized losses on investments.
2014 vs. 2013: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.

Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands, except share and per share amounts)	2015	2014	2013
Net income (loss) attributable to ordinary shareholders	$1,207,152	$188,340	$1,059,916
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	151,691	488,222	—
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(182,181)	15,529	—
Net investment income - Life Funds Withheld Assets, net of tax	(187,489)	(129,575)	—
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(7,068)	(8,489)	—
Loss on sale of life reinsurance subsidiary, net of tax	—	621,323	—
Net income (loss) attributable to ordinary shareholders excluding Contribution from GreyCastle Life Retrocession Arrangements	$982,105	$1,175,350	$1,059,916
Net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax	(12,432)	(124,759)	(82,605)
Net realized and unrealized (gains) losses on derivatives, net of tax	(53,577)	(29,884)	(7,798)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates, net of tax	2,732	(985)	6,556
Exchange (gains) losses, net of tax	23,347	(20,481)	(33,101)
Expenses related to Catlin acquisition, net of tax	64,748	—	—
Gain on sale of operating affiliate	(340,407)	—	—
Loss on U.S. Term Life Retro Arrangements, net of tax	34,986	—	—
Extinguishment of debt, net of tax	4,492	—	—
Operating net income (loss)	$705,994	$999,241	$942,968

Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$4.15	$0.69	$3.63
Operating net income (loss)	$2.43	$3.68	$3.23

Weighted average ordinary shares outstanding, in thousands:
Basic	286,194	267,103	287,801
Diluted - Net income	290,999	271,527	292,069
Diluted - Operating net income	290,999	271,527	292,069

Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$11,677,079	$10,033,751	$9,997,633
Unrealized (gain) loss on investments, net of tax	$(745,592)	$(1,514,067)	$(733,242)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$9,725,585	$8,892,037	$9,152,315
Average ordinary shareholders' equity for the period	$10,855,415	$10,015,692	$10,253,856
Operating net income (loss)	$705,994	$999,241	$942,968

Operating ROE	6.5%	10.0%	9.2%
Operating ROE ex-UGL	7.3%	11.2%	10.3%
____________

(1)
Investment results for the Life Funds Withheld Assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. Changes in the fair value of the embedded derivative associated with the GreyCastle Life Retro Arrangements are grouped within "Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets" in the reconciliation above.

Significant Items Affecting the Results of Operations
Our net income and other financial measures as shown above for the year ended December 31, 2015 have been affected by, among other things, the following significant items:

1)	The Catlin Acquisition;

2)	The impact of significant large loss events, including the Tianjin, China port explosion;

3)	The sale of our interest in our operating affiliate, ARX;

4)	Continuing competitive factors impacting the underwriting environment;

5)	Net favorable prior year loss development; and

6)	Market movement impacts on our investment portfolio.
1)     Catlin Acquisition
On May 1, 2015, we completed the acquisition of Catlin for $4.1 billion. See Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," for further details.

2)	The impact of significant large loss events
Natural Catastrophe Losses
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the years ended December 31:

	Natural Catastrophe Underwriting Losses			Natural Catastrophe Loss Ratio Impact
(U.S. dollars in thousands, except ratios)	2015	2014	2013	2015	2014	2013
Insurance	$150,389	$68,251	$119,161	2.6%	1.7%	2.8%
Reinsurance	62,813	45,098	198,202	2.6%	2.8%	11.9%
Total P&C	$213,202	$113,349	$317,363	2.6%	2.1%	5.4%
Notable natural catastrophes for the years ended December 31, 2015, 2014 and 2013 and the underwriting loss incurred (in parenthetical) for the most significant natural catastrophes, in terms of our losses net of reinsurance recoveries and reinstatement premiums, were as follows:

▪
2015 - included a hailstorm in Sydney, Australia ($40.9 million), flooding in the U.K. ($35.1 million), winter storms in the U.S. ($31.4 million), flooding in Chennai, India ($21.7 million), the Australia bush fire and hailstorm ($13.4 million), as well as a number of U.S. storms, Mid-Atlantic rainfall and flooding, and the Texas and Oklahoma tornadoes.

▪
2014 - included hailstorms in Europe ($28.3 million), Hurricane Odile in Mexico ($14.5 million), India Floods ($9.8 million), Brisbane, Australia Superstorm Cells and several U.S. wind and thunderstorms.

▪
2013 - included flooding in Europe ($55.9 million), Argentina and Canada (Calgary), a cyclone in Australia, tornadoes and hailstorms in the U.S., the series of hailstorms in Germany and France in late July 2013 ($75.3 million), Hurricane Ingrid, flooding events in the United States (Colorado) and Canada (Toronto) and Typhoons Fitow and Haiyan.

Our loss estimates are based on combinations of our review of individual treaties and policies expected to be impacted, commercial model outputs, client data received to the date the estimates are made, and consideration of expectations of total insured market loss estimates, if available, both from published sources and our internal analysis. Our loss estimates involve the exercise of considerable judgment due to the complexity and scale of the insured events, and are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.

Other Large Loss Events
In the years ended December 31, 2015, 2014 and 2013, our results from operations were impacted by significant losses from large non-natural catastrophe loss events. In 2014 and 2013, these individually significant losses were largely in the property lines of our Insurance segment.
In August 2015, a large loss event occurred in Tianjin, China. Our estimated losses related to the port explosion are $99.8 million, net of reinsurance recoveries and reinstatement premiums, of which 34% is attributable to the Insurance segment and 66% to the Reinsurance segment.
Our loss estimates are based upon our review of individual treaties and policies expected to be impacted and client data received to date and have taken into account current total insured market loss estimates, from both published sources and our internal analyses. Given there is currently a wide range of estimates for the extent of total economic and insured industry losses for these events, our loss estimates involve the exercise of considerable judgment and,accordingly, are subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
See "Income Statement Analysis" herein for further information regarding these large loss events within each of the Company's operating segments.

3)	Sale of Operating Affiliate
On April 1, 2015, XL Re, an indirect wholly-owned subsidiary of XL-Ireland, completed the previously announced sale of all of its shares in ARX to The Progressive Corporation. See Item 8, Note 3(d), "Acquisitions and Disposals - Sale of Operating Affiliate" to the consolidated financial statements included herein for further information.

4)	Continuing competitive factors impacting the underwriting environment
Soft market conditions were experienced across most lines of business throughout 2015, 2014 and 2013. For further information in relation to the underwriting environment, including details relating to rates and retention, see "Executive Overview – Underwriting Environment and Outlook for 2016," above.

5)	Net favorable prior year loss development
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
The following table presents the net (favorable) adverse prior year loss development of our loss and loss expense reserves for our property and casualty operations, which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in thousands)	2015	2014	2013
Insurance	$(65,030)	$(99,758)	$(102,039)
Reinsurance	(241,600)	(155,314)	(187,850)
Total	$(306,630)	$(255,072)	$(289,889)
See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 11, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.

6)	Market movement impacts on the Company’s investment portfolio (Excluding Life Funds Withheld Assets)
During the year ended December 31, 2015, the negative mark to market change of $0.5 billion on our AFS investments was driven by government interest rate increases in the U.S. and U.K. This represents an approximately 1.6% depreciation in average total investment assets for the year ended December 31, 2015.

The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the year ended December 31, 2015 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2015 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Indices Price Movement for the year ended December 31, 2015 (1) (‘+’/‘-’ represents increases / decreases in the equity index price)
United States	+11 basis points (5 year Treasury)	+14 basis points (US Corporate A rated)	-4.3% (MSCI All Countries World Index)
		-3 basis points (US Mortgage Master Index)	-0.7% (S&P500 Index)
+18 basis points (US CMBS, AAA rated)
United Kingdom	+18 basis points (10 year Gilt)	+17 basis points (U.K. Corporate, AA rated)
Euro-zone	-6 basis points (5 year Bund)	+32 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the year ended December 31, 2015 totaled $20.0 million, including net realized losses of approximately $83.0 million related to other-than-temporary impairment ("OTTI") charges on certain of our fixed income investments. For further analysis of this, see "Income Statement Analysis" below.
Other Key Focuses of Management
Details of our significant other key focuses of management are outlined below.
Catlin Integration
We completed the Catlin Acquisition on May 1, 2015. Management has been highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this recent significant acquisition. Following the initial announcement of the proposed Catlin Acquisition, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing. Examples of this include the development of proposed operating models and leadership structures, talent management and system and process integration roadmaps for structural and organizational design changes. These efforts were further broken down into multiple work streams led by an integration steering committee and a project management team that includes colleagues from both organizations. Management, the integration steering committee and the project management team have continued to implement this integration plan since the closing of the Catlin Acquisition.
Capital Management
Fundamental to supporting our business model is our ability to underwrite business, which is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that we are downgraded, our ability to write business, as well as our financial condition and/or results of operations, could be adversely affected. Managing our capital, debt and leverage is an important part of maintaining the necessary ratings position.
Buybacks of Ordinary Shares
On February 21, 2014, XL-Ireland announced that its Board approved an increase to our share buyback program, authorizing the purchase of up to $1.0 billion of our ordinary shares, which included the amounts that remained available for purchase under the previous share buyback program (the "February 2014 Program").
During the year ended December 31, 2015, the Company purchased and canceled 4.5 million ordinary shares, respectively, under the February 2014 Program for $170.0 million.
On August 6, 2015, XL-Ireland announced that its Board approved a new share buyback program, authorizing the purchase of up to $1.0 billion of ordinary shares (the "August 2015 Program"). This authorization replaced the approximately $97.6 million remaining under the February 2014 Program.
During the year ended December 31, 2015, the Company purchased and canceled 7.9 million ordinary shares under the August 2015 Program for $296.7 million. As of December 31, 2015, $703.3 million remained available for purchase under the August 2015 Program.
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
Repayment of Acquired Debt
In December 2015, all notes assumed in conjunction with the Catlin Acquisition were redeemed by the Company at par and extinguished. The Company paid $87.4 million to call the notes and recognized a $5.6 million loss on early extinguishment of debt for the year ended December 31, 2015. See Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," for further information.
Risk Management
Our risk management and risk appetite framework is outlined in Item 1, "Business – Enterprise Risk Management," included herein. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1% Exceedance Probability		0.4% Exceedance Probability
			Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at December 31, 2015	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at December 31, 2015
North Atlantic	Windstorm	October 1, 2015	$1,873	15.7%	$2,734	22.9%
North America	Earthquake	October 1, 2015	$1,030	8.6%	$1,779	14.9%
Europe	Windstorm	October 1, 2015	$778	6.5%	$1,033	8.7%
Japan	Earthquake	October 1, 2015	$409	3.4%	$518	4.3%
Japan	Windstorm	October 1, 2015	$320	2.7%	$390	3.3%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

See "Significant Items Affecting the Results of Operations – 2) The impact of significant large loss events" above.
Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which became effective on January 1, 2016. This E.U. directive covers the supervision, capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers. See Item 1, "Business - Regulation" for additional discussion of Solvency II.

Critical Accounting Policies and Estimates
The following are considered to be our critical accounting policies and estimates due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on our results of operations, financial condition and liquidity. We have discussed these critical accounting policies with the Audit Committee of the Board.
Other significant accounting policies are nevertheless important to an understanding of our Consolidated Financial Statements. Policies such as those related to revenue recognition, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. See Item 8, Note 2, "Significant Accounting Policies," to the Consolidated Financial Statements included herein for further information.

1)	Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable
As we earn premiums for the underwriting risks we assume, we also establish an estimate of the expected ultimate losses related to the premium. Loss reserves for unpaid loss and loss expenses are established due to the significant periods of time that may elapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid P&C claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

a)	Case reserves - reserves for reported losses and loss expenses that have not yet been settled; and

b)	IBNR reserves – reserves for incurred but not reported losses or for reported losses over and above the amount of case reserves.
The amount of our net unpaid losses and loss expenses relating to our operating segments at December 31, 2015 and 2014 was as follows.

	Net Unpaid Losses and Loss Expenses
(U.S. dollars in thousands)	2015			2014
	Case Reserves	IBNR Reserves	Total Reserves	Case Reserves	IBNR Reserves	Total Reserves
Insurance:
Professional	$1,505,337	$2,769,425	$4,274,764	$1,415,510	$2,800,020	$4,215,530
Casualty	1,894,342	3,935,142	5,808,546	1,412,787	3,213,599	4,626,386
Property	679,637	404,832	1,084,469	382,375	126,264	508,639
Specialty	1,194,392	695,221	1,889,613	620,704	395,449	1,016,153
Other (1)	224,912	376,073	594,737	193,088	407,942	601,030
Total	$5,498,620	$8,180,693	$13,652,129	$4,024,464	$6,943,274	$10,967,738
Reinsurance:
Casualty	$1,606,988	$2,441,820	$4,045,582	$1,322,739	$1,853,339	$3,176,078
Property catastrophe	284,175	302,967	587,142	194,185	177,037	371,222
Other property	472,927	551,113	1,024,040	334,836	385,432	720,268
Specialty	392,551	79,890	472,441	344,301	43,564	387,865
Other (1)	165,418	244,087	409,505	124,744	193,800	318,544
Total	$2,922,059	$3,619,877	$6,538,710	$2,320,805	$2,653,172	$4,973,977
TOTAL	$8,420,679	$11,800,570	$20,190,839	$6,345,269	$9,596,446	$15,941,715
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety, structured indemnity and other lines.

Case Reserves
Case reserves for our P&C operations are established by management based on amounts reported from insureds or ceding companies and consultation with legal counsel, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by us. The method of establishing case reserves for reported claims differs among our operations.
With respect to our Insurance segment, we are notified of insured losses and record a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to our reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by us to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting by the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to us.
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
IBNR reserves are estimated by our actuaries using several standard actuarial methodologies including the loss ratio method, the loss development or chain ladder method, the Bornhuetter-Ferguson ("BF") method and frequency and severity approaches. IBNR related to a specific event may be based on our estimated exposure to an industry loss and may include the use of catastrophe modeling software. On a quarterly basis, IBNR reserves are reviewed by our actuaries, and are adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.

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
When estimating IBNR reserves, each of our insurance and reinsurance business units segregate business into exposure classes. Within each class, the business is further segregated by either the year in which the contract incepted ("underwriting year"), the year in which the claim occurred ("accident year"), or the year in which the claim is reported ("report year"). The majority of the Insurance segment is reviewed on an accident year basis. Professional lines insurance business is mostly reviewed on a report year basis due to the claims made nature of the underlying policies. London Market insurance business is reviewed on an underwriting year basis as per Lloyd’s market practice. The Reinsurance segment is reviewed on an underwriting year basis. In each case, we believe the selected method most accurately represents the economic condition of the business.
Generally, initial actuarial estimates of IBNR reserves not related to a specific event are based on the loss ratio method applied to each class of business. Actual paid losses and case reserves ("reported losses") are subtracted from expected ultimate losses to determine IBNR reserves. Estimates of the initial expected ultimate losses involve management judgment and are based on historical information for that class of business, which includes loss ratios, market conditions, changes in pricing and conditions, underwriting changes, changes in claims emergence, and other factors that may influence expected ultimate losses.
Over time, as greater numbers of claims are reported, actuarial estimates of IBNR are based on the BF method and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for each of our classes of business for each year of loss experience. Our actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once our actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.
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
Certain aspects of our casualty operations complicate the actuarial process for establishing reserves. Certain casualty business written by our insurance operations is high layer excess casualty business, meaning that our liability attaches after large deductibles, including self-insurance or insurance from sources other than us. We commenced writing this type of business in 1986 and issued policies in forms that were different from traditional policies used by the industry at that time. Initially, there was a lack of industry data available for this type of business. Consequently, the basis for establishing loss reserves by us for this type of business was largely judgmental and based upon our own reported loss experience, which was used as a basis for determining ultimate losses and, therefore, IBNR reserves. Over time, the amount of available historical loss experience data has increased. As a result, we have obtained a larger statistical base to assist in establishing reserves for these excess casualty insurance claims.
High layer excess casualty insurance claims typically involve claims relating to (i) a "shock loss" such as an explosion or transportation accident causing severe damage to persons and/or property over a short period of time, (ii) a "non-shock" loss where a large number of claimants are exposed to injurious conditions over a longer period of time, such as exposure to chemicals or pharmaceuticals or (iii) a professional liability loss such as a medical malpractice claim. In each case, these claims are ultimately settled following extensive negotiations and legal proceedings. This process typically takes 5 to 15 years following the date of loss.
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
Discontinued asbestos and run-off environmental liabilities are attached to certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by us; from business of Winterthur purchased by us from AXA Insurance in 2001; from a loss portfolio transfer in 2006; and acquired as a result of the Catlin Acquisition. At December 31, 2015, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses of the Company. See Note 11(c), "Losses and Loss Expenses - Discontinued Asbestos and Run-Off Environmental Related Claims," to the Consolidated Financial Statements included herein for further information.
Except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, we do not discount our unpaid losses and loss expenses. We utilize tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable. The unpaid losses for the annuity component of U.K. motor claims are discounted to reflect the long tail nature of the structured settlements. For further discussion, see Item 8, Note 11(b), "Losses and Loss Expenses - Loss Reserve Discounting," to the Consolidated Financial Statements included herein.
Total Reserve Estimates
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
While the proportion of unpaid losses and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerated business growth and changes in business mix. Other factors that have affected the ratio in the past include additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns. The ratio of IBNR to total reserves decreased slightly from year-end 2014 to year-end 2015 as the reserve mix shifted toward shorter-tailed lines of business following the Catlin Acquisition.
IBNR reserves are estimated by our actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, we adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.
The following table shows the recorded estimate and the high and low ends of the range of our net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2015:

(U.S. dollars in thousands)	Net Unpaid Losses and Loss Expenses Recorded	Range of Net Unpaid Losses & Loss Expenses Estimated HIGH	Range of Net Unpaid Losses & Loss Expenses Estimated LOW
Insurance
Professional	$4,274,764	$4,629,611	$3,931,074
Casualty	5,808,546	$6,243,966	$5,385,528
Property	1,084,469	$1,199,035	$974,448
Specialty	1,889,613	$2,036,232	$1,747,313
Other (1)	594,737	$689,945	$505,137
Total (2)	$13,652,129	$14,489,457	$12,834,416
Reinsurance
Casualty	$4,045,582	$4,342,977	$3,756,498
Property catastrophe	587,142	$663,133	$514,811
Other property	1,024,040	$1,221,007	$840,847
Marine, energy, aviation and satellite	472,441	$530,260	$417,263
Other (1)	409,505	$461,909	$359,598
Total (2)	$6,538,710	$7,011,481	$6,078,940
Total	$20,190,839
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
Our methodology in 2015 for calculating reserve ranges around our single point reserve estimate is consistent with that used in 2014, with one exception. Due to the Catlin Acquisition, the reserve range analysis involved the construction of statistical distributions of potential reserve outcomes over a one year period for groups of similar insurance and reinsurance lines of business for each of the legacy companies. We combined the two sets of statistical distribution using lines of business common to both companies and by applying correlation between similar lines of business. As such, the approach taken at December 31, 2015 was not a comprehensive reserve range analysis for the company as a whole, rather it was a combination of existing reserve range analyses previously undertaken by the two legacy companies with allowance for diversification benefit for each line of business.
The combination of the reserve range analysis of the two companies was done at a more granular level than the high-level lines of business presented in the table. We used another set of correlation assumptions which took into account similarities and differences between lines of business to aggregate up to these high-level lines.
The Estimated High and Estimated Low net unpaid loss and loss expenses are drawn from the resulting statistical distributions as the 90th percentile and 10th percentile, respectively. Accordingly, we estimate that there is an 80% chance that the valuation in one year's time of the net unpaid loss and loss expenses of business earned as of December 31, 2015 (including payments made against this provision during the next twelve months) will be between the Estimated High and Estimated Low figures provided in the table. There is a 10% chance that this valuation will be higher than the Estimated High figure and a 10% chance that this valuation will be lower than the Estimated Low figure.
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
Unpaid losses and loss expenses recoverable
The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see "Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable"). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance. Changes in the bad debt provision are reflected in net income. See Item 8, Note 10, "Reinsurance," to the Consolidated Financial Statements included herein, for further information.
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
At December 31, 2015, gross future policy benefit reserves relating to our Run-Off Life Operations were approximately $4.2 billion, of which we retained $146.1 million, after consideration of all of our future policy benefit reserves recoverable, as discussed in Item 8, Note 13, "Future Policy Benefit Reserves" to the Consolidated Financial Statements included herein.
The majority of our retained reserves relates to reinsurance of disability income protection, for an in-force block of business. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $1.2 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $1.4 million.

3)	Other-Than-Temporary Declines in Investments
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

See "Investment Activities" herein for further information on other-than-temporary declines in the value of investments and unrealized loss on investments.
Key Assumptions used in determination of credit losses related to fixed maturities
We review, on a quarterly basis, the entirety of the fixed maturity securities in our investment portfolio that are in a gross unrealized loss position to assess whether we believe a credit loss, relative to the current amortized cost of the security, exists. We utilize specific screening criteria to identify securities at risk for a credit loss, and if any of these conditions exist, subject the individual security to a detailed review to determine if a credit loss exists. The screening criteria used by us include the absolute degree of impairment of the security as a percentage of amortized cost, the credit rating of the security and the market yield-to-maturity of the security. Any securities that have previously been identified as impaired due to credit losses are at elevated risk of further impairments. In addition, on a quarterly basis, we review any current market developments and identify any new issues that may adversely impact our investment portfolio, and review any impacted holdings and any pending sales programs.
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
We had tax effected net operating tax loss carryforward balances of $181.3 million (net of a $4.6 million uncertain tax position) and $49.8 million (net of a $15.0 million uncertain tax position) and held a valuation allowance of $127.6 million and $43.8 million at December 31, 2015 and 2014, respectively. We had tax effected realized capital loss carryforward balances of approximately $98.8 million and $97.2 million at December 31, 2015 and 2014, respectively. We held a valuation allowance of $98.8 million and $97.2 million at December 31, 2015 and 2014, respectively. In addition, we had tax effected capital losses arising from the sale of investments to an affiliate of $26.2 million and $57.4 million at December 31, 2015 and 2014, respectively, and held a full valuation allowance against the associated tax of $26.2 million and $57.4 million, respectively.
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
For further information, see "Other Revenues and Expenses" and Item 8, Note 22, "Taxation," to the Consolidated Financial Statements included herein.

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
At December 31, 2015 and 2014, the amount of premiums receivable related to our reinsurance operations amounted to $1.7 billion and $1.1 billion, respectively.
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. We recorded a provision for uncollectible premiums receivable related to our reinsurance operations at December 31, 2015 and 2014 of $2.4 million and $1.1 million, respectively.

The amount of proportional and excess of loss reinsurance gross premiums written and acquisition expenses recognized by our reinsurance operations for each line of business for the years ended December 31, 2015, 2014 and 2013 was as follows:

(U.S. dollars in thousands)	2015		2014		2013
	Gross Premiums Written	Acquisition Expenses (1)	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses
Proportional Contracts:
Casualty – professional lines	$73,179	$22,214	$32,784	$17,347	$59,213	$17,383
Casualty – other lines	76,751	21,128	99,272	21,094	113,709	27,260
Other property	576,684	220,497	424,564	130,709	417,698	134,823
Specialty	50,843	10,560	52,535	11,726	34,202	11,165
Other (2)	190,093	55,732	139,321	21,911	106,331	18,643
Total proportional contracts	$967,550	$330,131	$748,476	$202,787	$731,153	$209,274
Excess of Loss Contracts:
Casualty – professional lines	$75,785	$22,232	$94,092	$27,367	$139,946	$28,997
Casualty – other lines	322,864	75,897	203,631	34,425	218,444	37,164
Property catastrophe	655,443	87,748	493,646	40,511	556,493	49,128
Other property	168,345	16,846	161,218	15,934	169,580	16,356
Specialty	55,786	9,486	59,504	4,962	57,795	7,557
Other (2)	27,390	4,323	24,912	4,698	20,200	4,912
Total excess of loss contracts	$1,305,613	$216,532	$1,037,003	$127,897	$1,162,458	$144,114
____________

(1)	Excludes amortization of fair value adjustments related to the Catlin Acquisition in the amount of $55.6 million

(2)	Other includes whole account contracts, credit and surety, accident and health and other lines.

6)	Goodwill
We had goodwill of $1.2 billion at December 31, 2015. The estimated fair values of the reporting units carrying goodwill exceeded their estimated net book values at December 31, 2015, and therefore no impairments were recorded during 2015.
For further detailed information about the composition and accounting policies surrounding our goodwill, see Item 8, Note 2(k), "Significant Accounting Policies - Goodwill, Intangibles and Other Long-Lived Assets," and Item 8, Note 9, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included herein.
The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. The Company has organized its goodwill into two reporting units, reflecting its two segments. The first step to identifying potential impairment is to compare the estimated fair value of a reporting unit to its estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business. The Company then compares this estimated fair value to the book value of the reporting units, which it derives by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies in the industry, from an operational and economic standpoint. If such individual reporting unit estimated fair values - combined with an estimate of an appropriate control premium - exceed their related individual reporting unit net book values, goodwill for those individual reporting units is not deemed to be impaired. A control premium represents the value an investor would pay above non-controlling interest transaction prices in order to obtain a controlling interest in the respective company.
However, if the margin calculated between the estimated reporting unit fair value and its net book value indicates a potential impairment or a "close call," a further analysis of the reporting unit’s estimated fair value is performed, using an entity-specific discounted cash flow methodology. This methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance for a ten-year period combined with an estimated terminal value. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units. If the individual reporting units' net book values exceed their related individual reporting unit estimated fair values based on this additional methodology, the second step of the goodwill impairment testing process is performed to measure the amount of impairment.

Segments
We are organized into two operating segments: Insurance and Reinsurance. The results of the Run-Off Life Operations are reported within "Corporate and Other." Our general investment and financing operations are also reflected in Corporate and Other. Prior period information has been re-presented to reflect the current presentation.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenue and expenditures are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our Run-Off Life Operations, and certain structured products included in the Insurance and Reinsurance segments and Corporate and Other are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 8, Note 5, "Segment Information," to the Consolidated Financial Statements included herein, for a reconciliation of segment data to our consolidated financial statements.
Income Statement Analysis
Insurance
As outlined in Item 1, "Business," the Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Our insurance operations are organized into four underwriting divisions: Professional, Casualty, EPC and Specialty.
The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2015	2014	2013	Percentage change
				2015 to 2014	2014 to 2013
Gross premiums written	$8,395,846	$5,976,011	$5,523,181	40.5%	8.2%
Net premiums written	5,859,934	4,134,151	4,154,093	41.7%	(0.5)%
Net premiums earned	5,648,482	4,026,713	4,267,677	40.3%	(5.6)%
Net losses and loss expenses	3,614,048	2,543,108	2,829,999	42.1%	(10.1)%
Acquisition costs	704,364	393,319	529,270	79.1%	(25.7)%
Operating expenses	1,154,760	865,592	782,677	33.4%	10.6%
Underwriting profit (loss)	$175,310	$224,694	$125,731	(22.0)%	78.7%
Net results – structured products	12,185	43,710	15,562	(72.1)%	N/M
Net fee income and other (expense)	(16,936)	(10,051)	(9,317)	68.5%	7.9%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

(U.S. dollars in thousands)	2015	2014	2013	Percentage change
				2015 to 2014	2014 to 2013
Professional	$1,754,631	$1,550,929	$1,465,689	13.1%	5.8%
Casualty and Other	3,086,132	2,537,292	2,275,069	21.6%	11.5%
EPC	1,621,169	874,198	875,773	85.4%	(0.2)%
Specialty	1,933,914	1,013,592	906,650	90.8%	11.8%
Total	$8,395,846	$5,976,011	$5,523,181	40.5%	8.2%
2015 vs. 2014: Gross premiums written increased by 40.5% primarily due to the Catlin Acquisition. The acquired businesses' portfolio experienced some reductions in renewals in Professional and EPC where premium rates did not support our target returns. The businesses most severely impacted were energy and U.S. professional. However, retention of business continued to be strong where premium rates were deemed to be adequate.
Foreign exchange rate movements also negatively impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 45.6%. Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written increased by 5.2%.

The following is a summary of the premium movements by business group:

▪
Professional - increase of 13.1% driven mainly by the Catlin Acquisition. We also experienced increases in both new business and renewals in cybertech and international financial lines, as well as increased pricing in cybertech, partially offset by decreases in pricing in North America in most lines. The acquired Catlin business experienced decreases in premium during the current year, mainly due to decreases in renewals in international financial lines as a result of rate inadequacy.

▪
Casualty and Other - increase of 21.6% largely due to the Catlin Acquisition. The increase also was due to increases in renewals in global risk management, international casualty, North American construction casualty, and casualty excess and surplus, partially offset by adverse foreign exchange in international casualty as noted above.

▪
EPC - increase of 85.4% attributable to the Catlin Acquisition, partially offset by adverse foreign exchange affecting international property and international construction as noted above, as well as decreases in pricing in energy, international property and North American property. The acquired Catlin business also experienced a decrease in premiums during the current year as a result of decreases in renewal premiums in energy business, mainly due to decreases in pricing.

▪
Specialty - increase of 90.8% mainly due to the Catlin Acquisition, plus new business in political risk and trade credit, and marine, as well as increased renewals in marine and crisis management, partially offset by a decrease in renewals in aerospace and adverse foreign exchange in marine and aerospace.

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

▪
Casualty and Other - increase of 11.5% largely attributable to an increase in new and renewal business in International middle market, surplus lines and programs business lines. In addition, we experienced increases in new business in international schemes and primary casualty, as well as higher renewals in excess casualty, partially offset by pricing decreases in program business lines.

▪
EPC - decrease of 0.2% driven by decreases in property and Lloyd's middle market business lines due in part to a decline in rates, mostly offset by increases in renewals and new business in construction, and new business in property.

▪	Specialty - increase of 11.8% due to new and renewal business in crisis management, marine, and equine business lines and new business in political risk.
Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 7.8%, compared to the 8.2% shown above.
Net Premiums Written
2015 vs. 2014: The increase of 41.7% largely resulted from the increase in gross premiums written due to the Catlin Acquisition and other factors as noted above. Additionally, we experienced some favorable movement in ceded premiums written, due to decreases in reinsurance pricing as a result of favorable market conditions and realized efficiencies in our efforts to integrate the ceded reinsurance portfolio.
2014 vs. 2013: The decrease of 0.5% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums written primarily relates to a modification in the reinsurance structure in the latter half of 2013 to one that employs proportional reinsurance in the Professional business group, as well as higher utilization of this proportional reinsurance in our U.S. and select businesses in order to take advantage of favorable market terms; plus an increase in certain proportional reinsurance treaties cessions from higher construction writings and higher reinsurer participation on certain casualty treaties.

Net Premiums Earned
2015 vs. 2014: The increase of 40.3% is mainly attributable to the increase in gross premiums written as noted above.
2014 vs. 2013: The decrease of 5.6% is attributable to higher ceded premiums written and earned in the Professional business group due to the modification in the reinsurance structure, and an increase in cessions as mentioned above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	2015	2014	2013	Percentage Point Change
				2015 to 2014	2014 to 2013
Loss and loss expense ratio	64.0%	63.2%	66.3%	0.8	(3.1)
Acquisition expense ratio	12.5%	9.8%	12.4%	2.7	(2.6)
Operating expense ratio	20.4%	21.4%	18.4%	(1.0)	3.0
Underwriting expense ratio	32.9%	31.2%	30.8%	1.7	0.4
Combined ratio	96.9%	94.4%	97.1%	2.5	(2.7)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013	Percentage Point Change
				2015 to 2014	2014 to 2013
Loss and loss expense ratio	64.0%	63.2%	66.3%	0.8	(3.1)
Prior year reserve development	1.1%	2.4%	2.4%	(1.3)	—
Loss ratio - excluding prior year development	65.1%	65.6%	68.7%	(0.5)	(3.1)
Loss Ratio – excluding prior year development
2015 vs. 2014: The 0.5 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of the incorporation of the acquired businesses at a lower loss ratio as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition in 2015 as compared to 2014. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2015 were $82.1 million higher than in the same period in 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both years, the loss ratio for the year ended December 31, 2015 compared to the same period of 2014 decreased by 1.4% percentage points to 62.5%.
2014 vs. 2013: The 3.1 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in 2014 as compared to the same prior in 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2014 were $50.9 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both years, the loss ratio for the year ended December 31, 2014 compared to the same period of 2013 decreased by 2.0 percentage points to 63.9% mainly due to a lower level of large non-natural catastrophe property losses in 2014 as compared to 2013.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in millions)	2015	2014	2013
EPC	$25,189	$(57,470)	$(46,387)
Casualty	(11,949)	38,414	(21,829)
Professional	5,763	17,097	75,045
Specialty	(120,879)	(82,756)	(140,740)
Other (1)	36,846	(15,043)	31,872
Total	$(65,030)	$(99,758)	$(102,039)
____________

(1)	Other includes excess and surplus, programs, surety, structured indemnity and certain discontinued lines.
For further information on the net favorable prior year reserve development for the years ended December 31, 2015, 2014 and 2013, see Item 8, Note 11, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2015 vs. 2014: The increase of 1.7 percentage points was due to an increase in the acquisition expense ratio of 2.7 percentage points partially offset by a decrease in the operating expense ratio of 1.0 percentage points, as follows:

▪
Acquisition expense ratio - increased 2.7 percentage points mainly attributable to the EPC business acquired from Catlin, partially offset by the favorable impact of the modification of our reinsurance structure in 2014 and a change in the mix of business.

▪	Operating expense ratio - decreased 1.0 percentage points due to initial synergies realized from the Catlin Acquisition.
2014 vs. 2013: The decrease of 0.4 percentage points was due to an increase in the operating expense ratio of 3.0 percentage points partially offset by a decrease in the acquisition expense ratio of 2.6 percentage points, as follows:

▪
Operating expense ratio - increased 3.0 percentage points largely due to the unfavorable impact of the modification of our reinsurance structure in late 2013 as mentioned above, as well as increased compensation expenses from business expansion and higher professional fees for 2014 compared to the same period of 2013.

▪	Acquisition expense ratio - decreased largely due to the favorable impact of the modification of our reinsurance structure mentioned above and a change in the mix of business.
Net Results – Structured Products
Net results from structured insurance products includes net investment income of $31.2 million, $34.3 million and $37.3 million and interest expense of $19.0 million, $(9.5) million and $21.8 million, respectively, for the years ended December 31, 2015, 2014 and 2013.
2015 vs. 2014: Net results from structured insurance products decreased 72.1% to $12.2 million from the prior year result of $43.7 million. The results include net investment income of $31.2 million and $34.3 million for the years ended December 31, 2015 and 2014, respectively, and net interest expense (credit), respectively, of $19.0 million and $(9.5) million, for the years ended December 31, 2015 and 2014, respectively. The decrease in the net results from the prior year period was mainly from the negotiated termination of one of our larger structured indemnity contracts in the prior year. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.
2014 vs. 2013: The increase in the net results from the prior year period was from the negotiated termination of one of our larger structured indemnity contracts as noted above.
For further information about these structured indemnity contracts that are accounted for as deposit contracts and the settlement of this fair value hedge, see Item 8, Note 12, "Deposit Liabilities," and Note 15(a), "Derivative Instruments - Derivative Instruments Designated as Fair Value Hedges," respectively, to the Consolidated Financial Statements included herein.

Fee Income and Other
2015 vs. 2014: The decrease compared to the same period of 2014 in net fee income and other expenses was driven by decreased engineering fee income within EPC, plus Specialty discontinued lines.
2014 vs. 2013: The decrease in net fee income and other was driven by increased costs in our risk engineering services business.
Reinsurance
As outlined in Item 1, "Business," the Reinsurance segment provides casualty, property risk, property catastrophe, specialty and other reinsurance lines on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Our reinsurance operations are structured into five geographical regions: Bermuda, North America, London, EMEA and LAC.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

(U.S. dollars in thousands)	2015	2014	2013	Percentage change
				2015 to 2014	2014 to 2013
Gross premiums written	$2,273,163	$1,785,479	$1,893,611	27.3%	(5.7)%
Net premiums written	2,028,890	1,633,058	1,749,889	24.2%	(6.7)%
Net premiums earned	2,515,702	1,690,725	1,746,422	48.8%	(3.2)%
Net losses and loss expenses	1,152,152	715,285	901,465	61.1%	(20.7)%
Acquisition costs	602,290	330,684	353,388	82.1%	(6.4)%
Operating expenses	283,379	193,404	166,238	46.5%	16.3%
Underwriting profit (loss)	$477,881	$451,352	$325,331	5.9%	38.7%
Net results – structured products	5,806	10,499	8,229	(44.7)%	27.6%
Net fee income and other	2,958	2,800	2,320	5.6%	20.7%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

(U.S. dollars in thousands)	2015	2014	2013	Percentage change
				2015 to 2014	2014 to 2013
Bermuda	$782,033	$575,386	$556,905	35.9%	3.3%
North America	550,781	443,409	513,032	24.2%	(13.6)%
London	268,925	138,309	152,407	94.4%	(9.3)%
EMEA	359,112	445,110	456,148	(19.3)%	(2.4)%
LAC	312,312	183,265	214,951	70.4%	(14.7)%
Other (1)	—	—	168	—%	(100.0)%
Total	$2,273,163	$1,785,479	$1,893,611	27.3%	(5.7)%
____________

(1)	Other relates to discontinued structured indemnity.

2015 vs. 2014: Gross premiums written increased by 27.3%, primarily driven by the Catlin Acquisition. The acquired businesses' portfolio experienced a reduction from the prior year due to rate and share reductions and also due to significant multi-year contracts written in the prior year which did not repeat in the current year.
When evaluated in local currency, our gross premiums written increased by 32.4%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting European business written in this currency. Overall, excluding the impacts of the Catlin Acquisition and foreign exchange, our gross premiums written decreased by 3.9%.
The following is a summary of the premium movements by region:

▪	Bermuda - increase of 35.9% due to the Catlin Acquisition, partially offset by reduced rates and cancellations on property catastrophe business plus the unfavorable impact of foreign exchange rates.

▪
North America - increase of 24.2% as a result of the Catlin Acquisition, plus increased premium volume in our agricultural business, partially offset by reductions due to the competitive pricing environment, particularly on property treaty business.

▪
London - increase of 94.4% due to the Catlin Acquisition, partially offset by unfavorable exchange rates, particularly on the casualty lines of business plus a decrease in reinstatement premiums due to a non-recurring favorable adjustment in the prior period.

▪
EMEA - decrease of 19.3% is mainly attributable to unfavorable foreign exchange rates particularly on the property and casualty lines of business, as well as a decrease in reinstatement premiums due to a non-recurring favorable adjustment in the prior period, partially offset by the increase of premiums due to the Catlin Acquisition.

▪	LAC - increase of 70.4% due to the Catlin Acquisition, partially offset by the impact of unfavorable foreign exchange rates.
2014 vs. 2013: Gross premiums written decreased by 5.7%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 3.3% due to new business and favorable renewals on whole account and property treaty businesses.

▪
North America - decrease of 13.6% largely due to unfavorable renewal activity within casualty treaty and property treaty business lines, partially offset by increased agricultural premiums within our property treaty business.

▪	London - decrease of 9.3%, mainly driven by lower property treaty renewals due to decreases in shares and competitive market conditions.

▪
EMEA - decrease of 2.4% is mainly driven by lower casualty and property treaty renewals due to decreases in shares and competitive market conditions in Europe, partially offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses.

▪	LAC - decrease of 14.7% is mainly driven by lower property treaty renewals due to decreases in shares and competitive market conditions in Latin America.
Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written decreased by 5.2%, compared to the 5.7% shown above.
Net Premiums Written
2015 vs. 2014: The increase of 24.2% resulted from the gross written premium increases as noted above.
2014 vs. 2013: The decrease of 6.7% resulted from the gross written premium decreases outlined above together with an increase in ceded written premiums, mainly related to agricultural business in North America.
Net Premiums Earned
2015 vs. 2014: The increase of 48.8% is mainly attributable to the increase in net premiums written as noted above, as well as timing of premiums earned from the acquired businesses, as a large percentage of the acquired businesses' renewals were written prior to the Acquisition Date.
2014 vs. 2013: The decrease of 3.2% is mainly attributable to the overall earn-through of lower current year written premiums in the North America casualty treaty business and in the EMEA casualty treaty and property treaty businesses, due to competitive market conditions, partially offset by the impact of a reinstatement premium adjustment on prior period non-catastrophe losses, as noted above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	2015	2014	2013	Percentage Point Change
				2015 to 2014	2014 to 2013
Loss and loss expense ratio	45.8%	42.3%	51.6%	3.5	(9.3)
Acquisition expense ratio	23.9%	19.6%	20.2%	4.3	(0.6)
Operating expense ratio	11.3%	11.4%	9.6%	(0.1)	1.8
Underwriting expense ratio	35.2%	31.0%	29.8%	4.2	1.2
Combined ratio	81.0%	73.3%	81.4%	7.7	(8.1)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013	Percentage Point Change
				2015 to 2014	2014 to 2013
Loss and loss expense ratio	45.8%	42.3%	51.6%	3.5	(9.3)
Prior year reserve development	9.6%	9.2%	10.8%	0.4	(1.6)
Loss ratio excluding prior year development	55.4%	51.5%	62.4%	3.9	(10.9)
Loss Ratio – excluding prior year development
2015 vs. 2014: The 3.9 percentage point increase in the loss ratio - excluding prior year development was primarily due to the Tianjin, China port explosion plus higher levels of natural catastrophe losses in 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2015 were $17.7 million higher than in the same period in 2014. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both years, the loss ratio for year ended December 31, 2015 compared to the same period of 2014 increased by 4.1 percentage points to 52.8% due to factors noted above and a deterioration in rate levels in our legacy businesses.
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
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 2) The Impact of Significant Large Loss Events" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the reinsurance segment for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands)	2015	2014	2013
Property and other short-tail lines	$(173,754)	$(85,324)	$(136,912)
Casualty and other	(67,846)	(69,990)	(50,938)
Total	$(241,600)	$(155,314)	$(187,850)
For further information on the net favorable prior year reserve development for the years ended December 31, 2015, 2014 and 2013, see Item 8, Note 11, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2015 vs. 2014: The increase of 4.2 percentage points in the underwriting expense ratio was due to an increase in the acquisition expense ratio of 4.3 percentage points, partially offset by a decrease in the operating expense ratio of 0.1 percentage points.
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

▪
Acquisition expense ratio - decreased mainly due to a change in the EMEA business mix due to the expiration and non-renewal of a large motor quota share deal, and lower profit based commissions in LAC.

Net Results – Structured Products
Net results from structured reinsurance products includes net investment income of $29.2 million, $33.8 million and $34.6 million and interest expense of $23.2 million, $22.3 million and $26.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013.
2015 vs. 2014: Net results from structured reinsurance products decreased 44.7% to $5.8 million from the prior year period result of $10.5 million. The results include net investment income of $29.2 million and $33.8 million for the years ended December 31, 2015 and 2014, respectively, interest expense of $23.2 million and $22.3 million, and operating expenses of $0.3 million and $0.9 million, for the years ended December 31, 2015 and 2014, respectively. The decrease in the net results from the prior year period was mainly due to a reduction in investment income resulting from a lower asset base, reflecting the run-off nature of this business.
2014 vs. 2013: The increase in the net results from the prior year period was mainly due to a reduction in interest expense resulting from changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included herein.
Corporate and Other (Including Run-Off Life Operations)
Our general investment and financing operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and, since that time, have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As noted in Item 1, "Business - History," XLIB entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of its life reinsurance subsidiary, GCLR. As a result, we have ceded the majority of our life reinsurance business to GCLR through the GreyCastle Life Retro Arrangements. As noted in Item 1, "Business - Corporate and Other," we entered into the U.S. Term Life Retro Arrangements, ceding a vast majority of our remaining life reinsurance reserves. At December 31, 2015, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $4.2 billion, of which we retained $146.1 million, after consideration of all of our future policy benefit reserves recoverable, as noted in Item 8, Note 13, "Future Policy Benefit Reserves," to the Consolidated Financial Statements included herein.
For a further discussion of the GreyCastle Life Retro Arrangements, see Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.

Impact of GreyCastle Life Retro Arrangements
Subsequent to the completion of the life transaction as described in Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein, the impact of the GreyCastle Life Retro Arrangements on our results was as follows:

Impact of GreyCastle Life Retro Arrangements
(U.S. dollars in thousands)	2015	2014
Underwriting profit (loss) (1)	$605	$11,649
Net investment income - Life Funds Withheld Assets	187,489	129,575
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	223,272	5,067
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(27,734)	(9)
OTTI on investments - Life Funds Withheld Assets	(13,357)	(20,587)
Exchange (gains) losses	4,788	10,099
Other income and expenses	2,280	(1,610)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(151,691)	(488,222)
Net income (loss)	$225,652	$(354,038)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(421,604)	274,083
Change in adjustments related to future policy benefit reserves, net of tax	170,688	74,009
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	25,869	17,595
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$(225,047)	$365,687
Comprehensive income (loss)	$605	$11,649
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment relating to the GreyCastle Life Retro Arrangements transaction, which was completed on May 30, 2014. Excluding this transaction, the impact to comprehensive income relating to the GreyCastle Life Retro Arrangements was nil for the year ended December 31, 2015.

As shown in the table above, although our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is no recurring net impact on our future comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales of the Life Funds Withheld Assets. For further information on the life retrocession embedded derivative, see Item 8, Note 15(c)(iii), "Derivative Instruments - Other Non-Investment Derivatives," to the Consolidated Financial Statements included herein.
Impact of U.S. Term Life Retro Arrangements
During the year ended December 31, 2015, we entered into the U.S. Term Life Retro Arrangements, which ceded the vast majority of our remaining life reinsurance business. We recorded a net loss of approximately $35.0 million associated with the transaction. See Item 8, Note 13, "Future Policy Benefit Reserves" to the Consolidated Financial Statements included herein for further information.
Run-Off Life Operations - not subject to Life Retro Arrangements
During the year ended December 31, 2015, our net underwriting result from our Run-Off Life Operations - not subject to Life Retro Arrangements was a loss of $31.4 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $44.8 million, producing a net income of $13.4 million.
During the year ended December 31, 2014, our net underwriting result from our Run-Off Life Operations - not subject to Life Retro Arrangements was a loss of $109.9 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $150.2 million, producing a net income of $40.3 million.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the RFC. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio, for the years ended December 31, 2015 and 2014:

	2015	2014
Total Return on Investments (1)	1.4%	5.5%

Other Portfolios (2)
Hedge fund portfolio (3)	3.2%	6.4%
Equity portfolio	(2.5)%	5.6%
____________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the twelve months ended November 30, 2015 and 2014, respectively, for both equity and non-equity hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands)	2015	2014	2013	Percentage change
				2015 to 2014	2014 to 2013
Net investment income	$684,881	$789,050	$957,716	(13.2)%	(17.6)%
Net income (loss) from investment fund affiliates	$73,320	$95,816	$138,391	(23.5)%	(30.8)%
Net realized gains (losses) on investments	$19,997	$122,991	$87,777	(83.7)%	40.1%
Net realized and unrealized gains (losses) on derivative instruments (1)	$53,123	$29,886	$7,798	77.8%	N/M
____________

(1)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 15, "Derivative Instruments," to the Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
2015 vs. 2014: The decrease of 13.2% was primarily due to a reduction in investment yields as a result of lower reinvestment rates, cash outflows from the investment portfolio and negative foreign exchange movements offset by an increase in assets resulting from the Catlin Acquisition. We estimate that approximately $3.7 billion of assets with an average book yield of 2.3% will mature and pay down over the next 12 months compared to the average new money rate on our portfolio of 1.4% in 2015.
2014 vs. 2013: The decrease of 17.6% was primarily due to the impact of the GreyCastle Life Retro Arrangements, which are now excluded, since all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. For further information on the GreyCastle Life Retro Arrangements see Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
2015 vs. 2014: Performance for 2015 was strong but lagged behind results from the same period of 2014. Equity market volatility and general weak returns made the year challenging for most hedge fund strategies. Hedge fund returns were solid and generally diversified across strategies in the most recently completed fiscal year. The strongest contributors to the Company's hedge fund affiliate portfolio were funds pursuing macro, commodity trading advisor funds, multi-strategy and equity long/short strategies. Private investment fund returns were also strong for 2015 and in line with the prior year's results.
2014 vs. 2013: Performance for 2014 was strong but lagged behind very strong results from the same period of 2013. Hedge fund returns were strong and generally diversified across strategies in 2014, while very strong equity market returns and moderate volatility during 2013 were highly supportive of hedge fund returns, in particular for market-directional strategies such as equity long/short, event driven and structured credit. Private investment fund returns were also strong for 2014 and in line with the prior year period's results.
Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments
Net Realized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
For the years ended December 31, 2015 and 2014, net realized gains on investments of $20.0 million and $123.0 million, respectively, included net realized gains of $103.0 million and $158.7 million, respectively, which resulted primarily from sales of equities and fixed maturities. These amounts were partially offset by realized losses of approximately $83.0 million and $35.7 million, respectively, related to the write-down of certain of our investments. For further discussion, see Item 8, Note 6, "Investments," to the Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $53.1 million for the year ended December 31, 2015 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. As part of our strategy to manage discrete foreign exchange risk associated with the Catlin Acquisition, certain foreign exchange contracts were entered into and other hedging strategies were modified. Upon the closing of the Catlin Acquisition, these contracts were settled and the hedging strategies terminated. Net realized and unrealized gains on derivative instruments for the year ended December 31, 2015 include $54.7 million from the Catlin Acquisition-related foreign exchange contracts and hedging strategies. For a further discussion, see Item 8, Note 15, "Derivative Instruments," to the Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands)	2015	2014	2013	Percentage Change
				2015 to 2014	2014 to 2013
Net income (loss) from operating affiliates	$44,740	$107,218	$119,804	(58.3)%	(10.5)%
Foreign exchange (gains) losses	$22,504	$(37,568)	$(28,243)	N/M	33.0%
Corporate operating expenses	$480,755	$220,165	$209,454	N/M	5.1%
Loss on sale of life reinsurance subsidiary	$—	$666,423	$—	(100.0)%	—%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(151,691)	$(488,222)	$—	(68.9)%	—%
Interest expense (1)	$163,021	$121,221	$107,486	34.5%	12.8%
Income tax expense	$(19,161)	$96,897	$77,505	N/M	25.0%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands)	2015	2014	2013	Percentage Change
				2015 to 2014	2014 to 2013
Net income (loss) from investment manager affiliates	$11,132	$57,086	$78,644	(80.5)%	(27.4)%
Net income (loss) from strategic and other operating affiliates	33,608	50,132	41,160	(33.0)%	21.8%
Total	$44,740	$107,218	$119,804	(58.3)%	(10.5)%
Net Income from Investment Manager Affiliates
2015 vs. 2014: The results for 2015 were modestly positive, given the challenging market conditions, as market volatility and a competitive environment for asset raising impeded revenue growth for a number of our investment manager affiliates. In most cases where incentive fees are charged by affiliates, earnings from those fees declined in 2015.

2014 vs. 2013: The results for 2014 were strong but lagged behind the results of 2013. The results for 2014 saw good progress from several newer investment manager affiliate holdings, while the results for 2013 were notable for especially strong incentive fees for those affiliate managers that charge such fees and gains associated with several liquidity events.
Net Income from Strategic and Other Operating Affiliates
2015 vs. 2014: The decrease of 33.0% in net income was largely due to the effect of the sale of ARX, one of our larger strategic operating affiliates, on April 1, removing three quarters of earnings in 2015 compared to 2014. See Item 8, Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate," for further information on the sale.
2014 vs. 2013: The 21.8% increase was largely due to higher current period income related to ARX, our insurance affiliate that writes direct U.S. homeowners' insurance, with more modest favorable variances from several other operating affiliates.
Foreign Exchange Gains/Losses
The foreign exchange losses of $22.5 million in the year ended December 31, 2015 were a result of an overall strengthening of the U.S. dollar against many of our major currency exposures, particularly the Euro and the Australian dollar. In the year ended December 31, 2014, foreign exchange gains of $37.6 million were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, including the Euro, Swiss franc, Canadian dollar, Australian dollar, and U.K. sterling, particularly in the last quarter of the year.
Corporate Operating Expenses
2015 vs. 2014: The significant increase was mainly a result of integration expenses incurred as a result of the Catlin Acquisition.
2014 vs. 2013: The increase of 5.1% was mainly a result of increased compensation costs due to improved metrics on variable compensation plans, additional headcount and increases in professional and regulatory fees.
Loss on Sale of Life Reinsurance Subsidiary
The loss on sale of life reinsurance subsidiary in 2014 was due to the sale of 100% of the common shares of a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. For a further discussion, see Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into the GreyCastle Life Retro Arrangements as described in Item 8, Note 2(c), "Significant Accounting Policies - Total Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis, Note 2(e), "Significant Accounting Policies - Reinsurance," and Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 8, Note 15, "Derivative Instruments," to the Consolidated Financial Statements included herein and "Impact of GreyCastle Life Retro Arrangements" above.
Interest Expense
Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results – structured products.
2015 vs. 2014: The increase of 34.5% was a result of an overall increase in our debt following the issuance of the 4.45% Subordinated Notes due 2025 and the 5.5% Subordinated Notes due 2045 during the first quarter of 2015. Additionally, interest expense includes expenses related to the Bridge Facility, as outlined in Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition."
2014 vs. 2013: The increase of 12.8% was a result of the overall increase in our debt following the issuance of the 2.30% Senior Notes due 2018 and the 5.25% Senior Notes due 2043 during the fourth quarter of 2013.
For further information about these debt financing transactions see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein.

Income Tax Expense
2015 vs. 2014: The tax benefit of $19.2 million recognized in 2015 was primarily driven by the distribution of earnings with profits in non-taxable jurisdictions and losses in taxable jurisdictions as compared to 2014 which had profits in both taxable and non-taxable jurisdictions. In addition, there is a $59.6 million tax benefit in 2015 related to the restructuring of the U.S. operations which resulted in the release of the valuation allowance previously held against Catlin U.S. deferred tax assets.
2014 vs. 2013: The tax charge of $96.9 million recognized in 2014 was higher than in 2013 principally because of the distribution of earnings in taxable and non-taxable jurisdictions. Included in the 2014 tax charge is a $45.1 million benefit recognized related to the loss on the sale of the life reinsurance subsidiary.
Balance Sheet Analysis
Investments (Excluding Life Funds Withheld Assets)
The primary objective of our investment strategy is to maximize the risk adjusted return on capital employed subject to a variety of constraints including: maintaining adequate regulatory capitalization; maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios; and generating stable net investment income.
As described in Item 1, "Business - Investments," Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," and Note 6, "Investments," the Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.
At December 31, 2015 and 2014, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $37.4 billion and $30.8 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at December 31, 2015 and 2014:

(U.S. dollars in thousands)	2015		2014
	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$3,256,236	8.7%	$2,327,160	7.6%
Restricted cash	$41,860	0.1%	$—	—%
Net receivable/ (payable) for investments sold/ (purchased)	$101,098	0.3%	$50,471	0.2%
Accrued investment income	$243,409	0.7%	$226,721	0.7%
Short-term investments	$617,390	1.7%	$256,727	0.8%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported	$5,065,637	13.5%	$2,171,953	7.1%
Corporate - Financials	3,561,909	9.5%	2,761,916	9.0%
Corporate - Non Financials	6,900,447	18.5%	6,016,457	19.4%
RMBS – Agency	3,757,971	10.1%	3,728,576	12.1%
RMBS – Non-Agency	328,540	0.9%	427,351	1.4%
CMBS	405,316	1.1%	1,052,544	3.4%
CDO	32,410	0.1%	692,034	2.2%
Other asset-backed securities	1,168,572	3.1%	1,065,293	3.5%
U.S. States and political subdivisions of the States	2,632,070	7.0%	2,021,272	6.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,251,614	14.0%	4,240,073	13.8%
Total fixed maturities - AFS	$29,104,486	77.8%	$24,177,469	78.5%
Equity securities	878,919	2.4%	868,292	2.8%
Investments in affiliates	1,708,899	4.6%	1,637,620	5.3%
Other investments	1,433,057	3.7%	1,248,439	4.1%
Total investments and cash and cash equivalents	$37,385,354	100.0%	$30,792,899	100.0%
____________

(1)	Carrying value represents the fair value for AFS fixed maturities.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At December 31, 2015, the average credit quality of our total fixed income portfolio was "Aa2(AA)" and " Aa3(AA-)" at December 31, 2014. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at December 31, 2015 and 2014:

Investments by Credit Rating (1)	2015		2014
(U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$14,242	45.1%	$11,509	44.0%
AA	7,005	22.3%	5,334	20.4%
A	7,316	23.2%	6,158	23.6%
BBB	2,343	7.4%	2,321	8.9%
BB and below	577	1.8%	793	3.0%
Not rated	65	0.2%	15	0.1%
Total	$31,548	100.0%	$26,130	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $370.0 million on 3,248 securities out of a total of 8,729 held at December 31, 2015 in our AFS portfolio (excluding Life Funds Withheld Assets) that we consider to be temporarily impaired. Individual security positions included in this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

▪
gross unrealized losses of $134.5 million related to the Government and Government-Related holdings. Securities in a gross unrealized loss position had a fair value of $6.2 billion at December 31, 2015.

▪
gross unrealized losses of $121.2 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $5.2 billion at December 31, 2015. Of these gross unrealized losses, $23.7 million relate to financial institutions.

▪
gross unrealized losses of $17.0 million related to Non-Agency RMBS (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in gross unrealized loss position had a fair value of $199.8 million at December 31, 2015.

The following table details the security type and length of time that AFS securities (excluding Life Funds Withheld Assets) were in a continual gross unrealized loss position at December 31, 2015:

Security Type and Length of Time in a Continual Unrealized Loss Position	December 31, 2015
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(112,004)	$10,054,187
At least 6 months but less than 12 months	(82,212)	2,899,570
At least 12 months but less than 2 years	(68,529)	530,167
2 years and over	(62,077)	933,350
Total	$(324,822)	$14,417,274
Equities
Less than 6 months	$(21,200)	$215,564
At least 6 months but less than 12 months	(23,953)	141,178
Total	$(45,153)	$356,742

The following is the maturity profile of the AFS fixed income securities (excluding Life Funds Withheld Assets) that were in a continual gross unrealized loss position at December 31, 2015:

Maturity profile in years of AFS fixed income securities in a gross unrealized loss position	December 31, 2015
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(21,949)	$1,292,466
At least 1 year but less than 5 years remaining	(119,481)	7,408,889
At least 5 years but less than 10 years remaining	(77,668)	2,779,310
At least 10 years but less than 20 years remaining	(13,802)	279,012
At least 20 years or more remaining	(30,258)	311,674
RMBS – Agency	(17,561)	1,286,266
RMBS – Non-Agency	(16,980)	199,760
CMBS	(4,330)	197,256
CDO	(9,273)	32,407
Other asset-backed securities	(13,520)	630,234
Total	$(324,822)	$14,417,274
European Sovereign Debt Crisis (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the E.U. - particularly Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these sovereigns' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been greatly reduced.
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations, that currently have a fair value of $62.6 million at December 31, 2015. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investment funds and medium term notes that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds and medium term notes will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private investment fund managers have increased their exposure to these countries. We estimate that, as of December 31, 2015, our aggregate exposure to European Periphery Nations via our fund investments and medium term notes did not exceed $200 million on a net basis. The exposure was diversified across issues and instruments and across the five European Periphery Nations.
In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of our most significant reinsurance counterparties, see Item 8, Note 10, "Reinsurance," to the Consolidated Financial Statements included herein. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.

Fair Value Measurements of Assets and Liabilities
As described in Item 8, Note 2(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 4, "Fair Value Measurements," to the Consolidated Financial Statements included herein, we have provided required disclosures by Level 1, 2 and 3 within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value, including valuation methodologies.
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
Fair Value of Level 3 Assets and Liabilities
At December 31, 2015, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2015	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$5,065,637	$45,063	0.9%
Corporate - Financials	3,561,909	53,685	1.5%
Corporate - Non-Financials	6,900,447	188	—%
RMBS – Agency	3,757,971	3,077	0.1%
RMBS – Non-Agency	328,540	—	—%
CMBS	405,316	—	—%
CDO	32,410	32,408	100.0%
Other asset-backed securities	1,168,572	17,857	1.5%
U.S. States and political subdivisions of the States	2,632,070	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,251,614	—	—%
Total Fixed maturities, at fair value	$29,104,486	$152,278	0.5%
Equity securities, at fair value	878,919	—	—%
Short-term investments, at fair value	617,390	—	—%
Total investments available for sale	$30,600,795	$152,278	0.5%
Cash equivalents (1)	1,268,666	—	—%
Other investments (2)	1,291,726	283,550	22.0%
Other assets (3)	86,227	19,400	22.5%
Total assets carried at fair value	$33,247,414	$455,228	1.4%

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2015	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Liabilities
Financial instruments sold, but not yet purchased (4)	$347	$—	—%
Other liabilities (5)	42,408	29,191	68.8%
Total liabilities carried at fair value	$42,755	$29,191	68.3%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The other investments balances exclude certain structured transactions (for further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included herein) carried at amortized cost, which totaled $141.3 million at December 31, 2015.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased, are included within "Payable for investments purchased" on the balance sheets.

(5)	Other liabilities include derivative instruments, reported on a gross basis.
Changes in the Fair Value of Level 3 Assets and Liabilities
See Item 8, Note 4, "Fair Value Measurements," to the Consolidated Financial Statements included herein, for an analysis of the change in fair value of Level 3 Assets and Liabilities.
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
Gross unpaid losses and loss expenses totaled $25.4 billion and $19.4 billion at December 31, 2015 and 2014, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the year ended December 31, 2015:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2014	$19,353,243	$(3,411,526)	$15,941,717
Losses and loss expenses incurred	6,336,812	(1,570,612)	4,766,200
Losses and loss expenses paid/recovered	(6,504,955)	1,130,423	(5,374,532)
Loss and loss expense reserves acquired	6,933,143	(1,493,267)	5,439,876
Foreign exchange and other	(678,499)	96,077	(582,422)
Balance at December 31, 2015	$25,439,744	$(5,248,905)	$20,190,839
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Item 8, Note 11, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	2015	2014
Reinsurance balances receivable	$439,934	$153,613
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements and U.S. Term Life Retro Arrangements)	13,801	17,840
Reinsurance recoverable on unpaid losses and loss expenses	5,309,782	3,453,873
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(82,145)	(64,439)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,681,372	$3,560,887
We have credit risk should any of our reinsurers be unable or unwilling to settle balances, net of collateral, due. For further discussion, please see Item 8, Note 10, "Reinsurance" to the Consolidated Financial Statements included herein.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; and the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain "in use" portions of these facilities. Specifically, a downgrade below "A-" by A.M. Best would constitute an event of default under our two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included herein.
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
XL-Ireland's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letter of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various U.S. states in which principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included herein. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.
Under Irish law, XL-Ireland is required to pay cash dividends and redeem and buyback shares from distributable reserves. At December 31, 2015, XL-Ireland had $2.9 billion in distributable reserves.
At December 31, 2015, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $11.6 million and $0.9 billion, respectively, compared to $22.4 million and $0.9 billion, respectively, at December 31, 2014.
The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the U.S., Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included herein.
See also the Consolidated Statements of Cash Flows in Item 8, Financial Statements, included herein.
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
Sources of Liquidity
At December 31, 2015, on a consolidated basis we had cash and cash equivalents of approximately $3.3 billion, as compared to approximately $2.5 billion at December 31, 2014. We have three main sources of cash flows – those provided by operating, investing activities and financing activities:

Total cash provided by (used in): (U.S. dollars in thousands)	2015	2014	2013
Operating activities	$615,556	$963,184	$779,977
Investing activities	$136,432	$1,711,621	$(1,197,862)
Financing activities	$46,811	$(1,863,708)	$(394,843)
Effects of exchange rate changes on foreign currency cash	$(64,377)	$(90,115)	$(4,818)
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
During the year ended December 31, 2015, net cash flows provided by operating activities were $615.6 million compared to net cash flows provided by operating activities of $963.2 million for the same period in 2014, a decrease of 347.6 million. The main driver is the decrease in our operating income for the year, which was a result of increased operating expenses, including integration expenses related to the Catlin Acquisition and other deal-related cash flows.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash provided by investing activities was $136.4 million in the year ended December 31, 2015, compared to $1.7 billion for the same period in 2014, a decrease of $1.6 billion. Driving this decrease is the cash used of $1.0 billion to acquire Catlin ($2.29 billion paid, net of cash acquired of $1.27 billion). Additional decreases were due to an increase in net purchases of fixed maturities and short term investments of $438.3 million and the restriction of cash in 2015 amounting to $155.0 million, partially offset by increased net sales of affiliates and equities of $28.2 million and $28.5 million, respectively.
As further outlined in Item 8, Note 6, "Investments," to the Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At December 31, 2015 and 2014, we had $18.3 billion and $15.2 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary and preference share related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the year ended December 31, 2015, net cash flows used in financing activities were $46.8 million compared to net cash used of $1.9 billion for the same period in 2014, an increase of $1.9 billion. Financing cash flows were impacted by the receipt of cash due to the issuance of $980.6 million of debt in 2015, as well as decreases in the repayment of debt and deposit liabilities of $512.6 million and $183.5 million, respectively, and a decrease in share buybacks of $333.0 million compared to 2014. For further information on the drivers of our financing activity and capital management, see "Other Key Focuses of Management - Capital Management," Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements" to the Consolidated Financial Statements and Item 8, Note 18, "Share Capital" to the Consolidated Financial Statements included herein.
In addition, we maintain credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
At December 31, 2015 and 2014, we had total shareholders’ equity of $13.7 billion and $11.4 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:
a. debt;
b. preference shares;
c. letter of credit facilities and other sources of collateral; and
d. revolving credit facilities.
In particular, we require, among other things:

▪
sufficient capital to maintain our financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable our key operating subsidiaries to compete;

▪
sufficient capital to enable our regulated subsidiaries to meet the regulatory capital levels required in the U.S., the U.K., Bermuda, Ireland, Switzerland, the Society of Lloyd's and other key markets;

▪
letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by our operating subsidiaries that are "non-admitted" under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. We also use letters of credit to support our operations at Lloyd's; and

▪	revolving credit facilities as a back-up for potential short-term liquidity needs.
The following risks are associated with our requirement to renew or obtain new credit facilities:

▪	the credit available from banks may be reduced due to market conditions resulting in our need to pledge our investment portfolio to customers, which could result in a lower investment yield;

▪
we may be downgraded by one or more rating agencies, which could trigger an event of default under certain credit facilities and could materially and negatively impact our business, financial condition, results of operations and/or liquidity; and

▪	the volume of business that our subsidiaries that are non-admitted in the U.S. are able to transact could be reduced if we are unable to obtain letter of credit facilities at an appropriate amount.

▪
Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities in order to diversify the banks that are party to our credit facilities. See Item 1A, "Risk Factors."

The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	2015	2014
Non-controlling interests - Series D preference ordinary shares in XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares in XL-Cayman	999,500	999,500
Non-controlling interests - non-controlling preference shares of Catlin Insurance Company Ltd. ("Catlin-Bermuda")	562,285	—
Non-controlling interests - Other	70,599	57,515
Ordinary share capital	11,677,079	10,033,751
Total ordinary shares and non-controlling interests	$13,654,463	$11,435,766
Notes payable and debt	2,644,970	1,662,580
Total	$16,299,433	$13,098,346
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	2015	2014
Ordinary shareholders’ equity – beginning of period	$10,033,751	$9,997,633
Net income (loss) attributable to ordinary shareholders	1,207,152	188,340
Share buybacks	(468,971)	(801,953)
Share issues	1,861,538	6,406
Ordinary share dividends	(211,814)	(172,080)
Change in accumulated other comprehensive income	(797,842)	747,801
Share based compensation and other	53,265	67,604
Ordinary shareholders’ equity – end of period	$11,677,079	$10,033,751
Preference Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At December 31, 2015 and 2014, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the non-controlling preference shares issued by Catlin-Bermuda as of December 31, 2015 was $562.3 million.

Notes Payable and Debt
The following table presents our outstanding notes payable and debt as of December 31, 2015:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	300,000	298,015	2018	—	300,000	—	—
5.75% Senior Notes	400,000	397,523	2021	—	—	—	400,000
6.375% Senior Notes	350,000	349,029	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	492,521	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,218	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,294	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,370	2045	—	—	—	500,000
	$2,675,000	$2,644,970		$—	$300,000	$—	$2,375,000
_______________
(1)    Excluded from the table are certain credit facilities under which we are permitted to utilize up to $1.4 billion and $1.6 billion as of December 31, 2015 and December 31, 2014, respectively, for revolving loans to support general operating and financing needs. However, as of December 31, 2015 and December 31, 2014, $527.1 million and $606.1 million, respectively, were utilized under these facilities as letters of credit, leaving $822.9 million and $968.9 million, respectively, available to support other operating and financing needs.
(2)    "In Use/Outstanding" data represent December 31, 2015 accreted values. "Payments Due by Period" data represents ultimate redemption values.
See Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein for further information.
At December 31, 2015, outstanding debt held by investors consisted of senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman and guaranteed by XL-Ireland. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At December 31, 2015, there were seven outstanding issues of notes:

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

Credit Facilities and other sources of collateral
As reflected in the table below, at December 31, 2015, we had fifteen credit facilities in place with total availability of $4.5 billion, of which $2.5 billion was utilized:

				Amount of Commitment Expiration by Period (1)
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Syndicated Unsecured Facility (2)	$1,000,000	$182,105	2018	$—	$1,000,000	$—	$—
Syndicated Secured Facility (2)	1,000,000	665,215	2018	—	1,000,000	—	—
Citi E.U. Facility	600,000	105,613	Continuous	—	—	—	600,000
London Market Facility	250,000	131,261	Continuous	—	—	—	250,000
2015 Citi Facility	250,000	245,000	2017	—	250,000	—	—
Goldman Facility	200,000	200,000	2017	—	200,000	—	—
2013 Citi Facility	100,000	100,000	2016	100,000	—	—	—
ING Facility	150,000	47,000	Continuous	—	—	—	150,000
FAL Facility I	125,000	$125,000	2019	—	—	$125,000	$—
FAL Facility II	125,000	$125,000	2019	—	—	$125,000	$—
FAL Facility III	125,000	$125,000	2019	—	—	$125,000	$—
FAL Facility IV	125,000	$125,000	2019	—	—	$125,000	$—
CICL Facility	230,000	157,149	Continuous	—	—	—	230,000
CRCH Facility	175,000	174,269	Continuous	—	—	—	175,000
Syndicate 2003 Facility	8,041	8,041	Continuous	—	—	—	—
Total credit facilities (3)	$4,463,041	$2,515,653		$100,000	$2,450,000	$500,000	$1,405,000

____________

(1)	Terms used in this table are defined in the discussion below.

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)
As of December 31, 2015, the portion of the total credit facilities allowable to be utilized for revolving loans was $1.4 billion. However, $527.1 million of this allowable portion was utilized to issue letters of credit, leaving $822.9 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

In November 2015, we entered into four bilateral unsecured credit agreements, each providing for $125 million of letters of credit for Funds at Lloyd’s purposes ("FAL Facility I," "FAL Facility II," "FAL Facility III," and "FAL Facility IV" in the table above, and collectively the "FAL Facilities") for an aggregate amount of $500 million. Each of the FAL Facilities expires in 2019. The FAL Facilities replaced four unsecured bilateral facilities available for utilization by Catlin-Bermuda for Funds at Lloyd's purposes that we terminated in November 2015.
On June 10, 2015, XL-Cayman entered into the fifth amendment to the credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto (as amended, the "2015 Citi Facility"). The 2015 Citi Facility and a continuing agreement for standby letters of credit with Citibank, N.A. were initially entered into on May 7, 2013.
On November 4, 2013, XL-Cayman entered into a credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. (the "2013 Citi Facility" and, together with the 2015 Citi Facility, the "Citi Agreements").
Collectively, the Citi Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $350 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements with the lender's and issuing lender's consent.
The commitments under the Citi Agreements expire on, and such credit facilities are available until, the earlier of (i) June 20, 2017 (with respect to the 2015 Citi Facility) and December 20, 2016 (with respect to the 2013 Citi Facility) and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
On September 8, 2015, XL-Cayman entered into a new credit agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender, and a continuing agreement for standby letters of credit with Goldman Sachs Bank USA. On September 9, 14, and 16, 2015, XL-Cayman entered into first, second and third amendments, respectively, to such credit agreement (as amended, the Goldman Facility"). XL-Cayman entered into the Goldman Facility to replace the letter of credit capacity under a credit agreement with Citicorp USA, Inc. initially entered into on August 6, 2013 that expired by its terms on September 20, 2015.

The Goldman Facility and the continuing agreement for standby letters of credit provide for issuance of letters of credit in an aggregate amount of up to $200 million. XL-Cayman has the option to increase the maximum amount of letters of credit available under the Goldman Facility with the lender's and issuing lender's consent.
The commitments under the Goldman Facility expire on, and such credit facility is available until, the earlier of (i) September 20, 2017 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
On December 30, 2014, we reduced the capacity available under a continuous letter of credit facility between XLIB and Citibank Europe plc (the "Citi E.U. Facility") from $750 million to $600 million simultaneous with XLIB entering into a continuous $150 million letter of credit facility with ING Bank N.V., London Branch (the "ING Facility"). Both the Citi E.U. Facility and the ING Facility are collateralized by pledged financial assets.
In November 2013, we (i) entered into two credit agreements (together, the "Syndicated Credit Agreements"), which provide for an aggregate amount of outstanding letters of credit and revolving loans of up to $2 billion, subject to certain options to increase the sizes of the facilities.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for the issuance of up to $1 billion of letters of credit and is collateralized by pledged financial assets (the "Syndicated Secured Facility"), and (ii) an unsecured credit agreement, which provides for the issuance of up to $1 billion of letters of credit and revolving loans (the "Syndicated Unsecured Facility"). We have the option to increase the maximum amount of letters of credit available by an additional $500 million across these facilities under the Syndicated Credit Agreements.
The commitments under the Syndicated Credit Agreements expire on, and such credit facilities are available until, the earlier of (i) November 22, 2018 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
The availability of letters of credit under the Syndicated Secured Facility is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, we could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by our investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using our cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by us and the loss experience of such business.
We have $250 million of available capacity pursuant to a continuous credit agreement between XL Re Ltd and Citibank N.A. that is collateralized by pledged financial assets (the "London Market Facility").
As a result of the Catlin Acquisition, we assumed, and may continue to access, the following letter of credit facilities:

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin-Bermuda, collateralized by pledged financial assets (the "CICL Facility"). As of December 31, 2015, $230 million of capacity was available under this facility.

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin Re Switzerland Ltd ("CRCH"), collateralized by pledged financial assets (the "CRCH Facility"). As of December 31, 2015, $175 million of capacity was available under this facility.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003 (the "Syndicate 2003 Facility"). As of December 31, 2015, $8 million of letters of credit were issued under this facility.
In addition to letters of credit, we have established insurance trusts in the U.S. that provide cedants with statutory credit for reinsurance under state insurance regulation in the U.S.
We review current and projected collateral requirements on a regular basis, as well as new sources of collateral. Our objective is to maintain an excess amount of collateral sources over expected uses. We also review our liquidity needs on a regular basis.

Covenants
Our credit facilities contain a number of covenants that must be met and maintained and that, among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

▪	engage in mergers or consolidations;

▪	dispose of assets outside of the ordinary course of business;

▪	create liens on assets; and

▪	engage in certain transactions with affiliates.
The following outlines our significant financial covenant requirements and actual amounts as of December 31, 2015:

	Covenant Requirement	Actual Ratio or Balance	Margin of Compliance at December 31, 2015
Ratio of Total Funded Debt to Total Capitalization (1)	Not greater than 0.35 : 100	0.17 : 1.00	$4.3 billion
Maximum Secured Indebtedness (2)	Not greater than 20% of consolidated net worth	Nil	$2.6 billion
Syndicated Credit Agreements - Consolidated Net Worth (3)	$7.1 billion	$13.0 billion	$5.9 billion
FAL Facilities - Consolidated Net Worth (4)	$8.0 billion	$14.0 billion	$6.0 billion
Financial Strength Ratings (5)	A– or better from A.M. Best	A (Stable)	Two notches
____________

(1)	This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)
Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2015, such secured letter of credit facilities amounted to $1.28 billion.

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

(4)
Consolidated Net Worth means total shareholders' equity (a) minus Exempt indebtedness (and the assets relating thereto) in the event such Exempt Indebtedness is consolidated on our consolidated balance sheets in accordance with GAAP, (b) plus the amounts recorded on our consolidated balance sheets in respect of Hybrid Capital and (c) without giving effect to the impact (positive or negative) of accumulated other comprehensive income/(loss) reflected on our consolidated balance sheets.

(5)
Covenants require that none of XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe SE has a financial strength rating of less than "A –" from A.M. Best. At December 31, 2015, we were in compliance with such covenants.

As noted in the table above, at December 31, 2015, we were in compliance with all covenants by significant margins, and we currently remain in compliance.
Cross-Default And Other Provisions In Debt Instruments
The following describes certain terms of the documents referred to above. Our material credit agreements have been filed with the SEC and should be referred to for an assessment of our complete contractual obligations.
The majority of our bank facilities, indentures and other documents relating to our outstanding indebtedness, including the credit facilities discussed above (collectively, the "Debt Documents"), contain cross acceleration or cross default provisions to each other and the Debt Documents contain affirmative covenants. These covenants provide for, among other things, a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth, and that specified operating subsidiaries maintain a financial strength rating of no less than "A-" from A.M. Best. In addition, the Debt Documents contain other customary affirmative and negative covenants as well as certain customary events of default. Generally each of the Debt Documents provides for an event of default in the event of certain events involving bankruptcy, insolvency or reorganization of the Company, and the majority of our bank facilities provide for an event of default in the event of a change of control of the Company.
A downgrade below "A –" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Positive) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain "in use" portions of these facilities (see "Liquidity and Capital Resources"). In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors – A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cash flows."

Under the Syndicated Credit Agreements, in the event that XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe SE fails to maintain a financial strength rating of at least "A –" from A.M. Best, an event of default would occur.
Given that in general the Debt Documents contain cross acceleration or cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, we may not have funds sufficient at that time to repay any or all of such indebtedness.
Long-Term Contractual Obligations
The following table presents our long term contractual obligations and related payments at December 31, 2015, due by period. This table excludes further commitments of $290.8 million related to our investment funds and certain limited partnerships, and in use letter of credit facilities of $2.5 billion. See Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," Note 15, "Derivative Instruments," and Note 17, "Commitments and Contingencies," to the Consolidated Financial Statements included herein, for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$2,675,000	$—	$300,000	$—	$2,375,000
Interest on long-term debt	2,061,613	139,376	278,449	264,241	1,379,547
Operating lease obligations	417,524	69,256	118,639	97,803	131,826
Capital lease obligations	171,642	11,870	24,638	25,886	109,248
Deposit liabilities (1)	1,803,919	82,174	284,708	303,678	1,133,359
Future policy benefits (2)	5,575,326	360,703	694,708	673,487	3,846,428
Unpaid losses and loss expenses – P&C (3)	25,316,130	6,707,683	7,946,044	4,132,194	6,530,209
Total	$38,021,154	$7,371,062	$9,647,186	$5,497,289	$15,505,617
____________

(1)
Deposit liabilities were $1.2 billion on our Consolidated Balance Sheet at December 31, 2015. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from our estimate. See Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included herein, for further information.

(2)
Future policy benefit reserves related to Run-Off Life Operations were $4.2 billion on our Consolidated Balance Sheet at December 31, 2015. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from our estimated amounts.

(3)
The unpaid loss and loss expenses were $25.4 billion on our Consolidated Balance Sheet at December 31, 2015. The difference from the amount included above relates to the discount on payments due in the future for certain workers' compensation lines and certain U.K. motor liability claims. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business, see "Critical Accounting Policies and Estimates" above. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, our liquidity requirements are supported by having revolving lines of credit facilities available to us and significant reinsurance programs, in addition to our general high grade fixed income investment portfolio.

Variable Interest Entities ("VIEs") and Other Off-Balance Sheet Arrangements
At times, we have utilized VIEs both indirectly and directly in the ordinary course of our business as a means of accessing contingent capital. We have utilized unconsolidated entities in the formation of contingent capital facilities. See Item 8, Note 16, "Variable Interest Entities," to the Consolidated Financial Statements included herein, for further discussion.
Recent Accounting Pronouncements
See Item 8, Note 2(t), "Significant Accounting Policies - Recent Accounting Pronouncements," to the Consolidated Financial Statements included herein, for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The following risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR") analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of the analysis used by us to assess and mitigate risk should not be considered projections of future events of losses. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements."
As described in Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," and Note 6, "Investments," to the Consolidated Financial Statements included herein, the Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. We are principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, credit risk, equity price risk and other related market risks.
The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, hedge fund investments, public equities, private investments (including funds), derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. Our fixed income and equity securities are generally classified as available for sale, and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads and defaults, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our Investment Policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our comprehensive framework of investment decision authorities ("Authorities Framework"). Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 8, Note 15, "Derivative Instruments," to the Consolidated Financial Statements included herein.
At December 31, 2015, we had no exposure to bond or stock index futures. At December 31, 2014, bond index futures outstanding had a net short position of $410.2 million, and stock index futures outstanding had net long positions of $3.8 million.
Interest Rate Risk (Excluding Life Funds Withheld Assets)
Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our SAA process by specifying a SAA benchmark relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management's risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate. We may utilize derivative instruments via an interest rate overlay strategy to manage or optimize our duration and curve exposures.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at December 31, 2015 and 2014:

(Foreign Currency in Millions)	2015	2014
Euro	25.6	129.7
U.K. Sterling	(34.6)	139.4
Swiss Franc	(11.5)	155.7
Canadian Dollar	293.9	190.4
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
We have an established credit risk governance process delegated to the Credit Risk Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash event risk (which covers a number of substantially similar claims against multiple policyholders) that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.
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

Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.1 years at December 31, 2015.
We manage credit risk in the investment portfolio, including fixed income, alternative and short-term investments, through the credit research performed by both investment management service providers and our in house portfolio management team. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations related to the investment portfolio. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to our credit limit guidelines. Any issuer over its credit limits or experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets," included herein for our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio at December 31, 2015.
At December 31, 2015, the average credit quality of our aggregate fixed income investment portfolio was “Aa2(AA)" compared to “ Aa3(AA-)" at December 31, 2014. Our $15.2 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $10.7 billion portfolio of corporates was rated “A", and our $5.7 billion structured securities portfolio was rated AA+.
At December 31, 2015, the top 5 corporate sector exposures listed below represented 25.8% of the aggregate fixed income investment portfolio and 76.5% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (2)	$3,592.1	11.4%
Consumer, non-Cyclical	1,907.9	6.0%
Industrial	912.2	2.9%
Consumer, Cyclical	889.5	2.8%
Energy	865.3	2.7%
Total	$8,167.0	25.8%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)
Government-guaranteed securities and Covered Bonds, which are senior debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans, have been excluded from the above figures.

At December 31, 2015, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.6% of the aggregate fixed income portfolio and approximately 13.4% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure as of December 31, 2015 to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC") derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)(2)	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	0.6%
THE GOLDMAN SACHS GROUP, INC.	0.6%
JPMORGAN CHASE & CO.	0.6%
HSBC HOLDINGS PLC	0.5%
BANK OF AMERICA CORPORATION	0.5%
THE PNC FINANCIAL SERVICES GROUP, INC.	0.4%
UBS GROUP AG	0.4%
WESTPAC BANKING CORPORATION	0.4%
THE TORONTO-DOMINION BANK	0.4%
COMMONWEALTH BANK OF AUSTRALIA	0.4%
____________

(1)	Corporate issuers include Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown at December 31, 2015 of the $5.7 billion structured securities portfolio, of which 90.9% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
RMBS - Agency	$3,758.0	66.0%
RMBS - Non-Agency	328.5	5.8%
CMBS	405.3	7.2%
Core CDOs (non-ABS CDOs and CLOs)	32.4	0.6%
Other ABS (2)	1,168.6	20.4%
Total	$5,692.8	100.0%
____________

(1)	Excludes Life Funds Withheld Assets

(2)	Includes Covered Bonds.
Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives can be purchased within our investment portfolio. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 8, Note 15, "Derivative Instruments," to the Consolidated Financial Statements included herein.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At December 31, 2015, our equity portfolio was approximately $878.9 million as compared to $789.1 million at December 31, 2014. This excludes fixed income fund investments of $0.0 million and $79.2 million at December 31, 2015 and 2014, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At December 31, 2015 and 2014, our direct allocation to equity securities was 2.4% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risk related to real estate, and risks specific to startup or small companies. At December 31, 2015, our exposure to private investments (including funds), excluding unfunded commitments, was $547.2 million, representing 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $325.2 million at December 31, 2014.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.6 billion representing approximately 4.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2015, as compared to December 31, 2014, when we had a total exposure of $1.7 billion representing approximately 5.6% of the investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies, had a total exposure of $322.0 million representing approximately 0.9% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2015, as compared to December 31, 2014, when we had a total exposure of $418.5 million representing approximately 1.4% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 8, Note 15, "Derivative Instruments," to the Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at December 31, 2015 associated with an immediate and hypothetical: +100 bps increase in interest rates, a -10% decline in equity markets, a +100 bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at December 31, 2015, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
The estimated results at December 31, 2015 below also do not include any risk contributions from our various operating affiliates (strategic and other or investment manager) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,127.5)	$(239.6)	$(972.6)	$(91.5)	$935.2
(I) Fixed Income Portfolio	(1,123.1)	—	(968.1)	(90.6)	926.5
(a) Cash & Short Term Investments	(10.4)	—	(3.3)	(0.1)	4.7
(b) Total Government Related	(539.0)	—	(302.3)	(26.6)	412.0
(c) Total Corporate Credit	(360.7)	—	(409.8)	(45.9)	351.3
(d) Total Structured Credit	(213.0)	—	(252.7)	(17.9)	176.7
(II) Non-Fixed Income Portfolio	—	(239.6)	—	—	360.7
(e) Equity Portfolio	—	(90.0)	—	—	222.0
(f) Hedge Fund Portfolio	—	(69.2)	—	—	127.2
(g) Private Investment Fund Portfolio	—	(80.4)	—	—	58.7
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

(2)
The estimated impact on the fair value of our investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in our equity portfolio, certain equity-sensitive hedge fund investments and private equity investments. This includes our estimate of equity risk embedded in the hedge fund and private investment fund portfolio with such estimates utilizing market exposures provided to us by certain individual fund investments, internal statistical analyses, and/or various assumptions regarding illiquidity and concentrations.

(3)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge fund, private investment funds and counterparty exposure.

(4)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +10% increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge fund, private investment funds and counterparty exposure.

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at December 31, 2015 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP PLC
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2015 AND 2014

(U.S. dollars in thousands, except share data)	2015	2014
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $31,517,654; 2014, $27,728,771)	$32,257,589	$29,359,034
Equity securities, at fair value (cost: 2015, $834,079; 2014, $763,833)	878,919	868,292
Short-term investments, at fair value (amortized cost: 2015, $618,851; 2014, $257,221)	617,390	256,727
Total investments available for sale	$33,753,898	$30,484,053
Fixed maturities, at fair value (amortized cost: 2015, $1,263,609; 2014, $1,180)	1,235,699	1,171
Short-term investments, at fair value (amortized cost: 2015, $60,176; 2014, nil)	60,330	—
Total investments trading	$1,296,029	$1,171
Investments in affiliates	1,708,899	1,637,620
Other investments	1,433,057	1,248,439
Total investments	$38,191,883	$33,371,283
Cash and cash equivalents	3,256,236	2,521,814
Restricted cash	154,992	—
Accrued investment income	312,667	315,964
Deferred acquisition costs and value of business acquired	890,568	354,533
Ceded unearned premiums	1,821,793	952,525
Premiums receivable	4,712,493	2,473,736
Reinsurance balances receivable	418,666	131,519
Unpaid losses and loss expenses recoverable	5,262,706	3,429,368
Receivable from investments sold	231,158	92,762
Goodwill and other intangible assets	2,210,266	447,952
Deferred tax asset	282,311	204,491
Other assets	937,199	750,872
Total assets	$58,682,938	$45,046,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$25,439,744	$19,353,243
Deposit liabilities	1,168,376	1,245,367
Future policy benefit reserves	4,163,500	4,707,199
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2015, $3,719,131; 2014, $4,265,678)	914,629	1,155,016
Unearned premiums	7,043,358	3,973,132
Notes payable and debt	2,644,970	1,662,580
Reinsurance balances payable	2,117,727	493,230
Payable for investments purchased	130,060	42,291
Deferred tax liability	120,651	66,246
Other liabilities	1,285,460	912,749
Total liabilities	$45,028,475	$33,611,053
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2015, 294,745,045; 2014, 255,182,955)	$2,947	$2,552
Additional paid in capital	8,910,167	7,359,102
Accumulated other comprehensive income	686,616	1,484,458
Retained earnings	2,077,349	1,187,639
Shareholders’ equity attributable to XL Group plc	$11,677,079	$10,033,751
Non-controlling interest in equity of consolidated subsidiaries	1,977,384	1,402,015
Total shareholders’ equity	$13,654,463	$11,435,766
Total liabilities and shareholders’ equity	$58,682,938	$45,046,819
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands, except per share data)	2015	2014	2013
Revenues:
Net premiums earned	$8,226,425	$5,895,070	$6,309,521
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	684,881	789,050	957,716
Net investment income - Life Funds Withheld Assets	187,489	129,575	—
Total net investment income	$872,370	$918,625	$957,716
Realized investment gains (losses):
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	$102,957	$158,733	$104,076
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(81,987)	(33,508)	(10,266)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(973)	(2,234)	(6,033)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	223,272	5,067	—
OTTI on investments - Life Funds Withheld Assets	(13,357)	(20,587)	—
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	(27,734)	(9)	—
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	$202,178	$107,462	$87,777
Net realized and unrealized gains (losses) on derivative instruments	53,123	29,886	7,798
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(151,691)	(488,222)	—
Income (loss) from investment fund affiliates	73,320	95,816	138,391
Fee income and other	33,201	43,630	40,031
Total revenues	$9,308,926	$6,602,267	$7,541,234
Expenses:
Net losses and loss expenses incurred	$4,766,200	$3,258,393	$3,731,464
Claims and policy benefits	115,997	242,963	465,702
Acquisition costs	1,317,448	738,118	909,323
Operating expenses	1,966,939	1,341,315	1,213,178
Foreign exchange (gains) losses	22,504	(37,568)	(28,243)
Loss on sale of life reinsurance subsidiary	—	666,423	—
Extinguishment of debt	5,592	—	—
Interest expense	205,215	134,106	155,462
Total expenses	$8,399,895	$6,343,750	$6,446,886
Income (loss) before income tax and income (loss) from operating affiliates	909,031	258,517	1,094,348
Income (loss) from operating affiliates	44,740	107,218	119,804
Gain on sale of operating affiliate	340,407	—	—
Provision (benefit) for income tax	(19,161)	96,897	77,505
Net income (loss)	$1,313,339	$268,838	$1,136,647
Non-controlling interests	106,187	80,498	76,731
Net income (loss) attributable to ordinary shareholders	$1,207,152	$188,340	$1,059,916
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	286,194	267,103	287,801
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	290,999	271,527	292,069
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$4.22	$0.71	$3.68
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$4.15	$0.69	$3.63

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	2015	2014	2013
Net income (loss) attributable to ordinary shareholders	$1,207,152	$188,340	$1,059,916
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(530,030)	434,051	(750,755)
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	424,861	—
Change in adjustments related to future policy benefit reserves, net of tax	170,688	(400,456)	(44,660)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(421,604)	274,083	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(6,074)	35,143	26,637
Change in OTTI losses recognized in other comprehensive income, net of tax	18,545	13,143	32,181
Change in underfunded pension liability	(3,852)	(7,550)	7,653
Change in value of cash flow hedge	(200)	255	439
Foreign currency translation adjustments	(25,315)	(25,729)	(54,858)
Comprehensive income (loss)	$409,310	$936,141	$276,553
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	2015	2014	2013
Ordinary Shares:
Balance – beginning of year	$2,552	$2,783	$2,987
Issuance of ordinary shares	515	12	13
Buybacks of ordinary shares	(125)	(247)	(226)
Exercise of stock options	5	4	9
Balance – end of year	$2,947	$2,552	$2,783
Additional Paid in Capital:
Balance – beginning of year	$7,359,102	$7,994,100	$8,584,752
Issuance of ordinary shares	1,851,046	27	29
Buybacks of ordinary shares	(370,395)	(708,993)	(639,292)
Exercise of stock options	9,972	6,363	12,614
Share-based compensation expense	60,442	67,605	35,997
Balance – end of year	$8,910,167	$7,359,102	$7,994,100
Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$1,484,458	$736,657	$1,520,020
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(530,030)	434,051	(750,755)
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	424,861	—
Change in adjustments related to future policy benefit reserves	170,688	(400,456)	(44,660)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(421,604)	274,083	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(6,074)	35,143	26,637
Change in OTTI losses recognized in other comprehensive income, net of tax	18,545	13,143	32,181
Change in underfunded pension liability	(3,852)	(7,550)	7,653
Change in value of cash flow hedge	(200)	255	439
Foreign currency translation adjustments	(25,315)	(25,729)	(54,858)
Balance – end of year	$686,616	$1,484,458	$736,657
Retained Earnings (Deficit):
Balance – beginning of year	$1,187,639	$1,264,093	$402,319
Net income (loss) attributable to ordinary shareholders	1,207,152	188,340	1,059,916
Dividends on ordinary shares	(211,814)	(172,081)	(162,044)
Buybacks of ordinary shares	(98,451)	(92,713)	(36,098)
Share based compensation	$(7,177)	$—	$—
Balance – end of year	$2,077,349	$1,187,639	$1,264,093
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,402,015	$1,351,665	$1,346,325
Non-controlling interests – contributions	23,610	48,261	7,747
Non-controlling interests – distributions	(19,001)	(1,666)	(37)
Non-controlling interests - acquired	562,285	—	—
Non-controlling interests	7,466	3,755	(500)
Non-controlling interest share in change in accumulated other comprehensive income (loss)	1,009	—	(29)
Non-controlling interests - deconsolidation	—	—	(1,841)
Balance – end of year	$1,977,384	$1,402,015	$1,351,665
Total Shareholders’ Equity	$13,654,463	$11,435,766	$11,349,298
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	2015	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,313,339	$268,838	$1,136,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(202,178)	(107,462)	(87,777)
Net realized and unrealized (gains) losses on derivative instruments	(53,123)	(29,886)	(7,798)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	151,691	488,222	—
Amortization of premiums (discounts) on fixed maturities	194,824	153,849	166,621
(Income) loss from investment fund and operating affiliates	(46,072)	(129,915)	(229,386)
Loss on sale of life reinsurance subsidiary	—	666,423	—
Gain on sale of operating affiliate	(340,407)	—	—
Share based compensation	74,431	81,287	46,489
Depreciation and amortization	92,313	56,118	56,229
Accretion of deposit liabilities	43,633	11,195	47,256
Changes in:
Unpaid losses and loss expenses	(211,831)	(427,528)	(88,636)
Future policy benefit reserves	(278,818)	(229,204)	(164,923)
Funds withheld on life retrocession arrangements, net	(210,943)	(218,144)	—
Unearned premiums	(528,214)	253,396	65,279
Premiums receivable	156,168	15,248	(27,334)
Unpaid losses and loss expenses recoverable	(439,548)	(44,688)	(36,897)
Ceded unearned premiums	237,017	(191,242)	(196,674)
Reinsurance balances receivable	2,319	(17,736)	(60,317)
Deferred acquisition costs and value of business acquired	126,455	303,998	8,532
Reinsurance balances payable	229,205	160,916	161,132
Deferred tax asset – net	(47,924)	(33,735)	(29,230)
Derivatives	185,300	42,187	(22,324)
Other assets	17,054	33,344	(26,945)
Other liabilities	123,897	(147,744)	60,331
Other	26,968	5,447	9,702
Total adjustments	$(697,783)	$694,346	$(356,670)
Net cash provided by (used in) operating activities	$615,556	$963,184	$779,977
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$16,868,228	$4,896,112	$4,341,429
Proceeds from redemption of fixed maturities and short-term investments	3,751,174	3,601,793	4,008,333
Proceeds from sale of equity securities	664,735	571,410	245,538
Purchases of fixed maturities and short-term investments	(19,718,064)	(7,158,258)	(9,143,973)
Purchases of equity securities	(567,334)	(445,504)	(534,356)
Proceeds from sale of affiliates	188,023	240,785	190,954
Purchases of affiliates	(280,856)	(371,226)	(353,678)
Purchase of Catlin Group Limited, net of acquired cash	(1,020,015)	—	—
Proceeds from sale of life reinsurance subsidiary	—	570,000	—
Proceeds from sale of ARX Holding Corp.	560,552	—	—
Change in restricted cash	(154,992)	—	—
Other, net	(155,019)	(193,491)	47,891
Net cash provided by (used in) investing activities	$136,432	$1,711,621	$(1,197,862)

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	2015	2014	2013
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$9,976	$6,367	$12,623
Buybacks of ordinary shares	(468,971)	(801,953)	(675,617)
Dividends paid on ordinary shares	(208,516)	(169,620)	(160,155)
Distributions to non-controlling interests	(117,683)	(78,465)	(77,670)
Contributions from non-controlling interests	23,610	48,261	7,747
Proceeds from issuance of debt	980,600	—	592,615
Repayment of debt	(87,447)	(600,000)	—
Deposit liabilities	(84,758)	(268,298)	(94,386)
Net cash provided by (used in) financing activities	$46,811	$(1,863,708)	$(394,843)
Effects of exchange rate changes on foreign currency cash	(64,377)	(90,115)	(4,818)
Increase (decrease) in cash and cash equivalents	$734,422	$720,982	$(817,546)
Cash and cash equivalents – beginning of period	2,521,814	1,800,832	2,618,378
Cash and cash equivalents – end of period	$3,256,236	$2,521,814	$1,800,832

Net taxes paid	$96,886	$20,168	$96,469
Interest paid on notes payable and debt	$115,598	$121,285	$97,125
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1. General
XL Group plc, an Irish public limited company ("XL-Ireland"), through its operating subsidiaries (collectively, the "Company"), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. Unless the context otherwise indicates, references herein to the "Company" are to, and these financial statements include the accounts of, XL-Ireland and its consolidated subsidiaries. The Company and its various subsidiaries operate globally in 29 countries, through the Company's two business segments: Insurance and Reinsurance. These segments are further discussed in Note 5, "Segment Information."
On May 1, 2015, the Company completed its acquisition (the "Catlin Acquisition") of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. See Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," for additional information with respect to the acquisition of Catlin.
On July 1, 2010, XL-Ireland and XLIT Ltd. (formerly XL Capital Ltd.), a Cayman Islands exempted company ("XL-Cayman") completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (the "Redomestication"). As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland’s creation of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010.
2. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). To facilitate period-to-period comparisons, certain reclassifications have been made to prior year consolidated financial statement amounts to conform to the current year presentation. There was no effect on net income from this change in presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant areas of estimation include:

▪	unpaid losses and loss expenses and unpaid losses and loss expenses recoverable;

▪	future policy benefit reserves;

▪	valuation and other-than-temporary impairments of investments;

▪	income taxes;

▪	reinsurance premium estimates; and

▪	carrying value of goodwill and intangible assets.
While management believes that the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, actual results could differ from these estimates.
(b) Fair Value Measurements
Financial Instruments Subject to Fair Value Measurements
Accounting guidance over fair value measurements requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the "exit price"). Instruments that the Company owns

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

("long positions") are marked to bid prices and instruments that the Company has sold but not yet purchased ("short positions") are marked to offer prices. Fair value measurements are not adjusted for transaction costs.
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

Details on assets and liabilities that have been included under the requirements of authoritative guidance on fair value measurements to illustrate the bases for determining the fair values of these items held by the Company are included in each respective section of this note.
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
(c) Total Investments
Investments - Available For Sale
Investments that are considered available for sale (comprised of fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair values of fixed income securities are based upon quoted market values where available, "evaluated bid" prices provided by third party pricing services ("pricing services") where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models.
It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing services. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed income securities for which they provide a price. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, customer feedback through a price challenge process

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

and industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify "buckets" of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.
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
Equity securities include investments in open end mutual funds and shares of publicly traded hedge funds. The fair value of equity securities is based upon quoted market values (Level 1), or monthly net asset value statements provided by the investment managers upon which subscriptions and redemptions can be executed (Level 2).
Short-term investments include investments due to mature within one year from the date of purchase and are valued using the same external factors and in the same manner as fixed income securities.
Changes in the value of investments available for sale are reflected as unrealized gains or losses on investments, and are included in "accumulated other comprehensive income (loss)", on a net of tax basis.
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
Investments - Trading
Investments for which the company has elected the fair value option are classified as trading. Trading securities are carried at fair value with changes included in "Net realized gains (losses) on investments sold." Interest and dividend income from trading securities are included as a component of "Net investment income - Life Funds Withheld Assets" as all trading securities are held in support of the GreyCastle Life Retro Arrangements as defined in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary."
Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis
Designated investments that support the GreyCastle Life Retro Arrangements written on a funds withheld basis ("Life Funds Withheld Assets") entered into in connection with the sale of our life reinsurance subsidiary are classified as either available for sale or trading. Investment results for these assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement that is accounted for as a derivative.
Changes in the fair value of the embedded derivative associated with the GreyCastle Life Retro Arrangements are recorded in "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets" on the consolidated statements of income. The fair value of the embedded derivative is included within "Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" on the consolidated balance sheets.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
The Company generally records its hedge fund and private investment fund affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed-end funds, limited partnerships, limited liability companies ("LLCs") or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measured investments under GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.
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
Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager, the general partner or the respective entity, recent financial information, available market data and, in certain cases, management judgment, if required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers; accordingly, these investments are generally classified as Level 2. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in "Accumulated other comprehensive income (loss)." Any unrealized loss in value considered by management to be other-than-temporary is charged to income in the period in which it is determined.
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
The Company has historically participated in structured transactions. These have included providing cash loans supporting project finance transactions, and providing liquidity facility financing to structured project deals. The Company also invested in a payment obligation with an insurance company. The Company's policy is to value such transactions at amortized cost. For further details see Note 4, "Fair Value Measurements" and Note 8, "Other Investments."
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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
The Company enters into reinsurance agreements with other companies in the normal course of business. All premium and loss-related balances related to reinsurance agreements are reported on a gross basis within our consolidated balance sheets, with the exception of the GreyCastle Life Retro Arrangements written on a funds withheld basis. The future policy benefit reserves recoverable related to these retrocession arrangements are netted against the funds withheld liability owing to the counterparty on the consolidated balance sheets due to the contractual right of offset.
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
(g) Other-Than-Temporary Impairments ("OTTI") of Available for Sale Securities
The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities be recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

analysis of the above factors results in the Company’s conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.
If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.
In instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e. the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive income (loss). Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.
The noncredit portion of any OTTI losses on securities classified as available for sale is recorded as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security.
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
With respect to securities where the decline in value is determined to be temporary and the security’s amortized cost is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities. We have outsourced a significant portion of the day-to-day management of the Company’s investment portfolio to third party investment manager service providers. While these investment manager service providers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines. For further details on the factors considered in evaluation of OTTI see Note 6, "Investments."
(h) Derivative Instruments
The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value. Except for the embedded derivative associated with the GreyCastle Life Retro Arrangements discussed above within (c) "Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis," the changes in fair value of derivatives are shown in the consolidated statements of income as "net realized and unrealized gains and losses on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is discussed below. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

consolidated balance sheets for derivative instruments executed with the same counterparty under the same netting arrangement to the extent that the Company intends to settle the amounts on a net basis.
Derivative contracts can be exchange-traded or over-the-counter ("OTC"). Exchange-traded derivatives (futures and options) typically fall within Level 1 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.
Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs that are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its non-hedging derivatives activities in three main areas: investment related derivatives, credit derivatives and other non-investment related derivatives.
The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as: a hedge of the fair value of a recognized asset or liability ("fair value" hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability ("cash flow" hedge); or a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract.
Fair Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings (through "net realized and unrealized gains and losses on derivative instruments") with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt, which are recorded in interest expense. The Company may designate fair value hedging relationships where interest rate swaps are used to hedge the changes in the fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.
Cash Flow Hedges
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as "net realized and unrealized gains and losses on derivative instruments." Periodic derivative net coupon settlements are recorded in net investment income. The Company may designate cash flow hedging relationships where interest rate swaps are used to mitigate interest rate risk associated with anticipated issuances of debt or other forecasted transactions.
Hedges of the Net Investment in a Foreign Operation
Changes in the fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as "net realized and unrealized gains and losses on derivative instruments."

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the "Change in Variable Cash Flows Method," the "Change in Fair Value Method," the "Hypothetical Derivative Method" or the "Dollar Offset Method."
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative is dedesignated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheets with changes in its fair value recognized in current period earnings through "net realized and unrealized gains and losses on derivative instruments." When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheets at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.
(i) Cash and Cash Equivalents
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
Restricted Cash
Restricted cash represents cash and cash equivalents that the Company is a) holding for the benefit of a third party and is legally or contractually restricted as to withdrawal or usage for general corporate purposes; and b) not replaceable by another type of asset other than cash or cash equivalents, under the terms of the Company's contractual arrangements with such third parties. Restricted cash includes cash and cash equivalents held pursuant to the terms of the Company's contractual obligations relating to the transaction described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary."
(j) Foreign Currency Translation
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at monthly average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are included in "accumulated other comprehensive income (loss)."
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
(k) Goodwill, Intangibles and Other Long-Lived Assets
The Company has recorded goodwill in connection with various acquisitions in the current and prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with GAAP, the Company

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

tests goodwill for potential impairment annually as of June 30, and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. The Company has organized its goodwill into two reporting units, reflecting its two segments.
The Company’s indefinite-lived intangible assets consist primarily of acquired insurance and reinsurance licenses, plus Lloyd's syndicate capacity. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. In accordance with GAAP, the Company tests non-amortized intangible assets for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying value of a non-amortized intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings.
All of the Company’s depreciable or amortizable intangible and other long-lived assets such as trade names, distribution networks, premises, equipment, agency relationships, and acquired or internally-developed software, are carried at net book value, and are depreciated or amortized on a straight-line basis over their estimated useful lives. The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. All of these assets are subject to impairment testing in accordance with authoritative guidance for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. See Note 9, "Goodwill and Other Intangible Assets" for further information.
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
A VIE must be consolidated by its primary beneficiary, which is the variable interest holder that is determined to have the controlling financial interest in the entity. Based upon the nature of the VIE, this is either the entity that has both: a) the power to direct the VIE’s activities that most significantly impact its economic performance, and b) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to it; or it is the reporting entity that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Refer to Note 16, "Variable Interest Entities," for further discussion of the Company’s interests in VIEs.
(m) Non-controlling Interests
Non-controlling shareholders' interests are presented separately in the Company's Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity as required under GAAP. The net loss (income) attributable to non-controlling interests is presented separately in the Company's Consolidated Statements of Comprehensive Income. Refer to Note 16, "Variable Interest Entities," and Note 18, "Share Capital," for further discussion of non-controlling interests in the Company.
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
The reserve for losses incurred but not reported is estimated by management based on loss development patterns determined by reference to the Company’s underwriting practices, the policy form, type of program and historical experience. The Company’s actuaries employ a variety of generally accepted methodologies to determine estimated ultimate loss reserves, including the "Bornhuetter-Ferguson incurred loss method" and frequency and severity approaches.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(o) Deposit Liabilities
Contracts entered into by the Company that are not deemed to transfer significant underwriting risk and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at an amount equal to the assets received. The Company uses a portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract.
The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the "best estimate" of future cash flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. Accretion of the liability is recorded as interest expense.
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
Certain life insurance and annuity contracts provide the holder with a guarantee that the benefit received upon death will be no less than a minimum prescribed amount. The contracts are accounted for in accordance with GAAP, which requires that the best estimate of future experience be combined with actual experience to determine the benefit ratio used to calculate the policy benefit reserve.
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
The Company’s investment income is allocated to applicable branch operations and is taxable in certain jurisdictions. The method of allocating this income may be different for tax reporting as compared to GAAP. The Company records the tax effects of this allocation entirely through operations.
(r) Stock Plans
At December 31, 2015, the Company had several stock-based performance incentive programs, which are described more fully in Note 18, "Share Capital." Stock-based compensation issued under these plans generally has a life of not longer than ten years and vests as set forth at the time of grant. Awards generally vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
(s) Per Share Data
Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options. Diluted earnings per ordinary share assumes the exercise of all dilutive stock options has occurred.
(t) Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning the evaluation of an entity's ability to continue as a going concern. Under this new guidance, in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that it is probable that the plans will be implemented, and if implemented, it is probable that the plans will be effective. If conditions or events raise substantial doubt, the entity should disclose the conditions or events, management's evaluation of their significance in relation to the ability to meet its obligations, and management's plans to mitigate the conditions or events along with whether substantial doubt has been alleviated. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on its financial condition, results of operations or cash flows.
In November 2014, the FASB issued an accounting standards update which provides an acquired entity with the option to reflect assets and liabilities using its acquirer's accounting and reporting basis ("pushdown accounting") within its own separate financial statements. Under this new guidance, an acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in control event occurs (on a case by case basis if multiple). If the entity elects to apply pushdown accounting, it should disclose information that enables users of the financial statements to evaluate the effect of pushdown accounting. If pushdown accounting is not applied in the initial reporting period, an acquired entity will have the option to elect to apply it in a subsequent reporting period, however, such an election should be considered a change in accounting principle. Once pushdown accounting is elected, that election is irrevocable. The guidance was effective upon issuance. Its adoption did not have an impact on the financial condition, results of operations or cash flows of the Company.
In February 2015, the FASB issued an accounting standards update concerning consolidation of certain legal entities. Under this new guidance, all legal entities are required to evaluate whether they should consolidate certain legal entities. The guidance: (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for certain reporting entities. Upon adoption of the new guidance, differing requirements for performing a consolidation analysis under existing GAAP will be eliminated, and all reporting entities will now fall within the scope of the Accounting Standards Codification Subtopic 810-10, Consolidation-Overall, unless a specific exception applies. Under this Subtopic, there are only two primary models for determining whether consolidation is appropriate - a voting interest entity model, and a variable interest entity model. The guidance is effective for public business entities for annual periods beginning after December 15, 2015, and interim and annual periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this guidance.
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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
In May 2015, the FASB issued an accounting standards update concerning investments for which management estimates fair value using net asset value per share (or its equivalent) as a practical expedient. Under the guidance, such investments will no longer be reported within the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim and annual periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this guidance, but as this guidance is disclosure-related only, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.
In May 2015, the FASB issued an accounting standards update concerning the annual disclosure regarding the liability for unpaid claims and claims adjustment expenses for insurance entities. The guidance requires: (1) incurred and paid claims development information by accident year, on a net basis after reinsurance, for the number of years for which claims incurred typically remain outstanding, including the most recent reporting period, which need not exceed 10 years; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) for each accident year for which incurred claims development information is presented, the total of incurred but not reported ("IBNR") liabilities plus expected development on reported claims included in the liability for unpaid claims and claims adjustment expenses, accompanied by a description of reserving methodologies; (4) for each accident year for which incurred claims development information is presented, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information; and (5) for all claims, the average annual percentage payout of incurred claims by age for the same number of accident years as the disclosure for IBNR. The guidance recommends that insurance entities aggregate or disaggregate those disclosures so that useful information is not obscured by either the inclusion of a large amount of insignificant detail or the aggregation of items that have significantly different characteristics. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claims adjustment expenses. Additional disclosures about liabilities for unpaid claims and claim adjustment expenses reported at present value include: (1) for each period presented in the statement of financial position, the aggregate amount of discount for the time value of money deducted to derive the liability for unpaid claims and claim adjustment expenses; (2) for each period presented in the statement of income, the amount of interest accretion recognized; and (3) the line items in the statement of income in which interest accretion is classified. The guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, but as this guidance is disclosure-related only, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.
In September 2015, the FASB issued an accounting standards update concerning the accounting for measurement period adjustments following the completion of a business combination. The measurement period ends as soon as the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable; however, it shall not exceed one year from the acquisition date. Currently under GAAP, during the measurement period the acquirer shall recognize such adjustments to the provisional amounts as if the accounting for the business combination had been completed at the acquisition date, with a corresponding adjustment to goodwill, in the reporting period in which the adjustments are determined. The acquirer shall revise comparative information for prior periods presented in financial statements as needed as a result of the change to the provisional amounts calculated. Under the new guidance, although such adjustments shall still be calculated as if the accounting had been completed at the business combination date, the acquirer should recognize in its current-period earnings the cumulative effect of changes in depreciation, amortization, or other

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

income effects, by line item, related to the periods subsequent to the acquisition date as a result of the adjustments. In addition, entities must present separately on the face of the income statement, or alternatively in the notes to the financial statements, the portion of such current period adjustments that would have been recorded in previous reporting periods, if the adjustments had been recognized at the acquisition date. The guidance is effective for provisional adjustments made by public business entities in annual periods beginning after December 15, 2015 - irrespective of the date of the business combination to which they relate - including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not yet been made available for issuance. The Company has elected to early adopt this guidance in light of measurement period adjustments recognized as part of the Catlin Acquisition. The impacts of this guidance have been disclosed in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition."
In January 2016, the FASB issued an accounting standards update concerning the accounting for financial instruments. The guidance retains the basic existing framework for accounting for financial instruments under GAAP, while achieving limited convergence with IFRS in this area. The guidance: (1) requires equity investments (except consolidated entities and those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for non-public business entities; (4) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial statements; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of asset in the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted at the beginning of the fiscal year of adoption only, and should be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except the amendments related to impairment of equity securities without readily determinable fair values. The Company is currently evaluating the impact of this guidance, but it is expected to have an effect on results of operations as mark to market movements will prospectively impact net income. It is not expected to have a material impact on the Company's financial condition or cash flows.
3. Acquisitions and Disposals
(a)    Allied Acquisition
On February 1, 2016, the Company announced that its indirect, wholly-owned subsidiary, XL Reinsurance America Inc. ("XLRA"), completed the acquisition ("Allied Acquisition") of Allied International Holdings, Inc. ("Allied"), pursuant to the agreement reached with XLRA's parent company, XL America, Inc. ("XLA") on August 11, 2015. Allied is the holding company of Allied Specialty Insurance, Inc. and T.H.E. Insurance Company, a leading insurer of the outdoor entertainment industry in the U.S.
The Company made an initial payment of $75.6 million to acquire Allied. Additional contingent consideration will be paid based on production and underwriting profitability over a three year period subsequent to the acquisition date. The target payments of contingent consideration range from $7.5 million to $30.0 million. The Company currently believes the fair market value of these payments to be $15.0 million, for a total initial estimated consideration of $90.6 million. Due to the limited time since the acquisition date, the accounting for the Allied Acquisition is not yet complete; therefore, the calculation of goodwill is still pending at the time of this filing.
(b)     New Energy Risk
On July 24, 2015, the Company purchased, at arm's length, an additional 63.63% interest in New Energy Risk Inc. ("New Energy"), a provider of insurance risk management solutions within the alternative energy sector. A substantial portion of the additional shares were purchased directly from the family trusts of a Company employee who is responsible for managing the business generated by New Energy. Prior to the additional purchase, the Company held a 31.16% ownership interest in New Energy, which was accounted for as an equity method investment. The subsequent purchase raised the Company's ownership stake to 94.79%, which is deemed a controlling financial interest, and hence, the Company now consolidates New Energy. Subsequent to the additional purchase, the family trusts of the employee contributed their remaining 5.21% ownership interest in New Energy to XL Innovate Fund, LP ("XL Innovate Fund"), the entity that holds the Company's interest in New Energy, in

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

partial satisfaction of the employee's aggregate 5.21% investment commitment to XL Innovate Fund. See Note 25, "Related Party Transactions," for further details of these transactions.
The Company paid approximately $8.8 million to acquire the additional interest in New Energy, and realized a gain of approximately $2.5 million, included within income from operating affiliates, in order to the reflect the appropriate fair value adjustment to its existing investment previously accounted for under the equity method. The assets and liabilities of New Energy are now reflected in the consolidated financial statements of the Company based on their fair value as of the acquisition date, while Goodwill of approximately $13.4 million was recorded in conjunction with the transaction. See Note 9, "Goodwill and Other Intangible Assets," for a further discussion of the goodwill recorded in conjunction with the acquisition.
(c)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), the Company completed its acquisition of the entire issued share capital of Catlin as contemplated by the Implementation Agreement, dated January 9, 2015 (the "Implementation Agreement"), by and among XL-Ireland, Green Holdings Limited, a wholly-owned subsidiary of the Company ("Green Holdings"), and Catlin.
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
Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share ("XL Shares"), subject to the mix and match facility set forth in the Implementation Agreement. The XL Shares issued in connection with the Catlin Acquisition are listed on the New York Stock Exchange. The XL Shares issued in connection with the Catlin Acquisition were issued in reliance upon the exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act"), provided by Section 3(a)(10) of the Securities Act.
XL-Ireland issued approximately 49.9 million XL Shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration pursuant to the terms of the Scheme.
The foregoing description of the Implementation Agreement and the Merger Agreement is qualified in its entirety by reference to the full text of the Implementation Agreement and Merger Agreement.
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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
The Company financed the $2.29 billion cash portion of the Acquisition Consideration by issuing $1.0 billion of subordinated debt, the proceeds (net of debt issuance costs) of which were $980.6 million, and the remaining $1.31 billion by using cash and cash equivalents on hand. See Note 14, "Notes Payable and Debt and Financing Arrangements," for further information on the debt issuance.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $794.0 million which is primarily attributable to the synergies and economies of scale expected to result upon integration of Catlin into the Company's operations, including further diversification in geographic mix and product offerings and an increase in distribution strength. As of December 31, 2015, the allocation of the purchase price reflects an increase of $15.9 million in the amount recorded for current and deferred tax liabilities from the allocation initially reported at June 30, 2015 and a corresponding increase in the amount recorded for goodwill. See "Income Taxes" section below for further discussion of the change in the acquired current and deferred tax liabilities. The Company has allocated $466.1 million of this goodwill to its Insurance segment and $327.9 million to its Reinsurance segment. The Company also recognized indefinite lived intangible assets of $673.0 million and other intangible assets of $315.0 million, which will be amortized over their estimated useful lives. See Note 9, "Goodwill and Other Intangible Assets," for further information.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(U.S. dollars in thousands)
ASSETS
Fixed maturities, at fair value	$6,266,489
Short-term investments, at fair value	634,599
Equity investments, at fair value	236,230
Investment in affiliates	216,843
Other investments	386,828
Total investments	$7,740,989
Cash and cash equivalents (1)	1,267,565
Accrued investment income	35,063
Premiums receivable	2,545,188
Unpaid losses and loss expenses recoverable	1,493,267
Reinsurance balances receivable	299,579
Ceded unearned premiums	1,143,852
Deferred acquisition costs and value of business acquired	679,259
Intangible assets	988,000
Receivable from investments sold	9,633
Other assets (2)	306,686
Total assets	$16,509,081

LIABILITIES
Unpaid losses and loss expenses	$6,933,144
Unearned premiums	3,742,234
Reinsurance balances payable	1,441,749
Notes payable and debt	82,066
Payable for investments purchased	34,149
Deferred tax liability (2)	82,783
Other liabilities (2)	285,481
Total liabilities	$12,601,606
Net assets acquired before non-controlling interest	$3,907,475
Non-controlling interest in equity of consolidated subsidiaries	562,285
Net assets acquired	$3,345,190
Acquisition consideration	$4,139,180
Goodwill (2)	$793,990
____________
(1)    Includes Restricted cash.

(2)
Includes an increase of $15.9 million to goodwill from the amount initially recorded at June 30, 2015, as a result of several tax-related adjustments, including a decrease in other assets of $7.5 million, a decrease in deferred tax liability of $11.3 million, and an increase in other liabilities of $19.8 million. See discussion of "Income Taxes" below for further information.

An explanation of the significant adjustments to the components of fair value are as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force as of the Acquisition Date expire. The Company has included $471.0 million in acquisition expenses related to the amortization of the value of business acquired during the year ended December 31, 2015.

•	Intangible assets - Establish the estimated fair value of intangible assets related to Catlin. See Note 9, "Goodwill and Other Intangible Assets," for further information.

•	Other assets - Establish the estimated fair value of Catlin's internally developed software.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired include an increase to adjust the carrying value of Catlin's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment will be amortized to losses and loss adjustment expenses over approximately 20 years, based on the estimated payout pattern of net reserves as of the Acquisition Date.

•
Net deferred tax liabilities - The adjustment to deferred tax liabilities is related to the deferred tax impact of the adjustments to fair value as noted above. This net increase of deferred tax liabilities is explained further in "Income Taxes" below.

•
Non-controlling interest - The fair value was determined based on the last trade price of preferred shares issued by Catlin Insurance Company Limited ("Catlin-Bermuda"). See Note 18, "Share Capital," for further information.

Income Taxes
As noted above, during the measurement period, the Company has recorded several tax-related adjustments. These adjustments result from analysis following the filing of Catlin's 2014 tax returns, and a refinement of the jurisdictional fair value allocations of certain assets and liabilities. Other assets decreased by $7.5 million, deferred tax liabilities decreased by $11.3 million, and other liabilities increased by $19.8 million as a result of these adjustments. The net impact was that Goodwill associated with the transaction increased by $15.9 million.
Following these measurement period adjustments, the net deferred tax liability recorded by the Company as part of the allocation of the purchase price was $82.8 million. This is primarily comprised of $145.2 million of deferred tax liabilities related to intangible assets, partially offset by deferred tax assets of $62.4 million, which is net of a $90.0 million valuation allowance. Included in the total deferred tax assets are loss carryforwards of $85.8 million with a related $66.8 million valuation allowance.
In order to align all U.S. regulated entities under XLA, XLA purchased 100% of the stock of Catlin Inc. from Catlin North America Holdings, Ltd, a U.K. holding company, on September 28, 2015. The transaction, which was contingent upon regulatory approval, resulted in a release of the $59.6 million valuation allowance previously held against the Catlin Inc. deferred tax asset as a benefit through the results of operations.
Transaction-related Costs
The Company incurred certain acquisition and financing costs associated with the Catlin Acquisition. The Company has recorded $64.7 million of these costs for the year ended December 31, 2015, of which $50.2 million has been included in Operating Expense and $14.5 million has been included in Interest Expense.
Transaction costs included in Operating Expense primarily consist of due diligence, legal, advisory and investment banking costs. Transaction costs included in Interest Expense relate to the maintenance of the Bridge Facility. Pursuant to the terms of the Implementation Agreement, Catlin was required to pay its own costs and expenses in relation to the negotiation, preparation, execution and implementation of the Catlin Acquisition. Costs incurred by Catlin were recorded and paid by Catlin prior to the Acquisition Date and are not included within the Company's consolidated statements of income and comprehensive income.
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Costs incurred in 2015	$47,185	$35,310	$14,744	$59,129	$156,368
2015 payments	31,058	18,341	13,926	35,754	99,079
Liabilities at December 31, 2015	$16,127	$16,969	$818	$23,375	$57,289

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Financial Results
The following table summarizes the financial results of the acquired Catlin subsidiaries since the Acquisition Date that have been included within the Company's consolidated statements of income and comprehensive income as required by ASC 805-10-50-2(h) based on legal entity reporting. These results are not used as a part of management analysis of the financial results and performance of the Company's business. These results are adjusted, where possible, for transaction and integration related costs. These results involve a significant amount of estimates and are not indicative of future results of the acquired Catlin subsidiaries, which will be further impacted by potential changes in targeted business mix, investment management strategies, and synergies recognized from changes in the combined entity's operating structure, as well as the impact of changes in other business and capital management strategies.
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

(U.S. dollars in thousands)	May 1, 2015 to December 31, 2015
Total revenues - see comments above	$2,791,789
Net income (loss) - see comments above	$103,637
Supplemental Pro Forma Information
The results of the acquired Catlin operations have been included in the Company's consolidated financial statements from the Acquisition Date to December 31, 2015. The following table presents unaudited pro forma consolidated information for the years ended December 31, 2015 and 2014 and assumes the Catlin Acquisition occurred on January 1, 2014. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2014, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed above, and the corresponding income tax effects. Non-recurring transaction related costs noted above have been included in the unaudited pro forma results for the year ended December 31, 2014.

	Unaudited Pro Forma
(In thousands, except per share data)	2015	2014
Total revenues	$10,628,915	$10,938,216
Net income attributable to ordinary shareholders	1,221,497	475,914
Earnings (loss) per ordinary share and ordinary share equivalent – basic	4.03	1.50
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	3.97	1.48
(d)    Sale of Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re"), an indirect wholly-owned subsidiary of the Company, completed the sale of all of its shares in ARX Holding Corp. ("ARX") to The Progressive Corporation ("Progressive") pursuant to the terms of the Stock Purchase Agreement with Progressive. XL Re's shares in ARX represented approximately 40.6% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. The carrying value of XL Re's shares in ARX was $220.2 million at the time of the sale.
XL Re received $560.6 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. Thus, the Company recorded a gain of $340.4 million as a result of this transaction that is reflected in the consolidated statement of income for the year ended December 31, 2015.
(e)    Sale of Life Reinsurance Subsidiary
On May 1, 2014, a wholly owned subsidiary of the Company, XL Insurance (Bermuda) Ltd ("XLIB"), entered into a sale and purchase agreement with GreyCastle Holdings Ltd. ("GreyCastle") providing for the sale of 100% of the common shares of XLIB's wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd ("XLLR") (subsequent to the transaction, XLLR changed its

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")), to GreyCastle for $570 million in cash. This transaction closed on May 30, 2014. As a result of the transaction, the Company ceded the majority of its life reinsurance business to GCLR via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). This transaction covers a substantial portion of our life reinsurance reserves. The Company ceased writing new life reinsurance contracts in 2009 and since that time has been managing the run-off of its life reinsurance operations ("Run-Off Life Operations").
The Run-Off Life Operations business, including the business subject to the transaction, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, the Company no longer considers the Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within "Corporate and Other." See Note 5, "Segment Information" for further information. In addition, certain securities within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 6, "Investments," for further information.
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
Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within "Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)" on the consolidated balance sheets. The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million.
See Note 13, "Future Policy Benefit Reserves," for a discussion of our future policy benefit reserves, the related future policy benefit reserves recoverable and information about the net funds withheld liability.
The impact of the GreyCastle Life Retro Arrangements on the Company's results for the year ended December 31, 2015 and the period beginning from the completion of the transaction on May 30, 2014 through December 31, 2014 was as follows:

Impact of GreyCastle Life Retro Arrangements		May 30 to December 31,
(U.S. dollars in thousands)	2015	2014
Underwriting profit (loss) (1)	$605	$11,649
Net investment income - Life Funds Withheld Assets	187,489	129,575
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	223,272	5,067
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(27,734)	(9)
OTTI on investments - Life Funds Withheld Assets	(13,357)	(20,587)
Exchange (gains) losses	4,788	10,099
Other income and expenses	2,280	(1,610)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(151,691)	(488,222)
Net income (loss)	$225,652	$(354,038)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(421,604)	274,083
Change in adjustments related to future policy benefit reserves, net of tax	170,688	74,009
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	25,869	17,595
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements (2)	$(225,047)	$365,687
Comprehensive income (loss)	$605	$11,649
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment relating to the GreyCastle Life Retro Arrangements transaction, which was completed on May 30, 2014. Excluding this transaction, the impact to comprehensive income relating to the GreyCastle Life Retro Arrangements was nil for the years ended December 31, 2015 and 2014.

As shown in the table above, although the Company's net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is no recurring net impact on the Company's future comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales on the Life Funds Withheld Assets subsequent to May 30, 2014.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

4. Fair Value Measurements
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at December 31, 2015 and 2014 by level within the fair value hierarchy. For further information, see Note 2(b), "Significant Accounting Policies - Fair Value Measurements":

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government - Related/Supported	$—	$5,020,574	$45,063	$—	$5,065,637
Corporate - Financials	—	3,508,224	53,685	—	3,561,909
Corporate - Non Financials	—	6,900,259	188	—	6,900,447
Residential mortgage-backed securities – Agency ("RMBS - Agency")	—	3,754,894	3,077	—	3,757,971
Residential mortgage-backed securities – Non-Agency ("RMBS - Non-Agency")	—	328,540	—	—	328,540
Commercial mortgage-backed securities ("CMBS")	—	405,316	—	—	405,316
Collateralized debt obligations ("CDO")	—	2	32,408	—	32,410
Other asset-backed securities	—	1,150,715	17,857	—	1,168,572
U.S. States and political subdivisions of the States	—	2,632,070	—	—	2,632,070
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	5,251,614	—	—	5,251,614
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets, at fair value	$—	$28,952,208	$152,278	$—	$29,104,486
Equity securities, at fair value	528,581	350,338	—	—	878,919
Short-term investments, at fair value (1)	—	617,390	—	—	617,390
Total investments AFS - Excluding Life Funds Withheld Assets	$528,581	$29,919,936	$152,278	$—	$30,600,795
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government - Related/Supported	—	12,742	—	—	12,742
Corporate - Financials	—	598,236	—	—	598,236
Corporate - Non Financials	—	1,308,628	—	—	1,308,628
RMBS - Agency	—	752	—	—	752
RMBS - Non-Agency	—	26,953	—	—	26,953
CMBS	—	122,481	—	—	122,481
Other asset-backed securities	—	149,795	—	—	149,795
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	933,516	—	—	933,516
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	—	3,153,103	—	—	3,153,103
Total investments - AFS, at fair value	528,581	33,073,039	152,278	—	33,753,898

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Fixed maturities - Trading
U.S. Government and Government - Related/Supported	—	4,990	—	—	4,990
Corporate - Financials	—	335,956	—	—	335,956
Corporate - Non Financials	—	493,621	—	—	493,621
RMBS - Agency	—	368	—	—	368
CMBS	—	4,803	—	—	4,803
Other asset-backed securities	—	25,700	—	—	25,700
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	370,261	—	—	370,261
Total fixed maturities - Trading, at fair value	—	1,235,699	—	—	1,235,699
Short-term investments, at fair value	—	60,330	—	—	60,330
Total investments Trading	—	1,296,029	—	—	1,296,029
Cash equivalents (2)	437,742	830,924	—	—	1,268,666
Cash equivalents - Life Funds Withheld Assets	517	100,757	—	—	101,274
Other investments (3)	—	1,008,176	283,550	—	1,291,726
Other assets (4)	—	69,914	19,400	(3,087)	86,227
Total assets accounted for at fair value	$966,840	$36,378,839	$455,228	$(3,087)	$37,797,820
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$463,915	$—	$—	$463,915
Financial instruments sold, but not yet purchased (6)	347	—	—	—	347
Other liabilities (4)	—	16,304	29,191	(3,087)	42,408
Total liabilities accounted for at fair value	$347	$480,219	$29,191	$(3,087)	$506,670

December 31, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2014
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$2,171,953	$—	$—	$2,171,953
Corporate - Financials	—	2,761,916	—	—	$2,761,916
Corporate - Non Financials	—	6,010,563	5,894	—	$6,016,457
Residential mortgage-backed securities – RMBS - Agency	—	3,726,666	1,910	—	$3,728,576
Residential mortgage-backed securities – RMBS - Non-Agency	—	427,351	—	—	$427,351
CMBS	—	1,052,544	—	—	$1,052,544
CDOs	—	4,076	687,958	—	$692,034
Other asset-backed securities	—	1,060,005	5,288	—	$1,065,293
U.S. States and political subdivisions of the States	—	2,021,272	—	—	$2,021,272
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,240,073	—	—	$4,240,073
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$23,476,419	$701,050	$—	$24,177,469
Equity securities, at fair value	502,284	366,008	—	—	868,292
Short-term investments, at fair value (1)	—	256,727	—	—	256,727
Total investments AFS - Excluding Funds Withheld Assets	$502,284	$24,099,154	$701,050	$—	$25,302,488

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

December 31, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2014
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$18,724	$—	$—	$18,724
Corporate - Financials	—	801,019	—	—	$801,019
Corporate - Non Financials	—	2,016,961	—	—	$2,016,961
RMBS – Agency	—	3,782	—	—	$3,782
RMBS – Non-Agency	—	85,335	—	—	$85,335
CMBS	—	193,167	—	—	$193,167
Other asset-backed securities	—	273,541	—	—	$273,541
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,789,036	—	—	$1,789,036
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$5,181,565	$—	$—	$5,181,565
Total investments - AFS, at fair value	$502,284	$29,280,719	$701,050	$—	$30,484,053
Fixed maturities - Trading
Corporate - Non Financials	—	1,171	—	—	$1,171
Total fixed maturities - Trading, at fair value	$—	$1,171	$—	$—	$1,171
Cash equivalents (2)	1,103,877	397,955	—	—	$1,501,832
Cash equivalents - Life Funds Withheld Assets (2)	460	132,738	—	—	$133,198
Other investments (3)	—	708,974	185,083	—	$894,057
Other assets (4)	—	122,996	13,663	(696)	$135,963
Total assets accounted for at fair value	$1,606,621	$30,644,553	$899,796	$(696)	$33,150,274
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$450,831	$—	$—	$450,831
Financial instruments sold, but not yet purchased (6)	4,737	25,669	—	—	$30,406
Other liabilities (4)	—	7,757	23,427	(696)	$30,488
Total liabilities accounted for at fair value	$4,737	$484,257	$23,427	$(696)	$511,725
____________

(1)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $141.3 million at December 31, 2015 and $354.4 million at December 31, 2014, are carried at amortized cost. For further information, see Note 8, "Other Investments."

(4)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid see Note 15, "Derivative Instruments."

(5)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related the GreyCastle Life Retro Arrangements described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary", accrue to the benefit of GCLR.

(6)	Financial instruments sold, but not yet purchased, represent "short sales" and are included within "Payable for investments purchased" on the balance sheets.
(b) Level 2 Asset Valuations
U.S. Government and Government - Related/Supported, Corporate - Financials, Corporate - Non Financials and Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported
Transaction activity inputs utilized in the valuation of fair value hierarchy Level 2 securities within these sub-categories include actual trades, dealer posts, results of bids-wanted, institutional secondary offerings, primary market offerings and Trade Reporting and Compliance Engine ("TRACE") trade feeds. As part of the evaluation process, transaction activity is compared to prior evaluations and necessary adjustments are made accordingly. Market-color inputs include actively quoted benchmark issues, buy-side/evaluator dialogue, sell-side/evaluator dialogue and credit derivative indices.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

RMBS - Agency, RMBS - Non-Agency, CMBS, CDO and Other asset-backed securities
As part of the fair valuation process, Level 2 securities in these sub-categories are analyzed by collateral type, deal structure, deal performance and vintage. Market inputs into the valuation process for each sub-category include reported or observed trades, results of bids-wanted, buy-side/sell-side evaluator dialogue, dealer offering and market research reports. Cash flow inputs into the evaluation process include conditional prepayment rates, conditional decay rates, delinquency and loss severity rates. This assumptive data is reviewed and updated using third party reported information to reflect current market convention.
U.S. States and political subdivisions of the States
Transaction activity inputs utilized in the valuation of fair value hierarchy Level 2 securities within this sub-category include client and broker trades, dealer posts, results of bids-wanted, institutional secondary offerings, primary market offerings, and Municipal Securities Rulemaking trade feeds. As part of the evaluation process, transaction activity is compared to prior evaluations and necessary adjustments are made accordingly. Market-color inputs include bids, offerings, two-sided markets, buy-side/evaluator dialogue and sell-side/evaluator dialogue. Credit information inputs include issuer financial statements, default and material event notices, developer reports and liquidation and restructuring analysis.
Equity securities and other investments
Other investment securities generally include investments in thinly traded equity funds and hedge funds. Fair value is determined based upon the most recent net asset values (“NAV’) received from the fund administrators, the nature of the underlying investments in the funds and the frequency of subscriptions or redemptions as dictated by the fund’s governing documents.
Other assets and other liabilities
Other assets and other liabilities primarily include over-the-counter (“OTC”) derivatives, which are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative independent pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the years ended December 31, 2015 and 2014 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2015 and 2014, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2015 and 2014, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fixed maturities and short-term investments
The Company’s Level 3 assets consist primarily of U.S. Government and Government-Related/Supported, Corporates and CDOs, for which non-binding broker quotes are the primary source of the valuations. Sufficient information regarding the specific inputs utilized by the brokers was not available to support a Level 2 classification. The Company obtains the majority of broker quotes for these securities from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value. Although the Company does not have access to the specific unobservable inputs that may have been used in the fair value measurements of these securities provided by brokers, we would expect that the significant inputs considered are prepayment rates, probability of default, loss severity in the event of default, recovery rates, liquidity premium and reinvestment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.
The remainder of the Level 3 assets relate primarily to private investments (including funds) and certain derivative positions as described below.
Other investments
Included within the other investments component of the Company’s Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Note 8, "Other Investments," for further details.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Level 3 Assets and Liabilities - Year Ended December 31, 2015
(U.S. dollars in thousands)	U.S. Government and Government - Related/Supported	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$—	$—	$5,894	$1,910
Realized gains (losses)	—	9	(186)	—
Movement in unrealized gains (losses)	—	(10)	(13)	(3)
Purchases and issuances (1)	35,044	53,686	(123)	1,297
Sales	—	—	—	—
Settlements	—	—	(316)	(323)
Transfers into Level 3	10,019	—	—	3,059
Transfers out of Level 3	—	—	(5,068)	(2,863)
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$45,063	$53,685	$188	$3,077
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(2)	$(153)	$(2)

	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$687,958	$5,288
Realized gains (losses)	—	—	(8,658)	628
Movement in unrealized gains (losses)	—	—	16,688	(599)
Purchases and issuances (1)	—	—	25,882	46,940
Sales	—	—	(366,633)	(7,269)
Settlements	—	—	(322,829)	(6,359)
Transfers into Level 3	—	—	—	13,317
Transfers out of Level 3	—	—	—	(34,089)
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$32,408	$17,857
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$5,279	$451

	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$185,083	$(9,764)
Realized gains (losses)	—	—	15,270	—
Movement in unrealized gains (losses)	—	—	(12,548)	(27)
Purchases and issuances (1)	—	—	117,143	—
Sales	—	—	(1,417)	—
Settlements	—	—	(19,981)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$283,550	$(9,791)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$2,724	$80
____________
(1)    Includes assets acquired as result of the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition"

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Level 3 Assets and Liabilities - Year Ended December 31, 2014
(U.S. dollars in thousands)	U.S. Government and Government - Related/Supported	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$—	$—	$31,573	$10,473
Realized gains (losses)	—	—	199	5
Movement in unrealized gains (losses)	—	—	(128)	(18)
Purchases and issuances	—	—	3,759	120
Sales	—	—	—	—
Settlements	—	—	(6,543)	(3,205)
Transfers into Level 3	—	—	766	—
Transfers out of Level 3	—	—	(23,732)	(5,465)
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$5,894	$1,910
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$60	$(12)

	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$9	$12,533	$710,253	$11,877
Realized gains (losses)	1	3	3,781	(7)
Movement in unrealized gains (losses)	1	(3)	11,604	65
Purchases and issuances	—	1,376	185,710	5,182
Sales	—	—	(48,313)	—
Settlements	(11)	(12,533)	(175,077)	(5,705)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(1,376)	—	(6,124)
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$687,958	$5,288
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$14,432	$57

	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$2,015	$113,472	$(29,110)
Realized gains (losses)	—	—	12,676	—
Movement in unrealized gains (losses)	—	(15)	538	19,346
Purchases and issuances	—	—	59,401	—
Sales	—	—	—	—
Settlements	—	(2,000)	(25,498)	—
Transfers into Level 3	—	—	24,494	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$185,083	$(9,764)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$13,212	$19,346

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(d) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2015 and 2014. All of these fair value estimates are considered Level 2 fair value measurements.

(U.S. dollars in thousands)	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments, structured transactions	$141,329	$154,065	$354,382	$371,625
Deposit liabilities	$1,168,376	$1,436,210	$1,245,367	$1,543,761
Notes payable and debt	2,644,970	2,805,152	1,662,580	1,897,854
Financial Liabilities	$3,813,346	$4,241,362	$2,907,947	$3,441,615
The Company historically participated in structured transactions. Our remaining structured transaction is an investment in a payment obligation with an insurance company. This transaction is carried at amortized cost. The fair value of this investment held by the Company is determined through use of an internal model utilizing benchmark yields, issuer spreads and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 26.5 basis points and 29.5 basis points at December 31, 2015 and 2014, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the underwriting results of the acquired businesses from the Acquisition Date through December 31, 2015 are included in the Company's Insurance or Reinsurance segment, as appropriate.
The Company’s general investment and financing operations are reflected in "Corporate and Other." Subsequent to the transaction described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the Run-Off Life Operations not subject to the Life Retro Arrangements are also reported within Corporate and Other.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments, except as noted below. Investment assets related to the Company’s Run-Off Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. The following tables summarize the segment results for the indicated years ended:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Year Ended December 31, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$8,395,846	$2,273,163	$10,669,009	$309,916	$10,978,925
Net premiums written	5,859,934	2,028,890	7,888,824	62,239	7,951,063
Net premiums earned	5,648,482	2,515,702	8,164,184	62,241	8,226,425
Net losses and loss expenses (2)	3,614,048	1,152,152	4,766,200	115,997	4,882,197
Acquisition costs (2)	704,364	602,290	1,306,654	10,794	1,317,448
Operating expenses (3)	1,154,760	283,379	1,438,139	1,232	1,439,371
Underwriting profit (loss)	$175,310	$477,881	$653,191	$(65,782)	$587,409
Net investment income - excluding Life Funds Withheld Assets (4)			583,871	40,569	624,440
Net investment income - Life Funds Withheld Assets				187,489	187,489
Net results from structured products (5)	12,185	5,806	17,991	—	17,991
Net fee income and other (6)	(16,936)	2,958	(13,978)	622	(13,356)
Extinguishment of debt			—	5,592	5,592
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			14,586	5,411	19,997
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	182,181	182,181
Net realized and unrealized gains (losses) on derivative instruments			—	53,123	53,123
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(151,691)	(151,691)
Net income (loss) from investment fund affiliates and operating affiliates			—	118,060	118,060
Gain on sale of operating affiliate				340,407	340,407
Exchange (gains) losses			—	22,504	22,504
Corporate operating expenses			—	480,755	480,755
Contribution from P&C and Corporate and Other			1,255,661	201,538	1,457,199
Interest expense (7)				163,021	163,021
Non-controlling interests				106,187	106,187
Income tax expense				(19,161)	(19,161)
Net income (loss) attributable to ordinary shareholders					$1,207,152
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.0%	45.8%	58.4%
Underwriting expense ratio	32.9%	35.2%	33.6%
Combined ratio	96.9%	81.0%	92.0%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $60.4 million and $42.2 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Year Ended December 31, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate & Other (1)	Total
Gross premiums written	$5,976,011	$1,785,479	$7,761,490	$333,436	$8,094,926
Net premiums written	4,134,151	1,633,058	5,767,209	177,632	5,944,841
Net premiums earned	4,026,713	1,690,725	5,717,438	177,632	5,895,070
Net losses and loss expenses	2,543,108	715,285	3,258,393	242,963	3,501,356
Acquisition costs	393,319	330,684	724,003	14,115	738,118
Operating expenses (2)	865,592	193,404	1,058,996	10,693	1,069,689
Underwriting profit (loss)	$224,694	$451,352	$676,046	$(90,139)	$585,907
Net investment income - excluding Life Funds Withheld Assets (3)			574,458	146,558	721,016
Net investment income - Life Funds Withheld Assets				129,575	129,575
Net results from structured products (4)	43,710	10,499	54,209	—	54,209
Net fee income and other (5)	(10,051)	2,800	(7,251)	360	(6,891)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments			119,366	3,625	122,991
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	(15,529)	(15,529)
Net realized and unrealized gains (losses) on derivative instruments			—	29,886	29,886
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(488,222)	(488,222)
Net income (loss) from investment fund affiliates and operating affiliates			—	203,034	203,034
Exchange (gains) losses			—	(37,568)	(37,568)
Corporate operating expenses			—	220,165	220,165
Contribution from P&C and Corporate and Other			1,416,828	(929,872)	486,956
Interest expense (6)				121,221	121,221
Non-controlling interests				80,498	80,498
Income tax expense				96,897	96,897
Net income (loss) attributable to ordinary shareholders					$188,340
Ratios – P&C operations: (7)
Loss and loss expense ratio	63.2%	42.3%	57.0%
Underwriting expense ratio	31.2%	31.0%	31.2%
Combined ratio	94.4%	73.3%	88.2%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $68.0 million and $12.9 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Year Ended December 31, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,523,181	$1,893,611	$7,416,792	$324,343	$7,741,135
Net premiums written	4,154,093	1,749,889	5,903,982	295,422	6,199,404
Net premiums earned	4,267,677	1,746,422	6,014,099	295,422	6,309,521
Net losses and loss expenses	2,829,999	901,465	3,731,464	465,702	4,197,166
Acquisition costs	529,270	353,388	882,658	26,665	909,323
Operating expenses (2)	782,677	166,238	948,915	8,926	957,841
Underwriting profit (loss)	$125,731	$325,331	$451,062	$(205,871)	$245,191
Net investment income (3)			599,144	286,645	885,789
Net results from structured products (4)	15,562	8,229	23,791	—	23,791
Net fee income and other (5)	(9,317)	2,320	(6,997)	1,305	(5,692)
Net realized gains (losses) on investments			85,792	1,985	87,777
Net realized and unrealized gains (losses) on derivative instruments			—	7,798	7,798
Net income (loss) from investment fund affiliates and operating affiliates			—	258,195	258,195
Exchange (gains) losses			—	(28,243)	(28,243)
Corporate operating expenses			—	209,454	209,454
Contribution from P&C and Corporate and Other			1,152,792	168,846	1,321,638
Interest expense (6)				107,486	107,486
Non-controlling interests				76,731	76,731
Income tax expense				77,505	77,505
Net income (loss) attributable to ordinary shareholders					$1,059,916
Ratios – P&C operations: (7)
Loss and loss expense ratio	66.3%	51.6%	62.0%
Underwriting expense ratio	30.8%	29.8%	30.5%
Combined ratio	97.1%	81.4%	92.5%

____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses exclude Corporate operating expenses, shown separately.

(3)	Net investment income does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $71.9 million and $48.0 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following tables summarize the Company’s net premiums earned by line of business:

Year Ended December 31, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$1,163,302	$168,367	$—	$1,331,669
Casualty	1,685,748	468,286	—	2,154,034
Property catastrophe	—	663,958	—	663,958
Property	1,021,037	869,286	—	1,890,323
Specialty	1,473,929	127,797	—	1,601,726
Other (1)	304,466	218,008	—	522,474
Total P&C Operations	$5,648,482	$2,515,702	$—	$8,164,184
Corporate and Other:
Run-off life operations - Annuity	—	—	1	1
Run-off life operations - Other life	—	—	62,240	62,240
Total Corporate and Other	$—	$—	$62,241	$62,241
Total	$5,648,482	$2,515,702	$62,241	$8,226,425
Year Ended December 31, 2014
P&C Operations:
Professional	$1,075,420	$181,223	$—	$1,256,643
Casualty	1,422,684	300,223	—	1,722,907
Property catastrophe	—	433,602	—	433,602
Property	544,856	555,583	—	1,100,439
Specialty	737,281	95,745	—	833,026
Other (1)	246,472	124,349	—	370,821
Total P&C Operations	$4,026,713	$1,690,725	$—	$5,717,438
Corporate and Other:
Run-off life operations - Annuity	$—	$—	$53,363	$53,363
Run-off life operations - Other life	—	—	124,269	124,269
Total Corporate and Other	$—	$—	$177,632	$177,632
Total	$4,026,713	$1,690,725	$177,632	$5,895,070
Year Ended December 31, 2013
P&C Operations:
Professional	$1,370,196	$206,169	$—	$1,576,365
Casualty	1,389,851	312,156	—	1,702,007
Property catastrophe	—	492,568	—	492,568
Property	544,278	561,105	—	1,105,383
Specialty	732,042	94,797	—	826,839
Other (1)	231,310	79,627	—	310,937
Total P&C Operations	$4,267,677	$1,746,422	$—	$6,014,099
Corporate and Other:
Run-off life operations - Annuity	$—	$—	$122,715	$122,715
Run-off life operations - Other life	—	—	172,707	172,707
Total Corporate and Other	$—	$—	$295,422	$295,422
Total	$4,267,677	$1,746,422	$295,422	$6,309,521
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

(U.S. dollars in thousands)	2015	2014	2013
P&C Operations:
Bermuda	$781,618	$636,109	$658,041
United States	3,045,031	2,528,196	2,650,916
Europe	3,628,258	2,124,117	2,111,065
Other	433,917	478,787	483,960
Total P&C Operations	$7,888,824	$5,767,209	$5,903,982
Corporate and Other:
Bermuda	$62,276	$91,979	$117,948
Europe	(37)	85,653	177,474
Total Corporate and Other	$62,239	$177,632	$295,422
6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Income Securities
During the second quarter of 2014, fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity ("HTM") to AFS in conjunction with the sale of XLLR as discussed in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million, net of tax, as a reduction of comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 20, "Accumulated Other Comprehensive Income (Loss)," for further information.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in accumulated other comprehensive income ("AOCI") of the Company’s AFS investments at December 31, 2015 and 2014 were as follows:

		Included in AOCI
December 31, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$5,047,621	$52,355	$(34,339)	$5,065,637	$—
Corporate - Financials	3,535,830	49,535	(23,456)	3,561,909	—
Corporate - Non Financials	6,867,525	130,568	(97,646)	6,900,447	—
RMBS – Agency	3,697,756	77,776	(17,561)	3,757,971	—
RMBS – Non-Agency	319,876	25,644	(16,980)	328,540	(54,200)
CMBS	401,713	7,933	(4,330)	405,316	(1,182)
CDO	41,679	4	(9,273)	32,410	(1,208)
Other asset-backed securities	1,164,426	17,665	(13,519)	1,168,572	(1,144)
U.S. States and political subdivisions of the States	2,514,048	125,395	(7,373)	2,632,070	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,249,148	100,383	(97,917)	5,251,614	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,839,622	$587,258	$(322,394)	$29,104,486	$(57,734)
Total short-term investments - Excluding Life Funds Withheld Assets	618,851	967	(2,428)	617,390	—
Total equity securities	834,079	89,993	(45,153)	878,919	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,292,552	$678,218	$(369,975)	$30,600,795	$(57,734)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$10,721	$2,021	$—	$12,742	$—
Corporate - Financials	531,016	67,220	—	598,236	—
Corporate - Non Financials	1,132,926	175,702	—	1,308,628	—
RMBS – Agency	591	161	—	752	—
RMBS – Non-Agency	24,401	2,552	—	26,953	—
CMBS	107,968	14,513	—	122,481	—
Other asset-backed securities	132,674	17,121	—	149,795	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	737,735	195,781	—	933,516	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,678,032	$475,071	$—	$3,153,103	$—
Total investments - AFS	$32,970,584	$1,153,289	$(369,975)	$33,753,898	$(57,734)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

December 31, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$2,100,851	$77,889	$(6,787)	$2,171,953	$—
Corporate - Financials	2,687,797	87,058	(12,939)	2,761,916	—
Corporate - Non Financials	5,774,333	278,747	(36,623)	6,016,457	(3,309)
RMBS – Agency	3,625,171	114,188	(10,783)	3,728,576	—
RMBS – Non-Agency	404,398	41,108	(18,155)	427,351	(67,918)
CMBS	1,033,819	23,987	(5,262)	1,052,544	(2,033)
CDOs	717,544	1,659	(27,169)	692,034	(1,663)
Other asset-backed securities	1,028,528	42,810	(6,045)	1,065,293	(1,797)
U.S. States and political subdivisions of the States	1,892,566	129,910	(1,204)	2,021,272	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	4,162,425	139,484	(61,836)	4,240,073	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$23,427,432	$936,840	$(186,803)	$24,177,469	$(76,720)
Total short-term investments - Excluding Life Funds Withheld Assets	$257,221	$49	$(543)	$256,727	$—
Total equity securities - Excluding Life Funds Withheld Assets	$763,833	$130,689	$(26,230)	$868,292	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$24,448,486	$1,067,578	$(213,576)	$25,302,488	$(76,720)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$14,866	$3,858	$—	$18,724	$—
Corporate - Financials	701,587	99,432	—	801,019	—
Corporate - Non Financials	1,706,262	310,699	—	2,016,961	—
RMBS – Agency	3,301	481	—	3,782	—
RMBS – Non-Agency	71,075	14,260	—	85,335	—
CMBS	168,886	24,281	—	193,167	—
Other asset-backed securities	238,168	35,373	—	273,541	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,397,194	391,842	—	1,789,036	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,301,339	$880,226	$—	$5,181,565	$—
Total investments - AFS	$28,749,825	$1,947,804	$(213,576)	$30,484,053	$(76,720)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The cost (amortized cost for fixed maturities and short-term investments) and fair value of the Company’s Trading investments at December 31, 2015 and 2014 were as follows:

December 31, 2015 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$4,957	$4,990
Corporate - Financials	344,070	335,956
Corporate - Non Financials	509,441	493,621
RMBS – Agency	370	368
CMBS	4,874	4,803
Other asset-backed securities	26,405	25,700
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	373,492	370,261
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,263,609	$1,235,699
Total short-term investments - Trading - Life Funds Withheld Assets	$60,176	$60,330
Total investments - Trading - Life Funds Withheld Assets	$1,323,785	$1,296,029

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

December 31, 2014 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Corporate - Non Financials	$1,180	$1,171
Total investments - Trading - Life Funds Withheld Assets	$1,180	$1,171
At December 31, 2015 and 2014, approximately 2.0% and 3.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 14.7% and 24.9% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, at December 31, 2015 and 2014, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS and Trading fixed income securities at December 31, 2015 and 2014 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$2,106,851	$2,104,106	$1,972,224	$1,980,429
Due after 1 through 5 years	14,051,494	14,143,461	8,919,037	9,113,651
Due after 5 through 10 years	5,680,830	5,740,954	4,232,396	4,412,569
Due after 10 years	1,374,997	1,423,156	1,494,315	1,705,022
	$23,214,172	$23,411,677	$16,617,972	$17,211,671
RMBS – Agency	$3,697,756	$3,757,971	$3,625,171	$3,728,576
RMBS – Non-Agency	319,876	328,540	404,398	427,351
CMBS	401,713	405,316	1,033,819	1,052,544
CDO	41,679	32,410	717,544	692,034
Other asset-backed securities	1,164,426	1,168,572	1,028,528	1,065,293
Total mortgage and asset-backed securities	$5,625,450	$5,692,809	$6,809,460	$6,965,798
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,839,622	$29,104,486	$23,427,432	$24,177,469
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$81,700	$92,921	$117,048	$125,326
Due after 1 through 5 years	386,810	416,743	638,526	685,787
Due after 5 through 10 years	491,621	558,805	1,004,698	1,165,348
Due after 10 years	1,452,267	1,784,653	2,059,637	2,649,279
	$2,412,398	$2,853,122	$3,819,909	$4,625,740
RMBS – Agency	$591	$752	$3,301	$3,782
RMBS – Non-Agency	24,401	26,953	71,075	85,335
CMBS	107,968	122,481	168,886	193,167
Other asset-backed securities	132,674	149,795	238,168	273,541
Total mortgage and asset-backed securities	$265,634	$299,981	$481,430	$555,825
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,678,032	$3,153,103	$4,301,339	$5,181,565
Total fixed maturities - AFS	$31,517,654	$32,257,589	$27,728,771	$29,359,034

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$4,573	$5,096	$—	$—
Due after 1 through 5 years	278,163	272,220	—	—
Due after 5 through 10 years	280,487	277,920	1,180	1,171
Due after 10 years	668,737	649,592	—	—
	$1,231,960	$1,204,828	$1,180	$1,171
RMBS – Agency	370	368	—	—
CMBS	4,874	4,803	—	—
Other asset-backed securities	26,405	25,700	—	—
Total mortgage and asset-backed securities	31,649	30,871	—	—
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,263,609	$1,235,699	$1,180	$1,171
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included in pledged assets are Life Funds Withheld Assets as noted in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of December 31, 2015 and December 31, 2014, the Company had $18.3 billion and $15.2 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities at December 31, 2015 and 2014 had been in a continual unrealized loss position:

December 31, 2015 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$3,762,869	$(29,339)	$89,113	$(5,044)
Corporate - Financials	1,641,021	(13,280)	102,022	(10,192)
Corporate - Non Financials	3,275,270	(73,069)	227,527	(24,706)
RMBS – Agency	1,065,055	(10,046)	221,211	(7,515)
RMBS – Non-Agency	19,614	(1,104)	180,146	(15,876)
CMBS	118,605	(1,561)	78,651	(2,769)
CDO	12,311	(516)	20,096	(8,757)
Other asset-backed securities	572,671	(5,252)	57,563	(8,268)
U.S. States and political subdivisions of the States	565,055	(6,609)	12,259	(765)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,921,286	(53,440)	474,929	(46,714)
Total fixed maturities and short-term investments - AFS	$12,953,757	$(194,216)	$1,463,517	$(130,606)
Total equity securities	$356,742	$(45,153)	$—	$—

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Less than 12 months		Equal to or greater than 12 months
December 31, 2014 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$251,091	$(1,196)	$342,890	$(5,603)
Corporate – Financials	387,619	(5,858)	105,155	(7,097)
Corporate – Non Financials	949,851	(28,023)	319,066	(8,657)
RMBS – Agency	134,535	(220)	512,652	(10,563)
RMBS – Non-Agency	45,378	(1,358)	202,700	(16,797)
CMBS	78,356	(385)	169,065	(4,877)
CDOs	249,803	(2,666)	414,516	(24,503)
Other asset-backed securities	143,044	(2,813)	57,544	(3,232)
U.S. States and political subdivisions of the States	32,187	(210)	63,695	(994)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	624,346	(19,043)	558,422	(43,251)
Total fixed maturities and short-term investments - AFS	$2,896,210	$(61,772)	$2,745,705	$(125,574)
Total equity securities	$191,193	$(26,230)	$—	$—
The Company had gross unrealized losses totaling $370.0 million on 3,248 securities out of a total of 8,729 held at December 31, 2015 in its AFS Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Investment Income
Net investment income for the years ended December 31 is derived from the following sources:

(U.S. dollars in thousands)	2015	2014	2013
Fixed maturities, short term investments and cash equivalents - Excluding Life Funds Withheld Assets	$726,161	$809,964	$982,275
Fixed maturities, short term investments and cash equivalents - Life Funds Withheld Assets	187,489	129,575	—
Equity securities and other investments	28,200	42,252	35,388
Interest on funds withheld	10,835	14,583	12,783
Total gross investment income	$952,685	$996,374	$1,030,446
Investment expenses	(80,315)	(77,749)	(72,730)
Total net investment income	$872,370	$918,625	$957,716

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(d) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses), the change in unrealized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments for the years ended December 31:

(U.S. dollars in thousands)	2015	2014	2013
Fixed maturities, short term investments, cash and cash equivalents - Excluding Life Funds Withheld Assets:
Gross realized gains	$187,523	$119,817	$129,479
Gross realized losses on investments sold	(134,441)	(66,892)	(84,703)
OTTI on investments, net of amounts transferred to other comprehensive income	(54,346)	(12,341)	(16,282)
Net realized gains (losses)	$(1,264)	$40,584	$28,494
Equity securities:
Gross realized gains	$79,556	$96,260	$29,402
Gross realized losses on investments sold	(49,223)	(12,270)	(3,185)
OTTI on investments, net of amounts transferred to other comprehensive income	(15,954)	(10,944)	(17)
Net realized gains (losses)	$14,379	$73,046	$26,200
Other investments:
Gross realized gains	$39,198	$31,830	$46,934
Gross realized losses on investments sold	(19,656)	(10,011)	(13,851)
OTTI on investments, net of amounts transferred to other comprehensive income	(12,660)	(12,458)	—
Net realized gains (losses)	$6,882	$9,361	$33,083
Net realized gains (losses) on investments - Excluding Life Funds Withheld Assets	$19,997	$122,991	$87,777
Fixed maturities, short term investments, cash and cash equivalents - Life Funds Withheld Assets:
Gross realized gains	$259,798	$7,926	$—
Gross realized losses on investments sold	(36,526)	(2,859)	—
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(27,734)	(9)	—
OTTI on investments, net of amounts transferred to other comprehensive income	(13,357)	(20,587)	—
Net realized gains (losses) on investments - Life Funds Withheld Assets	$182,181	$(15,529)	$—
Net realized gains (losses) on investments	$202,178	$107,462	$87,777
Net realized and unrealized gains (losses) on investment related derivative instruments	$(8,616)	$20,121	$6,367
Net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments	$193,562	$127,583	$94,144
Change in unrealized gains (losses):
Fixed maturities – AFS - Excluding Life Funds Withheld Assets	$(486,140)	$360,463	$(913,174)
Fixed maturities - AFS - Life Funds Withheld Assets	(405,155)	880,226	—
Fixed maturities – HTM	—	(272,540)	(175,817)
Equity securities	(59,619)	(32,577)	105,163
Affiliates and other investments	(6,072)	35,143	26,636
Net change in unrealized gains (losses) on investments	$(956,986)	$970,715	$(957,192)
Total net realized gains (losses) on investments, net realized and unrealized gains (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$(763,424)	$1,098,298	$(863,048)
The significant components of OTTI charges of $83.0 million, as defined in Note 2(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale," for investments excluding Life Funds Withheld Assets for the year ended December 31, 2015 were:

▪	$19.4 million related to change of intent to hold Corporate high yield securities.

▪	$16.0 million related to certain equities that were in a loss position for more than 11 months or impaired by more than 50%.

▪	$8.7 million related to other investments.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

▪	$8.0 million for structured securities, principally CDOs that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

▪	$4.0 million related to hedge funds, included in other investments, that were in a loss position for more than 11 months.

▪	$2.0 million related to certain quasi-government securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

▪
$1.3 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$23.6 million related to foreign exchange losses.
The significant components of OTTI charges of $35.7 million for investments excluding Life Funds Withheld Assets for the year ended December 31, 2014 were:

▪	$12.5 million related to other investments.

▪	$10.9 million related to certain equities as the holdings were in a loss position for more than 11 months or impaired by more than 50%.

▪	$3.7 million related to change of intent to hold certain Corporate high yield securities.

▪
$4.3 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$4.3 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in OCI, held by the Company as of the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments (U.S. dollars in thousands)	2015	2014
Opening balance at beginning of indicated period	$131,942	$174,805
Credit loss impairment recognized in the current period on securities not previously impaired	9,698	3,907
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(54,648)	(42,671)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(2,629)	—
Additional credit loss impairments recognized in the current period on securities previously impaired	2,230	4,185
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(13,124)	(8,284)
Closing balance at end of indicated period	$73,469	$131,942
7. Investments in Affiliates
Investments in affiliates comprised the following at December 31, 2015 and 2014. See Note 2(c), "Significant Accounting Policies - Total Investments - Investments in Affiliates," for a description of our accounting policy for these assets:

(U.S. dollars in thousands)	2015	2014
Investment fund affiliates	$1,386,837	$1,219,138
Operating affiliates	322,062	418,482
Total investment affiliates	$1,708,899	$1,637,620
(a) Investment Fund Affiliates
The Company has invested in certain hedge funds, including funds managed by certain of its investment manager affiliates, and in certain private equity and private credit funds (collectively, "private investment funds") that are accounted for under the equity method due to our ownership percentages in the limited partnerships, LLCs or other similar investment

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

vehicles that form the funds. Collectively, these investments in hedge funds and private investment funds are classified as "investment fund affiliates." At December 31, 2015 and 2014, the hedge fund portfolio, accounted for as hedge fund affiliates, employed four strategies.
The Company’s equity investment in investment fund affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee on a combined basis (shown as "Combined Funds") are included below:

Year Ended December 31, 2015 (U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership
				Total Net Assets (Estimated) (1)
Hedge Funds:
Arbitrage	$190,016	$612	8.6%	$2,202,112
Directional	551,262	31,012	7.2%	7,643,134
Event Driven (2)	285,823	5,592	3.0%	9,460,387
Multi-Style	57,097	5,452	3.6%	1,600,959
Total hedge funds	$1,084,198	$42,668	5.2%	$20,906,592
Private Investment Funds:	302,639	30,652	9.5%	3,195,204
Total Investment Fund Affiliates	$1,386,837	$73,320	5.8%	$24,101,796
Year Ended December 31, 2014
Hedge Funds:
Arbitrage	$134,400	$12,060	11.0%	$1,224,526
Directional	536,470	32,196	9.2%	5,865,247
Event Driven (2)	300,168	21,030	3.1%	9,703,973
Multi-Style	52,122	1,751	4.1%	1,278,410
Total hedge funds	$1,023,160	$67,037	5.7%	$18,072,156
Private Investment Funds:	195,978	28,779	17.7%	1,105,776
Total Investment Fund Affiliates	$1,219,138	$95,816	6.4%	$19,177,932
____________

(1)	Total estimated net assets are generally as at November 30 for hedge fund affiliates and September 30 for private investment fund affiliates.

(2)
The Company accounts for its investment in certain funds where the ownership percentage is less than three percent using the equity method, where the Company has significant influence over the related investment management company.

In general, the hedge funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. Certain hedge funds have a lock-up period and/or may also have the ability to impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.
The carrying value of the Company’s holdings in hedge fund affiliates that are subject to lockups and/or that have gate provisions in their governing documents at December 31, 2015 and 2014 was $382.0 million and $543.0 million, respectively.
Certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been "side-pocketed." At December 31, 2015 and 2014, the carrying value of our hedge fund affiliates held in side-pockets was $18.2 million and $22.2 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
(b) Operating Affiliates
The Company has invested in strategic (re)insurance affiliates and investment management companies’ securities or other forms of direct ownership interests across the capital structure. Collectively, these investments are classified as "operating affiliates."

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2015 (U.S. dollars in thousands)	XL Group Investment		Combined Investee Summarized Financial Data (Estimated) (2)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
Strategic and other operating affiliates	$251,348	$33,608	$4,280,976	$3,293,873	$847,131	$91,701
Investment manager affiliates (1)	70,714	11,132	708,605	95,826	206,672	90,491
Total operating affiliates	$322,062	$44,740	$4,989,581	$3,389,699	$1,053,803	$182,192
Year ended December 31, 2014
Strategic and other operating affiliates	317,216	50,132	4,679,395	3,691,173	1,075,935	152,122
Investment manager affiliates (1)	101,266	57,086	850,666	101,088	579,524	476,841
Total operating affiliates	$418,482	$107,218	$5,530,061	$3,792,261	$1,655,459	$628,963
____________

(1)	During the years ended December 31, 2015 and 2014, the Company received distributions from its Investment Manager Affiliates of approximately $25.3 million and $60.3 million, respectively.

(2)
Total assets and total liabilities reflect balances related to investees still held at December 31, 2015 and 2014, respectively. Total revenue (loss) and net income (loss) reflect activity for the years ended December 31, 2015 and 2014 related to both investees still held at year-end and investees disposed of during the year.

In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The differences represent goodwill on acquisition, OTTI recorded with respect to the investment, or differences in the retained capital accounts of the various equity holders (including the Company).
See Note 17(c), "Commitments and Contingencies - Investments in Affiliates," for further information regarding commitments related to investment in affiliates.
Strategic and Other Operating Affiliates
At December 31, 2015, the Company’s larger strategic and other operating affiliates included Privilege Underwriters, Inc. and its affiliates ("PURE Group"), Westaim HIIG LP ("Westaim HIIG"), Five Oaks Investment Corp ("Five Oaks") and CATGS I, LLC.
On December 15, 2014, the Company announced it had entered into a Stock Purchase Agreement to sell its interests in one of its largest strategic and other operating affiliates, ARX, to The Progressive Corporation ("Progressive"). For further information, see Note 3(d), "Acquisitions and Disposals - Sale of Operating Affiliate."
In the fourth quarter of 2015, the Company made investments totaling $102.5 million related to the PURE Group, an insurance provider specializing in products for high net worth individuals. The PURE Group investments consisted of: (i) a $77.5 million purchase of 9.9% of the ordinary common units and preferred units of Privilege Group Holdings LP, and 9.9% of the units of Privilege Group Holdings GP, LLC; and (ii) a $25.0 million purchase, at par value, of a ten year surplus note issued by Privilege Underwriters Reciprocal Exchange. Under the terms of an agreement between the parties, the PURE Group has the option to require the Company to purchase up to $50.0 million of additional ten year surplus notes, at par, over a commitment period expiring no later than November 2020.
The Company has an investment of $32.7 million, representing 13.1% ownership in Westaim HIIG. The primary purpose of Westaim HIIG is to invest in interests of Houston International Insurance Group ("HIIG"), a specialty insurance provider. Westaim HIIG holds a majority interest of the common stock of HIIG.
The Company has an investment of $33.2 million, representing 21.9% ownership in Five Oaks, a mortgage real estate investment trust that is focused on investing in, financing and managing a leveraged portfolio of agency and non-agency residential mortgage-backed securities, residential mortgage loans and other mortgage-related investments. In addition, Company holds warrants to purchase an additional 3.125 million shares at $15.75 per share, which would result in a total additional investment of $49.2 million by the Company should it exercise the warrants in full in the future. The warrants expire in September 2019.
The Company has an investment of $22.1 million, representing 50.0% ownership in CATGS I, LLC. The remaining 50.0% is held by on other investor. The Company does not control the entity, whose primary purpose is the purchase and leasing of equipment.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Investment Manager Affiliates
During the years ended December 31, 2015, 2014 and 2013, the Company’s larger investment manager affiliates included Highfields Capital, a global equity investment firm, and Polar Capital, an investment firm offering traditional and alternative products.
8. Other Investments
Other investments comprised the following at December 31, 2015 and 2014. See Note 2(c), "Significant Accounting Policies - Total Investments - Other Investments," for a description of our accounting policy for these assets:

Year ended December 31, (U.S. dollars in thousands)	2015	2014
Hedge Funds:
Arbitrage	$205,117	$179,821
Directional	276,277	336,082
Event Driven	5,427	56,238
Multi-Style	57,249	68,706
Total hedge funds	$544,070	$640,847
Private investment funds	244,576	129,243
Overseas deposits	479,187	92,223
Structured transactions	138,608	350,563
Other	26,616	35,563
Total other investments	$1,433,057	$1,248,439
(a) Hedge Funds and Private Investment Funds
At December 31, 2015 and 2014, the hedge fund portfolio, accounted for as other investments, employed four strategies.
In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.
Certain hedge funds have a lock-up period and/or may also have the ability to impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.
The fair value of the Company’s holdings in hedge funds that may be subject to lockups and/or that have gate provisions in their governing documents at December 31, 2015 and 2014 was $399.6 million and $425.7 million, respectively. The Company did not have any holdings in funds where a gate was imposed at December 31, 2015 or 2014.
Certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been "side-pocketed". At December 31, 2015 and 2014, the fair value of hedge funds held in side-pockets was $26.0 million and $24.5 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
The following represents an analysis of the net realized gains for the indicated years ended December 31, and the net unrealized gains as of December 31, on the Company’s hedge funds and private investment funds:

Year ended December 31, (U.S. dollars in thousands)	Net Unrealized Gains (Losses)		Net Realized Gains (Losses)
	2015	2014	2015	2014	2013
Hedge funds	$188,698	$188,674	$12,769	$6,685	$30,858
Private investment funds	38,340	42,604	9,342	13,275	4,331
Total	$227,038	$231,278	$22,111	$19,960	$35,189

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
(c) Structured Transactions
National Indemnity Endorsement
On June 9, 2009, XL Specialty Insurance Company ("XL Specialty"), a wholly-owned subsidiary of the Company, entered into an agreement with National Indemnity Company, an insurance company subsidiary of Berkshire Hathaway Inc. ("National Indemnity"). Under the agreement, and a related reinsurance agreement, National Indemnity agreed to issue endorsements to certain directors and officers liability insurance policies known as "Side A" coverage policies underwritten by XL Specialty (the "Facility") during an eighteen month period that ended in December 31, 2011.
In connection with the Facility, XLIB purchased a payment obligation (the "Obligation") in an aggregate principal amount of $150.0 million from National Indemnity. The outstanding Obligation was recorded in other investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and is being accreted to $150.0 million over the 11.5 years term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and was recorded in Other Assets. This difference, together with fees of $2.5 million, was amortized in relation to the earning of the underlying policies written.
Other Structured Transactions
On July 17, 2009, XLIB purchased notes with an aggregate face amount of $155.0 million. The carrying value of these notes at December 31, 2014 was $136.0 million. On October 29, 2014, XLIB, a wholly-owned subsidiary of the Company, purchased notes with an aggregate face amount of $81.9 million. The carrying value of these notes at December 31, 2014 was $77.8 million. The issuer of both series of notes is a structured credit vehicle that holds corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities, among other assets. During the years ended December 31, 2015 and 2014, the Company recorded losses of $8.6 million and $12.5 million, respectively, due to other than temporary declines in value of these investments. During the fourth quarter of 2015, XLIB entered into transactions whereby it acquired the underlying corporate debt and preferred equity securities in return for the cancellation of the notes. The newly acquired securities are included in our available for sale fixed maturities and equity securities portfolios. In connection with the cancellation of the notes, the Company recorded realized investment losses of $6.7 million.
These structured transactions were not required to be measured at fair value under GAAP and, accordingly, they have been excluded from the fair value measurement disclosures at December 31, 2014. See Note 4, "Fair Value Measurements," for details surrounding the estimated fair value of these investments.
See Note 17(b), "Commitments and Contingencies - Other Investments," for further information regarding commitments related to other investments.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

9. Goodwill and Other Intangible Assets
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2012	$392,882	$15,366	$279	$408,527
Amortization	—	—	(279)	(279)
Foreign currency translation	3,363	—	—	3,363
Balance at December 31, 2013	$396,245	$15,366	$—	$411,611
Additions	25,159	—	18,500	43,659
Amortization	—	—	(1,850)	(1,850)
Foreign currency translation	(5,468)	—	—	(5,468)
Balance at December 31, 2014	$415,936	$15,366	$16,650	$447,952
Additions	807,381	673,000	315,000	1,795,381
Amortization	—	—	(15,517)	(15,517)
Foreign currency translation	(9,687)	(5,507)	(2,356)	(17,550)
Balance at December 31, 2015	$1,213,630	$682,859	$313,777	$2,210,266
Goodwill
At December 31, 2015 and 2014, the Company had goodwill of $1.2 billion and 415.9 million, respectively. At December 31, 2015, $479.5 million and $734.2 million were allocated to the Insurance and Reinsurance segments, respectively. The entire balance of $415.9 million at December 31, 2014 was allocated to the Reinsurance segment.
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
In the second quarter of 2015, as a result of the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the Company recognized additional goodwill and other intangible assets. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
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
The estimated fair values of the reporting units’ carried goodwill exceeded their estimated net book values at December 31, 2015, and therefore no impairments were recorded during 2015. At December 31, 2015 and 2014, the ending goodwill balance is comprised of gross goodwill of $2.6 billion and $1.8 billion, respectively, offset by accumulated impairment charges of $1.4 billion at December 31, 2015 and 2014. For further details regarding our impairment process, see Note 2(k), "Significant Accounting Policies - Goodwill, Intangibles and Other Long-Lived Assets."

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Other Intangible Assets
At December 31, 2015 and 2014, the ending definite-lived intangible assets balance is comprised of $333.5 million and $18.5 million, respectively, of gross intangible assets, offset by accumulated amortization of $17.4 million and $1.9 million, respectively. Future amortization expenses are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2016	$22,350
2017	19,017
2018	17,350
2019	17,350
2020	17,350
2021-2036	220,360
Total expected amortization expenses	$313,777
The following table summarizes the intangible assets and their related useful lives recorded in connection with the Catlin Acquisition, as described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," as of the Acquisition Date:

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
An explanation of the intangible assets is as follows:

•
Lloyd's syndicate capacity - This asset represents the syndicate capacity of two Lloyd's syndicates allowing the Company to write insurance business in the Lloyd's market globally and realize the profits from that business. The value of the syndicate capacity includes the reputational value of participation in the Lloyd's market, and the value of trade names and licenses associated with syndicate ownership. The syndicate capacity was valued using the Multi-Period Excess Earnings Method, an application of the Income Approach. Critical inputs into the valuation model used for this intangible included estimates of the future growth of syndicate authorized premium income limits (ie, capacity) and expected return on that capacity and discounting based on a weighted average cost of capital.

•
Insurance licenses - The insurance licenses owned by Catlin at the time of the Catlin Acquisition allow the Company to write insurance business in the United States. The insurance licenses were valued using the Market Approach. Critical inputs utilized in the valuation of this intangible were the number of licenses obtained by US state and an aggregate market value per license based on similar past market transactions.

•
Lloyd's managing agent contracts - As the managing agent for certain Lloyd's syndicates, the Company has contracts with the syndicate members to provide underwriting services for which it earns managing agent fees and a profit commission. The managing agent contracts were based on the Income Approach. Critical inputs utilized in the valuation of this intangible included expected contract fee and profit commission rates applied to future managed syndicate capacity, contract renewal probabilities over a time horizon and discounting based on a weighted average cost of capital.

•
Distribution network - This asset represents a network of hundreds of retail and wholesale brokers worldwide, including specialty and regional brokerages, which allow the Company to form closer relationships with clients and aids business retention. The distribution network was valued using the Multi-Period Excess Earnings Method, an application of the Income Approach. Critical inputs into the valuation model used for this intangible included projections of underwriting profitability and investment returns, supporting capital charges, and discounting based on a weighted average cost of capital.

•
Trademarks / Trade names - The Catlin trademarks / trade names are utilized to attract customers for the turnkey solutions provided under the Company's managing agent contracts and to generate premiums from the non-Lloyd's

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

platform underwriting products for which the Catlin brand is known. The trademarks and trade names were based on the Relief-from-Royalty Method, an application of the Income Approach. Critical inputs used in the valuation of this intangible included industry-based market royalty rates on premium revenues to be generated through use of the trademarks/trade names, expected useful life over which the company expects to co-brand under the trademarks/trade names and discounting based on a weighted average cost of capital.
10. Reinsurance
The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers, and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements. Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally with a financial strength rating of "A" or better. The Company considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company’s general policy on a case-by-case basis. The effect of reinsurance and retrocessional activity on premiums written and earned from property and casualty operations is shown below:

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Direct	$7,847,236	$5,450,868	$5,050,953	$7,717,173	$5,173,403	$4,966,207
Assumed	2,821,771	2,310,621	2,365,839	3,465,421	2,343,329	2,363,261
Ceded	(2,780,183)	(1,994,280)	(1,512,810)	(3,018,410)	(1,799,294)	(1,315,369)
Net	$7,888,824	$5,767,209	$5,903,982	$8,164,184	$5,717,438	$6,014,099
The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.6 billion, $0.7 billion and $0.7 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table presents an analysis of total unpaid losses and loss expenses recoverable for the years ended December 31:

(U.S. dollars in thousands)	2015	2014
P&C Operations	$5,248,905	$3,411,528
Corporate and Other	13,801	17,840
Total unpaid losses and loss expenses recoverable	$5,262,706	$3,429,368
The table above excludes a combined $3.7 billion and $0.3 billion of the Company's future policy benefit reserve recoverables under the GreyCastle Life Retro Arrangements and U.S. Term Life Retro Arrangements, as defined in Note 13, "Future Policy Benefit Reserves," respectively, and are also excluded from the remainder of this disclosure.
At December 31, 2015 and 2014, the total reinsurance assets of $5.7 billion and $3.6 billion, respectively, included reinsurance receivables for paid losses and loss expenses of $418.7 million and $131.5 million, respectively, with $5.3 billion and $3.4 billion relating to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported for each year end. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and, while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.
At December 31, 2015 and 2014, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable was $82.1 million and $64.4 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.
The Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $3.8 billion and $2.0 billion at December 31, 2015 and 2014, respectively, collateralizing reinsurance recoverables with respect to certain reinsurers.
Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The total allowance recorded relating to reinsurance recoverables was $58.2 million and $42.3 million at December 31, 2015 and 2014, respectively.
The Company uses an aging analysis to estimate uncollectible reinsurance balances receivable relating to paid losses in addition to recording allowances relating to any specific balances with known collectibility issues, irrespective of aging. The balances are aged from the date the expected recovery was billed to the reinsurer. Provisions are applied at specified percentages of the outstanding balances based upon the aging profile. Allowances otherwise required as a result of the aging process may not be recorded to the extent that specific facts and circumstances exist that lead management to believe that amounts will ultimately be collectible. The total allowance recorded relating to reinsurance balances receivable was $23.9 million and $22.1 million at December 31, 2015 and 2014, respectively.
At December 31, 2015, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
At December 31, 2015 and 2014, approximately 96% and 93%, respectively, of the total outstanding unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral held, was due from reinsurers with a financial strength rating of "A" or better. The following is an analysis of the total recoverable and reinsurance balances receivable, net of collateral held, at December 31, 2015, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Co.	AA-/Stable	26.1%
Lloyd's Syndicates	A+/Stable	11.7%
Swiss Reinsurance Co.	AA-/Stable	6.8%
Swiss Re Europe S.A.	AA-/Stable	4.9%
Transatlantic Reinsurance Company	A+/Stable	4.3%
Arch Reinsurance Company	A+/Stable	3.0%
The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral, at December 31, 2015:

Reinsurer Financial Strength Rating	% of Total
AAA	3.0%
AA	45.8%
A	47.2%
BBB	0.5%
BB and below	0.7%
Captives	2.7%
Not Rated	0.1%
Total	100.0%
11. Losses and Loss Expenses
Unpaid losses and loss expenses for the indicated years ended December 31 are comprised of:

(U.S. dollars in thousands)	2015	2014
Reserve for reported losses and loss expenses	$10,293,448	$7,461,444
Reserve for losses incurred but not reported	15,146,296	11,891,799
Unpaid losses and loss expenses	$25,439,744	$19,353,243

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Net losses and loss expenses incurred for the years indicated are comprised of:

(U.S. dollars in thousands)	2015	2014	2013
Loss and loss expenses payments	$6,505,075	$4,499,642	$4,496,802
Change in unpaid losses and loss expenses	(168,263)	(514,406)	(71,901)
Change in unpaid losses and loss expenses recoverable	(440,189)	(48,536)	(24,774)
Paid loss recoveries	(1,130,423)	(678,307)	(668,663)
Net losses and loss expenses incurred	$4,766,200	$3,258,393	$3,731,464
The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2015	2014	2013
Unpaid losses and loss expenses at the beginning of the year	$19,353,243	$20,481,065	$20,484,121
Unpaid losses and loss expenses recoverable	3,411,528	3,414,735	3,361,703
Net unpaid losses and loss expenses at the beginning of the year	$15,941,715	$17,066,330	$17,122,418
Acquired reserves	5,439,876	—	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,072,830	3,513,465	4,021,353
Prior year	(306,630)	(255,072)	(289,889)
Total net incurred losses and loss expenses	$4,766,200	$3,258,393	$3,731,464
Exchange rate effects	(582,300)	(561,673)	40,587
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	1,047,277	381,008	425,254
Prior year	4,327,375	3,440,327	3,402,885
Total net paid losses	$5,374,652	$3,821,335	$3,828,139
Net unpaid losses and loss expenses at the end of the year	20,190,839	15,941,715	17,066,330
Unpaid losses and loss expenses recoverable	5,248,905	3,411,528	3,414,735
Unpaid losses and loss expenses at the end of the year	$25,439,744	$19,353,243	$20,481,065
(a) Prior year net losses incurred
The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in thousands)	2015	2014	2013
Insurance segment	$(65,030)	$(99,758)	$(102,039)
Reinsurance segment	(241,600)	(155,314)	(187,850)
Total	$(306,630)	$(255,072)	$(289,889)
The significant developments in prior year loss reserve estimates for each of the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.
Insurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2015	2014	2013
Professional	$5,763	$17,097	$75,045
Casualty	(11,949)	38,414	(21,829)
Property	25,189	(57,470)	(46,387)
Specialty	(120,879)	(82,756)	(140,740)
Other	36,846	(15,043)	31,872
Total	$(65,030)	$(99,758)	$(102,039)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Net favorable prior year development of $65.0 million for the Insurance segment for the year ended December 31, 2015 was attributable to the following:

•
For professional lines, net prior year development was $5.8 million unfavorable. Strengthening in the U.S. standard commercial and select accountants and public entities portfolios were largely offset by releases in the Bermuda standard commercial and design architects and engineers portfolios.

•
For casualty lines, net prior year development was $11.9 million favorable. This was driven by releases of $24.5 million in the excess casualty book, predominantly on the Bermuda portfolio, and $24.0 million in International casualty reflecting the better than expected loss experience reported across most accident years. These reductions were partially offset by deteriorations of $31.2 million in excess and surplus lines casualty book.

•
For property lines, net prior year development was $25.2 million unfavorable driven by worse than expected loss experience reported for the non-catastrophe exposures in the International construction and North America portfolios totaling $53.1 million. These deteriorations were partially offset by a reduction of $29.6 million in the International energy book to reflect better than expected attritional loss experience.

•
For specialty lines, net prior year development was $120.9 million favorable driven by releases of $60.8 million in the marine business and $18.8 million in the discontinued Bermuda political risk portfolio, the latter arising predominantly from the favorable settlement of a loss on the 2009 accident year and the lapse of the exposure for this account. There were further reductions of $14.8 million in the discontinued specialty book to reflect better than expected loss experience reported primarily on the 2002 and 2003 accident years and $15.2 million and $7.1 million to reflect favorable experience in aerospace and crisis management, respectively.

•
For other lines, net prior year development was $36.8 million unfavorable driven by a $25.4 million strengthening in the excess and surplus book due to worse than expected loss experience reported on the New York Contractors general liability business, predominantly on the 2013 and prior accident years. This was compounded by a strengthening of a $18.3 million in the surety book relating to a large claim impacting the 2013 and 2014 accident years. These deteriorations were partially offset by a $10.1 million reduction in the discontinued structured indemnity book due to the favorable settlement of a large claim.

Net favorable prior year reserve development totaled $99.8 million for the Insurance segment for the year ended December 31, 2014. Specialty benefited from a release in aerospace and the discontinued international political risk portfolio due to better than expected loss experience reported. Better than expected loss experience reported for the non-catastrophe exposures primarily in the 2013 accident year led to a release in property. Casualty experienced strengthenings in the U.S. environmental portfolio, Lloyd's middle market book and the U.S. primary casualty lines due to worse than expected loss experience from 2008 through 2013, while a strengthening in the core U.S. standard commercial book drove a strengthening in Professional.
Net favorable prior year reserve development totaled $102.0 million for the Insurance segment for the year ended December 31, 2013. Specialty benefited from releases in aerospace, marine and specie, due primarily to reflecting the better than expected loss experience reported predominantly across the 2005 and later accident years, plus a reduction in the Bermuda discontinued political risk book as a result of a review of the open claims and remaining exposure. Better than expected loss experience reported for non-catastrophe exposures primarily in the 2012 accident year led to a release in property, while casualty benefited from better than expected loss experience in the excess casualty book, partially offset by adverse development in the U.S. environmental book and worse than expected loss experience in the Lloyd's middle market book. Worse than expected loss experience in the U.S. standard commercial and international professional books led to a strengthening of reserves in professional, as well as deterioration in the discontinued environmental book impacting casualty and the discontinued surety book in other lines.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2015	2014	2013
Property and other short-tail lines	$(173,754)	$(85,324)	$(136,912)
Casualty and other	(67,846)	(69,990)	(50,938)
Total	$(241,600)	$(155,314)	$(187,850)
Net favorable prior year reserve development for the Reinsurance segment of $241.6 million for the year ended December 31, 2015 was attributable to the following:

•	Net favorable prior year development for the short-tailed lines totaled $173.8 million. Details of the significant components are as follows:

◦
For property catastrophe lines, net prior year development was $50.3 million favorable due to reductions on a number of catastrophe losses and better than expected development on attritional losses, mainly in Europe, Middle East & Africa ("EMEA") and Latin America & Credit.

◦	For property other lines, net prior year development was $88.9 million favorable primarily due to better than expected attritional loss development across all books.

◦	For specialty lines, net prior year development was $34.6 million favorable due to better than expected attritional loss development mainly in EMEA and reductions on catastrophe and large losses.

•	Net favorable prior year development for the long-tailed lines totaled $67.8 million. Details of the significant components are as follows:

◦
For casualty lines, net prior year development was $40.1 million favorable due to better than expected attritional loss development in London, EMEA and reductions on a 2001 and a 2009 large loss being partially offset by worse than expected attritional loss development in North America and a strengthening on two 2008 large losses.

◦	For other lines, net prior year development was $27.8 million favorable due to better than expected development on attritional losses mainly from whole account business written in Bermuda and London.
Net favorable prior year reserve development totaled $155.3 million for the year ended December 31, 2014. The short-tailed lines benefited from $63.4 million in favorable development from property other lines and $34.4 million in favorable marine and aviation development, partially offset by unfavorable property catastrophe development of $12.4 million. The release in long tail lines was due to favorable development of $44.3 million and $25.7 million in casualty and other, respectively.
Net favorable prior year reserve development totaled $187.9 million for the year ended December 31, 2013. The short-tailed lines benefited from $60.0 million in favorable property catastrophe development, $57.3 million in favorable property other lines releases and $19.6 million in favorable marine and aviation development. The release in long-tailed lines was due to $72.2 million in favorable casualty development partially offset by $21.3 million in unfavorable other lines development.
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
The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using interest rates of 3.75% in 2015 and 5% in 2014. The reduction of the discount rate resulted from estimating the implied return of the market-based assets supporting the expected cash flows of our liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2015 and 2014 on an undiscounted basis were $747.4 million and $515.4 million, respectively. The related discounted unpaid losses and loss expenses were $445.3 million and $266.4 million at December 31, 2015 and 2014, respectively. The significant increase in the reserves is due to the Catlin Acquisition, and the reserves assumed as a result of that transaction. See Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," for further information.
The Company records a specific reserve allowance for Periodical Payment Orders ("PPO") related to bodily injury liability claims. This allowance includes the unpaid losses for claims already settled and notified as PPO at December 31, 2015, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses was discounted using interest rates of 2.0% and 1.5% at both December 31, 2015 and 2014, respectively. Unpaid losses and loss expenses, net of reinsurance, at December 31, 2015 and 2014 on an undiscounted basis were $298.1 million and $249.8 million, respectively. After discounting the future care element, the unpaid losses and loss expenses were $167.9 million and $161.0 million at December 31, 2015 and 2014, respectively. The increase in the reserves is due to the Catlin Acquisition, and the reserves assumed as a result of that transaction. See Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," for further information. The increase is partially offset by the increase in the discount rate used.
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
(c) Discontinued Asbestos and Run-Off Environmental Related Claims
The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims. The Company’s reserving and exposures to environmental liability business currently written within the Casualty underwriting division are not included in this note, which only relates to specific discontinued and/or run-off coverages that were not originally written specifically to cover environmental hazards.
The Company’s exposure to discontinued asbestos and run-off environmental claims arises from the following four sources:

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

(4)
Catlin Acquisition - aviation insurance contracts written by Catlin in the Lloyd's market where the specific asbestos exclusion language was not implemented until 2003. Exposures only extend back to 1993 as Equitas was established to take on the Lloyd's market exposure for 1992 and prior. Exposure is due to asbestos-containing products in use by the aviation industry leading to claims against aviation manufacturers for asbestosis, mesothelioma and lung cancer.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

A reconciliation of the opening and closing unpaid losses and loss expenses related to discontinued asbestos and run-off environmental exposure claims for the years indicated is as follows:

Year ended December 31, (U.S. dollars in thousands)	2015	2014	2013
Net unpaid losses and loss expenses at beginning of year	$81,416	$80,435	$78,315
Net incurred losses and loss expenses	15,663	8,903	6,257
Less net paid losses and loss expenses	9,087	7,922	4,137
Net increase (decrease) in unpaid losses and loss expenses	$6,576	$981	$2,120
Acquired reserves	5,712	—	—
Net unpaid losses and loss expenses at end of year	93,704	81,416	80,435
Unpaid losses and loss expenses recoverable at end of year	93,688	100,537	115,090
Gross unpaid losses and loss expenses at end of year	$187,392	$181,953	$195,525
Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $65.1 million, $49.3 million and $48.6 million at December 31, 2015, 2014 and 2013, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.
At December 31, 2015, the Company had 2,591 open claim files for potential discontinued asbestos claims exposures and 430 open claim files for potential run-off environmental claims exposures. Approximately 32%, 46% and 37% of the open claim files are due to precautionary claim notices in 2015, 2014 and 2013, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. The increase in total open claim files during 2015 was largely due to the Catlin Acquisition, as noted above.
Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential discontinued asbestos and run-off environmental claims, including precautionary claims, is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2012	1,073	354
New claims reported in 2013	178	34
Claims resolved in 2013	(154)	(50)
Total number of claims outstanding at December 31, 2013	1,097	338
New claims reported in 2014	456	190
Claims resolved in 2014	(154)	(69)
Total number of claims outstanding at December 31, 2014	1,399	459
New claims reported in 2015	272	67
Claims resolved in 2015	(246)	(96)
Acquired reserves	1,166	—
Total number of claims outstanding at December 31, 2015	2,591	430
The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.
The estimation of loss and loss expense liabilities for discontinued asbestos and run-off environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to discontinued asbestos and run-off environmental exposures are less than 1% of the total net reserves at December 31, 2015 and 2014, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its discontinued asbestos and run-off environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

12. Deposit Liabilities
The Company has entered into certain insurance and reinsurance policies that transfer insufficient risk under GAAP to be accounted for as insurance or reinsurance transactions and are recognized as deposits. These structured P&C agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 6, "Investments," for further information relating to the Company’s net investment income as well as realized and unrealized investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received.
At December 31, 2015 and 2014, total deposit liabilities were $1.2 billion. For the years ended December 31, 2015, 2014 and 2013, interest expense of $42.2 million, $12.9 million and $48.0 million, respectively, was recorded related to the accretion of deposit liabilities. During the second quarter of 2014, the Company negotiated the termination of one of its larger structured indemnity contracts and as a result a net decrease of $28.7 million was recorded to interest expense. See Note 15, "Derivative Instruments," for further information.
13. Future Policy Benefit Reserves
Net future policy benefit reserves are comprised of the following:

Year ended December 31 (U.S. dollars in thousands)	2015	2014
Traditional Life	$792,001	$789,133
Annuities	3,371,499	3,918,066
Gross future policy benefit reserves	$4,163,500	$4,707,199
Reinsurance recoverable - GreyCastle Life Retro Arrangements	(3,719,131)	(4,265,678)
Reinsurance recoverable - U.S. Term Life Retro Arrangements	(284,481)	—
Reinsurance recoverable - Other life retrocessions	(13,801)	(17,840)
Net future policy benefit reserves	$146,087	$423,681
The Company entered into long duration contracts that subject the Company to mortality and morbidity risks and that were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. At December 31, 2015 and 2014, the average interest rate used for the determination of the future policy benefits for these contracts was 3.3% and 3.3%, respectively. Gross future policy benefit reserves for the years ended December 31, 2015 and 2014 were $4.2 billion and $4.7 billion, respectively. The decrease in gross future policy benefit reserves during 2015 was from normal course releases on single premium annuities in line with the benefits paid and mortality of underlying policyholders, as well as foreign exchange movements.
Under the terms of the transaction described in Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," the Company has reinsured $3.7 billion and $4.3 billion at December 31, 2015 and 2014, respectively, of its future policy benefit reserves under the GreyCastle Life Retro Arrangements. The Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the contractual right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within "Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)" on the consolidated balance sheets, and is comprised of the following at December 31, 2015 and 2014:

(U.S. dollars in thousands)	2015	2014
Assets held on a funds withheld basis relating to the GreyCastle Life Retro Arrangements	$4,633,760	$5,420,694
Reinsurance recoverable from GCLR	(3,719,131)	(4,265,678)
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)	$914,629	$1,155,016
The Company has also reinsured an additional $284.5 million of its U.S. Term Life future policy benefit reserves ("U.S. Term Life Retro Arrangements") at December 31, 2015. The Company continues to own, on a funds withheld basis, assets supporting the U.S. Term Life Retro Arrangements. Based upon the contractual right of offset, the funds withheld liability is recorded net of future policy benefit reserves recoverable, and is included within "Reinsurance balances payable" on the consolidated balance sheets.
14. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt as of December 31, 2015 and 2014:

(U.S. dollars in thousands)	2015		2014
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	$300,000	$298,015	$300,000	$297,344
5.75% Senior Notes due 2021	400,000	397,523	400,000	397,092
6.375% Senior Notes due 2024	350,000	349,029	350,000	348,920
4.45% Subordinated Notes due 2025	500,000	492,521	—	—
6.25% Senior Notes due 2027	325,000	323,218	325,000	323,062
5.25% Senior Notes due 2043	300,000	296,294	300,000	296,162
5.5% Subordinated Notes due 2045	500,000	488,370	—	—
Total debt carrying value	$2,675,000	$2,644,970	$1,675,000	$1,662,580

_______________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $1.4 billion and $1.6 billion as of December 31, 2015 and December 31, 2014, respectively, for revolving loans to support general operating and financing needs. However, as of December 31, 2015 and December 31, 2014, $527.1 million and $606.1 million, respectively, were utilized under these facilities to issue letters of credit, leaving $822.9 million and $968.9 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent December 31, 2015 and December 31, 2014 accreted values.
All outstanding debt of the Company at December 31, 2015 and 2014, which is identified in the table above, was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Note 23, "Statutory Financial Data."
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

As a result of the Catlin Acquisition, the Company had assumed the following liabilities of Catlin, all of which were redeemed at par and extinguished in December of 2015:

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

The Company recognized a $5.6 million loss on early extinguishment of debt for the year ended December 31, 2015.
The Company was in compliance with all covenants at December 31, 2015 and 2014, and the Company currently remains in compliance with all covenants.
(b) Credit Facilities and Other Sources of Collateral
The Company has several credit facilities provided on both syndicated and bilateral bases from commercial banks. As described in more detail below, the Company may utilize the full capacity of these credit facilities to issue letters of credit in support of non-admitted insurance and reinsurance operations in the U.S., and to meet capital requirements at Lloyd’s. Alternatively, under certain of the credit arrangements, the Company instead may elect to utilize a stated portion of such facilities' capacity for revolving loans to support other operating or financing needs, which would reduce the amount available for letters of credit.
The Company’s available credit facilities at December 31 were as follows:

(U.S. dollars in thousands)	2015 (1)	2014 (1)
Total available credit facilities – commitments (2)	$4,463,041	$3,575,000
Letters of credit – in use	$2,515,653	$1,790,561
Collateralized by certain assets of the Company’s investment portfolio	50.9%	66.2%

____________

(1)	As of December 31, 2015 and December 31, 2014, there were fifteen and eight available credit facilities, respectively.

(2)
As of December 31, 2015 and December 31, 2014 the stated portion of allowable credit facilities permitted to be utilized for revolving loans was $1.4 billion and $1.6 billion, respectively. However, as of December 31, 2015 and December 31, 2014, $527.1 million and $606.1 million, respectively, of such facilities' limits were utilized to issue letters of credit, leaving $822.9 million and $968.9 million, respectively, available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

In November 2015, we entered into four bilateral unsecured credit agreements, each providing for $125 million of letters of credit for Funds at Lloyd’s purposes (collectively the "FAL Facilities") for an aggregate amount of $500 million. Each of the FAL Facilities expires in 2019. The FAL Facilities replaced four unsecured bilateral facilities available for utilization by Catlin-Bermuda for Funds at Lloyd's purposes that we terminated in November 2015.
On June 10, 2015, XL-Cayman entered into the fifth amendment to the credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto (as amended, the "2015 Citi Facility"). The 2015 Citi Facility and a continuing agreement for standby letters of credit with Citibank, N.A. were initially entered into on May 7, 2013.
On November 4, 2013, XL-Cayman entered into a credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. (the "2013 Citi Facility" and, together with the 2015 Citi Facility, the "Citi Agreements").
Collectively, the Citi Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $350 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements with the lender's and issuing lender's consent.
The commitments under the Citi Agreements expire on, and such credit facilities are available until, the earlier of (i) June 20, 2017 (with respect to the 2015 Citi Facility) and December 20, 2016 (with respect to the 2013 Citi Facility) and (ii) the date

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
On September 8, 2015, XL-Cayman entered into a new credit agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender, and a continuing agreement for standby letters of credit with Goldman Sachs Bank USA. On September 9, 14, and 16, 2015, XL-Cayman entered into first, second and third amendments, respectively, to such credit agreement (as amended, the Goldman Facility"). XL-Cayman entered into the Goldman Facility to replace the letter of credit capacity under a credit agreement with Citicorp USA, Inc. initially entered into on August 6, 2013 that expired by its terms on September 20, 2015.
The Goldman Facility and the continuing agreement for standby letters of credit provide for issuance of letters of credit in an aggregate amount of up to $200 million. XL-Cayman has the option to increase the maximum amount of letters of credit available under the Goldman Facility with the lender's and issuing lender's consent.
The commitments under the Goldman Facility expire on, and such credit facility is available until, the earlier of (i) September 20, 2017 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
On December 30, 2014, XLIB reduced the capacity available under a continuous letter of credit facility between XL Insurance (Bermuda) Ltd. and Citibank Europe plc from $750 million to $600 million simultaneous with XL Insurance (Bermuda) Ltd. entering into a continuous $150 million letter of credit facility with ING Bank N.V., London Branch (the "ING Facility"). Both the Citi E.U. Facility and the ING Facility are collateralized by pledged financial assets.
In November 2013, the Company (i) entered into two credit agreements (together, the "Syndicated Credit Agreements"), which provided for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $2 billion, subject to certain options to increase the size of the facilities.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for the issuance of letters of credit and is collateralized by pledged financial assets, in an aggregate amount of up to $1 billion, and (ii) an unsecured credit agreement, which provides for the issuance of letters of credit and revolving credit loans in an aggregate amount of up to $1 billion. The Company has the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the Syndicated Credit Agreements.
The commitments under the Syndicated Credit Agreements expire on, and such credit facilities are available until, the earlier of (i) November 22, 2018 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
The availability of letters of credit under the Syndicated Secured Facility is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by the investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company's cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.
We have $250 million of available capacity pursuant to a continuous credit agreement between XL Re and Citibank N.A. that is collateralized by pledged financial assets.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

As a result of the Catlin Acquisition the Company assumed, and may continue to access, the following letter of credit facilities:

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin-Bermuda, collateralized by pledged financial assets. As of December 31, 2015, $230 million of capacity was available under this facility.

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin Re Switzerland Ltd, collateralized by pledged financial assets. As of December 31, 2015, $175 million of capacity was available under this facility.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003. As of December 31, 2015, $8 million of letters of credit were issued under this facility.
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
In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the "Company’s Debt Documents"), which are described above, contain cross acceleration or cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and a maximum level of secured indebtedness that may be incurred in the future. In addition, the majority of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company, or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities also contain minimum consolidated net worth covenants.
Under the Syndicated Credit Agreements, in the event that XLIB, XL Re or XL Re Europe SE fails to maintain a financial strength rating of at least "A – " from A.M. Best, an event of default would occur.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

15. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as "Net realized and unrealized gains (losses) on derivative instruments" unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Note 2(h), "Significant Accounting Policies - Derivative Instruments." The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets at December 31, 2015 and 2014:

(U.S. dollars in thousands)	2015				2014
	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,667,585	$64,289	$674,976	$11,941	$2,300,609	$121,862	$302,211	$2,936
Total derivatives designated as hedging instruments	$1,667,585	$64,289	$674,976	$11,941	$2,300,609	$121,862	$302,211	$2,936
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$—	$—	$—	$—	$394,597	$206	$20,782	$51
Foreign exchange exposure	102,234	2,888	144,707	1,702	7,385	403	207,182	4,442
Credit exposure	8,433	652	71,614	12,067	2,408	165	14,270	9,836
Financial market exposure	37	77	26,500	417	46,145	360	33,670	34
Financial Operations Derivatives:
Credit exposure	—	—	—	—	—	—	—	—
Other Non-Investment Derivatives:
Foreign exchange contracts	194,566	2,009	—	—	—	—	81,194	282
Credit exposure	29,874	31	—	—	31,060	60	—	—
Guaranteed minimum income benefit contract	46,032	19,368	46,032	19,368	46,249	13,603	46,249	13,603
Modified coinsurance funds withheld contract (2)	60,667	—	4,620,879	—	64,947	—	5,401,278	—
Total derivatives not designated as hedging instruments	$441,843	$25,025	$4,909,732	$33,554	$592,791	$14,797	$5,804,625	$28,248
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis.

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at December 31, 2015 is the cumulative net realized and unrealized loss on life retrocession embedded derivative of $463.9 million.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets, or collateral provided relating to derivative liabilities reported in other assets and other liabilities within the consolidated balance sheets at December 31, 2015 and 2014:

				Gross Amounts Not Offset in the Balance Sheets
December 31, 2015 (U.S. dollars in thousands)	Gross Amounts Recognized in the Balance Sheets	Gross Amounts Offset in the Balance Sheets	Net Amounts in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$89,314	$3,087	$86,227	$—	$30,958	$55,269
Derivative Liabilities	$45,495	$3,087	$42,408	$—	$—	$42,408

December 31, 2014 (U.S. dollars in thousands)
Derivative Assets	$136,659	$696	$135,963	$—	$78,580	$57,383
Derivative Liabilities	$31,184	$696	$30,488	$—	$—	$30,488
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, on the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At December 31, 2015 and 2014, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $31.0 million and $78.6 million, respectively. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities, respectively, within the consolidated balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.
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
The Company uses foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations. In connection with the Catlin Acquisition and the FX Forwards, certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments up until the time that the Catlin Acquisition was completed. Thereafter, these foreign exchange contracts were re-designated as hedging instruments. For the year ended December 31, 2015, there is no exposure to fair value hedges.
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the years indicated:

Derivatives Designated as Fair Value Hedges (U.S. dollars in thousands)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk
	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship – Gain/(Loss)
Year Ended December 31, 2015
Interest rate exposure	$—
Foreign exchange exposure	—
Total	$—	$—	$—	$—
Year Ended December 31, 2014
Interest rate exposure	$—
Foreign exchange exposure	(15,663)
Total	$(15,663)	$—	$15,407	$(256)
Year Ended December 31, 2013
Interest rate exposure	$—
Foreign exchange exposure	(22,568)
Total	$(22,568)	$—	$23,065	$497

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated years ended December 31 as well as the remaining balance of fair value hedges and average years remaining to maturity are shown below:

Settlement of Fair Value Hedges – Summary (U.S. dollars in thousands, except years)	Fair Value Hedges – Notes Payable and Debt December 31,		Fair Value Hedges – Deposit Liabilities December 31,
	2015	2014	2015	2014
Cumulative reduction to interest expense	$—	$21,624	$103,742	$95,333
Remaining balance	$—	$—	$129,454	$137,862
Weighted average years remaining to maturity	0.0	0.0	21.6	23.2

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
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the year ended December 31, 2015 and 2014, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the years ended December 31, 2015 and 2014.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation – Summary (U.S. dollars in thousands)	2015	2014
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,769,106	$2,384,508
Derivative gains (losses) (1)	$106,876	$120,643

____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under GAAP and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the years ended December 31, 2015, 2014 and 2013:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments (U.S. dollars in thousands)	2015	2014	2013
Investment Related Derivatives:
Interest rate exposure	$(2,347)	$15,959	$5,065
Foreign exchange exposure	(1,542)	3,351	(948)
Credit exposure	(2,537)	400	(4,052)
Financial market exposure	(2,190)	411	6,302
Financial Operations Derivatives:
Credit exposure	—	5,023	(2,437)
Other Non-Investment Derivatives:
Foreign exchange exposure	60,319	—	—
Credit exposure	1,375	—	—
Guaranteed minimum income benefit contract	—	2,257	10,457
Modified coinsurance funds withheld contract	45	2,741	(7,086)
Total derivatives not designated as hedging instruments	$53,123	$30,142	$7,301
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	—	(256)	497
Net realized and unrealized gains (losses) on derivative instruments	$53,123	$29,886	$7,798
Net realized and unrealized gains (losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(151,691)	$(488,222)	$—
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
Investment Related Derivatives – Interest Rate Exposure
The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments primarily to manage its fixed income portfolio duration and net economic exposure to interest rate risks. The Company may also use interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest or use them to convert a variable rate of interest from one basis to another.
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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Investment Related Derivatives – Credit Exposure
Credit derivatives may be purchased within the Company's investment portfolio in the form of single name and basket credit default swaps and swaptions, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to securities of selected issuers, including issuers that are not held in the underlying fixed income portfolio.
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
(c)(iii) Other Non-Investment Derivatives
Foreign Exchange Contracts
On January 9, 2015, the Company entered into the FX Forwards with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate risk of foreign currency exposure related to the Catlin Acquisition. Following the closing of the Catlin Acquisition, the FX Forwards were settled.
In connection with the Catlin Acquisition and the FX Forwards, during the first quarter of 2015 certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments; subsequently during the second quarter, the hedging relationships were then re-established.
In the fourth quarter of 2015, the Company entered into an average rate option to mitigate the risk of foreign currency exposure to certain GBP-denominated cash flows. The option will mature in the fourth quarter of 2016. Additionally, the Company has a small forward purchase to mitigate exposure to certain NZD-denominated cash flows.
Credit Exposure
During the year ended December 31, 2015, the Company entered into a non-investment-related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At December 31, 2015, there was no reported event of default on this obligation. At December 31, 2015, the notional outstanding related to the derivative was $29.9 million and the Company had recorded a derivative asset of $0.03 million. During the year ended December 31, 2015, the Company recorded Net realized and unrealized gains of $0.1 million relating to this credit derivative. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Modified Coinsurance Funds Withheld Reinsurance Agreements - Life Retrocession Embedded Derivative
In addition, the Company has entered into the GreyCastle Life Retro Arrangements as described in Note 2(c), "Significant Accounting Policies - Total Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis," "Note 2(e), "Significant Accounting Policies - Reinsurance," and Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." The embedded derivative related to the GreyCastle Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.
The change in the value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses subsequent to May 30, 2014 as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:
(U.S. dollars in thousands)	2015	2014
Interest income - Life Funds Withheld Assets	$(193,568)	$(134,634)
Realized and unrealized gains (losses) on Life Funds Withheld Assets	180,134	(318,065)
Other	351	1,868
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(13,083)	$(450,831)
Net adjustments related to future policy benefit reserves, net of tax	$(125,747)	$(21,786)
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$(12,861)	$(15,605)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(151,691)	$(488,222)
(d) Contingent Credit Features
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

Contingent Credit Features - Summary: (U.S. dollars in thousands)	2015	2014
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$5,827	$5,770
Collateral posted to counterparty	$—	$—
16. Variable Interest Entities
At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company's business.
In 2013, the Company, along with other investors, formed a new Bermuda-based company, New Ocean Capital Management Limited ("New Ocean"), to act as an investment manager that focuses on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during the current year. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.4 million and $0.2 million at December 31, 2015 and December 31, 2014, respectively.
Also in 2013, subsequent to the formation of New Ocean, the Company, along with other investors, formed a new Bermuda-based investment company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the year ended December 31, 2015, New Ocean FCFL invested in a special purpose reinsurer, Vector Reinsurance Ltd ("Vector Re"), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from XL subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company, while investment advisory services are provided by New Ocean.

The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean Market Value Cat Fund Ltd. ("New Ocean MVCFL"), and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $175.8 million and $139.9 million as of December 31, 2015 and December 31, 2014, respectively. The Company’s shares of revenue and net income in these VIEs were not material to the Company for the twelve months ended December 31, 2015. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $70.5 million and $58.4 million as of December 31, 2015 and December 31, 2014, respectively.
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
The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively, "reinsurance assets") and in the investment fixed income portfolio.
Reinsurance Assets
The Company’s reinsurance assets result from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. For further details regarding the Company’s reinsurance assets, see Note 10, "Reinsurance."
Fixed Income Portfolio
The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of the Company's shareholders’ equity at December 31, 2015 and 2014. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds.
Broker credit risk
In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2015, 2014 and 2013, P&C gross written premiums generated from or placed by the below companies individually accounted for more than 10% of the Company’s consolidated gross written premiums from P&C operations, as follows:

(Percentage of consolidated gross written premiums from P&C operations)	2015	2014	2013
AON Corporation and subsidiaries	18%	18%	21%
Marsh & McLennan Companies	19%	20%	23%
Willis Group and subsidiaries	13%	11%	13%
These brokers are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from P&C operations in any of the three years ended December 31, 2015, 2014 and 2013.
(b) Other Investments
The Company has committed to invest in several limited partnerships and provide liquidity financing to a structured investment vehicle. At December 31, 2015, the Company has commitments, which include potential additional add-on clauses, to invest an additional $127.6 million over a weighted average period of 6.0 years.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(c) Investments in Affiliates
The Company owns a minority interest in certain closed-end hedge funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. At December 31, 2015, the Company has commitments, which include potential additional add-on clauses, to invest an additional $163.2 million over a weighted average period of 4.9 years.
(d) Properties
The Company rents space for certain of its offices under leases that expire through 2031. Total rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $71.1 million, $36.6 million and $38.7 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2016	$69,256
2017	62,517
2018	56,122
2019	51,447
2020	46,356
2021-2031	131,826
Total minimum future rentals	$417,524
During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $73.4 million and $82.8 million, and deferred a gain of $22.3 million and $25.2 million related to this lease at December 31, 2015 and 2014, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $171.6 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2016	$11,870
2017	12,167
2018	12,471
2019	12,783
2020	13,103
2021-2028	109,248
Total minimum future lease payments	$171,642
(e) Tax Matters
XL-Ireland is an Irish corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities that constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986 ("IRS Code"), regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such businesses were considered to be attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on their respective taxable income that is effectively connected with their U.S. trade or business plus an additional "branch profits" tax (at a rate as high as 30%) on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(f) Letters of Credit
At December 31, 2015 and 2014, $2.5 billion and $1.8 billion of letters of credit were outstanding, of which 50.9% and 66.2%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at December 31, 2015.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at December 31, 2015, no such disclosures were considered necessary.
(h) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts as of December 31, 2015 provide credit support for a variety of collateral types with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financial institutions. As of December 31, 2015 and December 31, 2014, the total gross claim liability recorded was nil and the contracts had a weighted average contractual term to maturity of 24.2 years and 25.2 years, respectively.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. As of December 31, 2015, there were no reported events of default on these obligations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
Ordinary Shares
The following table is a summary of ordinary shares issued and outstanding:

(in thousands)	2015	2014
Balance – beginning of year	255,183	278,253
Exercise of options	480	424
Net issuance of restricted shares	1,581	1,246
Share buybacks (1)	(12,434)	(24,740)
Issue of shares	49,935	—
Balance – end of year	294,745	255,183
____________

(1)
Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s equity compensation programs.

Ordinary Share Buybacks
On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program (the "February 2014 Program"), authorizing the purchase of up to $1.0 billion of ordinary shares, which included the amounts that remained under the previous Share Buyback Program. During the year ended December 31, 2015, the Company purchased and canceled 4.5 million ordinary shares, respectively, under the February 2014 Program for $170.0 million.
On August 6, 2015, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of ordinary shares (the "August 2015 Program"). This authorization also canceled approximately $97.6 million remaining under the February 2014 Program. During the year ended December 31, 2015, the Company purchased and canceled 7.9 million ordinary shares under the August 2015 Program for $296.7 million. As of December 31, 2015, $703.3 million remained available for purchase under the August 2015 Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
(b) Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D Preference Ordinary Shares and Series E Preference Ordinary Shares discussed in this section were issued by XL-Cayman and do not represent share capital of XL-Ireland. XL-Ireland has no preferred shares outstanding and has never issued any preferred shares.
Series D Preference Ordinary Shares
On October 15, 2011, XL-Cayman issued $350 million Series D Preference Ordinary Shares. Dividends on the Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference.
Series E Preference Ordinary Shares
On March 15, 2007, XL-Cayman issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference value of $1,000 per share (the "Series E preference ordinary shares"). The Series E preference ordinary shares are perpetual securities with no fixed maturity date and are not convertible. Dividends on the Series E preference ordinary shares are declared and paid semi-annually at a rate of $32.50 per share.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
In connection with, and effective upon, the completion of the Redomestication, XL-Ireland assumed the existing liabilities, obligations and duties of XL-Cayman under the NAC Re Corp. 1989 Stock Option Plan (the "1989 Plan"), the XL Group plc Amended and Restated 1991 Performance Incentive Program (the "1991 Program"), the XL Group plc Amended and Restated 1999 Performance Incentive Program for Employees (the "1999 Program"), the XL Group plc Directors Stock & Option Plan (the "Directors Plan"), the XL Group plc 2009 Cash Long-Term Incentive Program (the "2009 Program"), the XL Group plc Supplemental Deferred Compensation Plan (the "DC Plan," and together with the 1989 Plan, the 1991 Program, the 1999 Program, the Directors Plan and the 2009 Program, the "Programs"). Furthermore, in connection with, and effective upon, the completion of the Redomestication, the Programs were amended by XL-Cayman, among other things, to (i) provide that XL-Ireland and its Board of Directors will succeed to all powers, authorities and obligations of XL-Cayman and its Board of Directors under each Program, (ii) provide that the securities to be issued pursuant to each Program will consist of ordinary shares of XL-Ireland and (iii) otherwise to reflect the completion of the Redomestication.
(d) Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Dividend yield	2.00%	2.00%	2.00%
Risk free interest rate	1.70%	1.81%	1.14%
Volatility	21.6%	34.0%	37.0%
Expected lives	6.0 years	6.0 years	6.0 years
The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following is a summary of the activity in the stock option plans for the indicated years ended December 31:

(In thousands except for weighted average grant date fair value)	2015	2014	2013
Options granted to purchase ordinary shares under the Programs - in thousands	1,974	1,025	1,047
Weighted average grant date fair value	$6.51	$8.60	$8.34
Total intrinsic value of stock options exercised	$8,546	$7,499	$16,076
Options exercised during the year - in thousands	480	424	927
Compensation expense related to stock option plans	$8,961	$9,961	$8,294
Estimated tax benefit (charge) related to stock option plans	$—	$(2)	$50
The following is a summary of the stock options outstanding at December 31, 2015, and related activity for the year then ended:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding – beginning of year	10,525	$32.42	4.8 years	$86,690
Granted	1,974	36.43
Exercised	(480)	20.79
Canceled/Expired	(1,270)	75.34
Outstanding – end of year	10,749	$28.59	5.4 years	$121,085
Options exercisable	7,741	$26.43	4.1 years	$105,990
Available for grant (1)	6,907

____________

(1)	Available for grant includes shares that may be granted as either stock options, restricted stock, restricted stock units or performance units.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2015 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $13.6 million at December 31, 2015, which related to approximately 3.0 million options and is expected to be recognized over a weighted-average period of 1.4 years. The exercise price of the Company’s outstanding options granted is the market price of the Company’s ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 when the market price was $77.10.
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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

A summary of the restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan for the indicated years ended December 31 is as follows:

(In thousands except for weighted average grant date fair value)	2015	2014	2013
Restricted ordinary shares granted	44	46	181
Weighted average grant date fair value	$37.11	$31.86	$29.44
Aggregate grant date fair value	$1,613	$1,463	$5,325
Compensation expense related to restricted stock awards	$3,889	$5,239	$4,419
Estimated tax benefit related to restricted stock awards	$709	$1,233	$1,047
Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $0.3 million at December 31, 2015, which is related to approximately 0.3 million restricted stock awards and is expected to be recognized over one year.
Non-vested restricted stock awards at December 31, 2015 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	433	$36.41
Granted	44	$37.11
Vested	(202)	$29.08
Unvested at December 31, 2015	275	$41.90
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
A summary of the restricted stock units issued to officers of the Company and its subsidiaries for the indicated years ended December 31 is as follows:

(In thousands)	2015	2014	2013
Restricted stock units granted	1,534	1,867	1,803
Aggregate grant date fair value	$55,540	$57,134	$51,829
Compensation expense related to restricted stock units	$48,937	$41,879	$32,874
Estimated tax benefit related to restricted stock units	$13,271	$11,607	$8,813
Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $61.0 million at December 31, 2015, which is related to approximately 3.1 million restricted stock units and is expected to be recognized over 1.3 years.
Non-vested restricted stock units at December 31, 2015 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	3,248	$28.93
Granted	1,534	$36.20
Vested	(1,536)	$27.67
Forfeited	(176)	$32.45
Unvested at December 31, 2015	3,070	$32.99

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Performance Units
The performance units issued in 2015 vest after approximately three years, subject to the achievement of stated market metrics, and entitle the holder to shares of the Company’s ordinary shares. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated market metrics along with each employee’s continued service through the vesting date. Performance units issue prior to 2015 have a similar vesting schedule and range of a target number of shares, but vesting and payout are dependent upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Furthermore, performance units granted in 2015 are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting. There are no dividend rights associated with the performance units. A summary of the performance units issued to certain employees of the Company for the indicated years ended December 31 is as follows:

(In thousands)	2015	2014	2013
Performance units granted	781	572	656
Potential maximum share payout	1,563	1,144	1,312
Aggregate grant date fair value	$28,082	$16,345	$17,753
Compensation expense related to performance units	$12,942	$24,089	$1,041
Estimated tax benefit (charge) related to performance units	$1,459	$4,250	$(176)
Total unrecognized stock-based compensation expense related to non-vested performance units was approximately $27.9 million at December 31, 2015, which is related to approximately 1.9 million performance units and is expected to be recognized over 1.9 years. Non-vested restricted performance units as of December 31, 2015 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	2,540	$25.24
Granted	781	$35.94
Vested	(750)	$19.35
Forfeited	(63)	$30.03
Performance driven addition (reduction)	(627)	$27.74
Unvested at December 31, 2015	1,881	$31.02
(f) Restricted Cash Units
During the year ended December 31, 2015, the Company granted approximately 2.6 million liability-classed stock units to certain employees with an aggregate grant date fair value of approximately $94.5 million. Each liability-classed restricted stock unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one ordinary share. The grants may vest either in three equal installments upon the first, second and third anniversaries of the date of grant; or in two equal installments upon the first and second anniversaries of the date of grant. Liability-classed stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and are paid in cash contingent upon vesting.
(g) Voting
XL-Ireland’s Articles of Association restrict the voting power of any person to less than approximately 10% of the total voting power.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

19. Retirement Plans
The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.
(a) Defined contribution plans
The Company has qualified defined contribution plans that are managed externally and to which employees and the Company contribute a certain percentage of the employee’s pensionable salary each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $87.5 million, $56.6 million and $49.4 million at December 31, 2015, 2014 and 2013, respectively.
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
In addition, pursuant to agreements entered into by the Company, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements at each of December 31, 2015 and 2014 was $3.2 million representing the entire unfunded projected benefit obligations.
U.K. Plans
A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. Benefits are based on length of service and compensation as defined in the trust deed and rules.
In addition, during 2003, six individuals, four of whom are still employed by the Company in the U.K., transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a "no worse than final salary pension" guarantee in the event that they are employed by the Company until retirement, under which the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $4.8 million and $3.8 million at December 31, 2015 and 2014, respectively, representing the entire unfunded projected obligation.
In connection with the Catlin Acquisition described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the Company assumed additional assets and liabilities associated with a further U.K. defined benefit plan within Catlin. This plan has been closed to new members since 1993. The current membership consists only of pensioners and deferred members. Benefits are based on length of service and compensation.
Other European Plans
Certain contributory defined benefit pension plans exist in several European countries, most notably Germany, which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements.
The Company acquired certain defined benefit pension liabilities with the acquisition of XL GAPS in 2007. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The funded status by geographical region of all the Company’s retirement plans at December 31, 2015 and 2014 is as follows:

Funded Status (U.S. dollars in thousands)	2015	2014
U.S.	$(16,306)	$(13,124)
U.K.	(4,650)	(7,742)
Other European	(21,807)	(22,977)
Funded status – end of year	$(42,763)	$(43,843)
The status of all the Company’s retirement plans at December 31, 2015 and 2014 is as follows:

Change in projected benefit obligation (U.S. dollars in thousands)	2015	2014
Projected benefit obligation – beginning of year	$93,124	$81,976
Projected benefit obligation assumed due to Catlin Acquisition	28,414	—
Service cost (1)	1,494	1,279
Interest cost	4,382	3,747
Actuarial (gain) / loss	2,821	13,402
Benefits and expenses paid	(3,747)	(2,761)
Foreign currency (gains) / losses	(4,047)	(3,817)
Settlements	(276)	(702)
Projected benefit obligation – end of year	$122,165	$93,124
(1) Service costs include cost of living adjustments on curtailed plans.

Change in plan assets (U.S. dollars in thousands)	2015	2014
Fair value of plan assets – beginning of year	$49,281	$47,158
Fair value of plan assets acquired due to Catlin Acquisition	33,131	—
Actual return on plan assets	(119)	3,543
Employer contributions	1,775	1,187
Benefits and expenses paid	(3,305)	(1,932)
Foreign currency gains / (losses)	(1,361)	(675)
Fair value of plan assets – end of year	$79,402	$49,281
Funded status – end of year	$(42,763)	$(43,843)
Accrued pension liability	$42,763	$43,843
The components of the net benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

Components of net benefit cost (U.S. dollars in thousands)	2015	2014	2013
Service cost	$1,494	$1,279	$1,491
Interest cost	4,381	3,747	3,589
Expected return on plan assets	(3,903)	(2,859)	(3,096)
Amortization of net actuarial loss	1,617	812	1,440
Net benefit cost	$3,589	$2,979	$3,424

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

	2015			2014
	U.S. Plans	U.K. Plans	Other European Plans	U.S. Plans	U.K. Plans	Other European Plans
Net Benefit Cost – Weighted-average assumptions
Discount rate	3.91%	3.70%	2.42%	4.95%	4.60%	3.50%
Expected long-term rate of return on plan assets	6.00%	3.48%	N/A	6.50%	4.60%	N/A
Rate of compensation increase	N/A	3.96%	2.50%	N/A	5.50%	2.50%
Benefit Obligation – Weighted-average assumptions
Discount rate	4.25%	3.70%	2.42%	3.91%	4.60%	2.40%
Rate of compensation increase	N/A	3.96%	2.50%	N/A	5.50%	2.50%
The expected long-term rate of return assumption is determined by adding expected inflation to the expected long-term real rates of various asset classes taking into account expected volatility and correlation between the various asset classes.
Plan Assets
The U.S. Plan assets at December 31, 2015 consist of three new mutual funds. The first fund seeks long-term capital appreciation. The fund invests primarily in equity, Large Capital and Large Company Portfolio securities as well as Emerging Markets Assets.
The second fund invests primarily in quality corporate and U.S. governmental bonds. The fund employs a high total investment return through a combination of current income and capital appreciation.
The third fund seeks to outperform longer-duration benchmarks without excess volatility by investing primarily in longer duration, investment grade corporate and sovereign bonds.
The U.S. Plan assets at December 31, 2014 consisted of two mutual funds. The first fund employed a core bond portfolio strategy that sought maximum total return and price appreciation consistent with the preservation of capital and prudent risk taking with the focus on intermediate – term high quality bonds. The second fund sought long term growth of capital, primarily in equity securities and depository receipts of U.S. and foreign issuers.
The fair value of the U.S. Plan assets at December 31, 2015 and 2014 was $36.7 million and $38.1 million, respectively. As the investments of the retirement plan are mutual funds, they fall within Level 1 in the fair value hierarchy. The inputs and methodologies used in determining the fair value of these assets are consistent with those used to measure our assets as set out in Note 4, "Fair Value Measurements."
The U.K. pension plan assets, including those acquired as part of the Catlin Acquisition, are held in a separate trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the plans' assets and the fair value of each major category of plan assets at December 31, 2015 and 2014, as well as the potential returns of the different asset classes. The totals of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets. The assets in the plans and the expected rates of return were as follows:

(U.S. dollars in thousands, except percentages)	Expected Return on Assets for 2015	Fair Value at December 31, 2015	Expected Return on Assets for2014	Fair Value at December 31,2014
Equities	6.2%	$7,893	7.4%	$7,787
Gilts	2.4%	17,856	3.6%	1,579
Corporate Bonds	3.4%	16,915	4.6%	1,594
Other (cash)	1.8%	52	4.0%	224
Total market fair value of assets		$42,716		$11,184

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Expected Cash Flows
Under the U.S. defined benefit plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the projected unit credit cost method and different actuarial assumptions than those used for pension expense purposes. The Company’s funding policy provides that contributions to the plan shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended by the Pension Protection Act of 2006. During the fiscal year beginning January 1, 2016, the U.S. defined benefit plans expect to make contributions of $0.4 million.
The estimated future benefit payments with respect to the U.S. defined benefit pension plans are as follows:

(U.S. dollars in thousands)	Retirement Plan	Benefits Equalization Plan	Total
2016	$988	$434	$1,422
2017	$1,023	$430	$1,453
2018	$1,054	$427	$1,481
2019	$1,240	$524	$1,764
2020	$1,396	$538	$1,934
2021-2025	$9,904	$3,032	$12,936
The U.K. plan is subject to triennial funding valuations, the most recent of which was conducted as of July 1, 2012 and was reported in 2013. The $2.4 million deficit (calculated on a realistic basis) is being funded over a 10-year period.
For the further U.K. plan assumed as part of the Catlin Acquisition the most recent funding valuation was prepared as at October 31, 2013. No contributions were required following that valuation. During 2016, it is expected that no contributions will be paid to the plan.
20. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the indicated years ended December 31 are as follows:

(U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, net of tax, December 31, 2012	$1,591,210	$(121,371)	$69,399	$(20,892)	$1,674	$1,520,020
OCI before reclassifications	(742,768)	—	(62,934)	9,722	—	(795,980)
Amounts reclassified from AOCI	(119,970)	32,193	206	1,440	439	(85,692)
Tax benefit (expense)	93,960	(12)	7,870	(3,509)	—	98,309
Net current period OCI - net of tax	$(768,778)	$32,181	$(54,858)	$7,653	$439	$(783,363)
Balance, net of tax, December 31, 2013	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications (1)	954,326	—	(26,497)	(10,877)	—	916,952
Amounts reclassified from AOCI	(143,330)	14,082	87	812	255	(128,094)
Tax benefit (expense)	(43,314)	(939)	681	2,515	—	(41,057)
Net current period OCI - net of tax	$767,682	$13,143	$(25,729)	$(7,550)	$255	$747,801
Balance, net of tax, December 31, 2014	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications (1)	(474,304)	—	(33,690)	(6,100)	—	(514,094)
Amounts reclassified from AOCI	(346,911)	18,987	—	1,145	(200)	(326,979)
Tax benefit (expense)	34,195	(442)	8,375	1,103	—	43,231
Net current period OCI - net of tax	$(787,020)	$18,545	$(25,315)	$(3,852)	$(200)	$(797,842)
Balance, net of tax, December 31, 2015	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
____________

(1)
Included in these amounts is the impact of Shadow Adjustments. As of December 31, 2014, $445.1 million was recorded. During the year ended December 31, 2015, additional net impacts of $(170.7) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $274.4 million at December 31, 2015.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for indicated years ended December 31, are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	2015	2014	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(316,508)	$(175,639)	Net realized gains (losses) on investments sold
	95,344	$54,095	OTTI on investments
	(125,747)	$(21,786)	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(346,911)	$(143,330)	Total before tax
	7,597	$(1,593)	Provision (benefit) for income tax
	$(339,314)	$(144,923)	Net of tax
OTTI losses recognized in OCI:
	$18,014	$11,848	Net realized gains (losses) on investments sold
	973	$2,234	OTTI on investments transferred to (from) OCI
	$18,987	$14,082	Total before tax
	(32)	$(175)	Provision (benefit) for income tax
	$18,955	$13,907	Net of tax
Foreign Currency Translation:
Foreign exchange relating to affiliate investments	$—	$87	Exchange gains (losses) - before tax
	—	$—	Provision (benefit) for income tax
	$—	$87	Net of tax
Underfunded Pension Liability:
Pension expense	$1,145	$812	Operating Expenses
	(401)	$(206)	Provision (benefit) for income tax
	$744	$606	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(200)	$255	Interest Expense
	—	$—	Provision (benefit) for income tax
	$(200)	$255	Net of tax

Total reclassifications for the period, gross of tax	$(326,979)	(128,094)
Tax (benefit) expense	7,164	(1,974)
Total reclassifications for the period, net of tax	$(319,815)	(130,068)
21. Dividends
In 2015, two quarterly dividends of $0.16 were paid to ordinary shareholders of record at March 13 and June 15 and two quarterly dividends of $0.20 per share were paid to all ordinary shareholders of record at September 15 and December 15. In 2014, four quarterly dividends of $0.16 per share were paid to all ordinary shareholders of record at March 14, June 13, September 15 and December 15. In 2013, four quarterly dividends of $0.14 per share were paid to all ordinary shareholders of record at March 15, June 14, September 13 and December 13.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The Company paid preference shareholders for the indicated years ended December 31, as follows:

(U.S. dollars in millions)	2015	2014	2013
Series D preference ordinary shares (1) (2)	$11.8	$11.7	$12.3
Series E preference ordinary shares (3)	$65.1	$65.1	$65.1
Non-cumulative perpetual preferred shares (4)	$21.8	$—	$—
____________

(1)
On October 30, 2015, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $8.7787 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend was paid on January 15, 2016 to all shareholders of record at January 1, 2016.

(2)
On February 19, 2016, the Company announced that the Board of Directors of XL-Cayman, resolved on February 18, 2016 to pay a dividend of $9.349 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend will be paid on April 15, 2016 to all shareholders of record at April 1, 2016.

(3)
On February 19, 2016, the Company announced that the Board of Directors of XL-Cayman, resolved on February 18, 2016 to pay a dividend of $32.50 per share on XL-Cayman’s Series E Preference Ordinary Shares. The dividend will be paid on April 15, 2016 to all shareholders of record at April 1, 2016.

(4)
On January 12, 2016, the Board of Directors of Catlin-Bermuda resolved to pay a dividend in the aggregate amount of $21.8 million on CICL Prefs. The dividend was paid on January 19, 2016 to all shareholders of record at December 31, 2015.

22. Taxation
The Company's Irish operations, including the parent company XL-Ireland, are subject to income and capital gains tax in Ireland under applicable Irish law.
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
Deferred income taxes have not been accrued with respect to certain undistributed earnings of subsidiaries located outside of Ireland. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company does not assert that all earnings arising in the U.S. will be permanently reinvested in that jurisdiction and, accordingly, a provision for withholding taxes arising in respect of current period U.S. earnings has been made. No withholding taxes are accrued with respect to the earnings of the Company’s subsidiaries arising outside the U.S., as it is the intention that all such earnings, which would be subject to withholding tax, will remain reinvested indefinitely.
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

Jurisdiction	Tax Years
U.S.	2013
Ireland	2006 - 2009
Germany	2010 - 2013
France	2013 - 2014

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following table details open tax years that are open to assessment by local tax authorities, in the following major tax jurisdictions.

Jurisdiction	Tax Years
U.S.	2012 - 2015
Ireland	2006 - 2015
U.K.	2013 - 2015
Germany	2010 - 2015
Switzerland	2011 - 2015
France	2013 - 2015
The Company’s income (loss) before income tax and non-controlling interests was distributed between U.S. and non-U.S. for the years ended December 31, 2015, 2014 and 2013 as follows:

Income (loss) before income tax: (U.S. dollars in thousands)	2015	2014	2013
U.S.	$(5,931)	$228,708	$188,503
Non U.S.	1,300,109	137,027	1,025,649
Total	$1,294,178	$365,735	$1,214,152
The income tax provisions for the years ended December 31, 2015, 2014 and 2013 were as follows:

(U.S. dollars in thousands)	2015	2014	2013
Current expense (benefit):
U.S.	$(22,698)	$45,598	$49,566
Non U.S.	67,784	81,371	41,921
Total current expense (benefit)	$45,086	$126,969	$91,487
Deferred expense (benefit):
U.S.	$(63,491)	$8,572	$700
Non U.S.	(756)	(38,644)	(14,682)
Total deferred expense (benefit)	$(64,247)	$(30,072)	$(13,982)
Total tax expense (benefit)	$(19,161)	$96,897	$77,505
The applicable statutory tax rates of the most significant jurisdictions contributing to the overall taxation of the Company are:

Jurisdiction	Applicable Statutory Taxation Rates
Ireland (1)	12.50%
Ireland (1)	25.00%
Bermuda	—%
U.S.	35.00%
U.K.	20.25%
Switzerland (2)	7.83%
Switzerland (2)	21.20%
Germany	15.00%
France	38.00%
____________

(1)	The different applicable statutory taxation rates in Ireland relate to entities classified as trading or non-trading companies.

(2)	The different applicable statutory taxation rates in Switzerland relate to entities classified as trading or holding companies.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2015, 2014 and 2013 is provided below:

(U.S. dollars in thousands)	2015	2014	2013
Expected tax (benefit) provision at weighted average rate	$(50,797)	$132,775	$43,092
Permanent differences:
Non-taxable (income) loss	(23,036)	(19,870)	(50,745)
Revision to prior year estimates	7,402	2,016	8,551
State, local and foreign taxes	27,499	47,078	12,225
Valuation allowance	9,517	(181)	5,754
Net allocated investment income	(405)	3,399	5,949
Stock options	(433)	411	1,501
Non-deductible expenses	42,839	22,556	23,662
Other investment related adjustments	2,075	(2,916)	—
Adjustments related to GreyCastle Life Retro Arrangements	(35,045)	(99,535)	—
Change in tax rates	(11,877)	3,974	(2,484)
Uncertain tax positions	13,100	7,190	30,000
Total tax expense (benefit)	$(19,161)	$96,897	$77,505
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

(U.S. dollars in thousands)	2015	2014
Deferred tax asset:
Net unpaid loss reserve discount	$111,584	$90,262
Net unearned premiums	80,434	72,752
Compensation liabilities	94,013	77,578
Net operating losses	181,295	49,834
Investment adjustments	14,399	13,022
Pension	10,370	8,114
Bad debt reserve	7,425	6,626
Amortizable goodwill	5,396	6,694
Net unrealized depreciation on investments	5,051	1,484
Stock options	16,192	11,985
Depreciation	13,299	7,599
Net realized capital losses	98,756	97,189
Deferred intercompany capital losses	26,164	57,427
Untaxed Lloyd's result	3,769	7,254
Deferred acquisition costs	31,133	11,386
Currency translation adjustments	6,280	—
Other	24,977	2,282
Deferred tax asset, gross of valuation allowance	$730,537	$521,488
Valuation allowance	276,301	207,062
Deferred tax asset, net of valuation allowance	$454,236	$314,426

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	2015	2014
Deferred tax liability:
Net unrealized appreciation on investments	$51,010	$63,642
Unremitted earnings	$3,739	$5,125
Deferred acquisition costs	8,308	2,737
Currency translation adjustments	1,210	3,969
Regulatory reserves	64,352	65,965
Investment adjustment	6,373	12,061
Untaxed Lloyd’s result	—	11,422
Depreciation	11,500	—
Syndicate capacity	92,756	—
Intangible asset	40,126	—
Other	13,202	11,260
Deferred tax liability	$292,576	$176,181
Net Deferred Tax Asset	$161,660	$138,245
The deferred tax asset and liability balances presented above represent the gross deferred tax asset and liability balances across each tax jurisdiction. The deferred tax asset balances of $282.3 million and $204.5 million at December 31, 2015 and 2014, respectively, and deferred tax liability balances of $120.7 million and $66.2 million at December 31, 2015 and 2014, respectively, disclosed on the consolidated balance sheets include netting of certain deferred tax assets and liabilities within a tax jurisdiction to the extent such netting is consistent with the regulations of the tax authorities in those jurisdictions.
At December 31, 2015 and 2014, the valuation allowance of $276.3 million and $207.1 million, respectively, related primarily to net operating loss and realized capital loss carryforwards in the following jurisdictions:

Jurisdiction (U.S. dollars in thousands)	2015	2014
Switzerland	$7,818	$1,459
Ireland	93,396	72,363
U.S.	106,624	123,695
U.K.	46,732	1,632
Other	21,731	7,913
Valuation Allowance Total	$276,301	$207,062
The increase in the valuation allowance in 2015 of $69.2 million was primarily due to the inclusion of valuation allowances on the acquired business, the establishment of a valuation allowance on a U.K. subsidiary, and the increase of the existing valuation allowances as a result of the current year losses in the U.K. and Ireland primarily due to acquisition related expenses, partially offset by a reduction of a portion of the valuation allowance held against capital loss carry-forwards in the U.S, that expired in 2015.
At December 31, 2015, the Company had U.S. net operating loss carryforwards of $108.0 million ($37.8 million tax effected) which were primarily generated during 2015. Of this amount, approximately $48.3 million are subject to restrictions on timing and utilization under §382 of the IRS Code. Management has reviewed historical taxable income and future taxable income projections for its U.S. group and has determined that in its judgment, all of the U.S. net operating losses will more likely than not be realized as reductions to future taxable income prior to expiration through 2034. At December 31, 2015, the Company had U.S. realized capital loss carryforwards of approximately $190.8 million ($66.8 million tax effected). The five year limitation for the utilization of realized capital losses applies to this balance. Losses of $33.8 million will expire at the end of 2016 with another $157.0 million of realized capital losses expiring in future years through 2020. A valuation allowance of $66.8 million has been established in respect of all of these realized capital losses. At December 31, 2015, the Company also had $74.8 million of U.S. capital losses arising from a prior year sale of investments to an international affiliate ($26.2 million tax effected), against which a valuation allowance of $26.2 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains, and will not begin to expire, until the underlying assets have been sold to unrelated parties.
At December 31, 2015, net operating loss carryforwards in the U.K. were approximately $290.0 million ($58.0 million tax effected) and have no expiration. At December 31, 2015, the Company also had $7.2 million of U.K. capital losses ($1.4 million tax effected), with a valuation allowance of $46.0 million on these combined losses after consideration of deferred tax liabilities.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Management has reviewed historical taxable income for the U.K. subsidiaries with carryforward losses and has determined that in its judgment, insufficient historical positive evidence exists that the U.K. loss carryforwards will be realized as reductions to future taxable income within a reasonable period, and therefore has established a valuation allowance on these loss carryforwards. Management will continue to evaluate income generated in future periods by these U.K. subsidiaries in determining the reasonableness of its position.
At December 31, 2015, net operating loss carryforwards in Switzerland were approximately $118.9 million ($9.2 million tax effected). Losses of $1.8 million and $47.0 million will expire in 2018 and 2019, respectively, with the remaining $70.1 million expiring through 2022. A valuation allowance of $7.7 million has been established in respect of the Swiss net operating losses after considering deferred tax liability offsets.
At December 31, 2015, net operating loss carryforwards in Ireland were approximately $460.0 million ($57.5 million tax effected), with a further $122.1 million ($30.5 million tax effected) of capital losses carried forward. Although these Irish losses may be carried forward indefinitely, a valuation allowance of $88.0 million has been established in respect of all of these Irish losses due to the uncertainty surrounding any future loss utilization.
Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.
Shareholders’ equity at December 31, 2015 and 2014 reflected tax benefits of $9.2 million and $4.0 million, respectively, related to the excess of tax deductions over book compensation expense for stock awards exercised/vested by the Company's U.S. subsidiaries.
At December 31, 2015 and 2014, the Company had unrecognized tax benefits of $80.6 million and $37.2 million, respectively. If recognized, the full amount of these unrecognized tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant change in unrealized tax benefits during 2016.
The following table presents a reconciliation of the Company’s unrecognized tax benefits:

(U.S. dollars in thousands)	2015	2014	2013
Unrecognized tax benefits, beginning of the year	$37,190	$30,000	$—
Increases for tax positions taken during the year	20,370	12,182	9,591
Increases for tax positions taken in prior years (1)	38,650	15,304	20,409
Decreases for tax positions taken in prior years	(4,850)	(20,296)	—
Decreases for lapse of the applicable statute of limitations	(10,770)	—	—
Unrecognized tax benefits, end of year	$80,590	$37,190	$30,000
____________

(1)
Included in this amount is approximately $30.3 million of unrecognized tax benefits related to the Catlin Acquisition that existed as of the Acquisition Date. Of this amount, $4.8 million had been specifically identified as an unrecognized tax benefit, and the remaining $25.5 million was included in deferred tax liability. In conjunction with the Catlin Acquisition, management determined that this amount should be reclassified as an unrecognized tax benefit.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of tax expense. At December 31, 2015 and 2014, the Company had accrued interest and penalties of $0.4 million.
23. Statutory Financial Data
The Company’s ability to pay dividends or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which the Company’s principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in the Company’s credit facilities. The payment of dividends to XL-Ireland and XL-Cayman, the Company’s holding companies, and by the Company’s principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various U.S. states in which the principal operating subsidiaries are licensed to transact business and the other jurisdictions where the Company has regulated subsidiaries. In addition, XL-Ireland, our ultimate holding company, is domiciled in Ireland. Following the implementation of Solvency II on January 1, 2016, Solvency II applies at different levels of operations with different requirements. The group is regulated by Solvency II at the level of the group and our European subsidiaries are regulated by Solvency II at the subsidiary level. The Central Bank of Ireland ("CBI") is our group supervisor working in conjunction with the group's college of regulatory supervisors.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2015 and 2014 are summarized below:

(U.S. dollars in thousands)	Bermuda (1)		U.S. (2)		U.K., Europe and Other
	2015	2014	2015	2014	2015	2014
Required statutory capital and surplus	$7,722,123	$6,194,832	$747,313	$668,794	$4,445,247	$1,604,721
Actual statutory capital and surplus (3)	$11,112,176	$10,309,895	$2,234,767	$2,233,596	$6,054,122	$2,712,552
____________

(1)
Required statutory capital and surplus at December 31, 2015 represents 100% Bermuda Solvency Capital Requirement ("BSCR") level for the top Bermuda operating subsidiary, XL Insurance (Bermuda) Ltd, calculated on a consolidated basis (and therefore includes a BSCR requirement for all regions).

(2)	Required statutory capital and surplus represents 100% Risk-Based Capital level for principal U.S. operating subsidiaries.

(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.
Statutory net income (loss) for the principal operating subsidiaries of the Company for the years ended December 31, 2015, 2014 and 2013 is summarized below:

(U.S. dollars in thousands)	2015	2014	2013
Bermuda	$1,513,924	$361,022	$1,241,878
U.S.	$17,574	$155,751	$124,310
U.K., Europe and Other	$(125,758)	$215,787	$1,465
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
Management has evaluated the group and principal operating subsidiaries’ ability to maintain adequate levels of statutory capital, liquidity and rating agency capital and believes they will be able to do so. In performing this analysis, management has considered the most recent statutory capital position of each of the principal operating subsidiaries as well as the group overall, through its holding companies as a result of Solvency II group regulation effective in 2016. In addition, management has evaluated the ability of the holding companies to allocate capital and liquidity around the group as and when needed.
Bermuda Operations
In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the Bermuda Monetary Authority ("BMA") to prescribe standards for an enhanced capital requirement and a capital and solvency return with which insurers and reinsurers must comply. The BSCR employs a standard mathematical model that can relate more accurately the risks undertaken by (re)insurers to the capital that is dedicated to their business. Insurers and reinsurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2009. The Company’s capital requirements for its Bermuda principal operating subsidiaries, XLIB, XL Re and Catlin-Bermuda, under the BSCR are highlighted in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards which must be met.
Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, Class 4 (re)insurers are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus unless they file with the BMA an affidavit stating that the dividend has not caused the Class 4 (re)insurer to fail to meet its relevant margins. At December 31, 2015 and 2014, the maximum dividend that our Bermuda Class 4 (re)insurers could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $2.8 billion and $1.4 billion, respectively. No Class 4 (re)insurer may reduce its total statutory capital by 15% or more unless it has received the prior approval of the BMA, and it must also submit an affidavit stating that the proposed reduction will not cause it to fail to meet its minimum solvency margin or minimum liquidity ratio.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

U.S. Operations
The Company has two lead property and casualty subsidiaries in the U.S., XLRA and Catlin Specialty Insurance Company ("CSIC"), which are domiciled in New York and Delaware, respectively. Both XLRA and CSIC are the lead companies in their respective insurance pools. Including the pool leaders, these insurance pools include seven and three P&C companies, respectively.
Unless permitted by the New York Superintendent of Insurance, XLRA cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its "adjusted net investment income," as defined. Unless permitted by the Insurance Commissioner of the State of Delaware, CSIC cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the greater of 10 percent of statutory policyholders' surplus or 100 percent of net income excluding realized gains. The New York State and Delaware State insurance laws also provide that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2015 and 2014, XLRA had statutory earned surplus of $31.7 million and $205.5 million, respectively, while CSIC had a statutory earned deficit. At December 31, 2015, XLRA’s statutory policyholders’ surplus was $2.0 billion, and the maximum amount of dividends XLRA can declare and pay in 2016, without prior regulatory approval, is $31.7 million. At December 31, 2015, CSIC's statutory policyholders' surplus was $213.1 million, and no dividends can be declared and paid in 2016 without prior regulatory approval. At December 31, 2015 and 2014, two and none, respectively, of the seven P&C members of the XLRA insurance pool had a statutory earned deficit. At December 31, 2015, all three of the P&C members of the CSIC insurance pool had a statutory earned deficit.
International Operations
The Company’s international principal operating subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose enhanced regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, such subsidiaries must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to minimum reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in the U.K. ($3.0 billion at December 31, 2015), Switzerland ($1.8 billion at December 31, 2015) and Ireland ($1.1 billion at December 31, 2015). The Company also has sufficient capital available to meet Funds at Lloyd's requirements of approximately $1.6 billion.
Other Restrictions
XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries as noted above.
XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback its ordinary shares. While XL-Ireland’s Articles of Association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. At December 31, 2015, XL-Ireland had $2.9 billion in distributable reserves. Prospectively the ability to declare and pay dividends may also be restricted by the provisions of Solvency II as described earlier, in particular as they relate to the regulation of groups.
In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends on its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit declaring or paying dividends on the ordinary shares unless full dividends have been declared and paid on the outstanding preferred shares. Full dividends have been declared and paid on the outstanding preferred shares at December 31, 2015.
At December 31, 2015, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $11.6 million and $0.9 billion, respectively, compared to $22.4 million and $0.9 billion, respectively, at December 31, 2014.
The ability to declare and pay dividends may also be restricted by financial covenants in the Company’s credit facilities. The Company was in compliance with all covenants at December 31, 2015, and the Company currently remains in compliance.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

24. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the years ended December 31, 2015, 2014 and 2013:

(U.S. dollars in thousands, except per share amounts)	2015	2014	2013
Basic earnings per ordinary share and ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$1,207,152	$188,340	$1,059,916
Weighted average ordinary shares outstanding	286,194	267,103	287,801
Basic earnings per ordinary share and ordinary share equivalents outstanding	$4.22	$0.71	$3.68

Diluted earnings per ordinary share and ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding – basic	286,194	267,103	287,801
Impact of share based compensation	4,805	4,424	4,268
Weighted average ordinary shares outstanding – diluted	290,999	271,527	292,069
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$4.15	$0.69	$3.63
Dividends per ordinary share	$0.72	$0.64	$0.56
For the years ended December 31, 2015, 2014 and 2013, ordinary shares available for issuance under share-based compensation plans of 2.5 million, 5.5 million and 6.0 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.
25. Related Party Transactions
(a)    Investment Manager Affiliates
At December 31, 2015 and 2014, the Company owned minority stakes in six independent investment management companies ("Investment Manager Affiliates") that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. In addition, at December 31, 2015 and 2014, the company owned minority stakes in two and one independent firm(s) that provide technology and other services to alternative asset managers and allocators, respectively, and the results of the Company's interests in these enterprises are included in Investment Manager Affiliates. The Company pays fees to these Investment Manager Affiliates in exchange for them providing their services to the Company. See Note 7, "Investments in Affiliates," included herein, for further information.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the years ended December 31, 2015, 2014 and 2013, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below.

(U.S. dollars in thousands)	2015	2014	2013
Reported net premiums	$42,042	$91,261	$73,085
Reported net losses	$13,246	$38,927	$29,042
Reported net acquisition costs	$14,682	$35,711	$25,275
Results through April 1, 2015 include amounts under an assumed reinsurance contract with a wholly-owned subsidiary of ARX, an insurance operating affiliate of the Company to that date. The Company disposed of its investment in ARX on April 1, 2015, and thus, after that date, all amounts under this contract are no longer reported as related party transactions. See Note 3(d), "Acquisitions and Disposals - Sale of Operating Affiliate."
(c)    New Ocean
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean, as discussed in Note 16, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements, while investment advisory services are provided by New

Ocean. During the year ended December 31, 2015, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    New Energy
On July 24, 2015, as described in Note 3(b), "Acquisitions and Disposals - New Energy Risk," the Company completed its acquisition of 63.63% of the additional shares of New Energy for approximately $8.8 million, increasing its majority ownership of the entity to 94.79%. These shares are held within the XL Innovate Fund. A substantial portion of the additional shares were purchased at arm's length directly from the family trusts of a Company employee, based on a market valuation of New Energy performed by an independent third party provider. The remaining 5.21% of equity shares of New Energy held by the family trusts of the employee were then contributed in-kind to XL Innovate Fund based on the share price implied by the independent valuation. Such contribution was made in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund and resulted in XL Innovate Fund owning 100% of the net equity of New Energy, and the family trusts of the employee owning a 5.21% non-controlling equity interest in XL Innovate Fund. The employee serves as a member of the board of directors of both New Energy and XL Innovate Fund, and maintains responsibility over the business generated by New Energy. There were no other material transactions between the Company and this employee for the year ended December 31, 2015.
26. Unaudited Quarterly Financial Data
The following is a summary of the unaudited quarterly financial data for 2015 and 2014:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net premiums earned – P&C operations	$1,319,494	$2,063,795	$2,405,740	$2,375,155
Net premiums earned – Corporate and Other	$14,506	$18,258	$17,812	$11,665
Underwriting profit (loss) – P&C operations	$146,836	$208,779	$114,118	$183,458
Net income (loss) attributable to ordinary shareholders	$36,281	$915,039	$27,282	$228,550
Net income (loss) per ordinary share and ordinary equivalent – basic	$0.14	$3.16	$0.09	$0.77
Net income (loss) per ordinary share and ordinary equivalent – diluted	$0.14	$3.11	$0.09	$0.76
2014
Net premiums earned – P&C operations	$1,412,528	$1,438,076	$1,453,673	$1,413,161
Net premiums earned – Corporate and Other	$76,311	$58,518	$19,739	$23,064
Underwriting profit (loss) – P&C operations	$144,874	$167,947	$144,375	$218,850
Net income (loss) attributable to ordinary shareholders	$255,717	$(279,260)	$72,384	$139,499
Net income (loss) per ordinary share and ordinary equivalent – basic	$0.93	$(1.03)	$0.27	$0.54
Net income (loss) per ordinary share and ordinary equivalent – diluted	$0.91	$(1.03)	$0.27	$0.53

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in accountants within the twenty-four months ending December 31, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework (the "Framework"). Based on its assessment, management concluded that, at December 31, 2015, the Company’s internal control over financial reporting is effective based on the Framework criteria.
Although existing event-driven controls were followed related to the business combination accounting, management has excluded the former subsidiaries of the Catlin Group Limited (together "Catlin") from the scope of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The Company is in the process of integrating Catlin's operations, processes and internal controls. Catlin represented approximately 27.7% of the Company's consolidated assets as of December 31, 2015 and approximately 29.6% of the Company's consolidated revenues for the year ended December 31, 2015. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. See Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements for more information regarding the acquisition of Catlin.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting at December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in Item 15, "Exhibits and Financial Statement Schedules."
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
Certain of the information required by this item relating to the executive officers and directors of the Company may be found within Part I., Item 1. under the headings "Executive Officers of the Registrant" and "Non-Employee Directors of the Registrant." The balance of the information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") not later than 120 days after the close of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the close of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the close of the fiscal year.

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
2.1
Implementation Agreement, dated January 9, 2015, among XL Group plc, Green Holdings Limited and Catlin Group Limited, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on January 9, 2015.

2.2
Merger Agreement, dated as of January 9, 2015, among XL Group plc, Green Holdings Limited and Catlin Group Limited, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on January 9, 2015.

3.1
Amended and Restated Memorandum and Articles of Incorporation of XL Group plc, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

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

4.4
Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.5	Form of XL Group plc Ordinary Share Certificate, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
4.6
Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Ltd., dated October 27, 2006, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2011.

4.7	Form of XL Capital Ltd Global Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.8
Form of XLIT Ltd. Global Series D Preference Ordinary Share Certificate, incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 10-K (No. 1-10804)for the year ended December 31, 2011.

4.9
Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.10
First Supplemental Indenture, dated September 30, 2011, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.11
Second Supplemental Indenture, dated November 21, 2013, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 21, 2013.

4.12
Indenture, dated March 30, 2015, among XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015 (No. 1-10804).

4.13
First Supplemental Indenture, dated March 30, 2015, to the Indenture dated March 30, 0215 among XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.

4.14	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.15
Termination of March 15, 2007 Replacement Capital Covenant, dated March 30, 2015, incorporated by reference to Exhibit 4.6 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.

4.16	Replacement Capital Covenant, dated March 30, 2015, incorporated by reference to Exhibit 4.7 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.

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

10.3+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex C to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 10, 2014.
10.4+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 20, 2015.
10.5+
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

10.7+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.8+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.9+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (No. 1-10804) for the period ended December 31, 2014.
10.10+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.11+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.12+
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

10.14+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.15+
Form of Restricted Stock Unit Agreement (U.S. Citizens Subject to IRC 457A), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.

10.16+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.17+	Form of Restricted Stock Unit Agreement (Bespoke Vesting), incorporated by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q (No. 1-10804) for the period ended March 31, 2014.
10.18+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K (No. 1-10804) for the period ended December 31, 2014.
10.19+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.20
Amended and Restated Pledge Agreement dated as of December 19, 2014, as made by XL Investments Ltd., XL Re Ltd and XL Insurance (Bermuda) Ltd, as Grantors, in favor of Citibank, N.A., as Bank, which amends and restates the Pledge Agreement dated December 18, 2011, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014.

10.21+
Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 20, 2008.

10.22+
Amendment to Employment Agreement, dated as of December 2008, between XL Capital Ltd and Michael S. McGavick (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.23+
Second Amendment to Employment Agreement, dated April 26, 2013, between XL Group plc and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on April 29, 2013.

10.24+
2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.25+
2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.26+
Amended Employment Agreement, dated as of April 25, 2008, by and between XL Capital Ltd, X.L. Global Services, Inc. and James H. Veghte (amended in response to Internal Revenue Code Section 409A), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.27+
Amendment to Employment Agreement, dated as of December 16, 2009, by and between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2009.

10.28+
Form of Letter Agreement, dated December 15, 2009, relating to Employment Agreements between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2009.

10.29
Insurance Letters of Credit - Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2009.

10.30
Facility and Fee Letter dated December 30, 2014 from Citibank Europe plc to XL Insurance (Bermuda) Ltd relating to the Insurance Letters of Credit - Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.31
Amended and Restated Pledge Agreement dated as of December 19, 2014, as made by XL Insurance (Bermuda) Ltd and XL Re Ltd, as Pledgors, and Citibank plc, as Pledgee, which amends and restates the Pledge Agreement dated November 11, 2009, incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.32+
Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

10.33+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
10.34+
Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.35+
Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2010.

10.36+	XL Services U.K. Limited Profit Sharing Scheme, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-174138) filed on May 11, 2011.
10.37+
Agreement and Release dated October 30, 2014 between XL Group plc, X.L. Global Services, Inc. and James H. Veghte, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.38+	XL Group plc Executive Severance Benefit Plan effective December 11, 2014, incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
10.39+	XL Group plc Reinsurance Supplemental Long Term Cash Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 1-10804) filed on April 30, 2012.
10.40+	X.L. America, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2012.

10.41
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

10.42
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

10.43
Second Amendment, dated May 1, 2015, to the Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.44
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

10.45
First Amendment, dated February 11, 2015, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.46
Second Amendment, dated May 1, 2015, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.47
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

10.48+	Form of Director Initial Stock Option Agreement, incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2013.
10.49	Form of Director Irrevocable Undertaking, incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on January 9, 2015.
10.50
364-Day Bridge Loan Agreement, dated as of January 9, 2015, among XLIT Ltd., as borrower, XL Group plc, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 2.4 to the Company's Form 8-K (No. 1-10804) filed on January 9, 2015.

10.51
Stock Purchase Agreement, dated December 15, 2015 by and among ARX Holdings Corp., The Progressive Corporation, Fasteau Insurance Holding, LLC, Marc Fasteau, in his individual capacity and as trustee of The Marc Fasteau 2012 Irrevocable Trust and The Alexis Fasteau 2008 Irrevocable Trust, Flexpoint Fund, L.P., New Capital Partners Private Equity Fund, L.P., Gregory E. Stewart and Stewart Insurance Holdings, LLP, incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.52
Sale and Purchase Agreement, dated May 1, 2014, between GreyCastle Holdings Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.53
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.54
Retrocession Agreement, dated May 30, 2014, between XL Re Europe SE and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.55
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd (U.K. Branch) and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.56+
Letter of Assignment, dated May 27, 2015, between Stephen Catlin, XL Group plc and XL Services (Bermuda) Ltd, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.57+
Amendment, dated August 7, 2015, to the Letter of Assignment, dated May 27, 2015, between XL Group plc, XL Services (Bermuda) Ltd and Stephen Catlin, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.58+*	Letter of Appointment, dated May 8, 2015, between XL Group plc and Paul Brand.
10.59+*	Form of Letter of Assignment (Switzerland) between XL Group plc and certain executive officers.
10.60+*	Form of Letter of Assignment (U.K.) between XL Group plc and certain executive officers.
10.61+*	Form of 2015 Restricted Cash Unit Agreement.
10.62+*	Form of 2014 Restricted Cash Unit Agreement.
10.63+*	Form of Participant Agreement - XL Group Senior Executive Severance Benefit Program entered into with certain executive officers.
12*	Statements regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
24*	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of XL Group plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XL Group plc and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the former subsidiaries of Catlin Group Limited from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded the former subsidiaries of Catlin Group Limited from our audit of internal control over financial reporting. The former subsidiaries of Catlin Group Limited are wholly-owned subsidiaries whose total assets and total revenues represent 27.7% and 29.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2016

XL GROUP PLC
SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2015 AND 2014

	2015			2014
(U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities – AFS - Excluding Life Funds Withheld Assets:
U.S. Government and Government Agency-Related/Supported	$5,047,621	$5,065,637	$5,065,637	$2,100,851	$2,171,953	$2,171,953
Corporate - Financials	3,535,830	3,561,909	3,561,909	2,687,797	2,761,916	2,761,916
Corporate - Non-Financials	6,867,525	6,900,447	6,900,447	5,774,333	6,016,457	6,016,457
RMBS – Agency	3,697,756	3,757,971	3,757,971	3,625,171	3,728,576	3,728,576
RMBS – Non-Agency	319,876	328,540	328,540	404,398	427,351	427,351
CMBS	401,713	405,316	405,316	1,033,819	1,052,544	1,052,544
CDO	41,679	32,410	32,410	717,544	692,034	692,034
Other asset-backed securities	1,164,426	1,168,572	1,168,572	1,028,528	1,065,293	1,065,293
U.S. States and political subdivisions of the States	2,514,048	2,632,070	2,632,070	1,892,566	2,021,272	2,021,272
Non-U.S. Sovereign Government, Supranational and Government-Related	5,249,148	5,251,614	5,251,614	4,162,425	4,240,073	4,240,073
Total Fixed maturities – AFS	$28,839,622	$29,104,486	$29,104,486	$23,427,432	$24,177,469	$24,177,469
Equity securities	834,079	878,919	878,919	763,833	868,292	868,292
Short-term investments	618,851	617,390	617,390	257,221	256,727	256,727
Total Investments - AFS - Excluding Life Funds Withheld Assets	30,292,552	30,600,795	30,600,795	24,448,486	25,302,488	25,302,488
Fixed Maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government agency-Related/Supported	10,721	12,742	12,742	14,866	18,724	18,724
Corporate - Financials	531,016	598,236	598,236	701,587	801,019	801,019
Corporate - Non-Financials	1,132,926	1,308,628	1,308,628	1,706,262	2,016,961	2,016,961
RMBS – Agency	591	752	752	3,301	3,782	3,782
RMBS – Non-Agency	24,401	26,953	26,953	71,075	85,335	85,335
CMBS	107,968	122,481	122,481	168,886	193,167	193,167
Other asset-backed securities	132,674	149,795	149,795	238,168	273,541	273,541
Non-U.S. Sovereign Government, Supranational and Government-Related	737,735	933,516	933,516	1,397,194	1,789,036	1,789,036
Total Fixed maturities - AFS - Life Funds Withheld Assets	2,678,032	3,153,103	3,153,103	4,301,339	5,181,565	5,181,565
Total Investments - AFS	32,970,584	33,753,898	33,753,898	28,749,825	30,484,053	30,484,053
Fixed maturities - Trading
U.S. Government and Government-Related/Supported	4,957	4,990	4,990	—	—	—
Corporate - Financials	344,070	335,956	335,956	—	—	—
Corporate - Non-Financials	509,441	493,621	493,621	1,180	1,171	1,171
RMBS - Agency	370	368	368	—	—	—
CMBS	4,874	4,803	4,803	—	—	—
Other asset-backed securities	26,405	25,700	25,700	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	373,492	370,261	370,261	—	—	—
Total Fixed maturities - Trading	1,263,609	1,235,699	1,235,699	1,180	1,171	1,171
Short-term investments	60,176	60,330	60,330	—	—	—
Total investments - Trading	1,323,785	1,296,029	1,296,029	1,180	1,171	1,171
Other investments	1,197,674	1,445,793	1,433,057	1,002,871	1,265,682	1,248,439
Total investments other than investments in related parties	$35,492,043	$36,495,720	$36,482,984	$29,753,876	$31,750,906	$31,733,663
____________

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY
AT DECEMBER 31, 2015 AND 2014

(U.S. dollars in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$11,557	$22,443
Amounts due from subsidiaries	33,417	—
Investments in subsidiaries on an equity basis	11,648,673	10,195,445
Other assets	2,748	3,017
Total assets	$11,696,395	$10,220,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Amounts due to subsidiaries	$—	$166,782
Accounts payable and accrued liabilities	19,316	20,372
Total liabilities	$19,316	$187,154
Commitments and Contingencies
Shareholders’ Equity:
Class A ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2015: 294,745,045; 2014: 255,182,955)	$2,947	$2,552
Additional paid in capital	8,910,167	7,359,102
Accumulated other comprehensive income	686,616	1,484,458
Retained earnings (deficit)	2,077,349	1,187,639
Total shareholders’ equity	$11,677,079	$10,033,751
Total liabilities and shareholders’ equity	$11,696,395	$10,220,905
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	2015	2014	2013
Net investment income	$169	$275	$24
Total revenues	$169	$275	$24
Operating expenses	$46,340	$9,646	$11,699
Foreign exchange (gains) losses	(345)	127	243
Interest expense	11	5	2
Total expenses	$46,006	$9,778	$11,944
Income (loss) before income tax	$(45,837)	$(9,503)	$(11,920)
Equity in net earnings (losses) of subsidiaries (dividends were: 2015: $764,277; 2014: $858,521; 2013: $617,719)	1,253,609	197,843	1,071,836
Provision for income tax	620	—	—
Net income (loss) attributable to ordinary shareholders	$1,207,152	$188,340	$1,059,916
Net income (loss)	$1,207,152	$188,340	$1,059,916
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(530,030)	434,051	(750,755)
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	424,861	—
Change in adjustments related to future policy benefit reserves, net of tax	170,688	(400,456)	(44,660)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(421,604)	274,083	—
Change in net unrealized gains (losses) on affiliate and investments, net of tax	(6,074)	35,143	26,637
Change in OTTI losses recognized in other comprehensive income, net of tax	18,545	13,143	32,181
Change in underfunded pension liability	(3,852)	(7,550)	7,653
Change in value of cash flow hedge	(200)	255	439
Foreign currency translation adjustments	(25,315)	(25,729)	(54,858)
Comprehensive income (loss)	$409,310	$936,141	$276,553
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	2015	2014	2013
Net income (loss)	$1,207,152	$188,340	$1,059,916
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(1,253,609)	(197,843)	(1,071,836)
Share based compensation (1)	74,431	81,287	46,489
Amounts due to (from) subsidiaries	(200,199)	(23,819)	104,590
Dividends received from subsidiaries	764,277	858,521	617,719
Other	(30,584)	(10,632)	(16,570)
Total adjustments	$(645,684)	$707,514	$(319,608)
Net cash provided by (used in) operating activities	$561,468	$895,854	$740,308
Cash flows provided by (used in) investing activities:
Purchase of Catlin Group Limited	$(2,287,579)	$—	$—
Proceeds from sale of subsidiary	2,317,699	—	—
Returns of capital from subsidiaries	65,037	79,086	84,589
Net cash provided by (used in) investing activities	$95,157	$79,086	$84,589
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$9,976	$6,367	$12,623
Dividends paid	(208,516)	(169,620)	(160,155)
Buybacks of ordinary shares	(468,971)	(801,953)	(675,617)
Net cash provided by (used in) financing activities	$(667,511)	$(965,206)	$(823,149)
Net change in cash and cash equivalents	(10,886)	9,734	1,748
Cash and cash equivalents – beginning of period	22,443	12,709	10,961
Cash and cash equivalents – end of period	$11,557	$22,443	$12,709
____________

(1)	Includes cash collected from subsidiaries in the amounts of $60.1 million, $59.2 million and $33.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013.
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE FINANCIAL STATEMENTS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
2. Dividends and Returns of Capital
For the indicated years ended December 31, XL Group plc received dividends and/or returns of capital from XLIT Ltd. a wholly-owned subsidiary.

(U.S. dollars in million)	2015	2014	2013
Dividends and returns of capital	$829	$940	$702
3. Commitments and Guarantees
See Item 8, Note 17, "Commitments and Contingencies," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

XL GROUP PLC
SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2015
Life reinsurance in force (1)	$—	$62,290,992	$63,158,304	$867,312	N/M
Premiums Earned:
Property and casualty operations	$7,717,173	$3,018,410	$3,465,421	$8,164,184	42.4%
Life operations	—	247,675	309,916	62,241	497.9%
Total premiums earned	$7,717,173	$3,266,085	$3,775,337	$8,226,425	45.9%
2014
Life reinsurance in force (1)	$—	$46,947,677	$68,854,340	$21,906,663	314.3%
Premiums Earned:
Property and casualty operations	$5,173,403	$1,799,294	$2,343,329	$5,717,438	41.0%
Life operations	—	155,804	333,436	177,632	187.7%
Total premiums earned	$5,173,403	$1,955,098	$2,676,765	$5,895,070	45.4%
2013
Life reinsurance in force (1)	$—	$378,391	$77,917,632	$77,539,241	100.5%
Premiums Earned:
Property and casualty operations	$4,966,207	$1,315,369	$2,363,261	$6,014,099	39.3%
Life operations	—	28,920	324,342	295,422	109.8%
Total premiums earned	$4,966,207	$1,344,289	$2,687,603	$6,309,521	42.6%
____________

(1)	Represents the sum face value outstanding of the in force life reinsurance policies.

*	N/M - Not Meaningful

XL GROUP PLC
SCHEDULE VI
SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(U.S. dollars in thousands)	Deferred Acquisition Costs and Value of Business Acquired	Reserves for Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2015	$893,111	$25,439,744	$7,043,383	$8,164,184	$644,312	$5,072,830	$(306,630)	$5,374,652	$1,306,654	$7,888,824
2014	$357,067	$19,353,243	$3,973,159	$5,717,438	$642,492	$3,513,465	$(255,072)	$3,821,335	$724,003	$5,767,209
2013	$537,473	$20,481,065	$3,846,568	$6,014,099	$671,071	$4,021,353	$(289,889)	$3,828,139	$882,658	$5,903,982

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2016
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK
Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	February 26, 2016
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

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2016
Michael S. McGavick
/s/ PETER R. PORRINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
Peter R. Porrino
/s/ RAMANI AYER	Director	February 26, 2016
Ramani Ayer
/s/ STEPHEN J. O. CATLIN	Executive Deputy Chairman and Director	February 26, 2016
Stephen J. O. Catlin
/s/ DALE R. COMEY	Director	February 26, 2016
Dale R. Comey
/s/ CLAUS-MICHAEL DILL	Director	February 26, 2016
Claus-Michael Dill
/s/ ROBERT R. GLAUBER	Director	February 26, 2016
Robert R. Glauber
/s/ EDWARD J. KELLY, III	Director	February 26, 2016
Edward J. Kelly, III
/s/ SUZANNE B. LABARGE	Director	February 26, 2016
Suzanne B. Labarge
/s/ JOSEPH MAURIELLO	Director	February 26, 2016
Joseph Mauriello
/s/ EUGENE M. MCQUADE	Director and Chairman of the Board of Directors	February 26, 2016
Eugene M. McQuade
/s/ CLAYTON S. ROSE	Director	February 26, 2016
Clayton S. Rose
/s/ ANNE STEVENS	Director	February 26, 2016
Anne Stevens
/s/ SIR JOHN VEREKER	Director	February 26, 2016
Sir John Vereker