Form 10-Q
period 2016-03-31
XL GROUP PLC
filed 2016-05-06
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
As of May 3, 2016, there were 284,669,984 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	March 31, 2016	December 31, 2015
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2016 - $31,444,747; 2015 - $31,517,654)	$32,647,573	$32,257,589
Equity securities, at fair value (cost: 2016 - $831,543; 2015 - $834,079)	878,407	878,919
Short-term investments, at fair value (amortized cost: 2016 - $317,939; 2015 - $618,851)	317,304	617,390
Total investments available for sale	$33,843,284	$33,753,898
Fixed maturities, at fair value (amortized cost: 2016 - $1,367,908; 2015 - $1,263,609)	$1,409,583	$1,235,699
Short-term investments, at fair value (amortized cost: 2016 - $26,949; 2015 - $60,176)	26,959	60,330
Total investments, trading	$1,436,542	$1,296,029
Investments in affiliates	1,953,711	1,708,899
Other investments	1,453,890	1,433,057
Total investments	$38,687,427	$38,191,883
Cash and cash equivalents	2,820,897	3,256,236
Restricted cash	161,019	154,992
Accrued investment income	291,016	312,667
Deferred acquisition costs and value of business acquired	1,057,941	890,568
Ceded unearned premiums	2,255,664	1,821,793
Premiums receivable	6,041,000	4,712,493
Reinsurance balances receivable	469,009	418,666
Unpaid losses and loss expenses recoverable	5,374,604	5,262,706
Receivable from investments sold	65,471	231,158
Goodwill and other intangible assets	2,233,597	2,210,266
Deferred tax asset	245,927	282,311
Other assets	942,120	937,199
Total assets	$60,645,692	$58,682,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$25,913,484	$25,439,744
Deposit liabilities	1,170,595	1,168,376
Future policy benefit reserves	4,020,602	4,163,500
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2016 - $3,574,716; 2015 - $3,719,131)	998,391	914,629
Unearned premiums	8,217,539	7,043,358
Notes payable and debt	2,653,895	2,644,970
Reinsurance balances payable	2,583,962	2,117,727
Payable for investments purchased	74,476	130,060
Deferred tax liability	105,589	120,651
Other liabilities	1,239,441	1,285,460
Total liabilities	$46,977,974	$45,028,475
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2016 - 286,273,358; 2015 - 294,745,045)	$2,863	$2,947
Additional paid in capital	8,608,726	8,910,167
Accumulated other comprehensive income	1,094,557	686,616
Retained earnings	1,982,598	2,077,349
Shareholders’ equity attributable to XL Group plc	$11,688,744	$11,677,079
Non-controlling interest in equity of consolidated subsidiaries	1,978,974	1,977,384
Total shareholders’ equity	$13,667,718	$13,654,463
Total liabilities and shareholders’ equity	$60,645,692	$58,682,938
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except per share data)	2016	2015
Revenues:
Net premiums earned	$2,354,610	$1,334,000
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	164,326	158,094
Net investment income - Life Funds Withheld Assets	41,560	50,419
Total net investment income	$205,886	$208,513
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading ("Trading") - Life Funds Withheld Assets:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	11,164	15,178
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(19,582)	(10,515)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	2	(61)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	34,416	52,738
OTTI on investments - Life Funds Withheld Assets	(2,346)	(5,209)
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	69,096	760
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	$92,750	$52,891
Net realized and unrealized gains (losses) on derivative instruments	(3,622)	16,521
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(236,080)	(229,367)
Income (loss) from investment fund affiliates	(4,579)	35,329
Fee income and other	8,262	4,728
Total revenues	$2,417,227	$1,422,615
Expenses:
Net losses and loss expenses incurred	$1,382,485	$769,827
Claims and policy benefits	4,937	19,387
Acquisition costs	403,267	153,696
Operating expenses	515,381	325,656
Foreign exchange (gains) losses	(33,819)	27,390
Interest expense	52,303	51,438
Total expenses	$2,324,554	$1,347,394
Income (loss) before income tax and income (loss) from operating affiliates	$92,673	$75,221
Income (loss) from operating affiliates	12,650	22,668
Provision (benefit) for income tax	22,295	24,218
Net income (loss)	$83,028	$73,671
Non-controlling interests	61,143	37,390
Net income (loss) attributable to ordinary shareholders	$21,885	$36,281
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	291,969	255,724
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	296,666	260,704
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.07	$0.14
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.07	$0.14
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2016	2015
Net income (loss) attributable to ordinary shareholders	$21,885	$36,281
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	363,883	60,345
Change in adjustments related to future policy benefit reserves, net of tax	17,035	60,356
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	51,990	37,115
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(9,707)	15,865
Change in OTTI losses recognized in other comprehensive income, net of tax	2,267	9,858
Change in underfunded pension liability, net of tax	(1,049)	975
Change in value of cash flow hedge	(39)	95
Foreign currency translation adjustments, net of tax	(16,439)	36,103
Comprehensive income (loss)	$429,826	$256,993
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2016	2015
Ordinary Shares:
Balance - beginning of year	$2,947	$2,552
Issuance of ordinary shares	15	15
Buybacks of ordinary shares	(99)	(1)
Exercise of stock options	—	1
Balance - end of period	$2,863	$2,567
Additional Paid in Capital:
Balance - beginning of year	$8,910,167	$7,359,102
Issuance of ordinary shares	7	6
Buybacks of ordinary shares	(301,354)	(1,573)
Exercise of stock options	490	1,771
Share-based compensation	(584)	1,832
Balance - end of period	$8,608,726	$7,361,138
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$686,616	$1,484,458
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	363,883	60,345
Change in adjustments related to future policy benefit reserves, net of tax	17,035	60,356
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	51,990	37,115
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(9,707)	15,865
Change in OTTI losses recognized in other comprehensive income, net of tax	2,267	9,858
Change in underfunded pension liability, net of tax	(1,049)	975
Change in value of cash flow hedge	(39)	95
Foreign currency translation adjustments, net of tax	(16,439)	36,103
Balance - end of period	$1,094,557	$1,705,170
Retained Earnings (Deficit):
Balance - beginning of year	$2,077,349	$1,187,639
Net income (loss) attributable to ordinary shareholders	21,885	36,281
Dividends on ordinary shares	(58,714)	(41,599)
Buybacks of ordinary shares	(54,447)	(393)
Share-based compensation	(3,475)	(6,746)
Balance - end of period	$1,982,598	$1,175,182
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,977,384	$1,402,015
Non-controlling interests - contributions	882	2,569
Non-controlling interests - distributions	(3,030)	(4,175)
Non-controlling interests	3,679	1,957
Non-controlling interest share in change in accumulated other comprehensive income (loss)	59	—
Balance - end of period	$1,978,974	$1,402,366
Total Shareholders’ Equity	$13,667,718	$11,646,423
See accompanying Notes to Unaudited Consolidated Financial Statements

-XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$83,028	$73,671
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(92,750)	(52,891)
Net realized and unrealized (gains) losses on derivative instruments	3,622	(16,521)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	236,080	229,367
Amortization of premiums (discounts) on fixed maturities	47,505	35,998
(Income) loss from investment and operating affiliates	19,797	(45,467)
Share-based compensation	20,707	18,295
Depreciation and amortization	22,592	10,907
Accretion of deposit liabilities	12,055	10,044
Changes in:
Unpaid losses and loss expenses	330,160	77,832
Future policy benefit reserves	(59,858)	(49,279)
Funds withheld on GreyCastle life retrocession arrangements, net	(121,272)	(169,569)
Unearned premiums	1,148,149	655,733
Premiums receivable	(1,322,085)	(517,881)
Unpaid losses and loss expenses recoverable	(82,729)	(148,962)
Ceded unearned premiums	(436,332)	(146,049)
Reinsurance balances receivable	(49,781)	10,057
Deferred acquisition costs and value of business acquired	(156,373)	(72,340)
Reinsurance balances payable	460,982	84,261
Deferred tax asset - net	(7,945)	14,119
Derivatives	17,863	141,754
Other assets	(47,084)	(31,407)
Other liabilities	(155,826)	(94,545)
Other	(41,618)	17,851
Total adjustments	$(254,141)	$(38,693)
Net cash provided by (used in) operating activities	$(171,113)	$34,978
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$3,772,077	$1,473,941
Proceeds from redemption of fixed maturities and short-term investments	949,221	1,053,739
Proceeds from sale of equity securities	62,895	189,473
Purchases of fixed maturities and short-term investments	(4,325,679)	(2,835,304)
Purchases of equity securities	(55,411)	(94,141)
Proceeds from sale of affiliates	41,538	77,916
Purchases of affiliates	(247,049)	(29,037)
Purchase of Allied International Holdings, Inc., net of cash acquired	(69,745)	—
Change in restricted cash	(6,027)	—
Other	82,141	(32,141)
Net cash provided by (used in) investing activities	$203,961	$(195,554)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$491	$1,772
Buybacks of ordinary shares	(355,901)	(1,966)
Dividends paid on ordinary shares	(57,861)	(40,922)
Distributions to non-controlling interests	(27,857)	(7,172)
Contributions from non-controlling interests	883	2,569
Proceeds from the issuance of debt	—	980,600
Deposit liabilities	(8,546)	(38,788)
Net cash provided by (used in) financing activities	$(448,791)	$896,093
Effects of exchange rate changes on foreign currency cash	(19,396)	(47,397)
Increase (decrease) in cash and cash equivalents	$(435,339)	$688,120
Cash and cash equivalents - beginning of period	3,256,236	2,521,814
Cash and cash equivalents - end of period	$2,820,897	$3,209,934
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the "Company" include XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries.
These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
On February 29, 2016, the Company announced a proposal to change the parent holding company's place of incorporation to Bermuda from Ireland. To effect the redomestication, XL Group Ltd, a wholly-owned subsidiary of XL-Ireland and a Bermuda exempted company ("XL-Bermuda"), would replace XL-Ireland as the ultimate holding company of the XL group of companies, and XL-Ireland's ordinary shareholders would receive one common share of XL-Bermuda in exchange for each ordinary share of XL-Ireland held by them. The Company expects to submit the proposal for redomestication, along with related proposals, to its shareholders in the next several months and complete the transaction in the third quarter of 2016. The proposed redomestication will be subject to approval by the Company's ordinary shareholders and sanctioning by the High Court of Ireland. In addition, the proposed redomestication could be abandoned by the Company prior to its completion for any reason, including if any necessary regulatory approvals are not obtained. XL-Bermuda will continue to be registered with the U.S. Securities and Exchange Commission (the "SEC") and be subject to SEC reporting requirements applicable to domestic registrants. Further, if approved, XL-Bermuda will be subject to the applicable corporate governance rules of the New York Stock Exchange ("NYSE"), and will report its financial results in U.S. dollars and under U.S. generally accepted accounting principles, in addition to any reporting requirements under Bermuda law. XL-Bermuda's shares will continue to trade on the NYSE under the ticker symbol "XL". The Company does not expect the redomestication to have a material impact on the Company's financial condition, results of operations, including its global effective tax rate, or cash flows. If, and only if, the proposed redomestication is consummated, XL-Ireland will be liquidated and following the effectiveness of such liquidation, XL-Ireland's direct, wholly-owned subsidiary XLIT Ltd ("XL-Cayman"). will become a direct, wholly-owned subsidiary of XL-Bermuda. If the proposed redomestication is consummated the liquidation of XL-Ireland is expected to occur at the end of 2016 or beginning of 2017.
On May 1, 2015, the Company completed its acquisition of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. For further information, see Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In May 2014, the Company ceded the majority of its life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest (the "Life Funds Withheld Assets"). The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments. For further information, see Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies
(a) Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning the accounting for financial instruments. The guidance retains the basic existing framework for accounting for financial instruments under GAAP, while achieving limited convergence with IFRS in this area. The guidance: (1) requires equity investments (except consolidated entities and those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, although equity instruments without a readily determinable fair value may be measured at cost less impairment with an adjustment for observable price changes; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for non-public business entities; (4) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial statements; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of asset in the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for the amendment relating to presentation of the change in the fair value of a liability resulting from a change in instrument-specific credit risk and should be applied as of the beginning of the fiscal year of adoption. All of the amendments from this update should be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except the amendments related to impairment of equity securities without readily determinable fair values. The Company is currently evaluating the impact of this guidance, but expects that it will have an effect on results of operations as mark to market movements will prospectively impact net income. The Company does not expect this new guidance to have a material impact on the Company's financial condition or cash flows.
In February 2016, the FASB issued an accounting standards update concerning the accounting for leases. The most significant change to existing GAAP created by this standard will be the lessee recognition of lease assets and lease liabilities for those leases classified as operating. The core principle of this guidance stipulates that a lessee should recognize in the statement of financial position, initially measured at the present value of the lease payments, both a liability for contractual payments due under the lease, and an asset representing its right to use the underlying leased asset for the lease term ("right-of-use asset"). For financing leases, interest on the lease liability should be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income. Additionally, as regards the presentation of financing lease activities within the statement of cash flows, repayments of the principal portion of the lease liability should be classified within financing activities, while payments of interest on the lease liability should be classified within operating activities. For operating leases, a single net lease cost should be recognized over the lease term, generally on a straight-line basis, and all cash payments related to the lease should be classified within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and therefore recognize lease expense for such leases on a straight-line basis over the lease term. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will substantively continue to account for leases that commence before the effective date in accordance with existing GAAP, except that a right-of-use asset and a lease liability must be recorded for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were previously tracked and disclosed. The Company is currently evaluating the impact of this guidance, but expects that it will have an effect on the Company's financial condition as new assets and liabilities related to operating leases are likely to be recorded as a result of adoption. The Company does not expect this new guidance to have a material impact on the Company's results of operations or cash flows.
In March 2016, the FASB issued an accounting standards update concerning the accounting for equity method investments. The amendments in this update require that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of that date. Additionally, if the investment was previously accounted for as an available-for sale security, an entity also shall

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

immediately recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (“AOCI”) as of that date. Thus, this new treatment is eliminating existing GAAP rules requiring retroactive adjustment of an entity’s investments, results of operations and retained earnings when an existing investment qualifies for the equity method of accounting. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied prospectively upon their effective date. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, but does not expect this new guidance to have a material impact on the Company's financial condition, results of operations or cash flows.
In March 2016 as part of its simplification initiative, the FASB issued an accounting standards update concerning the accounting for several aspects of employee share-based payment awards including: income tax consequences, classification of awards as either equity or liabilities, classification of items in the statement of cash flows, and certain expedients that entities can now elect regarding estimates and assumptions in this area. Regarding the accounting for income taxes, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit (regardless of whether the benefit reduces taxes payable in the current period) in the income statement, as opposed to additional paid-in capital as current GAAP prescribes. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Regarding the classification of awards, the update changes the threshold to qualify for equity classification from the employer's minimum statutory withholding requirements to the maximum statutory tax rates in the applicable jurisdictions. Regarding the classification of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, while cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. As regards new expedients which can be elected related to estimates and assumptions in this area of accounting, the only one allowable for public business entities is that they may now make an entity-wide accounting policy election to either estimate the number of share-based payment awards that are expected to vest (which is current GAAP) or account for forfeitures as they occur. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted so long as all the amendments in the update are adopted in the same period. The amendments within the guidance related to the recognition of excess tax benefits and tax deficiencies in the income statement as opposed to in paid-in capital should be applied prospectively. The amendments related to the statement of cash flows presentation of excess tax benefits may be adopted either prospectively or retrospectively, while the amendments related to the presentation of employee taxes paid must be applied retrospectively. The remaining amendments - relating to the timing of when excess tax benefits are recognized, the change in the threshold for equity versus liability classification of certain awards, and the allowable policy election regarding forfeitures - should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is currently evaluating the impact of this guidance, but expects it will have an impact on the Company's financial position, results of operations and cash flows upon adoption.
3. Acquisitions and Disposals
(a)    Allied Acquisition
Overview
On February 1, 2016, the Company announced that its indirect, wholly-owned subsidiary, XL Reinsurance America Inc. ("XLRA"), completed the acquisition ("Allied Acquisition") of Allied International Holdings, Inc. ("Allied"). Allied is the holding company of Allied Specialty Insurance, Inc. and T.H.E. Insurance Company, a leading insurer of the outdoor entertainment industry in the U.S.
Acquisition Consideration
The Company made an initial payment of $75.6 million to acquire Allied. Additional contingent consideration then will be paid based on production and underwriting profitability over a three year period subsequent to the acquisition date. The target payments of contingent consideration range from $7.5 million to $30.0 million. The Company currently believes the fair market value of these payments to be $15.0 million, resulting in total consideration of $90.6 million recorded for the acquisition.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Allied based on estimated fair values on the acquisition date. The fair value of the net assets acquired and liabilities assumed was $76.7 million, which includes indefinite-lived intangible assets of $8.0 million and other intangible assets of $6.0 million, which will be amortized over their estimated useful lives. Other adjustments to the historical carrying value of acquired assets and liabilities included: estimating the fair value of net loss and loss expense reserves at the present value of expected net loss and loss adjustment expense

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

payments plus a risk premium, estimating the value of the business acquired at the present value of expected underwriting profits with net unearned premiums plus a risk margin less policy servicing costs, and estimating the fair value of real estate assets at appraised market values. In conjunction with the transaction, the Company recognized goodwill of $13.9 million which is primarily attributable to the acquiree's underwriting expertise in a niche specialty risk business. The Company has allocated all of the $13.9 million of goodwill to its Insurance segment. See Note 8, "Goodwill and Other Intangible Assets," for further information.
The allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available within the measurement period, which cannot exceed 12 months from the Acquisition Date. The fair value recorded for these items may be subject to adjustments, which may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.
(b)     New Energy Risk
On July 24, 2015, the Company purchased an additional 63.63% interest in New Energy Risk Inc. ("New Energy"), a provider of insurance risk management solutions within the alternative energy sector. A substantial portion of the additional shares were purchased directly from the family trusts of a Company employee who is responsible for managing the business generated by New Energy. Prior to the additional purchase, the Company held a 31.16% ownership interest in New Energy, which was accounted for as an equity method investment. The subsequent purchase raised the Company's ownership stake to 94.79%, which is deemed a controlling financial interest, and hence, the Company now consolidates New Energy. Subsequent to the additional purchase, the family trusts of the employee contributed their remaining 5.21% ownership interest in New Energy to XL Innovate Fund, LP ("XL Innovate Fund"), the entity that holds the Company's New Energy shares, in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund. See Note 11, "Related Party Transactions," for further details of these transactions.
The Company paid approximately $8.8 million to acquire the additional interest in New Energy, and realized a gain of approximately $2.5 million, included within income from operating affiliates, in order to reflect the appropriate fair value adjustment to its existing investment previously accounted for under the equity method. The assets and liabilities of New Energy are now reflected in the consolidated financial statements of the Company based on their fair value as of the acquisition date, while Goodwill of approximately $13.4 million was recorded in conjunction with the transaction. See Note 8, "Goodwill and Other Intangible Assets," for a further discussion of the goodwill recorded in conjunction with the acquisition.
(c)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), the Company completed its acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin Group Limited ("Catlin") for approximately $4.1 billion. For further information, see Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available within the measurement period, which cannot exceed 12 months from the Acquisition Date. The fair value recorded for these items may be subject to adjustments, which may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.
As part of the purchase price allocation, the Company adjusted the historical carrying value of the acquired assets and liabilities based on estimated fair values at the Acquisition Date. An explanation of the significant adjustments for fair value that are being amortized to net income is as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force as of the Acquisition Date expire. The Company has included $59.6 million in acquisition expenses related to the amortization of the value of business acquired during the three months ended March 31, 2016.

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

Transaction-related Costs
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2015	$16,127	$16,969	$818	$23,375	$57,289
Costs incurred in 2016	16,758	8,006	6,103	24,120	54,987
2016 payments	16,535	17,466	1,040	16,303	51,344
Liabilities at March 31, 2016	$16,350	$7,509	$5,881	$31,192	$60,932
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
XL Re received $560.6 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. Thus, the Company recorded a gain of $340.4 million as a result of this transaction.

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
The Company performs regular reviews of the prices received from our third party valuation sources to assess whether the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations that are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, comparisons of executed sales prices to prior valuations, regular deep dives on a sample of securities across our major asset classes and monthly reconciliations between the valuations provided by external parties and valuations provided by third party investment managers at a portfolio level.
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
For further information about the Company's fair value measurements, see Item 8, Note 2(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 4, "Fair Value Measurements," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy:

March 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2016
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported ("U.S. Government")	$—	$4,532,047	$44,940	$—	$4,576,987
Corporate - Financials	—	3,660,732	43,583	—	3,704,315
Corporate - Non Financials	—	7,091,329	181	—	7,091,510
Residential mortgage-backed securities – Agency ("RMBS - Agency")	—	4,364,154	2,853	—	4,367,007
Residential mortgage-backed securities – Non-Agency ("RMBS - Non-Agency")	—	302,843	—	—	302,843
Commercial mortgage-backed securities ("CMBS")	—	325,485	—	—	325,485
Collateralized debt obligations ("CDOs")	—	—	21,729	—	21,729
Other asset-backed securities (1)	—	1,158,698	4,200	—	1,162,898
U.S. States and political subdivisions of the States	—	2,584,747	—	—	2,584,747
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported ("Non-U.S. Governments")	—	5,546,695	—	—	5,546,695
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$29,566,730	$117,486	$—	$29,684,216
Equity securities, at fair value	532,672	345,735		—	878,407
Short-term investments, at fair value (1)	—	317,304	—	—	317,304
Total investments AFS - Excluding Funds Withheld Assets	$532,672	$30,229,769	$117,486	$—	$30,879,927
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$12,692	$—	$—	$12,692
Corporate - Financials	—	547,279	—	—	547,279
Corporate - Non Financials	—	1,269,262	—	—	1,269,262
RMBS – Agency	—	733	—	—	733
RMBS – Non-Agency	—	25,829	—	—	25,829
CMBS	—	108,914	—	—	108,914
Other asset-backed securities	—	121,721	—	—	121,721
Non-U.S. Governments	—	876,927	—	—	876,927
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,963,357	$—	$—	$2,963,357
Total investments - AFS, at fair value	$532,672	$33,193,126	$117,486	$—	$33,843,284
Fixed maturities - Trading
U.S. Government	$—	$15,267	$—	$—	$15,267
Corporate - Financials	—	382,755	—	—	382,755
Corporate - Non Financials	—	558,284	—	—	558,284
RMBS – Agency	—	1,869	—	—	1,869
CMBS	—	4,760	—	—	4,760
Other asset-backed securities	—	25,615	—	—	25,615
Non-U.S. Governments	—	421,033	—	—	421,033
Total fixed maturities - Trading, at fair value	$—	$1,409,583	$—	$—	$1,409,583
Short-term investments, at fair value (1)	—	26,959	—	—	$26,959
Total investments, Trading	$—	$1,436,542	$—	$—	$1,436,542

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2016
Cash equivalents (2)	295,962	881,157	—	—	1,177,119
Cash equivalents - Life Funds Withheld Assets (2)	—	92,444	—	—	92,444
Other investments (3)	—	1,011,336	301,095	—	1,312,431
Other assets (4)	—	56,118	20,486	(37,870)	38,734
Total assets accounted for at fair value	$828,634	$36,670,723	$439,067	$(37,870)	$37,900,554
Liabilities
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$681,811	$—	$—	$681,811
Financial instruments sold, but not yet purchased (6)	2,180	—	—	—	2,180
Other liabilities (4)	—	58,350	30,338	(37,870)	50,818
Total liabilities accounted for at fair value	$2,180	$740,161	$30,338	$(37,870)	$734,809

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$5,020,574	$45,063	$—	$5,065,637
Corporate - Financials	—	3,508,224	53,685	—	$3,561,909
Corporate - Non Financials	—	6,900,259	188	—	$6,900,447
RMBS - Agency	—	3,754,894	3,077	—	$3,757,971
RMBS - Non-Agency	—	328,540	—	—	$328,540
CMBS	—	405,316	—	—	$405,316
CDOs	—	2	32,408	—	$32,410
Other asset-backed securities	—	1,150,715	17,857	—	$1,168,572
U.S. States and political subdivisions of the States	—	2,632,070	—	—	$2,632,070
Non-U.S. Government	—	5,251,614	—	—	$5,251,614
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,952,208	$152,278	$—	$29,104,486
Equity securities, at fair value	528,581	350,338	—	—	878,919
Short-term investments, at fair value (1)	—	617,390	—	—	617,390
Total investments AFS - Excluding Funds Withheld Assets	$528,581	$29,919,936	$152,278	$—	$30,600,795
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$12,742	$—	$—	$12,742
Corporate - Financials	—	598,236	—	—	$598,236
Corporate - Non Financials	—	1,308,628	—	—	$1,308,628
RMBS – Agency	—	752	—	—	$752
RMBS – Non-Agency	—	26,953	—	—	$26,953
CMBS	—	122,481	—	—	$122,481
Other asset-backed securities	—	149,795	—	—	$149,795
Non-U.S. Government	—	933,516	—	—	$933,516
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$3,153,103	$—	$—	$3,153,103
Total investments - AFS, at fair value	$528,581	$33,073,039	$152,278	$—	$33,753,898

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Fixed maturities - Trading
U.S. Government	$—	$4,990	$—	$—	$4,990
Corporate - Financials	—	335,956	—	—	$335,956
Corporate - Non Financials	—	493,621	—	—	$493,621
RMBS – Agency	—	368	—	—	$368
CMBS	—	4,803	—	—	$4,803
Other asset-backed securities	—	25,700	—	—	$25,700
Non-U.S. Government	—	370,261	—	—	$370,261
Total fixed maturities - Trading, at fair value	$—	$1,235,699	$—	$—	$1,235,699
Short-term investments, at fair value (1)	—	60,330	—	—	$60,330
Total investments, Trading	$—	$1,296,029	$—	$—	$1,296,029
Cash equivalents (2)	437,742	830,924	—	—	$1,268,666
Cash equivalents - Life Funds Withheld Assets (2)	517	100,757	—	—	$101,274
Other investments (3)	—	1,008,176	283,550	—	$1,291,726
Other assets (4)	—	69,914	19,400	(3,087)	$86,227
Total assets accounted for at fair value	$966,840	$36,378,839	$455,228	$(3,087)	$37,797,820
Liabilities
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$463,915	$—	$—	$463,915
Financial instruments sold, but not yet purchased (6)	347	—	—	—	$347
Other liabilities (4)	—	16,304	29,191	(3,087)	$42,408
Total liabilities accounted for at fair value	$347	$480,219	$29,191	$(3,087)	$506,670
____________

(1)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/Supported securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, and a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $141.5 million as of March 31, 2016 and $141.3 million as of December 31, 2015, are carried at amortized cost. For further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(4)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid, see Note 7, "Derivative Instruments."

(5)
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the GreyCastle Life Retro Arrangements described in Note 1, "Basis of Preparation and Consolidation," accrue to the benefit of GCLR.

(6)	Financial instruments sold, but not yet purchased, represent "short sales" and are included within "Payable for investments purchased" on the balance sheets.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Level 2 Asset Valuations
U.S. Government, Corporate - Financials, Corporate - Non Financials and Non-U.S. Government
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
There were no significant transfers between Level 1 and Level 2 during each of the three months ended March 31, 2016 and 2015.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three months ended March 31, 2016 and 2015 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at March 31, 2016 and 2015, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2016 and 2015, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Other investments
Included within the other investments component of the Company’s Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions that may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Derivative instruments
Derivative instruments recorded within other liabilities and classified within Level 3 include credit derivatives sold that provide protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification and guaranteed minimum income benefits embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.
The calculation of the change in fair value of the embedded derivative associated with the GreyCastle Life Retro Arrangements includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in “Funds withheld on GreyCastle life retrocession arrangements, net of future policy benefit reserves recoverable” on the consolidated balance sheets. The fair value of the embedded derivative is considered a Level 2 valuation.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2016
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$45,063	$53,685	$188	$3,077
Realized gains (losses)	(37)	53	—	(3)
Movement in unrealized gains (losses)	593	(39)	(1)	7
Purchases and issuances	—	169	—	—
Sales	—	—	—	—
Settlements	(679)	—	(6)	(228)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(10,285)	—	—
Fixed maturities to short-term investments classification change		—	—	—
Balance, end of period	$44,940	$43,583	$181	$2,853
Movement in total gains (losses) above relating to instruments still held at the reporting date	$554	$15	$(1)	$4

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$32,408	$17,857
Realized gains (losses)	—	—	41	1,049
Movement in unrealized gains (losses)	—	—	5,257	(2,758)
Purchases and issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(15,977)	(11,948)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$21,729	$4,200
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$5,297	$(1,708)

(U.S. dollars in thousands)	Non-US Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$283,550	$(9,791)
Realized gains (losses)	—	—	5,807	—
Movement in unrealized gains (losses)	—	—	(2,717)	(61)
Purchases and issuances	—	—	13,779	—
Sales	—	—	—	—
Settlements	—	—	(14,818)	—
Transfers into Level 3	—	—	15,494	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$301,095	$(9,852)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$3,090	$(61)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2015
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$—	$—	$5,894	$1,910
Realized gains (losses)	—	—	(1)	—
Movement in unrealized gains (losses)	—	—	48	(1)
Purchases and issuances (1)	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(80)	(89)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$5,861	$1,820
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$48	$(1)

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$687,958	$5,288
Realized gains (losses)	—	—	36	(1)
Movement in unrealized gains (losses)	—	—	5,555	2
Purchases and issuances (1)	—	—	—	—
Sales	—	—	(155,085)	—
Settlements	—	—	(41,541)	(3,045)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$496,923	$2,244
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$2,668	$—

(U.S. dollars in thousands)	Non-US Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$185,083	$(9,764)
Realized gains (losses)	—	—	1,302	—
Movement in unrealized gains (losses)	—	—	(1,827)	158
Purchases and issuances (1)	—	—	6,793	—
Sales	—	—	—	—
Settlements	—	—	(1,254)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—
Balance, end of period	$—	$—	$190,097	$(9,606)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$(524)	$158

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values as of March 31, 2016 and December 31, 2015. All of these fair value estimates are considered Level 2 fair value measurements.

	March 31, 2016		December 31, 2015
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$141,459	$153,844	$141,329	$154,065
Deposit liabilities	$1,171,655	$1,478,856	$1,168,376	$1,436,210
Notes payable and debt	2,645,647	2,815,562	2,644,970	2,805,152
Financial Liabilities	$3,817,302	$4,294,418	$3,813,346	$4,241,362
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 38.0 basis points and 26.5 basis points as of March 31, 2016 and December 31, 2015, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the underwriting results of the acquired businesses from the Acquisition Date through March 31, 2016 are included in the Company's Insurance or Reinsurance segment, as appropriate.
The Company’s general investment and financing operations are reflected in "Corporate and Other." Subsequent to the transaction described in Note 1, "Basis of Preparation and Consolidation," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the Run-Off Life Operations not subject to the GreyCastle Life Retro Arrangements are also reported within Corporate and Other.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments, except as noted below. Investment assets related to the Company’s Run-Off Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or in Corporate and Other. The following tables summarize the segment results for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,503,972	$1,855,343	$4,359,315	$68,911	$4,428,226
Net premiums written	1,503,934	1,557,661	3,061,595	3,164	3,064,759
Net premiums earned	1,593,874	757,572	2,351,446	3,164	2,354,610
Less: Net losses and loss expenses (2)	999,592	382,893	1,382,485	4,937	1,387,422
Less: Acquisition costs (2)	225,458	176,348	401,806	1,461	403,267
Less: Operating expenses (3)	312,432	79,234	391,666	218	391,884
Underwriting profit (loss)	$56,392	$119,097	$175,489	$(3,452)	$172,037
Net investment income - excluding Life Funds Withheld Assets (4)			143,131	8,533	151,664
Net investment income - Life Funds Withheld Assets				41,560	41,560
Net results from structured products (5)	1,222	748	1,970	—	1,970
Net fee income and other (6)	(3,862)	837	(3,025)	302	(2,723)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			(11,160)	2,744	(8,416)
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	101,166	101,166
Net realized and unrealized gains (losses) on derivative instruments			—	(3,622)	(3,622)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(236,080)	(236,080)
Net income (loss) from investment fund affiliates and operating affiliates			—	8,071	8,071
Gain on sale of operating affiliate				—	—
Less: Exchange (gains) losses			—	(33,819)	(33,819)
Less: Corporate operating expenses			—	112,510	112,510
Contribution from P&C and Corporate and Other			306,405	(159,469)	146,936
Less: Interest expense (7)				41,613	41,613
Less: Non-controlling interests				61,143	61,143
Less: Income tax expense				22,295	22,295
Net income (loss) attributable to ordinary shareholders					$21,885
Ratios – P&C operations: (8)
Loss and loss expense ratio	62.7%	50.5%	58.8%
Underwriting expense ratio	33.8%	33.8%	33.7%
Combined ratio	96.5%	84.3%	92.5%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $12.7 million and $10.7 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,654,747	$825,662	$2,480,409	$74,951	$2,555,360
Net premiums written	1,089,108	747,635	1,836,743	14,506	1,851,249
Net premiums earned	962,306	357,188	1,319,494	14,506	1,334,000
Less: Net losses and loss expenses	616,947	152,880	769,827	19,387	789,214
Less: Acquisition costs	80,387	71,492	151,879	1,817	153,696
Less: Operating expenses (2)	208,457	42,495	250,952	931	251,883
Underwriting profit (loss)	$56,515	$90,321	$146,836	$(7,629)	$139,207
Net investment income - excluding Life Funds Withheld Assets (3)			132,808	10,210	143,018
Net investment income - Life Funds Withheld Assets				50,419	50,419
Net results from structured products (4)	2,905	2,120	5,025	—	5,025
Net fee income and other (5)	(7,465)	825	(6,640)	132	(6,508)
Loss on sale of life reinsurance subsidiary			—	—	—
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			5,807	(1,205)	4,602
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	48,289	48,289
Net realized and unrealized gains (losses) on derivative instruments			—	16,521	16,521
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(229,367)	(229,367)
Net income (loss) from investment fund affiliates and operating affiliates			—	57,997	57,997
Less: Exchange (gains) losses			—	27,390	27,390
Less: Corporate operating expenses			—	62,443	62,443
Contribution from P&C and Corporate and Other			283,836	(144,466)	139,370
Less: Interest expense (6)				41,481	41,481
Less: Non-controlling interests				37,390	37,390
Less: Income tax expense				24,218	24,218
Net income (loss) attributable to ordinary shareholders					$36,281
Ratios – P&C operations: (7)
Loss and loss expense ratio	64.1%	42.8%	58.3%
Underwriting expense ratio	30.0%	31.9%	30.6%
Combined ratio	94.1%	74.7%	88.9%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(3)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $15.1 million and $10.0 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$332,954	$43,155	$—	$376,109
Casualty	420,212	154,739	—	574,951
Property catastrophe	—	205,301	—	205,301
Property	359,633	254,399	—	614,032
Specialty	367,352	36,193	—	403,545
Other (1)	113,723	63,785	—	177,508
Total P&C Operations	$1,593,874	$757,572	$—	$2,351,446
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	3,164	3,164
Total Corporate and Other	$—	$—	$3,164	$3,164
Total	$1,593,874	$757,572	$3,164	$2,354,610

Three Months Ended March 31, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$266,410	$35,008	$—	$301,418
Casualty	341,317	58,208	—	399,525
Property catastrophe	—	94,073	—	94,073
Property	172,539	131,224	—	303,763
Specialty	171,878	18,075	—	189,953
Other (1)	10,162	20,600	—	30,762
Total P&C Operations	$962,306	$357,188	$—	$1,319,494
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$(1)	$(1)
Run-off Life operations - Other Life	—	—	14,507	14,507
Total Corporate and Other	$—	$—	$14,506	$14,506
Total	$962,306	$357,188	$14,506	$1,334,000
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in AOCI, of the Company’s AFS investments as of March 31, 2016 and December 31, 2015, were as follows:

		Included in AOCI
March 31, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government	$4,483,796	$101,066	$(7,875)	$4,576,987	$—
Corporate - Financials	3,656,521	75,341	(27,547)	3,704,315	—
Corporate - Non Financials	6,935,636	210,829	(54,955)	7,091,510	—
RMBS – Agency	4,259,838	112,260	(5,091)	4,367,007	—
RMBS – Non-Agency	303,377	20,313	(20,847)	302,843	(52,025)
CMBS	317,886	10,324	(2,725)	325,485	(1,163)
CDO	25,845	2	(4,118)	21,729	(1,208)
Other asset-backed securities	1,154,679	19,123	(10,904)	1,162,898	(1,027)
U.S. States and political subdivisions of the States	2,436,400	149,140	(793)	2,584,747	—
Non-U.S. Governments	5,442,418	161,392	(57,115)	5,546,695	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,016,396	$859,790	$(191,970)	$29,684,216	$(55,423)
Total short-term investments - Excluding Life Funds Withheld Assets	317,939	433	(1,068)	317,304	—
Total equity securities	831,543	93,517	(46,653)	878,407	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,165,878	$953,740	$(239,691)	$30,879,927	$(55,423)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$10,315	$2,377	$—	$12,692	$—
Corporate - Financials	486,901	60,378	—	547,279	—
Corporate - Non Financials	1,058,886	210,376	—	1,269,262	—
RMBS – Agency	597	136	—	733	—
RMBS – Non-Agency	23,172	2,657	—	25,829	—
CMBS	92,586	16,328	—	108,914	—
Other asset-backed securities	105,635	16,086	—	121,721	—
Non-U.S. Governments	650,259	226,668	—	876,927	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,428,351	$535,006	$—	$2,963,357	$—
Total investments - AFS	$32,594,229	$1,488,746	$(239,691)	$33,843,284	$(55,423)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$5,047,621	$52,355	$(34,339)	$5,065,637	$—
Corporate - Financials	3,535,830	49,535	(23,456)	3,561,909	—
Corporate - Non Financials	6,867,525	130,568	(97,646)	6,900,447	—
RMBS – Agency	3,697,756	77,776	(17,561)	3,757,971	—
RMBS – Non-Agency	319,876	25,644	(16,980)	328,540	(54,200)
CMBS	401,713	7,933	(4,330)	405,316	(1,182)
CDOs	41,679	4	(9,273)	32,410	(1,208)
Other asset-backed securities	1,164,426	17,665	(13,519)	1,168,572	(1,144)
U.S. States and political subdivisions of the States	2,514,048	125,395	(7,373)	2,632,070	—
Non-U.S. Government	5,249,148	100,383	(97,917)	5,251,614	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,839,622	$587,258	$(322,394)	$29,104,486	$(57,734)
Total short-term investments - Excluding Life Funds Withheld Assets	$618,851	$967	$(2,428)	$617,390	$—
Total equity securities - Excluding Life Funds Withheld Assets	$834,079	$89,993	$(45,153)	$878,919	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,292,552	$678,218	$(369,975)	$30,600,795	$(57,734)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$10,721	$2,021	$—	$12,742	$—
Corporate - Financials	531,016	67,220	—	598,236	—
Corporate - Non Financials	1,132,926	175,702	—	1,308,628	—
RMBS – Agency	591	161	—	752	—
RMBS – Non-Agency	24,401	2,552	—	26,953	—
CMBS	107,968	14,513	—	122,481	—
Other asset-backed securities	132,674	17,121	—	149,795	—
Non-U.S. Governments	737,735	195,781	—	933,516	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,678,032	$475,071	$—	$3,153,103	$—
Total investments - AFS	$32,970,584	$1,153,289	$(369,975)	$33,753,898	$(57,734)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The cost (amortized cost for fixed maturities and short-term investments) and fair value of the Company’s Trading investments at December 31, 2016 and 2015, were as follows:

March 31, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$15,567	$15,267
Corporate - Financials	379,848	382,755
Corporate - Non Financials	549,458	558,284
RMBS – Agency	1,917	1,869
CMBS	4,675	4,760
Other asset-backed securities	25,457	25,615
Non-U.S. Governments	390,986	421,033
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,367,908	$1,409,583
Total short-term investments - Trading - Life Funds Withheld Assets	$26,949	$26,959
Total investments - Trading - Life Funds Withheld Assets	$1,394,857	$1,436,542

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$4,957	$4,990
Corporate - Financials	344,070	335,956
Corporate - Non Financials	509,441	493,621
RMBS – Agency	370	368
CMBS	4,874	4,803
Other asset-backed securities	26,405	25,700
Non-U.S. Governments	373,492	370,261
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,263,609	$1,235,699
Total short-term investments - Trading - Life Funds Withheld Assets	$60,176	$60,330
Total investments - Trading - Life Funds Withheld Assets	$1,323,785	$1,296,029
As of March 31, 2016 and December 31, 2015, approximately 2.1% and 2.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 18.3% and 14.7% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, as of March 31, 2016 and December 31, 2015, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed income securities at March 31, 2016 and December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$2,156,182	$2,151,862	$2,106,851	$2,104,106
Due after 1 through 5 years	13,787,996	14,020,514	14,051,494	14,143,461
Due after 5 through 10 years	5,622,857	5,828,464	5,680,830	5,740,954
Due after 10 years	1,387,736	1,503,414	1,374,997	1,423,156
	$22,954,771	$23,504,254	$23,214,172	$23,411,677
RMBS – Agency	4,259,838	4,367,007	3,697,756	3,757,971
RMBS – Non-Agency	303,377	302,843	319,876	328,540
CMBS	317,886	325,485	401,713	405,316
CDOs	25,845	21,729	41,679	32,410
Other asset-backed securities	1,154,679	1,162,898	1,164,426	1,168,572
Total mortgage and asset-backed securities	$6,061,625	$6,179,962	$5,625,450	$5,692,809
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,016,396	$29,684,216	$28,839,622	$29,104,486
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$78,629	$88,560	$81,700	$92,921
Due after 1 through 5 years	361,106	391,528	386,810	416,743
Due after 5 through 10 years	470,386	547,171	491,621	558,805
Due after 10 years	1,296,240	1,678,901	1,452,267	1,784,653
	$2,206,361	$2,706,160	$2,412,398	$2,853,122
RMBS – Agency	597	733	591	752
RMBS – Non-Agency	23,172	25,829	24,401	26,953
CMBS	92,586	108,914	107,968	122,481
Other asset-backed securities	105,635	121,721	132,674	149,795
Total mortgage and asset-backed securities	$221,990	$257,197	$265,634	$299,981
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,428,351	$2,963,357	$2,678,032	$3,153,103
Total fixed maturities - AFS	$31,444,747	$32,647,573	$31,517,654	$32,257,589

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016		December 31, 2015
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$8,177	$8,831	$4,573	$5,096
Due after 1 through 5 years	290,320	291,356	278,163	272,220
Due after 5 through 10 years	314,590	320,720	280,487	277,920
Due after 10 years	722,772	756,432	668,737	649,592
	$1,335,859	$1,377,339	$1,231,960	$1,204,828
RMBS – Agency	1,917	1,869	370	368
CMBS	4,675	4,760	4,874	4,803
Other asset-backed securities	25,457	25,615	26,405	25,700
Total mortgage and asset-backed securities	$32,049	$32,244	$31,649	$30,871
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,367,908	$1,409,583	$1,263,609	$1,235,699
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Note 1, "Basis of Preparation and Consolidation." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of March 31, 2016 and December 31, 2015, the Company had $19.0 billion and $18.3 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities as of March 31, 2016 and December 31, 2015 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
March 31, 2016 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$465,423	$(4,923)	$96,406	$(2,984)
Corporate – Financials	588,595	(18,228)	141,508	(9,330)
Corporate – Non Financials	930,465	(29,994)	287,849	(25,073)
RMBS – Agency	151,135	(1,128)	327,657	(3,963)
RMBS – Non-Agency	35,930	(1,867)	175,881	(18,980)
CMBS	31,661	(255)	55,310	(2,470)
CDOs	12,368	(509)	9,359	(3,609)
Other asset-backed securities	282,395	(2,113)	60,638	(8,791)
U.S. States and political subdivisions of the States	91,846	(379)	15,528	(414)
Non-U.S. Governments	965,976	(22,116)	370,747	(35,912)
Total fixed maturities and short-term investments - AFS	$3,555,794	$(81,512)	$1,540,883	$(111,526)
Total equity securities	$365,368	$(46,653)	$—	$—

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2015 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$3,762,869	$(29,339)	$89,113	$(5,044)
Corporate – Financials	1,641,021	(13,280)	102,022	(10,192)
Corporate – Non Financials	3,275,270	(73,069)	227,527	(24,706)
RMBS – Agency	1,065,055	(10,046)	221,211	(7,515)
RMBS – Non-Agency	19,614	(1,104)	180,146	(15,876)
CMBS	118,605	(1,561)	78,651	(2,769)
CDOs	12,311	(516)	20,096	(8,757)
Other asset-backed securities	572,671	(5,252)	57,563	(8,268)
U.S. States and political subdivisions of the States	565,055	(6,609)	12,259	(765)
Non-U.S. Governments	1,921,286	(53,440)	474,929	(46,714)
Total fixed maturities and short-term investments - AFS	$12,953,757	$(194,216)	$1,463,517	$(130,606)
Total equity securities	$356,742	$(45,153)	$—	$—
The Company had gross unrealized losses totaling $239.7 million on 1,934 securities out of a total of 8,763 held as of March 31, 2016 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended March 31,
(U.S. dollars in thousands)	2016	2015
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$61,227	$62,300
Gross realized losses on investments sold	(50,063)	(47,122)
OTTI on investments, net of amounts transferred to other comprehensive income	(19,580)	(10,576)
	$(8,416)	$4,602
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$62,850	$53,128
Gross realized losses on investments sold	(28,434)	(390)
OTTI on investments, net of amounts transferred to other comprehensive income	(2,346)	(5,209)
Net unrealized gains (losses) on trading securities	$69,096	$760
	$101,166	$48,289
Total net realized gains (losses) on investments	$92,750	$52,891
The significant components of the net impairment charges of $19.6 million for investments excluding Life Funds Withheld Assets for the three months ended March 31, 2016 were:

▪	$9.8 million related to certain high yield securities where we determined that the likely recovery on these securities was below the carrying value.

▪	$7.0 million related to certain equities that were in a loss position for more than 11 months or impaired by more than 50% of their amortized cost.

▪
$0.6 million for structured securities, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

▪	$0.3 million related to certain U.S. Municipal securities that we no longer intend to hold for a period sufficient to recover their fair value to amortized cost.

▪	$1.9 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities for which a portion of the OTTI loss was recognized in OCI and that were held by the Company as of the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended March 31,
(U.S. dollars in thousands)	2016	2015
Opening balance as of beginning of indicated period	$73,469	$131,942
Credit loss impairment recognized in the current period on securities not previously impaired	10,567	7,560
Credit loss impairments previously recognized on securities that matured, paid down, prepaid or were sold during the period	(4,877)	(28,539)
Additional credit loss impairments recognized in the current period on securities previously impaired	230	141
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,410)	(2,646)
Balance as of March 31,	$76,979	$108,458
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
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,216,823	$50,707	$1,001,752	$54,387	$1,667,585	$64,289	$674,976	$11,941
Total derivatives designated as hedging instruments	$1,216,823	$50,707	$1,001,752	$54,387	$1,667,585	$64,289	$674,976	$11,941
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Foreign exchange exposure	199,007	2,501	46,628	534	102,234	2,888	144,707	1,702
Credit exposure	5,000	414	70,682	11,869	8,433	652	71,614	12,067
Financial market exposure	5	4	28,480	1,384	37	77	26,500	417

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016				December 31, 2015
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Other Non-Investment Derivatives:
Foreign exchange contracts	188,400	2,492	—	—	194,566	2,009	—	—
Credit exposure	—	—	30,090	28	29,874	31	—	—
Guaranteed minimum income benefit contract	49,562	20,486	49,562	20,486	46,032	19,368	46,032	19,368
Modified coinsurance funds withheld contracts (2)	58,719	—	4,556,696	—	60,667	—	4,620,879	—
Total derivatives not designated as hedging instruments	$500,693	$25,897	$4,782,138	$34,301	$441,843	$25,025	$4,909,732	$33,554
Total derivatives		$76,604		$88,688		$89,314		$45,495
Counterparty netting		(37,870)		(37,870)		(3,087)		(3,087)
Total derivatives net of counterparty netting (1)		38,734		50,818		86,227		42,408
Cash collateral held/paid (3)		(5,520)		(4,230)		(30,958)		—
Total derivatives as recorded in the balance sheets		$33,214		$46,588		$55,269		$42,408
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

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount as of March 31, 2016 is the cumulative net realized and unrealized loss on life retrocession embedded derivative of $681.8 million.

(3)
As of March 31, 2016, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $5.5 million for derivatives in an asset position and paid cash collateral of $4.2 million for derivatives in a liability position. As of December 31, 2015, the Company held cash collateral related to foreign currency derivative position and certain other derivative positions of $31.0 million for derivatives in an asset position and paid cash collateral of nil for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the unaudited consolidated balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.

(a) Derivative Instruments Designated as Fair Value Hedges
The Company may designate certain of its derivative instruments as fair value hedges or cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets and liabilities. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis, and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.
The Company may use foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations. For the three months ended March 31, 2016, there is no exposure to fair value hedges.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity as of March 31, 2016 and 2015 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Deposit Liabilities March 31,
(U.S. dollars in thousands)	2016	2015
Cumulative reduction to interest expense	$106,056	$97,705
Remaining balance	127,139	135,490
Weighted average years remaining to maturity	21.2	22.2

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2016 and 2015, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three months ended March 31, 2016 and 2015:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended March 31,
(U.S. dollars in thousands)	2016	2015
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,234,748	$628,941
Derivative gains (losses) (1)	(11,515)	66,770
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three months ended March 31, 2016 and 2015:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended March 31,
(U.S. dollars in thousands)	2016	2015
Investment Related Derivatives:
Interest rate exposure	$781	$9,637
Foreign exchange exposure	(670)	(1,362)
Credit exposure	(163)	82
Financial market exposure	(1,010)	3,041
Other Non-Investment Derivatives:
Foreign exchange contracts	(1,181)	2,059
Credit exposure	(303)	1,346
Modified coinsurance funds withheld contract	(1,076)	1,718
Net realized and unrealized gains (losses) on derivative instruments	$(3,622)	$16,521

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(236,080)	$(229,367)
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
(c)(ii) Other Non-Investment Derivatives
Foreign Exchange Contracts
On January 9, 2015, the Company entered into the FX Forwards with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate risk of foreign currency exposure related to the Catlin Acquisition. Following the closing of the Catlin Acquisition, the FX Forwards were settled.
In connection with the Catlin Acquisition and the FX Forwards, during 2015, certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments; subsequently during the second quarter, the hedging relationships were then re-established.
In the fourth quarter of 2015, the Company entered into an average rate option to mitigate the risk of foreign currency exposure to certain cash flows denominated in U.K. sterling. The option will mature in the fourth quarter of 2016. Additionally, the Company has a small forward purchase to mitigate exposure to certain cash flows denominated in New Zealand dollars.
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. As of March 31, 2016, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Modified Coinsurance Funds Withheld Reinsurance Agreements - Life Retrocession Embedded Derivative
In addition, the Company has entered into GreyCastle Life Retro Arrangements, as described in Note 1, "Basis of Preparation and Consolidation." The embedded derivative related to the GreyCastle Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.
The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended March 31,
(U.S. dollars in thousands)	2016	2015
Underwriting profit (loss) (1)	$—	$603
Net investment income - Life Funds Withheld Assets	41,560	50,419
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	34,416	52,738
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	69,096	760
OTTI on investments - Life Funds Withheld Assets	(2,346)	(5,209)
Exchange gains (losses)	11,119	3,684
Other income and expenses	(146)	(1,298)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(236,080)	(229,367)
Net income (loss)	$(82,381)	$(127,670)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	51,990	37,115
Change in adjustments related to future policy benefit reserves, net of tax	17,035	60,356
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	13,356	30,802
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$82,381	$128,273
Comprehensive income (loss)	$—	$603
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the three months ended March 31, 2015 relating to the GreyCastle Life Retro Arrangements transaction. Excluding this transaction, the impact to comprehensive income relating to the GreyCastle Life Retro Arrangements was nil for the three months ended March 31, 2015.

As shown in the table above, although the Company's net income (loss) is subject to variability related to the GreyCasstle Life Retro Arrangements, there is minimal net impact on the Company's comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales on the Life Funds Withheld Assets.
The change in the value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses are as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended March 31,
(U.S. dollars in thousands)	2016	2015
Interest income - Life Funds Withheld Assets	$(43,110)	$(50,996)
Realized and unrealized gains (losses) - Life Funds Withheld Assets	(174,932)	(152,830)
Other	146	96
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(217,896)	$(203,730)
Net adjustments related to future policy benefit reserves, net of tax	(22,053)	(11,954)
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	3,869	(13,683)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(236,080)	$(229,367)
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

in a liability position and any collateral posted under these agreements as of March 31, 2016 and December 31, 2015 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	March 31, 2016	December 31, 2015
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$19,038	$5,827
Collateral posted to counterparty	$600	$—
8. Goodwill and Other Intangible Assets
The Company has goodwill and intangible assets of $2.2 billion at March 31, 2016 and December 31, 2015.
In the first quarter of 2016, as a result of the transaction described in Note 3(a), "Acquisitions and Disposals - Allied Acquisition," the Company recognized additional intangible assets of $14.0 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill in the amount of $13.9 million.
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
In the second quarter of 2015, as a result of the transaction described in Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company recognized additional intangible assets of $988.0 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill in the amount of $794.0 million.
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the three months ended March 31, 2016:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2015	$1,213,630	$682,859	$313,777	$2,210,266
Additions	13,946	8,000	6,000	27,946
Amortization	—	—	(5,588)	(5,588)
Foreign Currency Translation	1,496	1,701	(2,224)	973
Balance at March 31, 2016	$1,229,072	$692,560	$311,965	$2,233,597
9. Share Capital
(a) Authorized and Issued
Buybacks of Ordinary Shares
On August 6, 2015, XL-Ireland announced that its Board of Directors approved a share buyback program, authorizing the purchase of up to $1.0 billion of ordinary shares (the "August 2015 Program"). During the three months ended March 31, 2016, the Company purchased and canceled 10.0 million ordinary shares under the August 2015 Program for $355.1 million. As of March 31, 2016, $348.2 million remained available for purchase under the August 2015 Program.
(b) Stock Plans
The Company's performance incentive programs provide for grants of stock options, restricted stock, equity-classed restricted stock units, liability-classed restricted stock units, performance units and stock appreciation rights. Share-based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period,

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 18, "Share Capital," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the Company's performance incentive programs and associated accounting.
During the three months ended March 31, 2016, the Company granted approximately 2.2 million stock options with a weighted-average grant date fair value of $5.99 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.37%
Volatility	21.7%
Expected lives	6.0 years
During the three months ended March 31, 2016, the Company granted approximately 1.1 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $38.3 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share, and grants may vest in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
During the three months ended March 31, 2016, the Company granted approximately 1.8 million liability-classed cash units to certain employees with an aggregate grant date fair value of approximately $61.3 million. Each liability-classed restricted cash unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one ordinary share. The grants may vest either in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and are paid in cash contingent upon vesting.
During the three months ended March 31, 2016, the Company granted approximately 0.7 million performance units (representing a potential maximum share payout of approximately 1.5 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $25.6 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting. Performance units issued in 2015 had different performance metrics, please see Item 8, Note 18, "Share Capital," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt at March 31, 2016 and December 31, 2015:

(U.S. dollars in thousands)	March 31, 2016		December 31, 2015
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	$300,000	$298,183	$300,000	$298,015
5.75% Senior Notes due 2021	400,000	397,630	400,000	397,523
6.375% Senior Notes due 2024	350,000	349,057	350,000	349,029
4.45% Subordinated Notes due 2025	500,000	492,723	500,000	492,521
6.25% Senior Notes due 2027	325,000	323,257	325,000	323,218
Trust Preferred Securities, face amount $8m, due 2035	8,248	8,248	—	—
5.25% Senior Notes due 2043	300,000	296,328	300,000	296,294
5.5% Subordinated Notes due 2045	500,000	488,469	500,000	488,370
Total debt carrying value	$2,683,248	$2,653,895	$2,675,000	$2,644,970
_______________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $1.4 billion at March 31, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financing needs. However, at March 31, 2016 and December 31, 2015, $526.5 million and $527.1 million, respectively, were utilized under these facilities to issue letters of credit, leaving $823.5 million and $822.9 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent March 31, 2016 and December 31, 2015 accreted values.
With the exception of the trust preferred securities assumed as a result of the Allied Acquisition, as described below, all outstanding debt of the Company at March 31, 2016 and December 31, 2015 was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
As a result of the Allied Acquisition described in Note 3(a), "Acquisitions and Disposals - Allied Acquisition," the Company assumed $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%. The Company has given notice that these securities will be retired at the next interest payment date on June 15, 2016.
XL-Cayman and the Company were in compliance with all covenants at March 31, 2016, and XL-Cayman and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s letter of credit facilities and revolving credit facilities as of March 31, 2016 and December 31, 2015 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	March 31, 2016 (1)	December 31, 2015 (1)
Available letter of credit facilities - commitments	$4,503,617	$4,463,041
Available letter of credit facilities - in use (2)	$2,548,085	$2,515,653
Collateralized by certain assets of the Company’s investment portfolio	51.3%	50.9%
____________

(1)	As of March 31, 2016 and December 31, 2015, there were fifteen available credit facilities

(2)
As of March 31, 2016 and December 31, 2015 the stated portion of allowable credit facilities permitted to be utilized for revolving loans was $1.4 billion. However, as of March 31, 2016 and December 31, 2015, $526.5 million and $527.1 million, respectively, of such facilities' limits were utilized to issue letters of credit, leaving $823.5 million and $822.9 million, respectively, available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

For details regarding the facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
11. Related Party Transactions
(a)    Investment Manager Affiliates
At March 31, 2016 and 2015, the Company owned minority stakes in six independent investment management companies ("Investment Manager Affiliates") that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. In addition, the company owned minority stakes in two independent firms as of March 31, 2016 and one independent firm as of March 31, 2015, that provide technology and other services to alternative asset managers and allocators. The results of the Company's interests in these enterprises are included in Investment Manager Affiliates. The Company pays fees to these Investment Manager Affiliates in exchange for them providing their services to the Company. See Item 8, Note 7, "Investments in Affiliates," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three months ended March 31, 2016 and 2015, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended March 31,
	2016	2015
Reported net premiums	$24,016	$27,076
Reported net losses	$12,060	$9,100
Reported net acquisition costs	$11,604	$9,012
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
(c)    New Ocean
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management Limited, a Bermuda based company ("New Ocean"), as discussed in Note 12, "Variable Interest Entities". Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean. During the

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

three months ended March 31, 2016, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    New Energy
On July 24, 2015, as described in Note 3(b), "Acquisitions and Disposals - New Energy Risk," the Company completed its acquisition of an additional 63.63% of the shares of New Energy for approximately $8.8 million, increasing its ownership of the entity to a majority portion of 94.79%. These shares are held within the XL Innovate Fund. A substantial portion of the additional shares were purchased directly from the family trusts of a Company employee, based on a market valuation of New Energy performed by an independent third party provider. The remaining 5.21% of equity shares of New Energy held by the family trusts of the employee were then contributed in-kind to XL Innovate Fund based on the share price implied by the independent valuation. Such contribution was made in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund and resulted in XL Innovate Fund owning 100% of the net equity of New Energy, and the family trusts of the employee owning a 5.21% non-controlling equity interest in XL Innovate Fund. The employee serves as a member of the board of directors of both New Energy and XL Innovate Fund, and maintains responsibility over the business generated by New Energy. There were no other material transactions between the Company and this employee for the three months ended March 31, 2016.
12. Variable Interest Entities
At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company's business. Within its investment portfolio, the Company has holdings in hedge funds, private equity and other investment vehicles. A number of these vehicles are considered VIEs based on their legal form and the generally passive role of their investors.  As the Company lacks the ability to control the activities which most significantly impact the economic performance of these VIEs, the Company is not considered the primary beneficiary and does not consolidate these entities. The activities of the entities are generally limited to holding investments. The exposure to loss from these investments is limited to the carrying value of the investments at the balance sheet date.
During the third quarter of 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the three months ended March 31, 2016. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.7 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively.
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
During the year ended December 31, 2014, New Ocean FCFL invested in a special purpose Bermuda reinsurer, Vector Reinsurance Ltd ("Vector Re"), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. During the first quarter of 2015, New Ocean MVCFL also invested in Vector Re. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from the Company's subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company under service fee contracts, while investment advisory services are provided by New Ocean.
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $178.5 million and $175.8 million as of March 31, 2016 and December 31, 2015, respectively. The Company’s shares of revenue and net income in these VIEs were not material to the Company for the three months ended March 31, 2016. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re that was recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $71.2 million and $70.5 million as of March 31, 2016 and December 31, 2015, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$21,885	$36,281
Weighted average ordinary shares outstanding, in thousands - basic	291,969	255,724
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.07	$0.14

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding - basic	291,969	255,724
Impact of share-based compensation	4,697	4,980
Weighted average ordinary shares outstanding - diluted	296,666	260,704
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.07	$0.14
Dividends per ordinary share	$0.20	$0.16
For the three months ended March 31, 2016 and 2015, ordinary shares available for issuance under share-based compensation plans of 6.0 million and 5.0 million, respectively, were not included in the calculation of diluted earnings per ordinary share because the assumed exercise or issuance of such shares would be anti-dilutive.
14. Commitments and Contingencies
(a) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts as of March 31, 2016 provide credit support for a variety of collateral types with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financial institutions. As of March 31, 2016 and December 31, 2015, the total gross claim liability recorded was nil and the contracts had a weighted average contractual term to maturity of 23.9 years and 24.2 years, respectively.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. As of March 31, 2016, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of March 31, 2016.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of March 31, 2016, no such disclosures were considered necessary.
15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended March 31, 2016 and 2015 are as follows:

Three months ended March 31, 2016 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	575,022	—	(15,416)	(1,049)	—	558,557
Amounts reclassified from AOCI	(117,114)	2,311	—	—	(39)	(114,842)
Tax benefit (expense)	(34,707)	(44)	(1,023)	—	—	(35,774)
Net current period OCI - net of tax	423,201	2,267	(16,439)	(1,049)	(39)	407,941
Balance, end of period, net of tax	$1,226,295	$(55,235)	$(52,942)	$(25,690)	$2,129	$1,094,557

Three months ended March 31, 2015 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	254,267	—	32,404	975	—	287,646
Amounts reclassified from AOCI	(74,781)	9,936	—	—	95	(64,750)
Tax benefit (expense)	(5,805)	(78)	3,699	—	—	(2,184)
Net current period OCI - net of tax	173,681	9,858	36,103	975	95	220,712
Balance, end of period, net of tax	$1,763,795	$(66,189)	$24,915	$(19,814)	$2,463	$1,705,170
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). As of December 31, 2015, the cumulative impact of the Shadow Adjustments was $274.4 million. During the three months ended March 31, 2016, net movements of $(17.0) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $257.4 million as of March 31, 2016.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three months ended March 31, 2016 and 2015 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended March 31, 2016	Three months ended March 31, 2015	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(116,988)	$(78,551)	Net realized gains (losses) on investments sold and net unrealized gains (losses) on investments Trading
	21,928	15,724	OTTI on investments
	$(22,054)	$(11,954)	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(117,114)	$(74,781)	Total before tax
	1,577	87	Provision (benefit) for income tax
	$(115,537)	$(74,694)	Net of tax
OTTI losses recognized in OCI:
	$2,313	$9,875	Net realized gains (losses) on investments sold
	(2)	61	OTTI on investments transferred to (from) OCI
	$2,311	$9,936	Total before tax
	(44)	(3)	Provision (benefit) for income tax
	$2,267	$9,933	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(39)	$95	Interest Expense
	—	—	Provision (benefit) for income tax
	$(39)	$95	Net of tax

Total reclassifications for the period, gross of tax	$(114,842)	$(64,750)
Tax benefit (expense)	1,533	84
Total reclassifications for the period, net of tax	$(113,309)	$(64,666)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. See "Cautionary Note Regarding Forward-Looking Statements" for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2015.
This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2015.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words "expect," "estimate," "intend," "plan," "believe," "project," "anticipate," "may," "could," or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

▪	the continuation of downward trends in rates for property and casualty insurance and reinsurance;

▪	changes in the amount or type of business that we write, whether due to our actions, changes in market conditions or other factors, and the amount of premium attributable to those businesses;

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

▪
the impact of changes in the global financial markets, such as the effects of inflation on our business including on pricing and reserving, changes in interest rates, credit spreads and foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of our investments, future financing activities and access to such markets, our ability to pay claims or our general financial condition;

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

▪
changes in regulators or regulation applicable to us, including as a result of the completion of our proposed redomestication from Ireland to Bermuda, such as changes in regulatory capital balances that our operating subsidiaries must maintain, or to our brokers or customers;

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

▪
changes in general economic conditions, including the impact of the withdrawal of the U.K. from the E.U., should it occur, new or continued sovereign debt concerns in Euro-Zone countries or emerging markets such as Brazil or China, or governmental actions for the purpose of stabilizing financial markets;

▪	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

▪	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms; and

•	the other factors set forth in Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other documents on file with the SEC.
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
EXECUTIVE OVERVIEW
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview" included in Item 7 of our Annual Report on Form 10-K filed for the year ended December 31, 2015.
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2016 and 2015:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to ordinary shareholders	$21,885	$36,281
Earnings (loss) per ordinary share – basic	$0.07	$0.14
Earnings (loss) per ordinary share – diluted	$0.07	$0.14
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	291,969	255,724
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	296,666	260,704

Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2016	2015	2016 to 2015
Underwriting profit (loss) - P&C operations	$175,489	$146,836	19.5%
Combined ratio - P&C operations	92.5%	88.9%	3.6pts
Net investment income - P&C operations (1)	$155,793	$147,884	5.3%
Operating net income (2)	$103,388	$194,376	(46.8)%
Operating net income per ordinary share (2)	$0.35	$0.75	$(0.40)
Annualized return on average ordinary shareholders’ equity (2)	0.7%	1.4%	(0.7)pts
Annualized operating return on average ordinary shareholders’ equity (2)	3.5%	7.7%	(4.2)pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	3.9%	9.1%	(5.2)pts

(U.S. dollars)	March 31, 2016	December 31, 2015	Change (Three Months)
Book value per ordinary share (2)	$40.83	$39.61	$1.22
Fully diluted tangible book value per ordinary share (2)	$32.62	$31.52	$1.10
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structured products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein.

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
In the following discussion, as well as in the "Income Statement Analysis" section, the following ratios are used to explain the underwriting profit (loss) from our P&C operations:

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
Movements in our underwriting profit (loss) in the three months ended March 31, 2016 and 2015 are discussed in conjunction with our combined ratio below.

Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Change
	2016	2015	2016 to 2015
Loss and loss expense ("loss") ratio	58.8%	58.3%	0.5
Acquisition expense ratio	17.1%	11.5%	5.6
Operating expense ratio	16.6%	19.1%	(2.5)
Underwriting expense ratio	33.7%	30.6%	3.1
Combined ratio	92.5%	88.9%	3.6
Three months ended March 31, 2016 vs. 2015: The 3.6 percentage point increase in our combined ratio was mainly the result of an underwriting expense ratio increase of 3.1 percentage points, driven by an increase in commissions expense in both segments as a result of the Catlin Acquisition, partially offset by integration synergies realized in operating expense.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Investment Activities" below for a discussion of our net investment income for the three months ended March 31, 2016.
Operating net income and Operating net income per ordinary share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, as defined in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, net of tax, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, net of tax, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, net of tax, and (8) our expenses related to the Catlin acquisition, net of tax.
We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business, particularly given that our GAAP results reflect the returns of the Life Funds Withheld Assets. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at "Reconciliation of Non-GAAP Measures" below.
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
The following table presents our ROE for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Change
	2016	2015	2016 to 2015
ROE	0.7%	1.4%	(0.7)pts
Three months ended March 31, 2016 vs. 2015: The decrease in our ROE for the three months ended March 31, 2016 as compared to the same period of 2015 was due to factors discussed in Operating ROE below, partially offset by an increase in net realized gains for the quarter, as well as favorable foreign exchange activity.
Annualized operating return on average ordinary shareholders’ equity ("Operating ROE")
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Change
	2016	2015	2016 to 2015
Operating ROE	3.5%	7.7%	(4.2)pts
Three months ended March 31, 2016 vs. 2015: The decrease in our Operating ROE for the three months ended March 31, 2016 was the result of lower operating income as well as the increase in shares issued resulting from the Catlin Acquisition in the second quarter of 2015. Operating income was adversely affected compared to the prior year by a challenging underwriting environment, the inclusion of integration expenses in the current year, and lower returns from financial, investment and other operating affiliates due to volatile market conditions. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
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
The following table presents our Operating ROE ex-UGL for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Change
	2016	2015	2016 to 2015
Operating ROE ex-UGL	3.9%	9.1%	(5.2)pts
Three months ended 2016 vs. 2015: The decrease in our Operating ROE ex-UGL was mainly the result of the drivers discussed above as part of Operating ROE above.
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
The following table presents our book value per ordinary share as of the dates indicated below:

(U.S. dollars)	March 31, 2016	December 31, 2015	Change (Three Months)
Book value per ordinary share	$40.83	$39.61	$1.22
Three months ended March 31, 2016: The increase in our book value per ordinary share was primarily a result of an increase in net unrealized gains during the quarter. Additionally, we experienced a positive impact on book value per ordinary share due to a decrease in the number of ordinary shares outstanding, resulting from share buyback activity during the quarter.
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
The following table presents our fully diluted tangible book value per ordinary share as of the dates indicated below:

(U.S. dollars)	March 31, 2016	December 31, 2015	Change (Three Months)
Fully diluted tangible book value per ordinary share	$32.62	$31.52	$1.10
Three months ended March 31, 2016: The increase in our fully diluted tangible book value per ordinary share was generally a result of the increase of our book value per ordinary share as discussed above. Share buyback activity does not have the same accretive benefit with respect to tangible book value per ordinary share.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three months ended March 31, 2016 and 2015:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to ordinary shareholders	$21,885	$36,281
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	236,080	229,367
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(101,166)	(48,289)
Net investment income - Life Funds Withheld Assets	(41,560)	(50,419)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(10,973)	(2,386)
Net income (loss) attributable to ordinary shareholders excluding Contribution from Life Retrocession Arrangements	104,266	164,554
Net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, net of tax	9,949	(4,518)
Net realized and unrealized (gains) losses on derivatives, net of tax	3,679	(16,521)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates, net of tax	413	658
Exchange (gains) losses, net of tax	(14,919)	24,739
Expenses related to Catlin acquisition, net of tax	—	25,464
Operating net income (loss)	$103,388	$194,376
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$0.07	$0.14
Operating net income (loss)	$0.35	$0.75
Weighted average ordinary shares outstanding:
Basic	291,969	255,724
Diluted - Net income	296,666	260,704
Diluted - Operating net income	296,666	260,704
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$11,688,744	$10,244,057
Unrealized (gain) loss on investments, net of tax	$(1,171,060)	$(1,697,606)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$10,724,586	$8,533,067
Average ordinary shareholders' equity for the period	$11,682,912	$10,138,904
Operating net income (loss)	$103,388	$194,376
Annualized operating net income (loss)	$413,552	$777,504
Annualized return on ordinary shareholders' equity - operating net income	3.5%	7.7%
Annualized return on ordinary shareholders' equity excluding unrealized gains and losses on investments - operating net income	3.9%	9.1%
____________

(1)
Investment results for the Life Funds Withheld Assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. Changes in the fair value of the embedded derivative associated with the GreyCastle Life Retrocession Arrangements are grouped within "Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets" in the reconciliation.

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three months ended March 31, 2016 have been affected by, among other things, the following significant items:
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
Insurance
The headwinds that strengthened throughout 2015 have continued, as rates were down 2% for the three months ended March 31, 2016 compared to the prior year quarter. Overall, our Casualty lines were flat and Professional businesses were down 1%. Our Specialty business was down 2%, reflecting continued competitive conditions in the aviation and crisis management lines. Our Energy, Property & Construction ("EPC") businesses were down 5%, led by reductions in the energy book of 9%.
Growth in gross premiums written across the Insurance segment was strong across all of our underwriting divisions, driven largely by the Catlin Acquisition. When we compare the current quarter premiums to the combined books of both legacy organizations in the prior year quarter and normalize for foreign exchange, our actual growth was flat. However, when you consider the portfolio "tuning" activities that started in 2015, where decisions were made to exit certain under-performing books, we saw growth of over 3%.
The trading environment for our core lines of insurance business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three months ended March 31, 2016, we found the underwriting environment to be challenging, but rate decreases continued to decelerate in most classes and regions, down approximately 3% across the Reinsurance segment compared to the prior year period. Despite these rate decreases, compared to the combined books of both legacy organizations in the prior year quarter and excluding the effects of foreign exchange, premiums have increased as a result of new business added.
Our global property catastrophe rates fell roughly 6% and at a lower rate of change than the prior year quarter. On the remainder of the property treaty portfolio, rates were down 3% and ceding commissions on pro rata treaties increased slightly. Our casualty portfolio rates were essentially flat over the prior year quarter.
Despite difficult market conditions, the Reinsurance segment retained profitable business while maintaining underwriting discipline.
2)     Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended March 31, 2016, the positive mark to market change of $397.4 million on our available-for-sale ("AFS") investments was primarily driven by falling interest rates in our major jurisdictions. This represents an approximately 1.1% appreciation in the average fair market value of investments for the three months ended March 31, 2016.

The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended March 31, 2016:

	Interest Rate Movement for the three months ended March 31, 2016 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended March 31, 2016 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the three months ended March 31, 2016 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	-55 basis points (5 year Treasury)	1 basis points (U.S. Corporate A rated)	-0.3% (Global equity market)
		-2 basis points (U.S. Agency Mortgages)	0.8% (U.S. equity market)
United Kingdom	-50 basis points (5 year Gilt)	14 basis points (U.K. Corporate, AA rated)
Euro-zone	-28 basis points (5 year Bund)	0 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized losses on investments in the three months ended March 31, 2016 totaled $8.4 million, including net realized gains of $11.2 million from sales of fixed maturities offset by net realized losses of approximately $19.6 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
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
Catlin Integration
We closed the Catlin Acquisition on May 1, 2015. Management has been highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this significant acquisition. Following the initial announcement of the proposed Catlin Acquisition, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing. Examples of this include the development of proposed operating models and leadership structures, talent management and system and process integration roadmaps for structural and organizational design changes. These efforts were further broken down into multiple work streams led by an integration steering committee and a project management team that includes colleagues from both organizations. Management, the integration steering committee and the project management team have continued to implement this integration plan since the closing of the Catlin Acquisition.
Capital Management
The management of our capital is fundamental to our business model and our ability to underwrite business.
Buybacks of Ordinary Shares
On August 6, 2015, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of ordinary shares (the "August 2015 Program").
During the three months ended March 31, 2016, the Company purchased and canceled 10.0 million ordinary shares under the August 2015 Program for $355.1 million. As of March 31, 2016, $348.2 million remained available for purchase under the August 2015 Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and our constitutional documents. All shares so redeemed were canceled upon redemption.

Risk Management
Our risk management and risk appetite framework is detailed in Item 1, "Business - Enterprise Risk Management," included in our Annual Report on Form 10-K for the year ended December 31, 2015. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at March 31, 2016 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at March 31, 2016 (3)
North Atlantic	Windstorm	January 1, 2016	$1,582	13.6%	$2,591	22.3%
North America	Earthquake	January 1, 2016	929	8.0%	1,759	15.2%
Europe	Windstorm	January 1, 2016	739	6.4%	826	7.1%
Japan	Earthquake	January 1, 2016	601	5.2%	818	7.1%
Japan	Windstorm	January 1, 2016	401	3.5%	530	4.6%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

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

Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which became effective on January 1, 2016. This E.U. directive covers the supervision, capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers. See Item 1, "Business - Regulation" for additional discussion of Solvency II. See "Business - Regulation," included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.
If the proposed redomestication described in Item 1, Note 1, "Basis of Preparation and Consolidation," is completed, our group regulator would change from Ireland to Bermuda, whose regulatory system has been granted Solvency II Equivalence.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities ("VIEs") and Other Off-Balance Sheet Arrangements," included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1, Note 12, "Variable Interest Entities," to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. The results of our run-off life operations are reported within "Corporate and Other." Our general investment and financing operations are also reflected in "Corporate and Other." Prior period information has been re-presented to reflect the current presentation.
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
Segment Results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015
Insurance
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$2,503,972	$1,654,747	51.3%
Net premiums written	1,503,934	1,089,108	38.1%
Net premiums earned	1,593,874	962,306	65.6%
Net losses and loss expenses	999,592	616,947	62.0%
Acquisition costs	225,458	80,387	180.5%
Operating expenses	312,432	208,457	49.9%
Underwriting profit (loss)	$56,392	$56,515	(0.2)%
Net results – structured products	1,222	2,905	(57.9)%
Net fee income and other (expense)	(3,862)	(7,465)	(48.3)%
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Professional	$381,264	$341,711	11.6%
Casualty	812,414	674,565	20.4%
EPC	661,276	366,805	80.3%
Specialty	649,018	271,666	138.9%
Total	$2,503,972	$1,654,747	51.3%
Gross premiums written increased by 51.3%, primarily due to the Catlin Acquisition. When evaluated in local currency, our gross premiums written increased by 54.7%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting Euro-denominated business. Adjusting for the impact of the Catlin Acquisition and foreign exchange, premiums were generally flat. However, when you consider the portfolio "tuning" activities that started in 2015, where decisions were made to exit certain under-performing books, we saw growth of over 3%.
The following is a summary of the premium movements by underwriting division:

▪
Professional - increase of 11.6% primarily in North America and international financial lines as a result of the Catlin Acquisition. Additionally, we experienced modest growth in cyber and design professional business lines. Compared to the combined books in the prior year, premiums decreased slightly, most notably in the commercial errors and omissions line.

▪
Casualty - increase of 20.4% is largely as a result of the Catlin Acquisition and related to excess and surplus lines, casualty programs and international casualty. Compared to the combined books in the prior year, premiums decreased slightly due to rate pressures.

▪
EPC - increase of 80.3% with increases across all lines of business, following the Catlin Acquisition. Compared to the combined books in the prior year, and excluding the effects of foreign exchange, premiums increased slightly, generally in core property lines.

▪
Specialty - increases across all lines of business following the Catlin Acquisition. Compared to the combined books in the prior year, premiums decreased slightly due to rate pressures, most notably in marine lines.

Net Premiums Written
The increase of 38.1% largely resulted from the increase in gross premiums written due to the Catlin Acquisition, partially offset by increases in ceded premium written due to a change in our ceded reinsurance strategy whereby we are placing greater emphasis on composite and whole account covers along with early cancellations and re-writes of several treaties.
Net Premiums Earned
The increase of 65.6% is mainly attributable to the increase in net premiums written as noted above, plus the effects of the change in our ceded reinsurance strategy noted above, as contracts written in the first quarter are earned ratably throughout the year.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	62.7%	64.1%	(1.4)
Acquisition expense ratio	14.1%	8.4%	5.7
Operating expense ratio	19.7%	21.6%	(1.9)
Underwriting expense ratio	33.8%	30.0%	3.8
Combined ratio	96.5%	94.1%	2.4
The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended March 31, 2016:

	Three Months Ended		Percentage
	March 31,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	62.7%	64.1%	(1.4)
Prior year reserve development	0.7%	0.6%	0.1
Loss ratio excluding prior year development	63.4%	64.7%	(1.3)
Loss Ratio - excluding prior year development
The 1.3% percentage point decrease in the loss ratio excluding prior year development was primarily as a result of the incorporation of the acquired businesses, the non-renewal of unprofitable business across the combined books, as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition in the three months ended March 31, 2016 as compared to the prior year period, partially offset by the increase in losses related to natural catastrophe events. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended March 31, 2016 were $20.6 million higher than in the same period in 2015. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended March 31, 2016 compared to the same period of 2015 decreased by 2.0 percentage points to 61.2%.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by underwriting division relating to the Insurance segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2016	2015
Professional	$(301)	$1,672
Casualty	1,287	(4,501)
EPC	(2,276)	(1,008)
Specialty	(8,917)	(2,287)
Other (1)	(1,151)	127
Total	$(11,358)	$(5,997)
____________

(1)	Other includes programs, excess and surplus, surety, structured indemnity, certain discontinued lines and the amortization of fair value adjustments made as a result of the Catlin Acquisition.
Net favorable prior year development of $11.4 million was mainly attributable to a release of $8.9 million in specialty lines, driven by international travel binder business.
Underwriting Expense Ratio
The increase of 3.8 percentage points was due to increases in the acquisition expense ratio of 5.7 percentage points partially offset by a decrease in the operating expense ratio of 1.9 percentage points, as follows:

▪
Acquisition expense ratio - we experienced a modest increase to gross acquisition costs across the portfolio on new, renewal and acquired business with lower commissions received from the ceded business, largely resulting from a higher mix of facultative and other excess of loss protections carrying lower ceding commissions than quota share cessions.

▪	Operating expense ratio - decreased 1.9 percentage points due to synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products decreased 57.9% to $1.2 million from the prior year result of $2.9 million. The results include net investment income of $6.0 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively, and net interest expense of $4.7 million and $4.7 million, for the three months ended March 31, 2016 and 2015, respectively. The decrease in the net results was mainly due to a reduction in investment income as a result of a declining investment yield.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Net Fee Income and Other
The decrease compared to the same period of 2015 in net fee income and other expenses was driven by discontinued lines in the Specialty division.
Reinsurance
The Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation, credit and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Following the Catlin Acquisition, our reinsurance operations are structured into five geographical regions: Bermuda; North America; London; Europe, Middle East & Africa ("EMEA"); and Latin America, Asia Pacific & Credit ("LAC"). Prior to the Catlin Acquisition, London, EMEA and LAC were reported together as International.

The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$1,855,343	$825,662	124.7%
Net premiums written	1,557,661	747,635	108.3%
Net premiums earned	757,572	357,188	112.1%
Net losses and loss expenses	382,893	152,880	150.5%
Acquisition costs	176,348	71,492	146.7%
Operating expenses	79,234	42,495	86.5%
Underwriting profit (loss)	$119,097	$90,321	31.9%
Net results – structured products	748	2,120	(64.7)%
Net fee income and other	837	825	1.5%
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Bermuda	$393,035	$265,711	47.9%
North America	289,343	171,338	68.9%
London	309,189	66,905	362.1%
EMEA	536,690	240,723	122.9%
LAC	327,086	80,985	303.9%
Total	$1,855,343	$825,662	124.7%
Gross premiums written increased by 124.7%, primarily driven by the Catlin Acquisition. Compared to the combined books in the prior year and excluding the effects of foreign exchange, premiums increased due to positive new business. The following is a summary of the premium movements by region:

▪
Bermuda - increase of 47.9% primarily in the Property Catastrophe line of business. Partially offsetting this growth was due to the alignment of the accounting policy of the acquired business for multiyear contracts with the legacy business, particularly relating to the Property Catastrophe and Casualty lines of business.

▪
North America - increase of 68.9% is largely related to Property Treaty and Casualty lines of business. This is partially offset by canceled Property Treaty business due to higher client retention of exposures.

▪
London - increase relates to the Property Catastrophe and Casualty lines of business. Partially offsetting this growth was aligning the legacy Catlin accounting policy for multiyear contracts, particularly impacting the Property Catastrophe line of business.

▪	EMEA - increase is primarily related to Property Treaty and Casualty businesses. This is partially offset by cancellations in Property Treaty due to the competitive pricing environment.

▪	LAC - increase is primarily related to growth in Crop and Credit lines of business.
When evaluated in local currency, our gross premiums written increased by 127.8%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the Euro against the U.S. dollar, impacting European business written in this currency.
Net Premiums Written
The significant increase resulted from the gross written premium increases noted above.
Net Premiums Earned
The significant increase is mainly attributable to the increase in gross premiums written noted above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	50.5%	42.8%	7.7
Acquisition expense ratio	23.3%	20.0%	3.3
Operating expense ratio	10.5%	11.9%	(1.4)
Underwriting expense ratio	33.8%	31.9%	1.9
Combined ratio	84.3%	74.7%	9.6
The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended		Percentage
	March 31,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	50.5%	42.8%	7.7
Prior year reserve development	4.3%	11.9%	(7.6)
Loss ratio excluding prior year development	54.8%	54.7%	0.1
Loss Ratio - excluding prior year development
The 0.1 percentage point increase in the three months ended March 31, 2016 was mainly the result of natural catastrophe events, net of recoveries and reinstatement premium, being $17.5 million or 2.5 percentage points higher for the three months ended March 31, 2016 than in the same period in 2015. This increase is offset by a 2.4 percentage point improvement on attritional losses for the same periods.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2016	2015
Property and other short-tail lines	$(28,692)	$(42,293)
Casualty and other long-tail lines	(3,362)	(198)
Total	$(32,054)	$(42,491)
Net favorable prior year reserve development of $32.1 million for the three months ended March 31, 2016 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $28.7 million. Details of the significant components are as follows:

▪	For property catastrophe lines, net prior year development was $17.9 million favorable mainly due to better than expected development on attritional losses across the whole book.

▪
For property other lines, net prior year development was $7.8 million favorable mainly due to better than expected development on attritional losses on the property business being partially offset by worse than expected development on attritional losses on the crop business for the 2015 year of account.

▪	For specialty lines, net prior year development was $2.9 million favorable due to better than expected development on attritional losses mainly on the Marine book.

▪	Net favorable prior year development for the long-tail lines totaled $3.4 million. Details of the significant components are as follows:

▪	For casualty lines, net prior year development was $1.3 million favorable due to better than expected development on attritional losses.

▪	For other lines, net prior year development was $2.1 million favorable mainly due to better than expected development on attritional losses in the credit & surety business.
Underwriting Expense Ratio
The increase of 1.9 percentage points was due to an increase in the acquisition expense ratio of 3.3 percentage points, partially offset by a decrease in the operating expense ratio of 1.4 percentage points.

•
The acquisition expense ratio increase was due to the amortization of fair value adjustments recognized as a result of the Catlin Acquisition. Additionally, this acquired business carried a different business mix with a higher average commission.

•	The operating expense ratio decrease was mainly attributable to synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured reinsurance products decreased 64.7% to $0.7 million from the prior year period net results of $2.1 million. The results include net investment income of $6.7 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively, interest expense of $6.0 million and $5.3 million, and operating expenses of nil and $0.1 million, for the three months ended March 31, 2016 and 2015, respectively. The decrease in the net results was from higher interest expense recorded in the prior year quarter, which was a result of accretion rate adjustments on certain structured indemnity contracts. Also, contributing to the decrease in net results is the reduction in net investment income due to a declining investment yield.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Corporate and Other (including run-off Life Operations)
Our general investment and financing operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and, since that time, have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As noted in Item 1, Note 1, "Basis of Preparation and Consolidation," in May 2014, we ceded the majority of our life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). In December 2015, we ceded the vast majority of our remaining life reinsurance reserves, consisting mainly of U.S. Term business (the "U.S. Term Life Retro Arrangements").
Impact of GreyCastle Life Retro Arrangements
As noted in Item 1, Note 7(c)(ii), "Derivative Instruments - Other Non-Investment Derivatives - Credit Exposure," to the Unaudited Consolidated Financial Statements included herein, although our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is minimal impact on our comprehensive income in any period.
Run-Off Life Operations - not subject to GreyCastle Life Retro Arrangements
During the three months ended March 31, 2016, our net income from our Run-Off Life Operations which were not subject to the GreyCastle Life Retro Arrangements was $4.5 million. Included within this positive result are net realized gains of $2.7 million. Additionally, the net investment result of $8.6 million is partially offset by a net underwriting loss of $3.4 million and interest expense of $3.4 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income, net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio, for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Total Return on Investments (1)	1.7%	1.4%

Other Portfolios (2)
Hedge fund portfolio (3)	(1.0)%	2.6%
Equity portfolio	0.5%	2.0%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the three months ended February 29, 2016 and February 28, 2015, respectively, for both equity and non-equity hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended March 31, 2016 and 2015:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net investment income - excluding Life Funds Withheld Assets	$164,326	$158,094	3.9%
Net income (loss) from investment fund affiliates	(4,579)	35,329	N/M
Net realized gains (losses) on investments	(8,416)	4,602	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	(3,622)	16,521	N/M
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The increase of 3.9% was primarily due to the addition of assets to our portfolio as a result of the Catlin Acquisition, partially offset by a reduction in investments yield as a result of lower reinvestment rates and cash outflows from the investment portfolio.
We estimate that approximately $3.6 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended March 31, 2016 on our portfolio of 1.7%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended March 31, 2016 was a loss and lagged significantly behind very strong results from the same period of 2015. Hedge fund returns were weak in the first quarter, as poor equity and credit market returns and elevated volatility during the period challenged hedge fund affiliate results. In particular, funds pursuing market directional strategies, including equity long/short and macro, contributed to the losses for the quarter. The Company's private equity and private credit funds produced solid performance for the quarter, generally in line with the prior year quarter's results.

Net Realized Gains and Losses on Investments
Net realized losses on investments of $8.4 million in the three months ended March 31, 2016 included net realized gains of $11.2 million, which resulted primarily from sales of U.S. Government and Government Related fixed maturities and equities, partially offset by losses in corporate securities and Non-U.S. Sovereign securities. These amounts were offset by realized losses of approximately $19.6 million related to the OTTI charges on certain of our fixed income and equity investments. For further discussion, see Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Net realized gains on investments of $4.6 million in the three months ended March 31, 2015 included realized losses of $10.6 million related to the write-down of certain of our structured securities and medium term notes and currency losses with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $15.2 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized losses on derivatives of $3.6 million for the three months ended March 31, 2016 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from operating affiliates	$12,650	$22,668	(44.2)%
Exchange (gains) losses	(33,819)	27,390	N/M
Corporate operating expenses	112,510	62,443	80.2%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(236,080)	(229,367)	2.9%
Interest expense (1)	41,613	41,481	0.3%
Income tax expense	22,295	24,218	(7.9)%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2016 and 2015:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from investment manager affiliates	$12,529	$3,739	N/M
Net income (loss) from strategic and other operating affiliates	121	18,929	(99.4)%
Net income (loss) from operating affiliates	$12,650	$22,668	(44.2)%
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates
The results for the three months ended March 31, 2016 reflect a significant increase in the amount of incentive fees generated by several investment manager affiliates relative to the prior year period, where incentive fees for the managers that charge them were modest.
Net Income from Strategic and Other Operating Affiliates
The decrease of 99.4% was largely due to the sale of our interest of ARX, which was an insurance affiliate that writes direct U.S. homeowners insurance, as noted in Item 1, Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate."

Exchange Gains and Losses
The foreign exchange gains of $33.8 million in the three months ended March 31, 2016 were principally a result of the impact of the strengthening of the U.S. dollar against our U.K. sterling-denominated net monetary liabilities held in U.S. dollar functional currency designated business units, which was partially offset by losses created by the effect of a weakening of the U.S. dollar against the Canadian dollar and the Brazilian real on net monetary liabilities. In the three months ended March 31, 2015, foreign exchange net losses of $27.4 million were principally a result of an overall strengthening of the U.S. dollar against our Euro and Singapore dollar denominated net monetary assets, arising from our operating assets in business units with functional currencies designated in a range of currencies, partially offset by the effect of a strengthening of the U.S. dollar against our U.K. sterling-denominated net monetary liabilities.
Corporate Operating Expenses
The significant increase was primarily due to integration and operational costs associated with the Catlin Acquisition as noted in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition."
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into GreyCastle Life Retro Arrangements, as described in Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Interest Expense
The increase of 0.3% was a result of the overall increase in our debt due to the issuance of subordinated notes in March 2015, as outlined in Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $22.3 million and $24.2 million were incurred in the three months ended March 31, 2016 and 2015, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applied to pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income, and discrete tax adjustments which are not part of the effective tax rate. The tax on items excluded from operating net income is calculated at the applicable jurisdictional tax rate.
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
As described in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share the risks and rewards of the underlying performance of the supporting invested assets, the disclosures in this section exclude the Life Funds Withheld Assets.

As of March 31, 2016 and December 31, 2015, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $37.4 billion and $37.4 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Cash and cash equivalents	$2,820,897	7.5%	$3,256,236	8.7%
Restricted cash	57,920	0.2%	41,860	0.1%
Net receivable/ (payable) for investments sold/ (purchased)	(10,914)	—%	101,098	0.3%
Accrued investment income	228,686	0.6%	243,409	0.7%
Short-term investments	317,304	0.8%	617,390	1.7%
Fixed maturities - AFS (1):
U.S. Government and Government-Related/Supported	4,576,987	12.2%	5,065,637	13.5%
Corporate - Financials	3,704,315	9.9%	3,561,909	9.5%
Corporate - Non Financials	7,091,510	19.0%	6,900,447	18.5%
RMBS – Agency	4,367,007	11.7%	3,757,971	10.1%
RMBS – Non-Agency	302,843	0.8%	328,540	0.9%
CMBS	325,485	0.9%	405,316	1.1%
CDOs	21,729	0.1%	32,410	0.1%
Other asset-backed securities	1,162,898	3.1%	1,168,572	3.1%
U.S. States and political subdivisions of the States	2,584,747	6.9%	2,632,070	7.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,546,695	14.8%	5,251,614	14.0%
Total fixed maturities - AFS	$29,684,216	79.4%	$29,104,486	77.8%
Equity securities	878,407	2.3%	878,919	2.4%
Investments in affiliates	1,953,711	5.2%	1,708,899	4.6%
Other investments	1,453,890	4.0%	1,433,057	3.7%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$37,384,117	100.0%	$37,385,354	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.
We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. As of March 31, 2016 and December 31, 2015, the average credit quality of our total fixed income portfolio was "AA". Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,970	44.3%	$14,242	45.1%
AA	7,153	22.7%	7,005	22.3%
A	7,487	23.8%	7,316	23.2%
BBB	2,228	7.1%	2,343	7.4%
BB and below	598	1.9%	577	1.8%
Not rated	85	0.2%	65	0.2%
Total	$31,521	100.0%	$31,548	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $239.7 million on 1,934 securities out of a total of 8,763 held as of March 31, 2016 in our AFS portfolio (excluding Life Funds Withheld Assets) that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.

Gross unrealized losses can be attributed to the following significant drivers:

•	gross unrealized losses of $68.0 million related to Government and Government Related holdings. Securities in a gross unrealized loss position had a fair value of $2.0 billion as of March 31, 2016.

•	gross unrealized losses of $82.0 million related to the Corporate holdings. Securities in a gross unrealized loss position had a fair value of $1.9 billion as of March 31, 2016.

•
gross unrealized losses of $20.8 million related to Non-Agency RMBS securities (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $211.8 million as of March 31, 2016.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position as of March 31, 2016:

(U.S. dollars in thousands)	March 31, 2016
Security Type and Length of Time in a Continual Unrealized Loss Position (1)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(49,123)	$1,971,071
At least 6 months but less than 12 months	(32,389)	1,584,723
At least 12 months but less than 2 years	(65,885)	850,454
2 years and over	(45,641)	690,429
Total	$(193,038)	$5,096,677
Equities
Less than 6 months	$(8,110)	$98,040
At least 6 months but less than 12 months	(38,543)	267,328
Total	$(46,653)	365,368
The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position as of March 31, 2016:

	March 31, 2016
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(29,038)	$754,696
At least 1 year but less than 5 years remaining	(68,273)	2,033,794
At least 5 years but less than 10 years remaining	(33,169)	870,345
At least 10 years but less than 20 years remaining	(10,220)	108,588
At least 20 years or more remaining	(8,653)	186,920
RMBS - Agency	(5,091)	478,792
RMBS - Non-Agency	(20,847)	211,811
CMBS	(2,725)	86,971
CDOs	(4,118)	21,727
Other asset-backed securities	(10,904)	343,033
Total	$(193,038)	$5,096,677
European Sovereign Debt Crisis (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the European Union (the "E.U.") - particularly Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these sovereigns' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been reduced.

Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations that currently have a fair value of $64.5 million as of March 31, 2016. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds, private investment funds and medium term notes that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds and medium term notes will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, as of March 31, 2016, our aggregate exposure to European Periphery Nations via our fund investments and medium term notes did not exceed $200 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances, including the names of our most significant reinsurance counterparties, see Item 8, Note 10, "Reinsurance," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including, but not limited to, lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.
Fair Value Measurements of Assets and Liabilities
As described in Item 1, Note 4, "Fair Value Measurements," to the Unaudited Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value, including valuation methodologies.
Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 4, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the change in fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. As of March 31, 2016, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position as of March 31, 2016.

As of March 31, 2016, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at March 31, 2016	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$4,576,987	$44,940	1.0%
Corporate - Financials	3,704,315	43,583	1.2%
Corporate - Non-Financials	7,091,510	181	—%
RMBS – Agency	4,367,007	2,853	0.1%
RMBS – Non-Agency	302,843	—	—%
CMBS	325,485	—	—%
CDOs	21,729	21,729	100.0%
Other asset-backed securities	1,162,898	4,200	0.4%
U.S. States and political subdivisions of the States	2,584,747	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,546,695	—	—%
Total Fixed maturities, at fair value	$29,684,216	$117,486	0.4%
Equity securities, at fair value	878,407		—%
Short-term investments, at fair value	317,304	—	—%
Total investments available for sale	$30,879,927	$117,486	0.4%
Cash equivalents (1)	1,177,119	—	—%
Other investments (2)	1,312,431	301,095	22.9%
Other assets (3)	38,734	20,486	52.9%
Total assets carried at fair value	$33,408,211	$439,067	1.3%
Liabilities
Financial instruments sold, but not yet purchased (4)	$2,180	$—	—%
Other liabilities (5)	50,818	30,338	59.7%
Total liabilities carried at fair value	$52,998	$30,338	57.2%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015) are carried at amortized cost, which totaled $141.5 million at March 31, 2016.

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
Gross unpaid losses and loss expenses totaled $25.9 billion and $25.4 billion as of March 31, 2016 and December 31, 2015, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the three months ended March 31, 2016:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2015	$25,439,744	$(5,248,905)	$20,190,839
Losses and loss expenses incurred	1,850,727	(468,242)	1,382,485
Losses and loss expenses (paid) / recovered	(1,574,236)	402,499	(1,171,737)
Loss reserves acquired	140,805	(40,285)	100,520
Foreign exchange and other	56,444	(23,382)	33,062
Balance at March 31, 2016	$25,913,484	$(5,378,315)	$20,535,169
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Note 11, "Losses and Loss Expenses," to the Consolidated Financial Statements included in Items 7 and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	March 31, 2016	December 31, 2015
Reinsurance balances receivable	$490,755	$439,934
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	12,749	13,801
Reinsurance recoverable on unpaid losses and loss expenses	5,422,052	5,309,782
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(81,943)	(82,145)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,843,613	$5,681,372

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
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain "in use" portions of these facilities. Specifically, a downgrade below "A-" by A.M. Best would constitute an event of default under our two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Holding Company Liquidity
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Ireland's principal uses of liquidity are ordinary share-related transactions, including dividend payments to holders of its ordinary shares as well as share buybacks, acquisition activity, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to XL-Ireland and certain corporate operating expenses. Except for the trust preferred securities assumed as part of the Allied Acquisition as noted below, all of our outstanding debt securities were issued by XL-Cayman.
XL-Ireland's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included in our Annual Report on Form 10-K for the year ended December 31, 2015. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

Under Irish law, XL-Ireland is required to pay cash dividends as well as redeem and buy back shares from distributable reserves. As of March 31, 2016, XL-Ireland had $2.5 billion in distributable reserves.
As of March 31, 2016, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $8.7 million and $0.8 billion, respectively, compared to $11.6 million and $0.9 billion, respectively, as of December 31, 2015.
Excluding the trust preferred securities acquired as part of the Allied Acquisition as described in Item 1, Note 3(a), "Acquisitions and Disposals - Allied Acquisition," and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein, all of our outstanding debt as of March 31, 2016 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, "Statutory Financial Data," included in our Annual Report on Form 10-K for the year ended December 31, 2015. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
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
Sources of Liquidity
As of March 31, 2016, on a consolidated basis we had cash and cash equivalents of approximately $2.8 billion as compared to approximately $3.3 billion as of December 31, 2015. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	March 31, 2016	March 31, 2015
Operating activities	$(171,113)	$34,978
Investing activities	$203,961	$(195,554)
Financing activities	$(448,791)	$896,093
Effects of exchange rate changes on foreign currency cash	$(19,396)	$(47,397)
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
During the three months ended March 31, 2016, net cash flows used in operating activities was $171.1 million compared to net cash flows provided by operating activities of $35.0 million for the same period in 2015. Consistent with prior years, while our premiums written and earned increased during the three months ended March 31, 2016 compared to the same period of 2015, largely due to the Catlin Acquisition, contracts written in the first quarter are generally collected later in the year, which has an adverse effect on our operating cash flow in the first quarter.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries.
Net cash provided by investing activities was $204.0 million in the three months ended March 31, 2016 compared to net cash used of $195.6 million for the same period in 2015. The increase in cash flow is mainly attributable to favorable proceeds from the sale and redemptions of fixed maturities and short-term investments compared to purchases, partially offset by purchases of affiliates and other equity securities, as well as the purchase of Allied, net of acquired cash, as noted in Item 1, Note 3(a), "Acquisitions and Disposals - Allied Acquisition" to the Unaudited Consolidated Financial Statements included herein.
As further outlined in Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities and for other purposes. As of March 31, 2016 and December 31, 2015, the Company had $19.0 billion and $18.3 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 2(i), "Significant Accounting Policies - Cash Equivalents," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, cash in the amount of $161.0 million as of March 31, 2016 is restricted and has been disclosed as such in our consolidated balance sheet.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the three months ended March 31, 2016, net cash flows used in financing activities was $448.8 million, mainly due to the buyback of ordinary shares, as well as dividends paid to ordinary shareholders and distributions to non-controlling interests. See "Other Key Focuses of Management - Capital Management" for information regarding share buyback activity.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
As of March 31, 2016 and December 31, 2015, we had total shareholders' equity of $13.7 billion. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

•	debt;

•	XL-Cayman and Catlin Insurance Company Ltd. ("Catlin-Bermuda") preference shares;

•	letter of credit facilities and other sources of collateral; and

•	revolving credit facilities.
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

Consolidation within the banking industry may result in the reduction of the aggregate amount of credit provided to us . We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, "Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all," included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	March 31, 2016	December 31, 2015
Non-controlling interests - Series D preference ordinary shares of XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares of XL-Cayman	999,500	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	562,285	562,285
Non-controlling interests - Other	72,189	70,599
Ordinary share capital	11,688,744	11,677,079
Total ordinary shares and non-controlling interests	$13,667,718	$13,654,463
Notes payable and debt	2,653,895	2,644,970
Total	$16,321,613	$16,299,433
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	March 31, 2016	December 31, 2015
Ordinary shareholders’ equity – beginning of period	$11,677,079	$10,033,751
Net income (loss) attributable to ordinary shareholders	21,885	1,207,152
Share buybacks	(355,900)	(468,971)
Share issuances	512	1,861,538
Ordinary share dividends	(58,714)	(211,814)
Change in accumulated other comprehensive income	407,941	(797,842)
Share-based compensation and other	(4,059)	53,265
Ordinary shareholders’ equity – end of period	$11,688,744	$11,677,079
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. As a result of the Catlin Acquisition, we also acquired the preference shares issued by Catlin-Bermuda. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. As of both March 31, 2016 and December 31, 2015, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the preference shares issued by Catlin-Bermuda as of March 31, 2016 was $562.3 million.
Debt
The following tables present our debt under outstanding securities and lenders' commitments as of March 31, 2016:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	300,000	298,183	2018	—	300,000	—	—
5.75% Senior Notes	400,000	397,630	2021	—	—	—	400,000
6.375% Senior Notes	350,000	349,057	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	492,723	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,257	2027	—	—	—	325,000
Trust Preferred Securities, face amount $8m, due 2035	8,248	8,248	2035	—	—	—	8,248
5.25% Senior Notes	300,000	296,328	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,469	2045	—	—	—	500,000
Total	$2,683,248	$2,653,895		$—	$300,000	$—	$2,383,248
_______________
(1)    Excluded from this table are credit facilities under which we are permitted to utilize up to $1.4 billion and $1.4 billion as of March 31, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financial needs. However, as of March 31, 2016 and December 31, 2015, $526.5 million and $527.1 million, respectively, were utilized under these facilities as letters of credit, leaving $823.5 million and $822.9 million, respectively, available to support other operating and financing needs.
(2)    "In Use/Outstanding" data represent March 31, 2016 accreted values. "Payments Due by Period" data represents ultimate redemption values.

In addition, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.
As of March 31, 2016, outstanding debt held by investors as follows consisted of senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman and guaranteed by XL-Ireland. These notes require XL-Cayman to pay a fixed rate of interest during their terms. As of March 31, 2016, the outstanding issues of unsecured notes are as follows:

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

As a result of the Allied Acquisition described in Item 1, Note 3(a), "Acquisitions and Disposals - Allied Acquisition," to the Unaudited Consolidated Financial Statements included herein, the Company assumed $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%. The Company has given notice that these securities will be retired at the next interest payment date on June 15, 2016.

Letter of Credit Facilities and other sources of collateral
As of March 31, 2016, we had fifteen letter of credit ("LOC") facilities in place with total availability of $4.5 billion, of which $2.5 billion was utilized.

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period
Facility Name (1)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Syndicated Unsecured Facility (2)	$1,000,000	$181,475	2018	$—	$1,000,000	$—	$—
Syndicated Secured Facility (2)	1,000,000	670,254	2018	—	1,000,000	—	—
Citi E.U. Facility	600,000	101,020	Continuous	—	—	—	600,000
London Market Facility	250,000	120,988	Continuous	—	—	—	250,000
2015 Citi Facility	250,000	245,000	2017	—	250,000	—	—
Goldman Facility	200,000	200,000	2017	—	200,000	—	—
2013 Citi Facility	100,000	100,000	2016	100,000	—	—	—
ING Facility	150,000	47,000	Continuous	—	—	—	47,000
FAL Facility I	125,000	125,000	2019	—	—	125,000	—
FAL Facility II	125,000	125,000	2019	—	—	125,000	—
FAL Facility III	125,000	125,000	2019	—	—	125,000	—
FAL Facility IV	125,000	125,000	2019	—	—	125,000	—
LOC Facility	230,000	160,268	Continuous	—	—	—	230,000
LOC Facility	215,000	213,463	Continuous	—	—	—	215,000
LOC Facility	8,617	8,617	2016	—	—	—	8,617
Total LOC facilities (3)	$4,503,617	$2,548,085		$100,000	$2,450,000	$500,000	$1,350,617
____________

(1)	Terms used in this table are defined in the discussion below.

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)
As of March 31, 2016, the portion of the total credit facilities permitted to be utilized for revolving loans was $1.4 billion. However, $526.5 million of this allowable portion was utilized to issue letters of credit, leaving $823.5 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

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
As a result of the Catlin Acquisition, we assumed, and may continue to access, the following letter of credit facilities:

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin-Bermuda, collateralized by pledged financial assets (the "CICL Facility"). As of March 31, 2016, $230 million of capacity was available under this facility.

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin Re Switzerland Ltd ("CRCH"), collateralized by pledged financial assets (the "CRCH Facility"). As of March 31, 2016, $175 million of capacity was available under this facility.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003 (the "Syndicate 2003 Facility"). As of March 31, 2016, $9 million of letters of credit were issued under this facility.
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
As described in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies as of March 31, 2016 and December 31, 2015:

(Foreign currency in millions)	March 31, 2016	December 31, 2015
Euro	146.0	25.6
U.K. Sterling	136.2	(34.6)
Swiss Franc	(26.5)	(11.5)
Canadian Dollar	316.5	293.9
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
Our credit risk framework establishes a 1% exceedance credit clash limit at a level not to exceed approximately 25% of Adjusted Tangible Capital in order to manage the direct and indirect credit exposures arising from underwriting and non-

underwriting activities that could potentially be impacted in various degrees by a systemic credit event (e.g. our investment portfolio, credit sensitive underwriting activities, unsecured exposures arising from reinsurance recoverable counterparties, brokers and other obligor counterparties). If we were to deploy the full limit, there would be a 1% probability that an event would occur during the next year that would result in a net credit clash related loss in excess of the limit. See "Other Key Focuses of Management - Risk Management" for factors we consider in setting the credit clash risk tolerance as well as for factors that could cause a deviation between estimated and actual incurred losses.
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.1 years as of March 31, 2016.
We manage credit risk in the investment portfolio, including fixed income, alternative and short-term investments, through the credit research performed by investment management service providers and our internal portfolio management team. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations related to the investment portfolio. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to our credit limit guidelines. Any issuer over its credit limits or experiencing financial difficulties or material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets," included herein for our aggregate fixed income portfolio credit rating in percentage terms of our aggregate fixed income portfolio as of March 31, 2016.
As of March 31, 2016 and December 31, 2015, the average credit quality of our aggregate fixed income investment portfolio was "AA." Our $14.0 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+," our $10.8 billion portfolio of corporates was rated "A," and our $6.2 billion structured securities portfolio was rated "AA+."
As of March 31, 2016, the top 5 corporate sector exposures listed below represented 26.7% of the aggregate fixed income investment portfolio and 77.2% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials	$3,720.2	11.8%
Consumer, non-Cyclical	1,971.1	6.3%
Industrial	936.5	3.0%
Consumer, Cyclical	934.9	3.0%
Energy	812.6	2.6%
Total	$8,375.3	26.7%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.2 billion structured securities portfolio, of which 92.7% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
RMBS - Agency	$4,367.0	70.7%
RMBS - Non-Agency	302.8	4.9%
CMBS	325.5	5.3%
Core CDOs (non-ABS CDOs and CLOs)	21.7	0.4%
Other ABS (1)	1,162.9	18.7%
Total	$6,179.9	100.0%
____________

(1)	Includes Covered Bonds.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. As of March 31, 2016, our equity portfolio was approximately $878.4 million as compared to $878.9 million at December 31, 2015. As of March 31, 2016 and December 31, 2015, our direct allocation to equity securities was 2.5% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. As of March 31, 2016, our exposure to private investments (including funds), excluding unfunded commitments, was $482.5 million, representing 1.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $547.2 million as of December 31, 2015.
Our hedge fund investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.8 billion representing approximately 4.9% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of March 31, 2016, as compared to

December 31, 2015 when we had a total exposure of $1.6 billion representing approximately 4.4% of the total investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, the positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies, had a total exposure of $502.1 million representing approximately 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2016, as compared to December 31, 2015, when we had a total exposure of $322.0 million representing approximately 0.9% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio as of March 31, 2016 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios as of March 31, 2016, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,135.0)	$(237.6)	$(992.7)	$(79.1)	$844.4
(I) Fixed Income Portfolio	(1,130.9)	—	(988.5)	(78.2)	816.7
(a) Cash & Short Term Investments	(13.0)	—	(6.7)	(0.9)	4.6
(b) Total Government Related	(541.7)	—	(302.9)	(13.6)	386.9
(c) Total Corporate Credit	(377.3)	—	(425.9)	(47.3)	316.8
(d) Total Structured Credit	(199.0)	—	(253.0)	(16.4)	142.4
(II) Non-Fixed Income Portfolio	—	(237.6)	—	—	383.0
(e) Equity Portfolio	—	(87.4)	—	—	224.1
(f) Hedge Fund Portfolio	—	(68.6)	—	—	146.2
(g) Private Investments	—	(81.6)	—	—	58.8
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR as of March 31, 2016 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
On May 1, 2015, the Company completed the Catlin Acquisition described in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition" to the Unaudited Consolidated Financial Statements included herein. Catlin's assets constituted approximately 26.1% of the Company's consolidated assets as of March 31, 2016 and revenue constituted approximately 48.9% of the Company's revenues for the three month period ended March 31, 2016. At this time, we are in the process of evaluating internal control over financial reporting for the Catlin businesses acquired, and accordingly, in reliance upon SEC interpretive guidance related to recent acquisitions, we did not consider the Catlin businesses when we evaluated our internal control over financial reporting for purposes of our evaluation of disclosure controls and procedures.
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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material developments to such proceedings during the three months ended March 31, 2016.
See Part I, Item 1, Note 14(b), "Litigation " to the Unaudited Consolidated Financial Statements included herein.

ITEM 1A.	RISK FACTORS
On February 29, 2016, the Company announced a proposal to change the parent holding company's place of incorporation to Bermuda from Ireland (the "Redomestication"). To effect the redomestication, a Bermuda exempted company, XL Group Ltd ("XL-Bermuda") would replace XL-Ireland as the ultimate holding company of the XL group of companies, and XL-Ireland's ordinary shareholders would receive one common share of XL-Bermuda in exchange for each ordinary share of XL-Ireland held by them. The Company expects to submit the proposal for Redomestication, along with related proposals, to its shareholders in the next several months and complete the transaction in the third quarter of 2016. The following risk factors relate solely to the proposed redomestication. Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional risk factors.
The rights of shareholders will change if the Redomestication is consummated due to differences between Bermuda law and Irish law.
Because of differences between Bermuda law and Irish law, if the Redomestication is consummated, certain rights of shareholders will change. Certain of these changes will be conditioned on the approval of proposals at the shareholder meetings relating to the adoption of bye-laws of XL-Bermuda. A discussion of material differences in shareholder rights between XL-Ireland and XL-Bermuda will be included in the definitive proxy statement relating to the Redomestication. Further, because XL-Bermuda will not be incorporated in Ireland, if the Redomestication is consummated, attempted takeovers of XL-Bermuda would not, as a matter of law, be subject to the Irish Takeover Rules nor review by the Irish Takeover Panel.
The anticipated benefits of the Redomestication may not be realized.
We may not realize the benefits we anticipate from the Redomestication. Our failure to realize those benefits could have a material and adverse effect on our business, results of operations or financial condition.
If the Irish High Court does not sanction the scheme of arrangement, XL-Ireland will not have the ability to effect the Redomestication.
The Redomestication is expected to be effectuated through a scheme of arrangement (the “Scheme of Arrangement”) that must be sanctioned by the High Court of Ireland (the "Irish High Court"). We cannot proceed with the Redomestication unless the Irish High Court sanctions the Scheme of Arrangement after conducting a sanction hearing. Assuming that the shareholders meetings to approve the Scheme of Arrangement and other matters in connection with the Redomestication are conducted in accordance with the Irish High Court’s order and that the shareholders approve the Scheme of Arrangement by the majority required by the Irish Companies Act of 2014, we are not aware of any reason why the Irish High Court would not sanction the Scheme of Arrangement. Nevertheless, the Irish High Court’s sanction is a matter for its discretion and there can be no assurance if or when such sanction will be obtained.
If the Irish High Court does not sanction the Scheme of Arrangement, XL-Ireland will be unable to effect the Redomestication as contemplated under the Scheme of Arrangement (even if the requisite shareholders have approved the Scheme of Arrangement). In addition, the Irish High Court may impose such conditions, modifications or amendments as it deems appropriate in relation to the Scheme of Arrangement, but may not impose any material changes without the joint consent of XL-Ireland and XL-Bermuda. If such conditions, modifications or amendments are imposed, the Company will be unable to effect the Redomesticaiton without amending the Scheme of Arrangement, which, depending on the nature of such conditions, modifications or amendments, might require new shareholder approvals. In addition, it is likely that the Company may determine to terminate the Scheme of Arrangement and not proceed with the Redomestication if any condition, modification or amendment is imposed on us that is adverse to the Company.
The market for the XL-Bermuda common shares may differ from the market for the XL-Ireland ordinary shares.

Following the Redomestication, we will continue to list XL-Bermuda common shares on the NYSE under the symbol "XL", the same trading symbol as the XL-Ireland ordinary shares. The market price, trading volume or volatility of the XL-Bermuda common shares could be different from those of the XL-Ireland ordinary shares.
XL-Bermuda may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on its financial condition.
Bermuda currently does not impose profits taxes, income taxes, capital gains taxes or any tax of the nature of estate or inheritance taxes. The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has provided XL-Bermuda an assurance that if any legislation is enacted in Bermuda that would “impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition” of any such tax will not be applicable to XL-Bermuda or any of its respective operations, shares, debentures or other obligations until March 31, 2035. It is possible that after March 31, 2035 XL-Bermuda may become subject to Bermuda taxes of the nature described above if Bermuda changes its tax laws as described in the prior sentence.
The Redomestication may not allow us to maintain a competitive worldwide effective corporate tax rate.
We believe the Redomestication should permit us to maintain a competitive worldwide effective tax rate. However, we cannot provide any assurance as to what our worldwide effective tax rate will be after the Redomestication because of, among other things, uncertainty regarding the amount of business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions. Our actual worldwide effective tax rate may vary from our expectation and that variation may be material.
If Bermuda does not maintain Solvency II equivalence in the future, the Company could face other regulation that would be adverse to its business.
Although the Solvency II equivalence determination for Bermuda (and other third countries) has been granted for an "indefinite period", Solvency II provides that equivalence for third countries should be regularly reviewed to take into account any changes to the prudential or solvency regime. It is therefore possible that in the future a determination could be made that Bermuda’s insurance supervisory regime is no longer equivalent to Solvency II. In such event, European Union supervisors may conduct group supervision in respect of the Company or utilize (currently unspecified) “other methods” to achieve the aims of group supervision. These methods may include requiring the Company to form a European Union subgroup under a new European Union domiciled holding company over which supervision would be exercised by a European supervisor, possibly accompanied by additional supervisory measures. This supervision or any group supervision conducted, or alternative measures utilized by European Union supervisors may apply in addition to Bermuda’s group supervision regime and could impose restrictions and requirements on the Company that could be material and adverse to the Company’s business and operations.
The Redomestication will result in additional direct and indirect costs, even if it is not consummated.
We will incur additional costs and expenses in connection with and as a result of the Redomestication. These costs and expenses include professional fees to comply with Bermuda corporate laws and financial reporting requirements, as well as any additional costs we may incur going forward as a result of our new corporate structure. In addition, we have incurred and expect to incur further legal, accounting, filing and possible other fees and mailing, financial printing and other expenses in connection with the Redomestication, even if the Scheme of Arrangement is not approved by the shareholders or the Redomestication is not consummated.
We may choose to abandon or defer the Redomestication.
The Redomestication may be abandoned, at any time or for any reason prior to the sanctioning of the Scheme of Arrangement by the Irish High Court, by action of the Board of Directors of XL-Ireland. While we currently expect the effective time of the Scheme of Arrangement to take place soon after the sanctioning of the Scheme of Arrangement by the Irish High Court, the effective time of the Scheme of Arrangement will not occur until the Irish Registrar of Companies has registered an order of the Irish High Court approving the Scheme of Arrangement. In addition the Board of Directors may defer the application to the Irish High Court to approve the Scheme of Arrangement, and thus the Redomestication for economic, strategic or other reasons, including if adverse conditions are imposed on the Scheme of Arrangement by the Irish High Court. It is likely that the Company may determine to terminate the Scheme of Arrangement and not proceed with the Redomestication if any condition, modification or amendment is imposed on us that is adverse to the Company.
The enforcement of judgments in shareholder suits against XL-Bermuda may be more difficult.
XL-Bermuda is a Bermuda company. XL-Bermuda has been advised by its Bermuda counsel, ASW Law Limited, that a judgment for the payment of money rendered by a court in the U.S. based on civil liability would not be automatically enforceable in Bermuda. XL-Bermuda has also been advised by ASW Law Limited that with respect to a final and conclusive judgment obtained in a court of competent jurisdiction in the U.S. under which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty), a Bermuda court would be expected to enforce a judgment based thereon, provided that (a) such courts had proper jurisdiction over the parties subject to such judgment, (b) such courts did not contravene the rules of natural justice of Bermuda, (c) such judgment was not obtained by fraud, (d) the enforcement of the judgment would not be contrary to the public policy of Bermuda, (e) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda and (f) there is due compliance with the correct procedures under the laws of Bermuda. As a result, it may be difficult for a shareholder to effect service of process within the U.S. or to enforce judgments obtained against XL-Bermuda in U.S. courts. A Bermuda court may impose civil liability on XL-Bermuda or its directors or officers in a suit brought in the Supreme Court of Bermuda against XL-Bermuda or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended March 31, 2016 of its ordinary shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2015 to January 31, 2015	1,615,881	$36.11	1,614,605	$645.0	million
February 1, 2015 to February 28, 2015	1,698,099	$34.69	1,680,663	$586.7	million
March 1, 2015 to March 31, 2015	6,656,361	$35.84	6,656,361	$348.2	million
	9,970,341	$35.69	9,951,629	$348.2	million
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

ITEM 5.	OTHER INFORMATION
Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities with Iran or with individuals or entities that are subject to certain sanctions under U.S. law. Disclosure is required even where the activities, transactions or dealings are conducted outside of the United States in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.
Certain of the Company’s non-U.S. subsidiaries provide insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. As a result of the recent lifting of European sanctions on Iran, some of these marine policyholders have informed us that they have begun shipping, or will begin to ship, cargo to and from Iran, including transporting crude oil, petrochemicals and refined petroleum products. Because these non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of our insureds and reinsureds are permitted under applicable laws and regulations, the Company intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.
A non-U.S. subsidiary provides property insurance for building and contents and business interruption for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department’s Office of Foreign Assets Control under Executive Order 13224. Coverage began on July 16, 2014. The insurance contract was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for this insurance contract from inception through March 31,

2016 are £72,960. There are no net profits attributable to this contract. As these activities are permitted pursuant to the license issued by Her Majesty’s Treasury, the subsidiary intends to continue providing property insurance in the United Kingdom to Bank Saderat in accordance with applicable law.
A non-U.S. subsidiary provides property insurance for building and contents for one property in the United Kingdom, owned by Melli Bank plc, a wholly owned subsidiary of Bank Melli Iran, which is an entity that has been identified as owned or controlled by the Government of Iran and appears on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599. Coverage began on July 1, 2014. The insurance contract was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for the insurance contract from inception through March 31, 2016 are £37,650. There are no net profits attributable to this contract. As these activities are permitted pursuant to the license issued by Her Majesty’s Treasury, the subsidiary intends to continue providing property insurance in the United Kingdom to Melli Bank plc in accordance with applicable law.

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

Date:	May 6, 2016
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	May 6, 2016
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc