Form 10-Q
period 2016-06-30
XL GROUP LTD
filed 2016-08-08
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number 1-10804

XL GROUP LTD
(Exact name of registrant as specified in its charter)

Bermuda	98-0665416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
O'Hara House, One Bermudiana Road, Hamilton HM 08, Bermuda
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
As of August 3, 2016, there were 274,972,458 outstanding Common Shares, $0.01 par value per share, of the registrant.

XL GROUP LTD

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	June 30, 2016	December 31, 2015
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2016 - $30,389,600; 2015 - $31,517,654)	$31,858,724	$32,257,589
Equity securities, at fair value (cost: 2016 - $955,231; 2015 - $834,079)	1,039,793	878,919
Short-term investments, at fair value (amortized cost: 2016 - $446,469; 2015 - $618,851)	444,301	617,390
Total investments available for sale	$33,342,818	$33,753,898
Fixed maturities, at fair value (amortized cost: 2016 - $1,385,588; 2015 - $1,263,609)	1,478,407	1,235,699
Short-term investments, at fair value (amortized cost: 2016 - $18,495; 2015 - $60,176)	18,499	60,330
Total investments, trading	$1,496,906	$1,296,029
Investments in affiliates	1,968,801	1,708,899
Other investments	1,297,704	1,433,057
Total investments	$38,106,229	$38,191,883
Cash and cash equivalents	3,316,749	3,256,236
Restricted cash	181,858	154,992
Accrued investment income	289,911	312,667
Deferred acquisition costs and value of business acquired	1,050,653	890,568
Ceded unearned premiums	2,174,219	1,821,793
Premiums receivable	6,469,371	4,712,493
Reinsurance balances receivable	563,673	418,666
Unpaid losses and loss expenses recoverable	5,426,773	5,262,706
Receivable from investments sold	222,558	231,158
Goodwill and other intangible assets	2,217,973	2,210,266
Deferred tax asset	224,786	282,311
Other assets	953,487	937,199
Total assets	$61,198,240	$58,682,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$26,020,564	$25,439,744
Deposit liabilities	1,178,113	1,168,376
Future policy benefit reserves	3,798,278	4,163,500
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2016 - $3,366,929; 2015 - $3,719,131)	1,145,314	914,629
Unearned premiums	8,274,300	7,043,358
Notes payable and debt	2,646,324	2,644,970
Reinsurance balances payable	2,911,974	2,117,727
Payable for investments purchased	175,153	130,060
Deferred tax liability	107,778	120,651
Other liabilities	1,276,510	1,285,460
Total liabilities	$47,534,308	$45,028,475
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2016 - 276,732,659; 2015 - 294,745,045)	$2,768	$2,947
Additional paid in capital	8,341,882	8,910,167
Accumulated other comprehensive income	1,408,587	686,616
Retained earnings	1,931,951	2,077,349
Shareholders’ equity attributable to XL Group plc	$11,685,188	$11,677,079
Non-controlling interest in equity of consolidated subsidiaries	1,978,744	1,977,384
Total shareholders’ equity	$13,663,932	$13,654,463
Total liabilities and shareholders’ equity	$61,198,240	$58,682,938
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Net premiums earned	$2,532,212	$2,082,053	$4,886,822	$3,416,053
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	176,242	176,340	340,568	334,434
Net investment income - Life Funds Withheld Assets	39,146	46,864	80,706	97,283
Total net investment income	$215,388	$223,204	$421,274	$431,717
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading ("Trading") - Life Funds Withheld Assets:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	51,990	20,939	63,154	36,117
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(32,778)	(16,520)	(52,360)	(27,035)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	256	(68)	258	(129)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	30,114	68,037	64,530	120,775
OTTI on investments - Life Funds Withheld Assets	(252)	(2,878)	(2,598)	(8,087)
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	55,287	(19,543)	124,383	(18,783)
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	$104,617	$49,967	$197,367	$102,858
Net realized and unrealized gains (losses) on derivative instruments	906	48,509	(2,716)	65,030
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(229,742)	239,174	(465,822)	9,807
Income (loss) from investment fund affiliates	13,179	31,377	8,600	66,706
Fee income and other	10,862	11,012	19,124	15,740
Total revenues	$2,647,422	$2,685,296	$5,064,649	$4,107,911
Expenses:
Net losses and loss expenses incurred	$1,632,386	$1,151,195	$3,014,871	$1,921,022
Claims and policy benefits	5,482	22,081	10,419	41,468
Acquisition costs	420,520	341,617	823,787	495,313
Operating expenses	522,521	507,354	1,037,902	833,010
Foreign exchange (gains) losses	(19,100)	10,374	(52,919)	37,764
Interest expense	55,738	49,667	108,041	101,105
Total expenses	$2,617,547	$2,082,288	$4,942,101	$3,429,682
Income (loss) before income tax and income (loss) from operating affiliates	$29,875	$603,008	$122,548	$678,229
Income (loss) from operating affiliates	21,418	9,462	34,068	32,130
Gain on sale of operating affiliate	—	340,407	—	340,407
Provision (benefit) for income tax	2,467	32,959	24,762	57,177
Net income (loss)	$48,826	$919,918	$131,854	$993,589
Non-controlling interests	5,044	4,879	66,187	42,269
Net income (loss) attributable to ordinary shareholders	$43,782	$915,039	$65,667	$951,320
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	281,793	289,420	286,881	272,665
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	285,082	293,983	290,929	277,473
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.16	$3.16	$0.23	$3.49
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.15	$3.11	$0.23	$3.43
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Net income (loss) attributable to ordinary shareholders	$43,782	$915,039	$65,667	$951,320
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	191,649	(318,935)	555,532	(258,590)
Change in adjustments related to future policy benefit reserves, net of tax	8,727	26,328	25,762	86,684
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	77,248	(321,046)	129,238	(283,931)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(28,841)	18,822	(38,548)	34,687
Change in OTTI losses recognized in other comprehensive income, net of tax	1,852	1,575	4,119	11,433
Change in underfunded pension liability, net of tax	100	(1,329)	(949)	(354)
Change in value of cash flow hedge	(48)	12	(87)	107
Foreign currency translation adjustments, net of tax	63,343	(34,423)	46,904	1,680
Comprehensive income (loss)	$357,812	$286,043	$787,638	$543,036
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2016	2015
Ordinary Shares:
Balance - beginning of year	$2,947	$2,552
Issuance of ordinary shares	16	515
Buybacks of ordinary shares	(196)	(30)
Exercise of stock options	1	2
Balance - end of period	$2,768	$3,039
Additional Paid in Capital:
Balance - beginning of year	$8,910,167	$7,359,102
Issuance of ordinary shares	15	1,851,705
Buybacks of ordinary shares	(591,757)	(85,796)
Exercise of stock options	1,725	4,826
Share-based compensation	21,732	24,031
Balance - end of period	$8,341,882	$9,153,868
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$686,616	$1,484,458
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	555,532	(258,590)
Change in adjustments related to future policy benefit reserves, net of tax	25,762	86,684
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	129,238	(283,931)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(38,548)	34,687
Change in OTTI losses recognized in other comprehensive income, net of tax	4,119	11,433
Change in underfunded pension liability, net of tax	(949)	(354)
Change in value of cash flow hedge	(87)	107
Foreign currency translation adjustments, net of tax	46,904	1,680
Balance - end of period	$1,408,587	$1,076,174
Retained Earnings (Deficit):
Balance - beginning of year	$2,077,349	$1,187,639
Net income (loss) attributable to ordinary shareholders	65,667	951,320
Dividends on ordinary shares	(115,060)	(91,133)
Buybacks of ordinary shares	(92,433)	(26,559)
Share-based compensation	(3,572)	(7,050)
Balance - end of period	$1,931,951	$2,014,217
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,977,384	$1,402,015
Non-controlling interests - contributions	1,129	4,659
Non-controlling interests - distributions	(5,180)	(15,026)
Non-controlling interests - acquired	—	562,285
Non-controlling interests	5,436	3,874
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(25)	—
Balance - end of period	$1,978,744	$1,957,807
Total Shareholders’ Equity	$13,663,932	$14,205,105
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$131,854	$993,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(197,367)	(102,858)
Net realized and unrealized (gains) losses on derivative instruments	2,716	(65,030)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	465,822	(9,807)
Amortization of premiums (discounts) on fixed maturities	90,876	77,334
(Income) loss from investment and operating affiliates	(7,186)	(78,257)
Gain on sale of ARX Holding Corp.	—	(340,407)
Share-based compensation	43,226	39,641
Depreciation and amortization	58,643	29,349
Accretion of deposit liabilities	24,816	20,887
Changes in:
Unpaid losses and loss expenses	651,236	(166,007)
Future policy benefit reserves	(118,130)	(122,842)
Funds withheld on GreyCastle life retrocession arrangements, net	(133,839)	(156,411)
Unearned premiums	1,273,539	868,244
Premiums receivable	(1,835,783)	(959,771)
Unpaid losses and loss expenses recoverable	(189,376)	(255,432)
Ceded unearned premiums	(376,466)	(343,391)
Reinsurance balances receivable	(149,498)	56,825
Deferred acquisition costs and value of business acquired	(149,218)	(105,402)
Reinsurance balances payable	798,492	565,221
Deferred tax asset - net	(24,124)	30,284
Derivatives	50,682	109,745
Other assets	(118,265)	(63,360)
Other liabilities	(65,890)	(59,258)
Other	(59,506)	57,618
Total adjustments	$35,400	$(973,085)
Net cash provided by (used in) operating activities	$167,254	$20,504
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$7,449,955	$6,352,126
Proceeds from redemption of fixed maturities and short-term investments	2,088,317	1,938,622
Proceeds from sale of equity securities	114,958	271,367
Purchases of fixed maturities and short-term investments	(8,356,108)	(8,042,196)
Purchases of equity securities	(255,442)	(239,535)
Proceeds from sale of affiliates	153,928	86,156
Purchases of affiliates	(408,886)	(33,298)
Purchase of Catlin Group Limited, net of cash acquired	—	(1,020,015)
Purchase of Allied International Holdings, Inc., net of cash acquired	(69,745)	—
Proceeds from sale of ARX Holding Corp.	—	560,552
Change in restricted cash	(26,866)	(135,638)
Other	108,095	(87,516)
Net cash provided by (used in) investing activities	$798,206	$(349,375)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$1,727	$4,827
Buybacks of ordinary shares	(684,386)	(112,385)
Dividends paid on ordinary shares	(113,731)	(89,053)
Distributions to non-controlling interests	(65,682)	(53,456)
Contributions from non-controlling interests	1,130	4,658
Proceeds from the issuance of debt	—	980,600
Repayment of debt	(8,248)	—
Deposit liabilities	(14,807)	(49,388)
Net cash provided by (used in) financing activities	$(883,997)	$685,803
Effects of exchange rate changes on foreign currency cash	(20,950)	(37,905)
Increase (decrease) in cash and cash equivalents	$60,513	$319,027
Cash and cash equivalents - beginning of period	3,256,236	2,521,814
Cash and cash equivalents - end of period	$3,316,749	$2,840,841
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL-Bermuda"), completed a scheme of arrangement under Irish law (the "Scheme of Arrangement") that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL-Bermuda and XL-Ireland becoming a subsidiary of XL-Bermuda. In accordance with the terms of the Scheme of Arrangement, the following steps occurred effectively simultaneously at the effective time of the Redomestication: (i) all of the existing XL-Ireland ordinary shares, par value $0.01 per share (the "XL-Ireland shares") (other than XL-Ireland shares held by XL-Bermuda) were canceled; (ii) the reserves created on cancellation of the XL-Ireland shares were used to issue XL-Ireland shares to XL-Bermuda; and (iii) in return for such issuance of XL-Ireland shares to XL-Bermuda, XL-Bermuda issued common shares, par value $0.01 per share (the "XL-Bermuda shares"). The XL-Bermuda shares issued in connection with the redomestication were issued in reliance upon an exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act") provided under Section 3(a)(10) of the Securities Act. Upon the Redomestication, XL-Bermuda became the successor issuer to XL-Ireland and succeeded XL-Ireland’s obligation to file reports, proxy statements and other information required of domestic registrants by the Securities Exchange Act of 1934, as amended with the U.S. Securities and Exchange Commission (the “SEC”).  As the successor issuer, the XL-Bermuda shares were deemed to be registered under Section 12(b) of the Exchange Act. Further, XL-Bermuda is subject to the applicable listing standards of the New York Stock Exchange ("NYSE"), and will report its financial results in U.S. Dollars and under U.S. generally accepted accounting principles, in addition to any reporting requirements under Bermuda law. XL-Bermuda's shares continue in place of the XL-Ireland shares to trade on the NYSE under the ticker symbol "XL".
XL-Ireland expects that the financial condition, results of operations, including global effective tax rate, and cash flows of XL-Bermuda will not be materially different from that of XL-Ireland prior to the Redomestication. In connection with the Redomestication, on August 3, 2016, XL-Ireland distributed the ordinary shares of XLIT Ltd., an exempted company incorporated under the laws of the Cayman Islands (“XL-Cayman”), to XL-Bermuda (the “Distribution”), which was recorded on the share register of XL-Cayman on August 4, 2016. As a result of the Distribution, XL-Cayman is now a direct, wholly-owned subsidiary of XL-Bermuda. It is anticipated that XL-Ireland will be liquidated (via a solvent members voluntary liquidation which was initiated on August 2, 2016) at the end of 2016 or the beginning of 2017.
The financial statements included in this Form 10-Q are for the quarter ended June 30, 2016, a period that ended prior to the Redomestication, and therefore include financial statements for XL-Ireland. Prior to July 25, 2016, unless the context otherwise indicates, references herein to the “Company” are to XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references to the “Company” are to XL-Bermuda and its consolidated subsidiaries.
These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
On May 1, 2015, the Company completed its acquisition of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. For further information, see Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
In May 2014, the Company ceded the majority of its life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest (the "Life Funds Withheld Assets"). The Life Funds Withheld Assets are

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments. For further information, see Item 8, Note 3(e), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
In February 2016, the FASB issued an accounting standards update concerning the accounting for leases. The most significant change to existing GAAP created by this standard will be the lessee recognition of lease assets and lease liabilities for those leases classified as operating. The core principle of this guidance stipulates that a lessee should recognize in the statement of financial position, initially measured at the present value of the lease payments, both a liability for contractual payments due under the lease, and an asset representing its right to use the underlying leased asset for the lease term ("right-of-use asset"). For financing leases, interest on the lease liability should be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income. Additionally, as regards the presentation of financing lease activities within the statement of cash flows, repayments of the principal portion of the lease liability should be classified within financing activities, while payments of interest on the lease liability should be classified within operating activities. For operating leases, a single net lease cost should be recognized over the lease term, generally on a straight-line basis, and all cash payments related to the lease should be classified within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and therefore recognize lease expense for such leases on a straight-line basis over the lease term. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will substantively continue to account for leases that commence before the effective date in accordance with existing GAAP, except that a right-

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of-use asset and a lease liability must be recorded for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were previously tracked and disclosed. The Company is currently evaluating the impact of this guidance, but expects that it will have an effect on the Company's financial condition as new assets and liabilities related to operating leases are likely to be recorded as a result of adoption. The Company does not expect this new guidance to have a material impact on the Company's results of operations or cash flows.
In March 2016, the FASB issued an accounting standards update concerning the accounting for equity method investments. The amendments in this update require an investor to increase its current basis in an investment by the cost of the acquisition of an additional interest in the investee when the investment qualifies for use of the equity method as a result of such increase in the level of ownership interest or degree of influence and adopt the equity method of accounting as of that date. Additionally, if the investment was previously accounted for as an available-for sale security, an entity also shall immediately recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (“AOCI”) as of that date. Thus, this new treatment is eliminating existing GAAP rules requiring retroactive adjustment of an entity’s investments, results of operations and retained earnings when an existing investment qualifies for the equity method of accounting. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied prospectively upon their effective date. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, but does not expect this new guidance to have a material impact on the Company's financial condition, results of operations or cash flows.
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
In June 2016 the FASB issued an accounting standards update concerning the measurement of credit losses on financial instruments. The amendments in this update affect the measurement of various financial assets, including loans, debt securities, trade receivables, reinsurance receivables and net investments in leases. For assets measured at amortized cost the amendments in this update require presentation at the net amount expected to be collected. This results in an allowance for all expected credit losses over an asset’s entire life, with no threshold for recognition. This allowance should be maintained in a valuation account that is deducted from the amortized cost of the asset to result in the net amount for presentation purposes. Credit loss allowances for newly created financial assets and subsequent movements in these allowances will be recognized in the income statement, except for the initial credit losses on assets that are purchased in an already credit-impaired state, which will be added to the purchase price of such assets. For available-for-sale debt securities, credit losses should also be recorded though an allowance. The allowance for credit losses is restricted to the difference between the fair value and amortized cost of the relevant asset. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The updates should be adopted in a modified-retrospective approach, by means of a cumulative-effect

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

adjustment to retained earnings at the beginning of the first reporting period in which the guidance is effective. For securities with an existing other-than-temporary impairment or securities previously acquired with deteriorated quality the relevant provisions should be adopted prospectively. The Company is currently evaluating the impact of this guidance and expects it will have an impact on the Company’s financial position and results of operations, but not the Company’s cash flows.
3. Acquisitions and Disposals
(a)    Allied Acquisition
Overview
On February 1, 2016, the Company's indirect, wholly-owned subsidiary, XL Reinsurance America Inc. ("XLRA"), completed the acquisition ("Allied Acquisition") of Allied International Holdings, Inc. ("Allied"). Allied is the holding company of Allied Specialty Insurance, Inc. and T.H.E. Insurance Company, a leading insurer of the outdoor entertainment industry in the U.S.
Acquisition Consideration
The Company made an initial payment of $75.7 million to acquire Allied. Additional contingent consideration then will be paid based on production and underwriting profitability over a three year period subsequent to the acquisition date. The target payments of contingent consideration range from $7.5 million to $30.0 million. The Company currently believes the fair market value of these payments to be $15.0 million, resulting in total consideration of $90.7 million recorded for the acquisition.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Allied based on estimated fair values on the acquisition date. The fair value of the net assets acquired and liabilities assumed was $76.7 million, which includes indefinite-lived intangible assets of $8.0 million and other intangible assets of $6.0 million, which will be amortized over their estimated useful lives. Other adjustments to the historical carrying value of acquired assets and liabilities included: estimating the fair value of net loss and loss expense reserves at the present value of expected net loss and loss adjustment expense payments plus a risk premium, estimating the value of the business acquired at the present value of expected underwriting profits with net unearned premiums plus a risk margin less policy servicing costs, and estimating the fair value of real estate assets at appraised market values. In conjunction with the transaction, the Company recognized goodwill of $14.1 million, which is primarily attributable to the acquiree's underwriting expertise in a niche specialty risk business. The Company has allocated all of the $14.1 million of goodwill to its Insurance segment. See Note 8, "Goodwill and Other Intangible Assets," for further information.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

date, while Goodwill of approximately $13.4 million was recorded in conjunction with the transaction. See Note 8, "Goodwill and Other Intangible Assets," for a further discussion of the goodwill recorded in conjunction with the acquisition.
(c)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), the Company completed its acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin Group Limited ("Catlin") for approximately $4.1 billion. For further information, see Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland share, par value $0.01 per share, subject to the mix and match facility set forth in the Implementation Agreement. The newly-issued XL-Ireland shares were listed on the New York Stock Exchange. The XL-Ireland shares issued in connection with the Catlin Acquisition were issued in reliance upon the exemption from registration under the Securities Act provided by Section 3(a)(10) of the Securities Act.
XL-Ireland issued approximately 49.9 million XL-Ireland shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $794.0 million, which is primarily attributable to the synergies and economies of scale expected to result upon integration of Catlin into the Company's operations, including further diversification in geographic mix and product offerings and an increase in distribution strength. The Company has allocated $466.1 million of this goodwill to its Insurance segment and $327.9 million to its Reinsurance segment. The Company also recognized indefinite lived intangible assets of $673.0 million and other intangible assets of $315.0 million, which will be amortized over their estimated useful lives. See Note 8, "Goodwill and Other Intangible Assets," for further information.
As part of the purchase price allocation, the Company adjusted the historical carrying value of the acquired assets and liabilities based on estimated fair values at the Acquisition Date. An explanation of the significant adjustments for fair value that are being amortized to net income is as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force as of the Acquisition Date expire. The Company has included $39.8 million and $99.4 million, respectively, in acquisition expenses related to the amortization of the value of business acquired asset during the three and six months ended June 30, 2016 and $183.3 million for the three and six months ended June 30, 2015.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transaction-related Costs
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other in its segment disclosure in Note 5, "Segment Information." Costs incurred for the six months ended June 30, 2016 are:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2015	$16,127	$16,969	$818	$23,375	$57,289
Costs incurred in 2016	27,533	15,280	8,331	55,960	107,104
2016 payments	29,743	25,827	4,612	35,371	95,553
Liabilities at June 30, 2016	$13,917	$6,422	$4,537	$43,964	$68,840
(d)    Sale of Strategic Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re"), which, on June 9, 2016 amalgamated with XL Insurance (Bermuda) Ltd and formed XL Bermuda Ltd, an indirect wholly-owned subsidiary of the Company, completed the previously announced sale of all of its shares in ARX Holding Corp. ("ARX") to The Progressive Corporation ("Progressive") pursuant to the terms of the Stock Purchase Agreement with Progressive. XL Re's shares in ARX represented approximately 40.6% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. The carrying value of XL Re's shares in ARX was $220.2 million at the time of the sale.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
For further information about the Company's fair value measurements, see Item 8, Note 2(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 4, "Fair Value Measurements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy:

June 30, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at June 30, 2016
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported ("U.S. Government")	$—	$4,089,832	$44,256	$—	$4,134,088
Corporate - Financials	—	3,682,334	43,637	—	3,725,971
Corporate - Non Financials	—	6,826,428	1,929	—	6,828,357
Residential mortgage-backed securities – Agency ("RMBS - Agency")	—	4,455,615	15	—	4,455,630
Residential mortgage-backed securities – Non-Agency ("RMBS - Non-Agency")	—	288,815	—	—	288,815
Commercial mortgage-backed securities ("CMBS")	—	278,314	—	—	278,314
Collateralized debt obligations ("CDOs")	—	6	17,794	—	17,800
Other asset-backed securities	—	1,036,623	6,855	—	1,043,478
U.S. States and political subdivisions of the States	—	2,635,034	—	—	2,635,034
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported ("Non-U.S. Governments")	—	5,607,431	—	—	5,607,431
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,900,432	$114,486	$—	$29,014,918
Equity securities, at fair value	547,218	492,575		—	1,039,793
Short-term investments, at fair value (1)	—	444,301	—	—	444,301
Total investments AFS - Excluding Funds Withheld Assets	$547,218	$29,837,308	$114,486	$—	$30,499,012
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$12,499	$—	$—	$12,499
Corporate - Financials	—	504,464	—	—	504,464
Corporate - Non Financials	—	1,228,496	—	—	1,228,496
RMBS – Agency	—	686	—	—	686
RMBS – Non-Agency	—	24,252	—	—	24,252
CMBS	—	105,019	—	—	105,019
Other asset-backed securities	—	117,797	—	—	117,797
Non-U.S. Governments	—	850,593	—	—	850,593
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,843,806	$—	$—	$2,843,806
Total investments - AFS, at fair value	$547,218	$32,681,114	$114,486	$—	$33,342,818

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at June 30, 2016
Fixed maturities - Trading
U.S. Government	$—	$18,570	$—	$—	$18,570
Corporate - Financials	—	416,325	—	—	416,325
Corporate - Non Financials	—	592,848	—	—	592,848
RMBS – Agency	—	1,868	—	—	1,868
RMBS – Non-Agency	—	197	—	—	197
CMBS	—	5,223	—	—	5,223
Other asset-backed securities	—	25,965	—	—	25,965
Non-U.S. Governments	—	417,411	—	—	417,411
Total fixed maturities - Trading, at fair value	$—	$1,478,407	$—	$—	$1,478,407
Short-term investments, at fair value (1)	—	18,499	—	—	$18,499
Total investments, Trading	$—	$1,496,906	$—	$—	$1,496,906
Cash equivalents (2)	222,533	1,380,044	—	—	1,602,577
Cash equivalents - Life Funds Withheld Assets (2)	—	100,134	—	—	100,134
Other investments (3)	—	912,790	243,238	—	1,156,028
Other assets (4)	—	62,209	19,600	(2,674)	79,135
Total assets accounted for at fair value	$769,751	$36,633,197	$377,324	$(2,674)	$37,777,598
Liabilities
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$900,110	$—	$—	$900,110
Financial instruments sold, but not yet purchased (6)	—	—	—	—	—
Other liabilities (4)	—	22,558	29,436	(2,674)	49,320
Total liabilities accounted for at fair value	$—	$922,668	$29,436	$(2,674)	$949,430

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$5,020,574	$45,063	$—	$5,065,637
Corporate - Financials	—	3,508,224	53,685	—	3,561,909
Corporate - Non Financials	—	6,900,259	188	—	6,900,447
RMBS - Agency	—	3,754,894	3,077	—	3,757,971
RMBS - Non-Agency	—	328,540	—	—	328,540
CMBS	—	405,316	—	—	405,316
CDOs	—	2	32,408	—	32,410
Other asset-backed securities	—	1,150,715	17,857	—	1,168,572
U.S. States and political subdivisions of the States	—	2,632,070	—	—	2,632,070
Non-U.S. Government	—	5,251,614	—	—	5,251,614
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,952,208	$152,278	$—	$29,104,486
Equity securities, at fair value	528,581	350,338	—	—	878,919
Short-term investments, at fair value (1)	—	617,390	—	—	617,390
Total investments AFS - Excluding Funds Withheld Assets	$528,581	$29,919,936	$152,278	$—	$30,600,795

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$12,742	$—	$—	$12,742
Corporate - Financials	—	598,236	—	—	598,236
Corporate - Non Financials	—	1,308,628	—	—	1,308,628
RMBS – Agency	—	752	—	—	752
RMBS – Non-Agency	—	26,953	—	—	26,953
CMBS	—	122,481	—	—	122,481
Other asset-backed securities	—	149,795	—	—	149,795
Non-U.S. Government	—	933,516	—	—	933,516
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$3,153,103	$—	$—	$3,153,103
Total investments - AFS, at fair value	$528,581	$33,073,039	$152,278	$—	$33,753,898
Fixed maturities - Trading
U.S. Government	$—	$4,990	$—	$—	$4,990
Corporate - Financials	—	335,956	—	—	335,956
Corporate - Non Financials	—	493,621	—	—	493,621
RMBS – Agency	—	368	—	—	368
CMBS	—	4,803	—	—	4,803
Other asset-backed securities	—	25,700	—	—	25,700
Non-U.S. Government	—	370,261	—	—	370,261
Total fixed maturities - Trading, at fair value	$—	$1,235,699	$—	$—	$1,235,699
Short-term investments, at fair value (1)	—	60,330	—	—	$60,330
Total investments, Trading	$—	$1,296,029	$—	$—	$1,296,029
Cash equivalents (2)	437,742	830,924	—	—	1,268,666
Cash equivalents - Life Funds Withheld Assets (2)	517	100,757	—	—	101,274
Other investments (3)	—	1,008,176	283,550	—	1,291,726
Other assets (4)	—	69,914	19,400	(3,087)	86,227
Total assets accounted for at fair value	$966,840	$36,378,839	$455,228	$(3,087)	$37,797,820
Liabilities
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$463,915	$—	$—	$463,915
Financial instruments sold, but not yet purchased (6)	347	—	—	—	347
Other liabilities (4)	—	16,304	29,191	(3,087)	42,408
Total liabilities accounted for at fair value	$347	$480,219	$29,191	$(3,087)	$506,670
____________

(1)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/Supported securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
The Other investments balance excludes a certain payment obligation. This investment, which totaled $141.7 million as of June 30, 2016 and $141.3 million as of December 31, 2015, is carried at amortized cost. For further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
There were no significant transfers between Level 1 and Level 2 during each of the three and six months ended June 30, 2016 and 2015.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2016 and 2015 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2016 and 2015, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2016 and 2015, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In general, Level 3 assets include securities for which values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 may arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant unobservable inputs and other valuations sourced from brokers that are considered Level 3.
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
Other investments
Included within the other investments component of the Company’s Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management reviews the values received incorporating factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions that may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2016
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$44,940	$43,583	$181	$2,853
Realized gains (losses)	(38)	44	—	—
Movement in unrealized gains (losses)	34	(29)	1	—
Purchases and issuances	—	39	1,747	—
Sales	—	—	—	—
Settlements	(680)	—	—	(1)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	(2,837)
Balance, end of period	$44,256	$43,637	$1,929	$15
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(3)	$16	$1	$—

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$21,729	$4,200
Realized gains (losses)	—	—	49	(527)
Movement in unrealized gains (losses)	—	—	473	561
Purchases and issuances	—	—	—	1,072
Sales	—	—	—	—
Settlements	—	—	(4,457)	(571)
Transfers into Level 3	—	—	—	3,015
Transfers out of Level 3	—	—	—	(895)
Balance, end of period	$—	$—	$17,794	$6,855
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$522	$35

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$301,095	$(9,852)
Realized gains (losses)	—	—	1,024	—
Movement in unrealized gains (losses)	—	—	(5,740)	16
Purchases and issuances	—	—	11,374	—
Sales	—	—	—	—
Settlements	—	—	(4,647)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(59,868)	—
Balance, end of period	$—	$—	$243,238	$(9,836)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$(4,716)	$16

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2015
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$—	$—	$5,861	$1,820
Realized gains (losses)	—	—	(140)	—
Movement in unrealized gains (losses)	—	—	(44)	(1)
Purchases and issuances	—	10,000	(123)	1,297
Sales	—	—	—	—
Settlements	—	—	—	(78)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$10,000	$5,554	$3,038
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$(184)	$(1)

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$496,923	$2,244
Realized gains (losses)	—	—	224	92
Movement in unrealized gains (losses)	—	—	2,445	8
Purchases and issuances	—	—	11,941	40,628
Sales	—	—	—	—
Settlements	—	—	(27,362)	(227)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$484,171	$42,745
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$2,057	$100

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$190,097	$(9,606)
Realized gains (losses)	—	—	1,291	—
Movement in unrealized gains (losses)	—	—	(139)	(147)
Purchases and issuances	—	—	66,510	—
Sales	—	—	—	—
Settlements	—	—	(2,087)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$255,672	$(9,753)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$1,152	$(147)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2016
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$45,063	$53,685	$188	$3,077
Realized gains (losses)	(75)	97	—	(3)
Movement in unrealized gains (losses)	627	(68)	—	7
Purchases and issuances	—	208	1,747	—
Sales	—	—	—	—
Settlements	(1,359)	—	(6)	(229)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(10,285)	—	(2,837)
Balance, end of period	$44,256	$43,637	$1,929	$15
Movement in total gains (losses) above relating to instruments still held at the reporting date	$551	$31	$—	$4

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$32,408	$17,857
Realized gains (losses)	—	—	90	522
Movement in unrealized gains (losses)	—	—	5,730	(2,197)
Purchases and issuances	—	—	—	1,072
Sales	—	—	—	—
Settlements	—	—	(20,434)	(12,519)
Transfers into Level 3	—	—	—	3,015
Transfers out of Level 3	—	—	—	(895)
Balance, end of period	$—	$—	$17,794	$6,855
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$5,819	$(1,673)

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$283,550	$(9,791)
Realized gains (losses)	—	—	6,831	—
Movement in unrealized gains (losses)	—	—	(8,457)	(45)
Purchases and issuances	—	—	25,153	—
Sales	—	—	—	—
Settlements	—	—	(19,465)	—
Transfers into Level 3	—	—	15,494	—
Transfers out of Level 3	—	—	(59,868)	—
Balance, end of period	$—	$—	$243,238	$(9,836)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$(1,626)	$(45)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2015
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$—	$—	$5,894	$1,910
Realized gains (losses)	—	—	(141)	—
Movement in unrealized gains (losses)	—	—	4	(2)
Purchases and issuances (1)	—	10,000	(123)	1,297
Sales	—	—	—	—
Settlements	—	—	(80)	(167)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$10,000	$5,554	$3,038
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$(136)	$—

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$687,958	$5,288
Realized gains (losses)	—	—	260	91
Movement in unrealized gains (losses)	—	—	8,000	10
Purchases and issuances (1)	—	—	11,941	40,628
Sales	—	—	(155,085)	—
Settlements	—	—	(68,903)	(3,272)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$484,171	$42,745
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$4,725	$100

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$185,083	$(9,764)
Realized gains (losses)	—	—	2,593	—
Movement in unrealized gains (losses)	—	—	(1,966)	11
Purchases and issuances (1)	—	—	73,303	—
Sales	—	—	—	—
Settlements	—	—	(3,341)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$255,672	$(9,753)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$628	$11

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
The following table includes financial instruments for which the carrying value differs from the estimated fair values as of June 30, 2016 and December 31, 2015. All of these fair value estimates are considered Level 2 fair value measurements.

	June 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$141,675	$153,622	$141,329	$154,065
Deposit liabilities	$1,178,113	$1,504,030	$1,168,376	$1,436,210
Notes payable and debt	2,646,324	2,866,838	2,644,970	2,805,152
Financial Liabilities	$3,824,437	$4,370,868	$3,813,346	$4,241,362
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 49.9 basis points and 26.5 basis points as of June 30, 2016 and December 31, 2015, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction described in Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," the underwriting results of the acquired businesses from the Acquisition Date through June 30, 2016 are included in the Company's Insurance or Reinsurance segment, as appropriate.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the segment results for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,512,012	$1,018,766	$3,530,778	$68,545	$3,599,323
Net premiums written	1,780,192	942,419	2,722,611	3,508	2,726,119
Net premiums earned	1,696,720	831,984	2,528,704	3,508	2,532,212
Less: Net losses and loss expenses (2)	1,095,739	536,647	1,632,386	5,482	1,637,868
Less: Acquisition costs (2)	232,414	186,283	418,697	1,823	420,520
Less: Operating expenses (3)	307,468	68,260	375,728	405	376,133
Underwriting profit (loss)	$61,099	$40,794	$101,893	$(4,202)	$97,691
Net investment income - excluding Life Funds Withheld Assets (4)			154,642	7,525	162,167
Net investment income - Life Funds Withheld Assets				39,146	39,146
Net results from structured products (5)	2,765	(706)	2,059	—	2,059
Net fee income and other (6)	(3,749)	1,248	(2,501)	171	(2,330)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			27,948	(8,480)	19,468
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			(71)	85,220	85,149
Net realized and unrealized gains (losses) on derivative instruments			—	906	906
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(229,742)	(229,742)
Net income (loss) from investment fund affiliates and operating affiliates			—	34,597	34,597
Less: Exchange (gains) losses			—	(19,100)	(19,100)
Less: Corporate operating expenses			—	133,185	133,185
Contribution from P&C and Corporate and Other			283,970	(188,944)	95,026
Less: Interest expense (7)				43,733	43,733
Less: Non-controlling interests				5,044	5,044
Less: Income tax expense				2,467	2,467
Net income (loss) attributable to ordinary shareholders					$43,782
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.6%	64.5%	64.6%
Underwriting expense ratio	31.8%	30.6%	31.4%
Combined ratio	96.4%	95.1%	96.0%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $14.1 million and $12.0 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,219,444	$782,248	$3,001,692	$79,443	$3,081,135
Net premiums written	1,401,772	698,301	2,100,073	18,258	2,118,331
Net premiums earned	1,412,906	650,889	2,063,795	18,258	2,082,053
Less: Net losses and loss expenses (2)	896,370	254,825	1,151,195	22,081	1,173,276
Less: Acquisition costs (2)	181,716	158,217	339,933	1,684	341,617
Less: Operating expenses (3)	292,161	71,727	363,888	(59)	363,829
Underwriting profit (loss)	$42,659	$166,120	$208,779	$(5,448)	$203,331
Net investment income - excluding Life Funds Withheld Assets (4)			149,461	10,831	160,292
Net investment income - Life Funds Withheld Assets				46,864	46,864
Net results from structured products (5)	3,401	1,856	5,257	—	5,257
Net fee income and other (6)	(2,033)	623	(1,410)	46	(1,364)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			4,223	128	4,351
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	45,616	45,616
Net realized and unrealized gains (losses) on derivative instruments			—	48,509	48,509
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	239,174	239,174
Net income (loss) from investment fund affiliates and operating affiliates			—	40,839	40,839
Gain on sale of operating affiliate				340,407	340,407
Less: Exchange (gains) losses			—	10,374	10,374
Less: Corporate operating expenses			—	130,987	130,987
Contribution from P&C and Corporate and Other			366,310	625,605	991,915
Less: Interest expense (7)				39,038	39,038
Less: Non-controlling interests				4,879	4,879
Less: Income tax expense				32,959	32,959
Net income (loss) attributable to ordinary shareholders					$915,039
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.4%	39.2%	55.8%
Underwriting expense ratio	33.6%	35.3%	34.1%
Combined ratio	97.0%	74.5%	89.9%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $16.0 million and $10.6 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,015,984	$2,874,109	$7,890,093	$137,456	$8,027,549
Net premiums written	3,284,126	2,500,080	5,784,206	6,672	5,790,878
Net premiums earned	3,290,594	1,589,556	4,880,150	6,672	4,886,822
Less: Net losses and loss expenses (2)	2,095,331	919,540	3,014,871	10,419	3,025,290
Less: Acquisition costs (2)	457,872	362,631	820,503	3,284	823,787
Less: Operating expenses (3)	619,900	147,494	767,394	623	768,017
Underwriting profit (loss)	$117,491	$159,891	$277,382	$(7,654)	$269,728
Net investment income - excluding Life Funds Withheld Assets (4)			297,773	16,058	313,831
Net investment income - Life Funds Withheld Assets				80,706	80,706
Net results from structured products (5)	3,987	42	4,029	—	4,029
Net fee income and other (6)	(7,611)	2,085	(5,526)	473	(5,053)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			16,788	(5,736)	11,052
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			(71)	186,386	186,315
Net realized and unrealized gains (losses) on derivative instruments			—	(2,716)	(2,716)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(465,822)	(465,822)
Net income (loss) from investment fund affiliates and operating affiliates			—	42,668	42,668
Less: Exchange (gains) losses			—	(52,919)	(52,919)
Less: Corporate operating expenses			—	245,695	245,695
Contribution from P&C and Corporate and Other			590,375	(348,413)	241,962
Less: Interest expense (7)				85,346	85,346
Less: Non-controlling interests				66,187	66,187
Less: Income tax expense				24,762	24,762
Net income (loss) attributable to ordinary shareholders					$65,667
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.7%	57.8%	61.8%
Underwriting expense ratio	32.7%	32.1%	32.5%
Combined ratio	96.4%	89.9%	94.3%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $26.7 million and $22.7 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$3,874,191	$1,607,910	$5,482,101	$154,394	$5,636,495
Net premiums written	2,490,880	1,445,936	3,936,816	32,764	3,969,580
Net premiums earned	2,375,212	1,008,077	3,383,289	32,764	3,416,053
Less: Net losses and loss expenses (2)	1,513,317	407,705	1,921,022	41,468	1,962,490
Less: Acquisition costs (2)	262,103	229,709	491,812	3,501	495,313
Less: Operating expenses (3)	500,618	114,222	614,840	872	615,712
Underwriting profit (loss)	$99,174	$256,441	$355,615	$(13,077)	$342,538
Net investment income - excluding Life Funds Withheld Assets (4)			282,269	21,041	303,310
Net investment income - Life Funds Withheld Assets				97,283	97,283
Net results from structured products (5)	6,306	3,976	10,282	—	10,282
Net fee income and other (6)	(9,498)	1,448	(8,050)	178	(7,872)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			10,030	(1,077)	8,953
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	93,905	93,905
Net realized and unrealized gains (losses) on derivative instruments			—	65,030	65,030
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	9,807	9,807
Net income (loss) from investment fund affiliates and operating affiliates			—	98,836	98,836
Gain on sale of operating affiliate				340,407	340,407
Less: Exchange (gains) losses			—	37,764	37,764
Less: Corporate operating expenses			—	193,430	193,430
Contribution from P&C and Corporate and Other			650,146	481,139	1,131,285
Less: Interest expense (7)				80,519	80,519
Less: Non-controlling interests				42,269	42,269
Less: Income tax expense				57,177	57,177
Net income (loss) attributable to ordinary shareholders					$951,320
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.7%	40.4%	56.8%
Underwriting expense ratio	32.1%	34.2%	32.7%
Combined ratio	95.8%	74.6%	89.5%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $31.1 million and $20.6 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$319,344	$39,798	$—	$359,142
Casualty	448,000	191,447	—	639,447
Property catastrophe	—	214,313	—	214,313
Property	380,641	260,270	—	640,911
Specialty	395,962	45,812	—	441,774
Other (1)	152,773	80,344	—	233,117
Total P&C Operations	$1,696,720	$831,984	$—	$2,528,704
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$1	$1
Run-off Life operations - Other Life	—	—	3,507	3,507
Total Corporate and Other	$—	$—	$3,508	$3,508
Total	$1,696,720	$831,984	$3,508	$2,532,212

Three Months Ended June 30, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$286,359	$43,225	$—	$329,584
Casualty	453,527	125,787	—	579,314
Property catastrophe	—	163,452	—	163,452
Property	306,028	231,898	—	537,926
Specialty	354,557	32,549	—	387,106
Other (1)	12,435	53,978	—	66,413
Total P&C Operations	$1,412,906	$650,889	$—	$2,063,795
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$1	$1
Run-off Life operations - Other Life	—	—	18,257	18,257
Total Corporate and Other	$—	$—	$18,258	$18,258
Total	$1,412,906	$650,889	$18,258	$2,082,053
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, structured indemnity and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$652,298	$82,953	$—	$735,251
Casualty	868,212	346,186	—	1,214,398
Property catastrophe	—	419,614	—	419,614
Property	740,274	514,669	—	1,254,943
Specialty	763,314	82,005	—	845,319
Other (1)	266,496	144,129	—	410,625
Total P&C Operations	$3,290,594	$1,589,556	$—	$4,880,150
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$1	$1
Run-off Life operations - Other Life	—	—	6,671	6,671
Total Corporate and Other	$—	$—	$6,672	$6,672
Total	$3,290,594	$1,589,556	$6,672	$4,886,822

Six Months Ended June 30, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$552,772	$78,233	$—	$631,005
Casualty	794,843	183,995	—	978,838
Property catastrophe	—	257,525	—	257,525
Property	478,447	363,122	—	841,569
Specialty	526,553	50,624	—	577,177
Other (1)	22,597	74,578	—	97,175
Total P&C Operations	$2,375,212	$1,008,077	$—	$3,383,289
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	32,764	32,764
Total Corporate and Other	$—	$—	$32,764	$32,764
Total	$2,375,212	$1,008,077	$32,764	$3,416,053
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in AOCI, of the Company’s AFS investments as of June 30, 2016 and December 31, 2015 were as follows:

		Included in AOCI
June 30, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government	$4,006,824	$130,453	$(3,189)	$4,134,088	$—
Corporate - Financials	3,657,989	95,287	(27,305)	3,725,971	—
Corporate - Non Financials	6,619,610	263,286	(54,539)	6,828,357	(187)
RMBS – Agency	4,330,183	127,847	(2,400)	4,455,630	—
RMBS – Non-Agency	287,736	19,145	(18,066)	288,815	(50,013)
CMBS	270,546	10,878	(3,110)	278,314	(1,231)
CDO	21,437	3	(3,640)	17,800	(1,208)
Other asset-backed securities	1,030,209	22,669	(9,400)	1,043,478	(974)
U.S. States and political subdivisions of the States	2,452,935	183,357	(1,258)	2,635,034	—
Non-U.S. Governments	5,481,374	200,030	(73,973)	5,607,431	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,158,843	$1,052,955	$(196,880)	$29,014,918	$(53,613)
Total short-term investments - Excluding Life Funds Withheld Assets	446,469	1,347	(3,515)	444,301	—
Total equity securities	955,231	104,985	(20,423)	1,039,793	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,560,543	$1,159,287	$(220,818)	$30,499,012	$(53,613)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$9,691	$2,808	$—	$12,499	$—
Corporate - Financials	441,261	63,203	—	504,464	—
Corporate - Non Financials	976,385	252,111	—	1,228,496	—
RMBS – Agency	545	141	—	686	—
RMBS – Non-Agency	21,384	2,868	—	24,252	—
CMBS	86,373	18,646	—	105,019	—
Other asset-backed securities	98,736	19,061	—	117,797	—
Non-U.S. Governments	596,382	254,211	—	850,593	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,230,757	$613,049	$—	$2,843,806	$—
Total investments - AFS	$31,791,300	$1,772,336	$(220,818)	$33,342,818	$(53,613)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$5,047,621	$52,355	$(34,339)	$5,065,637	$—
Corporate - Financials	3,535,830	49,535	(23,456)	3,561,909	—
Corporate - Non Financials	6,867,525	130,568	(97,646)	6,900,447	—
RMBS – Agency	3,697,756	77,776	(17,561)	3,757,971	—
RMBS – Non-Agency	319,876	25,644	(16,980)	328,540	(54,200)
CMBS	401,713	7,933	(4,330)	405,316	(1,182)
CDOs	41,679	4	(9,273)	32,410	(1,208)
Other asset-backed securities	1,164,426	17,665	(13,519)	1,168,572	(1,144)
U.S. States and political subdivisions of the States	2,514,048	125,395	(7,373)	2,632,070	—
Non-U.S. Government	5,249,148	100,383	(97,917)	5,251,614	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,839,622	$587,258	$(322,394)	$29,104,486	$(57,734)
Total short-term investments - Excluding Life Funds Withheld Assets	618,851	967	(2,428)	617,390	—
Total equity securities - Excluding Life Funds Withheld Assets	834,079	89,993	(45,153)	878,919	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,292,552	$678,218	$(369,975)	$30,600,795	$(57,734)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$10,721	$2,021	$—	$12,742	$—
Corporate - Financials	531,016	67,220	—	598,236	—
Corporate - Non Financials	1,132,926	175,702	—	1,308,628	—
RMBS – Agency	591	161	—	752	—
RMBS – Non-Agency	24,401	2,552	—	26,953	—
CMBS	107,968	14,513	—	122,481	—
Other asset-backed securities	132,674	17,121	—	149,795	—
Non-U.S. Governments	737,735	195,781	—	933,516	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,678,032	$475,071	$—	$3,153,103	$—
Total investments - AFS	$32,970,584	$1,153,289	$(369,975)	$33,753,898	$(57,734)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The cost (amortized cost for fixed maturities and short-term investments) and fair value of the Company’s Trading investments at December 31, 2016 and 2015 were as follows:

June 30, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$17,827	$18,570
Corporate - Financials	400,872	416,325
Corporate - Non Financials	558,059	592,848
RMBS – Agency	1,844	1,868
RMBS – Non-Agency	190	197
CMBS	4,970	5,223
CDO	—	—
Other asset-backed securities	24,858	25,965
U.S. States and political subdivisions of the States	—	—
Non-U.S. Governments	376,968	417,411
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,385,588	$1,478,407
Total short-term investments - Trading - Life Funds Withheld Assets	$18,495	$18,499
Total investments - Trading - Life Funds Withheld Assets	$1,404,083	$1,496,906

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$4,957	$4,990
Corporate - Financials	344,070	335,956
Corporate - Non Financials	509,441	493,621
RMBS – Agency	370	368
CMBS	4,874	4,803
Other asset-backed securities	26,405	25,700
Non-U.S. Governments	373,492	370,261
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,263,609	$1,235,699
Total short-term investments - Trading - Life Funds Withheld Assets	$60,176	$60,330
Total investments - Trading - Life Funds Withheld Assets	$1,323,785	$1,296,029
As of June 30, 2016 and December 31, 2015, approximately 2.3% and 2.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 14.2% and 14.7% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, as of June 30, 2016 and December 31, 2015, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed income securities as of June 30, 2016 and December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,971,202	$1,960,971	$2,106,851	$2,104,106
Due after 1 through 5 years	12,992,741	13,266,292	14,051,494	14,143,461
Due after 5 through 10 years	5,733,195	6,008,825	5,680,830	5,740,954
Due after 10 years	1,521,594	1,694,793	1,374,997	1,423,156
	$22,218,732	$22,930,881	$23,214,172	$23,411,677
RMBS – Agency	4,330,183	4,455,630	3,697,756	3,757,971
RMBS – Non-Agency	287,736	288,815	319,876	328,540
CMBS	270,546	278,314	401,713	405,316
CDOs	21,437	17,800	41,679	32,410
Other asset-backed securities	1,030,209	1,043,478	1,164,426	1,168,572
Total mortgage and asset-backed securities	$5,940,111	$6,084,037	$5,625,450	$5,692,809
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,158,843	$29,014,918	$28,839,622	$29,104,486
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$87,483	$97,965	$81,700	$92,921
Due after 1 through 5 years	327,255	357,289	386,810	416,743
Due after 5 through 10 years	427,845	509,997	491,621	558,805
Due after 10 years	1,181,136	1,630,801	1,452,267	1,784,653
	$2,023,719	$2,596,052	$2,412,398	$2,853,122
RMBS – Agency	545	686	591	752
RMBS – Non-Agency	21,384	24,252	24,401	26,953
CMBS	86,373	105,019	107,968	122,481
Other asset-backed securities	98,736	117,797	132,674	149,795
Total mortgage and asset-backed securities	$207,038	$247,754	$265,634	$299,981
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,230,757	$2,843,806	$2,678,032	$3,153,103
Total fixed maturities - AFS	$30,389,600	$31,858,724	$31,517,654	$32,257,589

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$15,713	$16,587	$4,573	$5,096
Due after 1 through 5 years	335,915	339,896	278,163	272,220
Due after 5 through 10 years	336,150	350,397	280,487	277,920
Due after 10 years	665,949	738,274	668,737	649,592
	$1,353,727	$1,445,154	$1,231,960	$1,204,828
RMBS – Agency	1,844	1,868	370	368
RMBS – Non-Agency	190	197	—	—
CMBS	4,970	5,223	4,874	4,803
Other asset-backed securities	24,858	25,965	26,405	25,700
Total mortgage and asset-backed securities	$31,862	$33,253	$31,649	$30,871
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,385,589	$1,478,407	$1,263,609	$1,235,699
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Note 1, "Basis of Preparation and Consolidation." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of June 30, 2016 and December 31, 2015, the Company had $19.0 billion and $18.3 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities as of June 30, 2016 and December 31, 2015 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
June 30, 2016 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$223,236	$(1,711)	$49,239	$(1,541)
Corporate – Financials	350,614	(19,762)	115,843	(7,573)
Corporate – Non Financials	432,713	(27,422)	269,682	(27,207)
RMBS – Agency	249,152	(742)	211,310	(1,658)
RMBS – Non-Agency	30,747	(995)	172,556	(17,071)
CMBS	19,125	(789)	38,044	(2,321)
CDOs	12,476	(440)	5,317	(3,200)
Other asset-backed securities	285,791	(1,296)	93,287	(8,164)
U.S. States and political subdivisions of the States	38,476	(1,157)	10,152	(101)
Non-U.S. Governments	856,460	(43,696)	328,900	(33,549)
Total fixed maturities and short-term investments - AFS	$2,498,790	$(98,010)	$1,294,330	$(102,385)
Total equity securities	$293,337	$(20,423)	$—	$—

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2015 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$3,762,869	$(29,339)	$89,113	$(5,044)
Corporate – Financials	1,641,021	(13,280)	102,022	(10,192)
Corporate – Non Financials	3,275,270	(73,069)	227,527	(24,706)
RMBS – Agency	1,065,055	(10,046)	221,211	(7,515)
RMBS – Non-Agency	19,614	(1,104)	180,146	(15,876)
CMBS	118,605	(1,561)	78,651	(2,769)
CDOs	12,311	(516)	20,096	(8,757)
Other asset-backed securities	572,671	(5,252)	57,563	(8,268)
U.S. States and political subdivisions of the States	565,055	(6,609)	12,259	(765)
Non-U.S. Governments	1,921,286	(53,440)	474,929	(46,714)
Total fixed maturities and short-term investments - AFS	$12,953,757	$(194,216)	$1,463,517	$(130,606)
Total equity securities	$356,742	$(45,153)	$—	$—
The Company had gross unrealized losses totaling $220.8 million on 1,643 securities out of a total of 8,773 held as of June 30, 2016 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$82,177	$48,547	$143,404	$110,845
Gross realized losses on investments sold	(30,187)	(27,608)	(80,250)	(74,728)
OTTI on investments, net of amounts transferred to other comprehensive income	(32,522)	(16,588)	(52,102)	(27,164)
	$19,468	$4,351	$11,052	$8,953
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$33,670	$84,641	$96,520	$137,769
Gross realized losses on investments sold	(3,556)	(16,604)	(31,990)	(16,994)
OTTI on investments, net of amounts transferred to other comprehensive income	(252)	(2,878)	(2,598)	(8,087)
Net unrealized gains (losses) on trading securities	$55,287	$(19,543)	$124,383	$(18,783)
	$85,149	$45,616	$186,315	$93,905
Total net realized gains (losses) on investments	$104,617	$49,967	$197,367	$102,858
The components of the net impairment charges of $32.5 million for investments excluding Life Funds Withheld Assets for the three months ended June 30, 2016 were:

▪	$15.0 million related to certain equities that we no longer intend to hold for a period sufficient to recover their fair value to cost.

▪	$8.3 million related to certain equities that were in a loss position for more than 11 months or impaired by more than 50% of their amortized cost.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

▪
$1.0 million for structured securities, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$0.9 million related to certain hedge funds that were in a loss position for more than 11 months.

▪	$0.5 million related to certain high yield securities where we determined that the likely recovery on these securities was below the carrying value.

▪	$6.8 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities for which a portion of the OTTI loss was recognized in OCI and that were held by the Company as of the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Opening balance as of beginning of indicated period	$76,979	$108,458	$73,469	$131,942
Credit loss impairment recognized in the current period on securities not previously impaired	668	—	11,237	7,560
Credit loss impairments previously recognized on securities that matured or were paid down, prepaid or sold during the period	(2,938)	(8,495)	(7,818)	(37,034)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	(2,629)	—	(2,629)
Additional credit loss impairments recognized in the current period on securities previously impaired	873	246	1,103	387
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,191)	(3,361)	(4,600)	(6,007)
Balance as of June 30,	$73,391	$94,219	$73,391	$94,219
7. Derivative Instruments
The Company enters into derivative instruments for both risk management and efficient portfolio management. The Company is exposed to potential loss from various market risks, and manages its market risks based on the Authorities Framework and other guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value, with the changes in the fair value of derivatives shown in the consolidated statement of income as "Net realized and unrealized gains (losses) on derivative instruments" unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), "Significant Accounting Policies - Derivative Instruments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,069,619	$52,651	$350,908	$9,339	$1,667,585	$64,289	$674,976	$11,941
Total derivatives designated as hedging instruments	$2,069,619	$52,651	$350,908	$9,339	$1,667,585	$64,289	$674,976	$11,941
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange exposure	46,308	2,296	199,105	8,778	102,234	2,888	144,707	1,702
Credit exposure	5,000	365	70,682	11,394	8,433	652	71,614	12,067
Financial market exposure	5	5	30,117	2,870	37	77	26,500	417
Other Non-Investment Derivatives:
Foreign exchange contracts	106,402	6,892	—	—	194,566	2,009	—	—
Credit exposure	—	—	30,669	13	29,874	31	—	—
Guaranteed minimum income benefit contract	46,662	19,600	46,662	19,600	46,032	19,368	46,032	19,368
Modified coinsurance funds withheld contracts (2)	59,928	—	4,493,884	—	60,667	—	4,620,879	—
Total derivatives not designated as hedging instruments	$264,305	$29,158	$4,871,119	$42,655	$441,843	$25,025	$4,909,732	$33,554
Total derivatives		$81,809		$51,994		$89,314		$45,495
Counterparty netting		(2,674)		(2,674)		(3,087)		(3,087)
Total derivatives net of counterparty netting (1)		79,135		49,320		86,227		42,408
Cash collateral held/paid (3)		(49,230)		(6,570)		(30,958)		—
Total derivatives as recorded in the balance sheets		$29,905		$42,750		$55,269		$42,408
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

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount as of June 30, 2016 is the cumulative net realized and unrealized loss on life retrocession embedded derivative of $900.1 million.

(3)
As of June 30, 2016, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $49.2 million for derivatives in an asset position and paid cash collateral of $6.6 million for derivatives in a liability position. As of December 31, 2015, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $31.0 million for derivatives in an asset position and paid cash collateral of nil for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the unaudited consolidated balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity as of June 30, 2016 and 2015 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Deposit Liabilities June 30,
(U.S. dollars in thousands)	2016	2015
Cumulative reduction to interest expense	$108,449	$99,141
Remaining balance	124,746	134,054
Weighted average years remaining to maturity	20.8	22.4
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2016 and 2015, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British Pound Sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. Dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three and six months ended June 30, 2016 and 2015:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,394,185	$1,815,593	$2,314,466	$1,222,267
Derivative gains (losses) (1)	$45,397	$(30,498)	33,882	36,272
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and six months ended June 30, 2016 and 2015:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Investment Related Derivatives:
Interest rate exposure	$—	$(6,563)	$781	$3,073
Foreign exchange exposure	4	482	(666)	(880)
Credit exposure	16	(386)	(147)	(305)
Financial market exposure	(1,811)	(1,645)	(2,821)	1,398
Other Non-Investment Derivatives:
Foreign exchange contracts	183	55,372	(998)	57,431
Credit exposure	250	132	(53)	1,478
Modified coinsurance funds withheld contract	2,264	1,117	1,188	2,835
Net realized and unrealized gains (losses) on derivative instruments	$906	$48,509	$(2,716)	$65,030

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(229,742)	$239,174	$(465,822)	$9,807
The Company’s objectives in using these derivatives are explained below.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)(i) Investment Related Derivatives
The Company, either directly or through third party investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps and options on interest rate swaps, total return swaps, credit derivatives (including single name and index credit default swaps and options on credit default swaps), equity options, forward contracts and futures (including foreign exchange, bond and stock index, interest rate and commodity futures), primarily as a means of reducing investment risk by economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for efficient portfolio management. When using exchange traded or cleared over-the-counter derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's futures commission merchant. When using uncleared over-the-counter derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties to such derivative contracts. To manage this risk, the Company requires appropriate legal documentation with counterparties that has been reviewed and negotiated by the Company’s Investments Legal Department and complies with the Company’s documentation standards and Statement of Policy.
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
Investment Related Derivatives – Credit Exposure
Credit derivatives may be purchased within the Company's investment portfolio in the form of single name, basket or index credit default swaps and swaptions, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to securities of selected issuers. Credit derivatives may also be used to efficiently gain exposure to credit markets, subject to guidelines that prohibit the introduction of effective leverage.
Investment Related Derivatives – Financial Market Exposure
Stock index futures may be purchased within the Company's investment portfolio in order to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. Stock index futures may be sold to facilitate the timely and efficient reduction of equity exposure. Equity option strategies, including both purchases and sales of options, may be used to add value or reduce exposure with overlay or other strategies. From time to time, the Company may enter into other financial market exposure derivative contracts on various indices and other underlying financial instruments including, but not limited to, sovereign CDS, inflation and commodity contracts.
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
In the fourth quarter of 2015, the Company entered into an average rate option to mitigate the risk of foreign currency exposure to certain cash flows denominated in the British Pound Sterling. The option will mature in the fourth quarter of 2016. Additionally, the Company has a small forward purchase to mitigate exposure to certain cash flows denominated in New Zealand Dollars.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. As of June 30, 2016, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Underwriting profit (loss) (1)	$—	$—	$—	$603
Net investment income - Life Funds Withheld Assets	39,146	46,864	80,706	97,283
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	30,114	68,037	64,530	120,775
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	55,287	(19,543)	124,383	(18,783)
OTTI on investments - Life Funds Withheld Assets	(252)	(2,878)	(2,598)	(8,087)
Exchange gains (losses)	(6,755)	(18,370)	4,364	(14,686)
Other income and expenses	(24)	3,773	(170)	2,475
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(229,742)	239,174	(465,822)	9,807
Net income (loss)	$(112,226)	$317,057	$(194,607)	$189,387
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	77,248	(321,046)	129,238	(283,931)
Change in adjustments related to future policy benefit reserves, net of tax	8,727	26,328	25,762	86,684
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	26,251	(22,339)	39,607	8,463
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$112,226	$(317,057)	$194,607	$(188,784)
Comprehensive income (loss)	$—	$—	$—	$603
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the six months ended June 30, 2015 relating to the GreyCastle Life Retro Arrangements transaction. Excluding this transaction, the impact to comprehensive income relating to the GreyCastle Life Retro Arrangements was nil for the six months ended June 30, 2015.

As shown in the table above, although the Company's net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is minimal net impact on the Company's comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales on the Life Funds Withheld Assets.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The change in the value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses are as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Interest income - Life Funds Withheld Assets	$(41,455)	(47,873)	$(84,565)	$(98,870)
Realized and unrealized gains (losses) - Life Funds Withheld Assets	(176,868)	321,038	(351,801)	168,208
Other	24	59	171	155
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(218,299)	$273,224	$(436,195)	$69,493
Net adjustments related to future policy benefit reserves, net of tax	$(5,950)	$(35,929)	(28,003)	(47,883)
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$(5,493)	$1,879	(1,624)	(11,803)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(229,742)	$239,174	$(465,822)	$9,807
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of June 30, 2016 and December 31, 2015 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	June 30, 2016	December 31, 2015
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$9,556	$5,827
Collateral posted to counterparty	$420	$—
8. Goodwill and Other Intangible Assets
The Company has goodwill and intangible assets of $2.2 billion as of June 30, 2016 and December 31, 2015.
In the first quarter of 2016, as a result of the transaction described in Note 3(a), "Acquisitions and Disposals - Allied Acquisition," the Company recognized additional intangible assets of $14.0 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill in the amount of $14.1 million.
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
In the second quarter of 2015, as a result of the transaction described in Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company recognized additional intangible assets of $988.0 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill in the amount of $794.0 million.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the six months ended June 30, 2016:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2015	$1,213,630	$682,859	$313,777	$2,210,266
Additions	14,084	8,000	6,000	28,084
Amortization	—	—	(11,342)	(11,342)
Foreign Currency Translation	(3,149)	215	(6,101)	(9,035)
Balance at June 30, 2016	$1,224,565	$691,074	$302,334	$2,217,973
9. Share Capital
(a) Authorized and Issued
Buybacks of Ordinary Shares
On August 6, 2015, XL-Ireland announced that its Board of Directors approved a share buyback program, authorizing the purchase of up to $1.0 billion of XL-Ireland shares (the "August 2015 Program"). During the three and six months ended June 30, 2016, the Company purchased and canceled 4.2 million and 14.2 million XL-Ireland shares, respectively, under the August 2015 Program for $144.1 million and $499.3 million, respectively.
On May 13, 2016, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL-Ireland shares (the "May 2016 Program"). This authorization also canceled approximately $204.1 million remaining under the August 2015 Program. During the three and six months ended June 30, 2016, the Company purchased and canceled 5.5 million XL-Ireland shares under the May 2016 Program for $184.2 million.
In total, the Company purchased and canceled 9.7 million and 19.7 million XL-Ireland shares, respectively, for $328.3 million and $683.5 million during the three and six months ended June 30, 2016 under the two programs, respectively. As of June 30, 2016, $815.8 million remained available for purchase under the May 2016 Program. Subsequent to the period end, as a result of the Redomestication, XL-Bermuda assumed the May 2016 Program.
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
During the six months ended June 30, 2016, the Company granted approximately 2.2 million stock options with a weighted-average grant date fair value of $5.99 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.37%
Volatility	21.7%
Expected lives	6.0 years
During the six months ended June 30, 2016, the Company granted 11,979 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $0.4 million. The restricted stock award recipients have the rights and privileges of a shareholder, including the right to receive dividends that are declared and paid and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the six months ended June 30, 2016, the Company granted approximately 1.1 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $38.3 million. Each equity-classed restricted

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

stock unit represents the Company's obligation to deliver to the holder one ordinary share, and grants may vest in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional ordinary shares contingent upon vesting.
During the six months ended June 30, 2016, the Company granted approximately 1.8 million liability-classed cash units to certain employees with an aggregate grant date fair value of approximately $61.4 million. Each liability-classed restricted cash unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one ordinary share. The grants may vest either in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in cash contingent upon vesting.
During the six months ended June 30, 2016, the Company granted approximately 0.7 million performance units (representing a potential maximum share payout of approximately 1.5 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $25.6 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting. Performance units issued in 2015 had different performance metrics, please see Item 8, Note 18, "Share Capital," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
10. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt at June 30, 2016 and December 31, 2015:

(U.S. dollars in thousands)	June 30, 2016		December 31, 2015
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	$300,000	$298,350	$300,000	$298,015
5.75% Senior Notes due 2021	400,000	397,738	400,000	397,523
6.375% Senior Notes due 2024	350,000	349,084	350,000	349,029
4.45% Subordinated Notes due 2025	500,000	492,925	500,000	492,521
6.25% Senior Notes due 2027	325,000	323,297	325,000	323,218
5.25% Senior Notes due 2043	300,000	296,361	300,000	296,294
5.5% Subordinated Notes due 2045	500,000	488,569	500,000	488,370
Total debt carrying value	$2,675,000	$2,646,324	$2,675,000	$2,644,970
_______________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $1.4 billion at June 30, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financing needs. However, at June 30, 2016 and December 31, 2015, $501.2 million and $527.1 million, respectively, were utilized under these facilities to issue letters of credit, leaving $848.8 million and $822.9 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent June 30, 2016 and December 31, 2015 accreted values.
All outstanding debt of the Company as of June 30, 2016 and December 31, 2015 was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland. XL-Cayman's outstanding debt has historically been fully and unconditionally guaranteed by XL-Ireland and subsequent to the Redomestication, it is also guaranteed fully and unconditionally by XL-Bermuda. XL-Bermuda did not have any material assets as of June 30, 2016. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XL-Cayman to XL-Bermuda, on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures, including as guarantor of the obligations of XL-Cayman under the outstanding securities issued pursuant to such indentures.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
As a result of the Allied Acquisition described in Note 3(a), "Acquisitions and Disposals - Allied Acquisition," the Company assumed, and subsequently redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.
XL-Cayman and the Company were in compliance with all covenants at June 30, 2016, and XL-Cayman and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s.
The Company’s letter of credit facilities and revolving credit facilities as of June 30, 2016 and December 31, 2015 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	June 30, 2016 (1)	December 31, 2015 (1)
Available letter of credit facilities - commitments	$4,488,072	$4,463,041
Available letter of credit facilities - in use (2)	$2,486,602	$2,515,653
Collateralized by certain assets of the Company’s investment portfolio	51.4%	50.9%
____________

(1)	As of June 30, 2016 and December 31, 2015, there were fifteen available credit facilities

(2)
As of June 30, 2016 and December 31, 2015 the stated portion of allowable credit facilities permitted to be utilized for revolving loans was $1.4 billion. However, as of June 30, 2016 and December 31, 2015, $501.2 million and $527.1 million, respectively, of such facilities' limits were utilized to issue letters of credit, leaving $848.8 million and $822.9 million, respectively, available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

On August 5, 2016, the Company entered into (a) a new secured credit agreement that provides for issuance of letters of credit up to $750 million (the "New Secured Credit Agreement") and (b) a new unsecured credit agreement that provides for the issuance of letters of credit and revolving credit loans up to $750 million (the "New Unsecured Credit Agreement" and together with the New Secured Credit Agreement, the "New Credit Agreements"). The Company has the option to increase the maximum amount of letters of credit available under each of the facilities by an additional $250 million ($500 million in aggregate across the facilities) under the New Credit Agreements. In connection with the New Credit Agreements, the Company's syndicated credit agreements originally entered into in 2013, as well as certain related security arrangements, were terminated.
For details regarding the facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 .
11. Related Party Transactions
(a)    Investment Manager Affiliates
At June 30, 2016 and 2015, the Company owned minority stakes in four and six independent investment management companies ("Investment Manager Affiliates"), respectively that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the Company's Investment Manager Affiliates. In addition, the company owned minority stakes in one independent firm as of June 30, 2016 and two independent firms as of June 30, 2015, that provide technology and other services to alternative asset managers and allocators. The results of the Company's interests in these enterprises are included in Investment Manager Affiliates. The Company pays fees to these Investment Manager Affiliates in exchange for them providing their services to the Company. See Item 8, Note 7, "Investments in Affiliates," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three and six months ended June 30, 2016 and 2015, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reported net premiums	$21,889	$4,445	$45,905	$31,521
Reported net losses	$3,836	$65	$15,896	$9,166
Reported net acquisition costs	$7,831	$1,384	$19,435	$10,395
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
(c)    New Ocean
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management Limited, a Bermuda based company ("New Ocean"), as discussed in Note 12, "Variable Interest Entities". Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean. During the three and six months ended June 30, 2016, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    New Energy
On July 24, 2015, as described in Note 3(b), "Acquisitions and Disposals - New Energy Risk," the Company completed its acquisition of an additional 63.63% of the shares of New Energy for approximately $8.8 million, increasing its ownership of the entity to a majority portion of 94.79%. These shares are held within the XL Innovate Fund. A substantial portion of the additional shares were purchased directly from the family trusts of a Company employee, based on a market valuation of New Energy performed by an independent third party provider. The remaining 5.21% of equity shares of New Energy held by the family trusts of the employee were then contributed in-kind to XL Innovate Fund based on the share price implied by the independent valuation. Such contribution was made in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund and resulted in XL Innovate Fund owning 100% of the net equity of New Energy, and the family trusts of the employee owning a 5.21% non-controlling equity interest in XL Innovate Fund. The employee serves as a member of the board of directors of both New Energy and XL Innovate Fund, and maintains responsibility over the business generated by New Energy. There were no other material transactions between the Company and this employee for the three and six months ended June 30, 2016.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the three and six months ended June 30, 2016. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.8 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively.
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
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $178.1 million and $175.8 million as of June 30, 2016 and December 31, 2015, respectively. The Company’s shares of revenue and net income in these VIEs were not material to the Company for the three and six months ended June 30, 2016. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re that was recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $69.6 million and $70.5 million as of June 30, 2016 and December 31, 2015, respectively.
13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$43,782	$915,039	$65,667	$951,320
Weighted average ordinary shares outstanding, in thousands - basic	281,793	289,420	286,881	272,665
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.16	$3.16	$0.23	$3.49

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding - basic	281,793	289,420	286,881	272,665
Impact of share-based compensation	3,289	4,563	4,048	4,808
Weighted average ordinary shares outstanding - diluted	285,082	293,983	290,929	277,473
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.15	$3.11	$0.23	$3.43
Dividends per ordinary share	$0.20	$0.16	$0.40	$0.32
For the three months ended June 30, 2016 and 2015, and for the six months ended June 30, 2016 and 2015, ordinary shares available for issuance under share-based compensation plans of 7.9 million and 2.4 million, respectively, and 6.5 million and 4.5 million, respectively, were not included in the calculation of diluted earnings per ordinary share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies
(a) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts as of June 30, 2016 provide credit support for a variety of collateral types with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financial institutions. As of June 30, 2016 and December 31, 2015, the total gross claim liability recorded was nil and the contracts had a weighted average contractual term to maturity of 23.7 years and 24.2 years, respectively.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. As of June 30, 2016, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of June 30, 2016.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of June 30, 2016, no such disclosures were considered necessary.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and six months ended June 30, 2016 and 2015 are as follows:

Three months ended June 30, 2016 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,226,295	$(55,235)	$(52,942)	$(25,690)	$2,129	$1,094,557
OCI before reclassifications	392,620	—	71,918	100	—	464,638
Amounts reclassified from AOCI	(112,377)	1,810	—	—	(48)	(110,615)
Tax benefit (expense)	(31,460)	42	(8,575)	—	—	(39,993)
Net current period OCI - net of tax	248,783	1,852	63,343	100	(48)	314,030
Balance, end of period, net of tax	$1,475,078	$(53,383)	$10,401	$(25,590)	$2,081	$1,408,587

Three months ended June 30, 2015 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,763,795	$(66,189)	$24,915	$(19,814)	$2,463	$1,705,170
OCI before reclassifications	(544,273)	—	(36,362)	(1,329)	—	(581,964)
Amounts reclassified from AOCI	(87,558)	1,662	—	—	12	(85,884)
Tax benefit (expense)	37,000	(87)	1,939	—	—	38,852
Net current period OCI - net of tax	(594,831)	1,575	(34,423)	(1,329)	12	(628,996)
Balance, end of period, net of tax	$1,168,964	$(64,614)	$(9,508)	$(21,143)	$2,475	$1,076,174

Six months ended June 30, 2016 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	967,642	—	56,502	(949)	—	1,023,195
Amounts reclassified from AOCI	(229,491)	4,121	—	—	(87)	(225,457)
Tax benefit (expense)	(66,167)	(2)	(9,598)	—	—	(75,767)
Net current period OCI - net of tax	671,984	4,119	46,904	(949)	(87)	721,971
Balance, end of period, net of tax	$1,475,078	$(53,383)	$10,401	$(25,590)	$2,081	$1,408,587

Six months ended June 30, 2015 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	(290,007)	—	(3,958)	(354)	—	(294,319)
Amounts reclassified from AOCI	(162,338)	11,598	—	—	107	(150,633)
Tax benefit (expense)	31,195	(165)	5,638	—	—	36,668
Net current period OCI - net of tax	(421,150)	11,433	1,680	(354)	107	(408,284)
Balance, end of period, net of tax	$1,168,964	$(64,614)	$(9,508)	$(21,143)	$2,475	$1,076,174
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). As of December 31, 2015, the cumulative impact of the Shadow Adjustments was $274.4 million. During the six months ended June 30, 2016, net movements of $(25.8) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $248.7 million as of June 30, 2016.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and six months ended June 30, 2016 and 2015 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(139,457)	$(71,027)	$(256,445)	$(149,578)	Net realized gains (losses) on investments sold and net unrealized gains (losses) on investments Trading
	33,030	19,398	54,958	35,122	OTTI on investments
	$(5,950)	$(35,929)	$(28,004)	$(47,882)	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	$(112,377)	$(87,558)	$(229,491)	$(162,338)	Total before tax
	1,633	3,694	3,210	3,781	Provision (benefit) for income tax
	$(110,744)	$(83,864)	$(226,281)	$(158,557)	Net of tax
OTTI losses recognized in OCI:
	$2,066	$1,594	$4,379	$11,469	Net realized gains (losses) on investments sold
	(256)	68	(258)	129	OTTI on investments transferred to (from) OCI
	$1,810	$1,662	$4,121	$11,598	Total before tax
	42	(12)	(2)	(15)	Provision (benefit) for income tax
	$1,852	$1,650	$4,119	$11,583	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(48)	$12	$(87)	$107	Interest Expense
	—	—	—	—	Provision (benefit) for income tax
	$(48)	$12	$(87)	$107	Net of tax

Total reclassifications for the period, gross of tax	$(110,615)	$(85,884)	$(225,457)	$(150,633)
Tax benefit (expense)	1,675	3,682	3,208	3,766
Total reclassifications for the period, net of tax	$(108,940)	$(82,202)	$(222,249)	$(146,867)
16. Guarantor Financial Information
The following tables present condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015 and condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 for XL-Ireland, XL-Cayman, a 100% owned subsidiary of XL-Ireland as of June 30, 2016, and XL-Ireland's other subsidiaries, which are all 100% directly or indirectly owned subsidiaries of XL-Cayman. See Note 1, "Basis of Preparation and Consolidation" information regarding changes in the Company's organizational structure as a result of the Redomestication. For a discussion of debt instruments issued by XL-Cayman, see Note 10, "Notes Payable and Debt and Financing Arrangements."

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$761,877	$32,580,941	$—	$33,342,818
Total investments trading	—	—	1,496,906	—	1,496,906
Investments in affiliates	—	—	1,968,801	—	1,968,801
Other investments	—	934	1,296,770	—	1,297,704
Total investments	$—	$762,811	$37,343,418	$—	$38,106,229
Cash and cash equivalents (1)	13,436	133,711	3,344,256	(174,654)	3,316,749
Restricted cash	—	—	181,858	—	181,858
Investments in subsidiaries	11,651,980	16,727,899	—	(28,379,879)	—
Accrued investment income	48	3,366	286,497	—	289,911
Deferred acquisition costs and value of business acquired	—	—	1,050,653	—	1,050,653
Ceded unearned premiums	—	—	2,174,219	—	2,174,219
Premiums receivable	—	—	6,469,371	—	6,469,371
Reinsurance balances receivable	—	—	563,673	—	563,673
Unpaid losses and loss expenses recoverable	—	—	5,426,773	—	5,426,773
Receivable from investments sold	—	—	222,558	—	222,558
Goodwill and other intangible assets	—	—	2,217,973	—	2,217,973
Deferred tax asset	—	—	224,786	—	224,786
Amounts due from subsidiaries/parent	26,754	—	1,784,972	(1,811,726)	—
Other assets	238	42,946	910,303	—	953,487
Total assets	$11,692,456	$17,670,733	$62,201,310	$(30,366,259)	$61,198,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$26,020,564	$—	$26,020,564
Deposit liabilities	—	—	1,178,113	—	1,178,113
Future policy benefit reserves	—	—	3,798,278	—	3,798,278
Funds withheld on GreyCastle life retrocession arrangements	—	—	1,145,314	—	1,145,314
Unearned premiums	—	—	8,274,300	—	8,274,300
Notes payable and debt	—	2,646,324	—	—	2,646,324
Reinsurance balances payable	—	—	2,911,974	—	2,911,974
Payable for investments purchased	—	—	175,153	—	175,153
Deferred tax liability	—	—	107,778	—	107,778
Amounts due to subsidiaries/parent	—	1,811,726	—	(1,811,726)	—
Other liabilities (1)	7,268	216,203	1,227,693	(174,654)	1,276,510
Total liabilities	$7,268	$4,674,253	$44,839,167	$(1,986,380)	$47,534,308

Shareholders’ Equity:
Shareholders’ equity attributable to XL Group plc	$11,685,188	$11,651,980	$16,727,899	$(28,379,879)	$11,685,188
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	634,244	—	1,978,744
Total shareholders’ equity	$11,685,188	$12,996,480	$17,362,143	$(28,379,879)	$13,663,932
Total liabilities and shareholders’ equity	$11,692,456	$17,670,733	$62,201,310	$(30,366,259)	$61,198,240
____________

(1)
The Company maintains a notional multi-currency cash pool with a third-party bank. At June 30, 2016, the cash pool balance of one or more entities was negative and reflected as part of Other Liabilities. Overall, the pool balance maintained by the Company is positive.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$516,425	$33,237,473	$—	$33,753,898
Total investments trading	—	—	1,296,029	—	1,296,029
Investments in affiliates	—	—	1,708,899	—	1,708,899
Other investments	—	877	1,432,180	—	1,433,057
Total investments	$—	$517,302	$37,674,581	$—	$38,191,883
Cash and cash equivalents	11,557	369,997	2,874,682	—	3,256,236
Restricted cash	—	—	154,992	—	154,992
Investments in subsidiaries	11,648,673	15,836,651	—	(27,485,324)	—
Accrued investment income	—	2,323	310,344	—	312,667
Deferred acquisition costs and value of business acquired	—	—	890,568	—	890,568
Ceded unearned premiums	—	—	1,821,793	—	1,821,793
Premiums receivable	—	—	4,712,493	—	4,712,493
Reinsurance balances receivable	—	—	418,666	—	418,666
Unpaid losses and loss expenses recoverable	—	—	5,262,706	—	5,262,706
Receivable from investments sold	—	—	231,158	—	231,158
Goodwill and other intangible assets	—	—	2,210,266	—	2,210,266
Deferred tax asset	—	—	282,311	—	282,311
Amounts due from subsidiaries/parent	33,417	—	1,054,177	(1,087,594)	—
Other assets	2,748	44,570	889,881	—	937,199
Total assets	$11,696,395	$16,770,843	$58,788,618	$(28,572,918)	$58,682,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$25,439,744	$—	$25,439,744
Deposit liabilities	—	—	1,168,376	—	1,168,376
Future policy benefit reserves	—	—	4,163,500	—	4,163,500
Funds withheld on GreyCastle life retrocession arrangements	—	—	914,629	—	914,629
Unearned premiums	—	—	7,043,358	—	7,043,358
Notes payable and debt	—	2,644,970	—	—	2,644,970
Reinsurance balances payable	—	—	2,117,727	—	2,117,727
Payable for investments purchased	—	—	130,060	—	130,060
Deferred tax liability	—	—	120,651	—	120,651
Amounts due to subsidiaries/parent	—	1,087,594	—	(1,087,594)	—
Other liabilities	19,316	45,106	1,221,038	—	1,285,460
Total liabilities	$19,316	$3,777,670	$42,319,083	$(1,087,594)	$45,028,475

Shareholders’ Equity:
Shareholders’ equity attributable to XL Group plc	$11,677,079	$11,648,673	$15,836,651	$(27,485,324)	$11,677,079
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	632,884	—	1,977,384
Total shareholders’ equity	$11,677,079	$12,993,173	$16,469,535	$(27,485,324)	$13,654,463
Total liabilities and shareholders’ equity	$11,696,395	$16,770,843	$58,788,618	$(28,572,918)	$58,682,938

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$2,532,212	$—	$2,532,212
Total net investment income	64	3,096	211,747	481	215,388
Total net realized gains (losses) on investments	—	976	103,274	367	104,617
Net realized and unrealized gains (losses) on derivative instruments	—	—	906	—	906
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(229,742)	—	(229,742)
Income (loss) from investment fund affiliates	—	—	13,179	—	13,179
Fee income and other	—	—	10,862	—	10,862
Total revenues	$64	$4,072	$2,642,438	$848	$2,647,422
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,632,386	$—	$1,632,386
Claims and policy benefits	—	—	5,482	—	5,482
Acquisition costs	—	—	420,520	—	420,520
Operating expenses	(499)	1,071	521,949	—	522,521
Exchange (gains) losses	(470)	(136)	(18,494)	—	(19,100)
Interest expense	(9)	35,177	20,570	—	55,738
Total expenses	$(978)	$36,112	$2,582,413	$—	$2,617,547
Income (loss) before income tax and income (loss) from operating affiliates	$1,042	$(32,040)	$60,025	$848	$29,875
Income (loss) from operating affiliates	—	—	21,418	—	21,418
Gain on sale of operating affiliate	—	—	—	—	—
Equity in net earnings (losses) of subsidiaries	42,740	78,114	—	(120,854)	—
Provision (benefit) for income tax	—	—	2,467	—	2,467
Net income (loss)	$43,782	$46,074	$78,976	$(120,006)	$48,826
Non-controlling interests	—	3,334	1,710	—	5,044
Net income (loss) attributable to ordinary shareholders	$43,782	$42,740	$77,266	$(120,006)	$43,782

Comprehensive income (loss)	$357,812	$356,770	$391,296	$(748,066)	$357,812

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$2,082,053	$—	$2,082,053
Total net investment income	54	2,668	220,018	464	223,204
Total net realized gains (losses) on investments	—	2,532	44,956	2,479	49,967
Net realized and unrealized gains (losses) on derivative instruments	—	76,065	(27,556)	—	48,509
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	239,174	—	239,174
Income (loss) from investment fund affiliates	—	—	31,377	—	31,377
Fee income and other	—	—	11,012	—	11,012
Total revenues	$54	$81,265	$2,601,034	$2,943	$2,685,296
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,151,195	$—	$1,151,195
Claims and policy benefits	—	—	22,081	—	22,081
Acquisition costs	—	—	341,617	—	341,617
Operating expenses	2,954	2,442	501,958	—	507,354
Exchange (gains) losses	(9)	(51)	10,434	—	10,374
Interest expense	1	34,701	14,965	—	49,667
Total expenses	$2,946	$37,092	$2,042,250	$—	$2,082,288
Income (loss) before income tax and income (loss) from operating affiliates	$(2,892)	$44,173	$558,784	$2,943	$603,008
Income (loss) from operating affiliates	—	—	9,462	—	9,462
Gain on sale of operating affiliate	—	—	340,407	—	340,407
Equity in net earnings (losses) of subsidiaries	917,931	876,763	—	(1,794,694)	—
Provision (benefit) for income tax	—	—	32,959	—	32,959
Net income (loss)	$915,039	$920,936	$875,694	$(1,791,751)	$919,918
Non-controlling interests	—	3,005	1,874	—	4,879
Net income (loss) attributable to ordinary shareholders	$915,039	$917,931	$873,820	$(1,791,751)	$915,039

Comprehensive income (loss)	$286,043	$288,935	$244,824	$(533,759)	$286,043

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$4,886,822	$—	$4,886,822
Total net investment income	177	4,881	415,054	1,162	421,274
Total net realized gains (losses) on investments	—	1,253	194,214	1,900	197,367
Net realized and unrealized gains (losses) on derivative instruments	—	—	(2,716)	—	(2,716)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(465,822)	—	(465,822)
Income (loss) from investment fund affiliates	—	—	8,600	—	8,600
Fee income and other	—	—	19,124	—	19,124
Total revenues	$177	$6,134	$5,055,276	$3,062	$5,064,649
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,014,871	$—	$3,014,871
Claims and policy benefits	—	—	10,419	—	10,419
Acquisition costs	—	—	823,787	—	823,787
Operating expenses	2,775	2,566	1,032,561	—	1,037,902
Exchange (gains) losses	(453)	(172)	(52,294)	—	(52,919)
Interest expense	(15)	70,346	37,710	—	108,041
Total expenses	$2,307	$72,740	$4,867,054	$—	$4,942,101
Income (loss) before income tax and income (loss) from operating affiliates	$(2,130)	$(66,606)	$188,222	$3,062	$122,548
Income (loss) from operating affiliates	—	—	34,068	—	34,068
Gain on sale of operating affiliate	—	—	—	—	—
Equity in net earnings (losses) of subsidiaries	67,177	172,894	—	(240,071)	—
Provision (benefit) for income tax	(620)	—	25,382	—	24,762
Net income (loss)	$65,667	$106,288	$196,908	$(237,009)	$131,854
Non-controlling interests	—	39,111	27,076	—	66,187
Net income (loss) attributable to ordinary shareholders	$65,667	$67,177	$169,832	$(237,009)	$65,667

Comprehensive income (loss)	$787,638	$789,148	$891,803	$(1,680,951)	$787,638

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$3,416,053	$—	$3,416,053
Total net investment income	134	5,700	423,635	2,248	431,717
Total net realized gains (losses) on investments	—	3,801	97,793	1,264	102,858
Net realized and unrealized gains (losses) on derivative instruments	—	12,365	52,665	—	65,030
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	9,807	—	9,807
Income (loss) from investment fund affiliates	—	—	66,706	—	66,706
Fee income and other	—	—	15,740	—	15,740
Total revenues	$134	$21,866	$4,082,399	$3,512	$4,107,911
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,921,022	$—	$1,921,022
Claims and policy benefits	—	—	41,468	—	41,468
Acquisition costs	—	—	495,313	—	495,313
Operating expenses	5,716	5,442	821,852	—	833,010
Exchange (gains) losses	(271)	(18)	38,053	—	37,764
Interest expense	1	72,474	28,630	—	101,105
Total expenses	$5,446	$77,898	$3,346,338	$—	$3,429,682
Income (loss) before income tax and income (loss) from operating affiliates	$(5,312)	$(56,032)	$736,061	$3,512	$678,229
Income (loss) from operating affiliates	—	—	32,130	—	32,130
Gain on sale of operating affiliate	—	—	340,407	—	340,407
Equity in net earnings (losses) of subsidiaries	956,416	1,051,189	—	(2,007,605)	—
Provision (benefit) for income tax	(216)	245	57,148	—	57,177
Net income (loss)	$951,320	$994,912	$1,051,450	$(2,004,093)	$993,589
Non-controlling interests	—	38,496	3,773	—	42,269
Net income (loss) attributable to ordinary shareholders	$951,320	$956,416	$1,047,677	$(2,004,093)	$951,320

Comprehensive income (loss)	$543,036	$548,132	$639,393	$(1,187,525)	$543,036

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2016
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL-Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$665,895	$656,809	$(500,387)	$(655,063)	$167,254
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$231,600	$7,796,365	$(578,010)	$7,449,955
Proceeds from redemption of fixed maturities and short-term investments	—	42,744	2,045,573	—	2,088,317
Proceeds from sale of equity securities	—	—	114,958	—	114,958
Purchases of fixed maturities and short-term investments	—	(515,794)	(8,418,324)	578,010	(8,356,108)
Purchases of equity securities	—	—	(255,442)	—	(255,442)
Proceeds from sale of affiliates	—	—	153,928	—	153,928
Purchases of affiliates	—	—	(408,886)	—	(408,886)
Purchase of Allied International Holdings, Inc., net of acquired cash	—	—	(69,745)	—	(69,745)
Returns of capital from subsidiaries	132,374	—	—	(132,374)	—
Change in restricted cash	—	—	(26,866)	—	(26,866)
Other, net	—	—	108,095	—	108,095
Net cash provided by (used in) investing activities	$132,374	$(241,450)	$1,039,656	$(132,374)	$798,206
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$1,727	$—	$—	$—	$1,727
Buybacks of ordinary shares	(684,386)	—	—	—	(684,386)
Dividends paid on ordinary shares	(113,731)	(655,063)	—	655,063	(113,731)
Return of capital		(132,374)	—	132,374	—
Distributions to non-controlling interests	—	(38,862)	(26,820)	—	(65,682)
Contributions from non-controlling interests	—	—	1,130	—	1,130
Proceeds from issuance of debt	—	—	—	—	—
Repayment of debt	—	—	(8,248)	—	(8,248)
Net proceeds from affiliated notional cash pooling programs (1)	—	174,654	—	(174,654)	—
Deposit liabilities	—	—	(14,807)	—	(14,807)
Net cash provided by (used in) financing activities	$(796,390)	$(651,645)	$(48,745)	$612,783	$(883,997)
Effects of exchange rate changes on foreign currency cash	—	—	(20,950)	—	(20,950)
Increase (decrease) in cash and cash equivalents	$1,879	$(236,286)	$469,574	$(174,654)	$60,513
Cash and cash equivalents – beginning of period	11,557	369,997	2,874,682	—	3,256,236
Cash and cash equivalents – end of period	$13,436	$133,711	$3,344,256	$(174,654)	$3,316,749
____________

(1)	Net proceeds from affiliated notional cash pooling arrangements reflect the net impact of bank transfers to settle overdraft positions within the Company's multi-currency cash pool.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$80,185	$1,241,157	$(1,175,887)	$(124,951)	$20,504
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$1,407,859	$5,261,230	$(316,963)	$6,352,126
Proceeds from redemption of fixed maturities and short-term investments	—	144,867	1,793,755	—	1,938,622
Proceeds from sale of equity securities	—	—	271,367	—	271,367
Purchases of fixed maturities and short-term investments	—	(1,132,590)	(7,226,569)	316,963	(8,042,196)
Purchases of equity securities	—	—	(239,535)	—	(239,535)
Proceeds from sale of affiliates	—	—	86,156	—	86,156
Purchases of affiliates	—	—	(33,298)	—	(33,298)
Purchase of Catlin Group Limited, net of acquired cash	(2,287,579)	(2,317,699)	1,267,564	2,317,699	(1,020,015)
Proceeds from sale of subsidiary	2,317,699	—	—	(2,317,699)	—
Proceeds from sale of ARX Holding Corp.	—	—	560,552	—	560,552
Returns of capital from subsidiaries	65,037	—	—	(65,037)	—
Change in restricted cash	—	—	(135,638)	—	(135,638)
Other, net	—	—	(87,516)	—	(87,516)
Net cash provided by (used in) investing activities	$95,157	$(1,897,563)	$1,518,068	$(65,037)	$(349,375)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$4,827	$—	$—	$—	$4,827
Buybacks of ordinary shares	(112,385)	—	—	—	(112,385)
Dividends paid on ordinary shares	(89,053)	(124,951)	—	124,951	(89,053)
Return of capital	—	(65,037)	—	65,037	—
Distributions to non-controlling interests	—	(38,487)	(14,969)	—	(53,456)
Contributions from non-controlling interests	—	—	4,658	—	4,658
Proceeds from issuance of debt	—	980,600	—	—	980,600
Repayment of debt	—	—	—	—	—
Net proceeds from affiliated notional cash pooling programs (1)	—	(43,293)	—	43,293	—
Deposit liabilities	—	—	(49,388)	—	(49,388)
Net cash provided by (used in) financing activities	$(196,611)	$708,832	$(59,699)	$233,281	$685,803
Effects of exchange rate changes on foreign currency cash	—	—	(37,905)	—	(37,905)
Increase (decrease) in cash and cash equivalents	$(21,269)	$52,426	$244,577	$43,293	$319,027
Cash and cash equivalents – beginning of period	22,443	86,263	2,456,401	(43,293)	2,521,814
Cash and cash equivalents – end of period	$1,174	$138,689	$2,700,978	$—	$2,840,841
____________

(1)	Net proceeds from affiliated notional cash pooling arrangements reflect the net impact of bank transfers to settle overdraft positions within the Company's multi-currency cash pool.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following is a discussion of our financial condition, liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL-Bermuda") completed a scheme of arrangement under Irish law that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL-Bermuda and XL-Ireland becoming a subsidiary of XL-Bermuda. See Item 1, Note 1, "Basis of Preparation and Consolidation" to the Unaudited Consolidated Financial Statements included herein. Prior to July 25, 2016, unless the context otherwise indicates, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” "we," "us," or "our" are to XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, such references are to XL-Bermuda and its consolidated subsidiaries.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q, Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words "expect," "estimate," "intend," "plan," "believe," "project," "anticipate," "may," "could," or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

▪
changes in the number of insureds and ceding companies impacted or the ultimate number and value of individual claims related to the second quarter of 2016 natural catastrophe events due to the preliminary nature of reports and estimates of loss and damage to date;

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

▪
unanticipated constraints on our liquidity, including the availability of borrowings and letters of credit under our credit facilities, that may inhibit our ability to support our operations, including our ability to underwrite policies and pay claims;

▪	the ability of our subsidiaries to pay dividends to XL-Bermuda, XL-Ireland, XLIT Ltd. ("XL-Cayman") and Catlin Insurance Company Ltd;

▪
changes in regulators or regulations applicable to our brokers or customers or to us, including as a result of the completion of our redomestication from Ireland to Bermuda, such as changes in regulatory capital balances that our operating subsidiaries must maintain;

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

▪
the effects of mergers, acquisitions and divestitures, including our ability to modify our internal control over financial reporting, changes to our risk appetite and our ability to realize the strategic value or financial benefits expected, in each case, as a result of such transactions;

▪
changes in general economic conditions, including the political, monetary, economic and operational impacts of the "Brexit" referendum held on June 23, 2016 in which the U.K. electorate voted to withdraw from the E.U., new or continued sovereign debt concerns in Euro-Zone countries or emerging markets such as Brazil or China, or governmental actions for the purpose of stabilizing financial markets;

▪	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

▪	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms;

•
the effects of climate change (such as changes to weather patterns, sea levels or temperatures) on our business, which or modeling or risk management practices may not adequately address due to the uncertain nature of climate change; and

•	the other factors set forth in Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other documents on file with the SEC.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future developments or otherwise.
EXECUTIVE OVERVIEW
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview" included in Item 7 of our Annual Report on Form 10-K filed for the year ended December 31, 2015.

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three and six months ended June 30, 2016 and 2015:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to ordinary shareholders	$43,782	$915,039	$65,667	$951,320
Earnings (loss) per ordinary share – basic	$0.16	$3.16	$0.23	$3.49
Earnings (loss) per ordinary share – diluted	$0.15	$3.11	$0.23	$3.43
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	281,793	289,420	286,881	272,665
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	285,082	293,983	290,929	277,473
Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Underwriting profit (loss) - P&C operations	$101,893	$208,779	(51.2)%	$277,382	$355,615	(22.0)%
Combined ratio - P&C operations	96.0%	89.9%	6.1pts	94.3%	89.5%	4.8pts
Net investment income - P&C operations (1)	$168,717	$165,509	1.9%	$324,510	$313,393	3.5%
Operating net income (2)	$106,447	$245,797	(56.7)%	$209,835	$440,173	(52.3)%
Operating net income per ordinary share (2)	$0.37	$0.84	$(0.47)	$0.72	$1.59	$(0.87)
Annualized return on average ordinary shareholders’ equity (2)	1.5%	32.5%	(31.0)pts	1.1%	17.1%	(16.0)pts
Annualized operating return on average ordinary shareholders’ equity (2)	3.6%	8.7%	(5.1)pts	3.6%	7.9%	(4.3)pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	4.1%	10.0%	(5.9)pts	4.0%	9.0%	(5.0)pts

(U.S. dollars)	June 30, 2016	March 31, 2016	Change (Three Months)	June 30, 2016	December 31, 2015	Change (Six Months)
Book value per ordinary share	$42.22	$40.83	$1.39	$42.22	$39.61	$2.61
Fully diluted tangible book value per ordinary share (2)	$33.79	$32.62	$1.17	$33.79	$31.52	$2.27
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structured products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein.

(2)	Represents a non-GAAP financial measure as discussed further below. See "Reconciliation of Non-GAAP Measures" below.
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
Movements in our underwriting profit (loss) in the three and six months ended June 30, 2016 and 2015 are discussed in conjunction with our combined ratio below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Loss and loss expense ("loss") ratio	64.6%	55.8%	8.8	61.8%	56.8%	5.0
Acquisition expense ratio	16.6%	16.5%	0.1	16.8%	14.5%	2.3
Operating expense ratio	14.8%	17.6%	(2.8)	15.7%	18.2%	(2.5)
Underwriting expense ratio	31.4%	34.1%	(2.7)	32.5%	32.7%	(0.2)
Combined ratio	96.0%	89.9%	6.1	94.3%	89.5%	4.8
Three months ended June 30, 2016 vs. 2015: The 6.1 percentage point increase in our combined ratio was due to the increase in loss ratio of 8.8 percentage points, which is mainly attributable to a significant increase in catastrophe losses for the quarter. This increase is partially offset by integration synergies realized in operating expense.
Six months ended June 30, 2016 vs. 2015: The 4.8 percentage point increase in our combined ratio was the result of the increase of 5.0 percentage points in the loss ratio, due to the second quarter catastrophe activity as noted above, plus the acquisition expense ratio increase of 2.3 percentage points, which was mainly driven by increases in commissions expense in the Insurance segment. These increases are partially offset by integration synergies realized in operating expense.
For further information on our catastrophe losses for the quarter, please see "Significant Items Affecting the Results of Operations" below. For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Investment Activities" below for a discussion of our net investment income for the three and six months ended June 30, 2016.
Operating net income and Operating net income per ordinary share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, as defined in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, (3) our net realized (gains) losses on investments sold (including

OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, (8) our expenses related to the Catlin acquisition, (9) our gain on the sale of our interest in our former operating affiliate, ARX Holding Corp. ("ARX"), and (10) a provision (benefit) for income tax on items excluded from operating income.
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
Annualized return on average ordinary shareholders' equity ("ROE")
ROE is another financial measure that we consider important in evaluating our operating performance and view as a key measure of return generated for ordinary shareholders. ROE is calculated by dividing the net income (loss) attributable to ordinary shareholders for any period by the average of the opening and closing shareholders' equity attributable to XL-Ireland. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line. In addition, among other factors, compensation of our senior officers is dependent on the achievement of our performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be "non-operating" in nature).
The following table presents our ROE for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
ROE	1.5%	32.5%	(31.0)pts	1.1%	17.1%	(16.0)pts
Three and six months ended June 30, 2016 vs. 2015: The decrease in our ROE for the six months ended June 30, 2016 as compared to the same period of 2015 was mainly due to a decrease in net income resulting from movements within our Life retrocession derivative, as discussed in Item 1, Note 7, "Derivative Instruments," to the unaudited consolidated financial statements included herein, as well as increased losses and loss expenses incurred, due to natural catastrophe activity, as noted in our discussion of "Combined Ratio" above, plus the gain on the sale of our operating affiliate, ARX during the second quarter of 2015.
Annualized operating return on average ordinary shareholders’ equity ("Operating ROE")
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Operating ROE	3.6%	8.7%	(5.1)pts	3.6%	7.9%	(4.3)pts

Three and six months ended June 30, 2016 vs. 2015: The decrease in our Operating ROE for the six months ended June 30, 2016 compared to the same period of 2015 was mainly due to a decrease in net income resulting from increased losses and loss expenses incurred, due to natural catastrophe activity, as noted in our discussion of "Combined Ratio" above.

A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided under "Reconciliation of Non-GAAP Measures" below.
Annualized operating return on average ordinary shareholders' equity excluding unrealized gains and losses on investments ("Operating ROE ex-UGL")
Operating ROE ex-UGL is an additional measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales, which we believe provides a consistent measure of our performance. Operating ROE ex-UGL is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity excluding unrealized gains and losses on investments. A reconciliation of the opening and closing ordinary shareholders' equity to the opening and closing ordinary shareholders' equity excluding unrealized gains and losses on investments is provided under "Reconciliation of Non-GAAP Measures" below.
The following table presents our Operating ROE ex-UGL for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Operating ROE ex-UGL	4.1%	10.0%	(5.9)pts	4.0%	9.0%	(5.0)pts
Three and six months ended 2016 vs. 2015: The decrease in our Operating ROE ex-UGL was mainly the result of the drivers discussed above as part of Operating ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shares outstanding include all ordinary shares issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share as of the dates indicated below:

(U.S. dollars)	June 30, 2016	March 31, 2016	Change (Three Months)	December 31, 2015	Change (Six Months)
Book value per ordinary share	$42.22	$40.83	$1.39	$39.61	$2.61
Three and six months ended June 30, 2016: The increase in our book value per ordinary share was due to a decrease in the number of ordinary shares outstanding resulting from share buyback activity as well as increases in net unrealized gains on investments and net income partially offset by payment of dividends.
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
The following table presents our fully diluted tangible book value per ordinary share as of the dates indicated below:

(U.S. dollars)	June 30, 2016	March 31, 2016	Change (Three Months)	December 31, 2015	Change (Six Months)
Fully diluted tangible book value per ordinary share	$33.79	$32.62	$1.17	$31.52	$2.27
Three and six months ended June 30, 2016: The increase in our fully diluted tangible book value per ordinary share was generally a result of the increase of our book value per ordinary share as discussed above. Share buyback activity does not have the same accretive benefit with respect to tangible book value per ordinary share.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three and six months ended June 30, 2016 and 2015:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to ordinary shareholders	$43,782	$915,039	$65,667	$951,320
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	229,742	(239,174)	465,822	(9,807)
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(85,149)	(45,616)	(186,315)	(93,905)
Net investment income - Life Funds Withheld Assets	(39,146)	(46,864)	(80,706)	(97,283)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	6,779	14,597	(4,194)	12,211
Net income (loss) attributable to ordinary shareholders excluding Contribution from Life Retrocession Arrangements	$156,008	$597,982	$260,274	$762,536
Net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets	(19,468)	(4,351)	(11,052)	(8,953)
Net realized and unrealized (gains) losses on derivatives	(906)	(48,509)	2,716	(65,030)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	1,818	595	2,231	1,253
Exchange (gains) losses	(25,879)	(4,223)	(48,725)	25,553
Expenses related to Catlin acquisition	—	36,339	—	61,803
Gain on sale of operating affiliate	—	(340,407)	—	(340,407)
Provision (benefit) for income tax on items excluded from operating income	(5,126)	8,371	4,391	3,418
Operating net income (loss)	$106,447	$245,797	$209,835	$440,173
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$0.15	$3.11	$0.23	$3.43
Operating net income (loss)	$0.37	$0.84	$0.72	$1.59
Weighted average ordinary shares outstanding:
Basic	281,793	289,420	286,881	272,665
Diluted - Net income	285,082	293,983	290,929	277,473
Diluted - Operating net income	285,082	293,983	290,929	277,473
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$11,685,188	$12,247,298	$11,685,188	$12,247,298
Unrealized (gain) loss on investments	$(1,421,695)	$(1,104,350)	$(1,421,695)	$(1,104,350)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$10,390,588	$9,844,700	$10,597,490	$9,831,316
Average ordinary shareholders' equity for the period	$11,686,966	$11,245,678	$11,681,134	$11,140,525
Operating net income (loss)	$106,447	$245,797	$209,835	$440,173
Annualized operating net income (loss)	$425,788	$983,188	$419,670	$880,346
Annualized return on ordinary shareholders' equity - operating net income	3.6%	8.7%	3.6%	7.9%
Annualized return on ordinary shareholders' equity excluding unrealized gains and losses on investments - operating net income	4.1%	10.0%	4.0%	9.0%
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

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and six months ended June 30, 2016 have been affected by, among other things, the following significant items:
1)    The impact of significant large natural catastrophe losses;
2)     The current underwriting environment; and
3)    Market movement impacts on our investment portfolio.
1)     Natural Catastrophe Losses
We experienced a higher level of natural catastrophe losses in the three months ended June 30, 2016, the largest being the wildfires around Fort McMurray, Alberta, Canada, which accounts for approximately half of our estimated catastrophe losses. Additionally, earthquakes in Japan and Ecuador, and a combination of storms across Europe and the United States contributed to our catastrophe losses in the quarter.
The Company's loss estimates are based on its review of individual treaties and policies expected to be impacted, along with available client and industry data. These estimates involve the exercise of considerable judgment. Given that the facts are still developing, as well as the complexities of the nature of the events, there is considerable uncertainty associated with the loss estimates for these events and such estimates are accordingly subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
For the three months ended June 30, 2016, our preliminary natural catastrophe loss estimates, net of anticipated reinsurance recoveries and reinstatement premiums are approximately $240 million, or 9.8 loss ratio points. Approximately 41% of these net losses were recognized in our Insurance Segment, and 59% were recognized in our Reinsurance Segment.
2)     The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
The headwinds that strengthened throughout 2015 have continued, as rates were down approximately 3% for the three and six months ended June 30, 2016 compared to the corresponding prior year period. For the three months ended June 30, 2016, our Casualty lines were flat. Our Professional and Specialty businesses were down 3%, reflecting continued competitive conditions in the North America professional, aviation and crisis management lines. Additionally, our Energy, Property & Construction ("EPC") businesses were down 5%, led by reductions in the energy book of 11%. For the six months ended June 30, 2016, the trends were consistent with the quarterly information provided.
Growth in gross premiums written across the Insurance segment was strong across most of our underwriting divisions, driven largely by the Catlin Acquisition. When we compare the current quarter premiums to the combined books of both legacy organizations in the prior year quarter and normalize for foreign exchange, our actual growth was 1% in the quarter. However, when you consider the portfolio "tuning" activities that started in 2015, where decisions were made to exit certain underperforming businesses, we saw growth of 5% in the quarter and 3% on a year to date basis. See "Income Statement Analysis - Insurance," for further discussion of our premium movements.
The trading environment for our core lines of business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three and six months ended June 30, 2016, we found the underwriting environment to be challenging, but rate decreases continued to decelerate in most classes and regions. For the three months ended June 30, 2016, we experienced rate decreases of approximately 3% across the Reinsurance segment compared to the prior year period.
Despite these rate decreases, our top line grew 2% on a combined basis for the full quarter, compared to the prior year quarter after adjusting for foreign exchange and reinstatement premiums, primarily due to growing our share of the Japanese market and on a year-to-date basis pricing was down approximately 3% for the segment.
Our global catastrophe rates fell roughly 3% this quarter, significantly less than the 8% decrease we experienced in the prior year quarter, and 5% year-to-date compared to 8% for the same period of 2015. On the remainder of the property treaty portfolio, rates were also down 3%, whilst our casualty portfolio rates were essentially flat over the prior year quarter and also year to date.
Despite continued difficult market conditions and increased catastrophe activity, the Reinsurance segment was able to generate an underwriting profit in the quarter while maintaining underwriting discipline.
3)     Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended June 30, 2016, the positive mark to market change of $243.9 million on our available for sale ("AFS") investments was primarily driven by falling interest rates in our major jurisdictions. This represents an approximately 0.7% appreciation in the average fair market value of assets for the three months ended June 30, 2016.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended June 30, 2016:

	Interest Rate Movement for the three months ended June 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2016 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the three months ended June 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	-21 basis points (5 year Treasury)	-3 basis points (U.S. Corporate A rated)	+0.3% (Global equity market)
		+5 basis points (U.S. Mortgage Master Index)	+1.9% (U.S. equity market)
United Kingdom	-49 basis points (5 year Gilt)	+2 basis points (U.K. Corporate, AA rated)
Euro-zone	-24 basis points (5 year Bund)	+7 basis points (Europe Corporate, A rated)
Net realized gains on investments in the three months ended June 30, 2016 totaled $19.5 million, including net realized gains of $52.0 million from sales of fixed maturities offset by net realized losses of approximately $32.5 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
During the six months ended June 30, 2016, the positive mark to market change of $641.3 million on our available-for-sale ("AFS") investments was primarily driven by falling interest rates in our major jurisdictions. This represents an approximately 1.8% appreciation in the average fair market value of investments for the six months ended June 30, 2016.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the six months ended June 30, 2016:

	Interest Rate Movement for the six months ended June 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2016 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the six months ended June 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	-76 basis points (5 year Treasury)	-2 basis points (U.S. Corporate A rated)	0.0% (Global equity market)
		+3 basis points (U.S. Mortgage Master Index)	+2.7% (U.S. equity market)
United Kingdom	-99 basis points (5 year Gilt)	+16 basis points (U.K. Corporate, AA rated)
Euro-zone	-52 basis points (5 year Bund)	+7 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the six months ended June 30, 2016 totaled $11.1 million, including net realized gains of $63.2 million from sales of fixed maturities partially offset by net realized losses of approximately $52.1 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.

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
Buybacks of Shares
For a discussion of our share buyback activity, please see Item 1, Note 9, "Share Capital," to the unaudited consolidated financial statements included herein.
All share buyback transactions undertaken during the six months ended June 30, 2016 were carried out by way of redemption in accordance with Irish law and our constitutional documents. All shares were so redeemed were canceled upon redemption.
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

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at June 30, 2016 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at June 30, 2016 (3)
North Atlantic	Windstorm	April 1, 2016	$1,660	14.6%	$2,679	23.5%
North America	Earthquake	April 1, 2016	934	8.2%	1,811	15.9%
Europe	Windstorm	April 1, 2016	714	6.3%	783	6.9%
Japan	Earthquake	April 1, 2016	717	6.3%	965	8.5%
Japan	Windstorm	April 1, 2016	499	4.4%	645	5.7%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

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

Regulatory Change
We continue to monitor and assess regulatory initiatives and legislation that impact us or in the future could impact us. We have focused closely on Solvency II, which became effective on January 1, 2016. This E.U. directive covers the supervision, capital adequacy and risk management of, and regulatory reporting for, E.U.-based (re)insurers. We also continue to monitor closely and assess relevant developments and proposals regarding national, regional and global capital standards that impact us or in the future could impact us.
Due to the Redomestication, the Bermuda Monetary Authority has informed us that it has made the final determination to be our group supervisor. The E.U. granted Solvency II equivalence to Bermuda’s regulatory regime in February 2016.
See "Business - Regulation," included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of Solvency II. In addition, see "Brexit-Related Recent Developments" below for a discussion of the referendum held on June 23, 2016 in which the U.K. electorate voted that the U.K. should withdraw from the E.U. ("Brexit").
Brexit-Related Recent Developments
While Brexit did not materially affect our financial condition or results of operations for the period ended June 30, 2016, uncertainties related to the political, monetary, economic and legal impacts of Brexit caused significant financial market volatility during the current period. Such uncertainties are expected to continue to have meaningful repercussions in future periods, as it seems likely that the U.K. will not provide formal notice of its decision to exit the E.U. under article 50 of the Treaty on European Union (which starts a negotiation process, expected to last at least two years and which may last considerably longer, related to an agreement on the U.K.'s exit) until late 2016 or early 2017.
We continue to review our European legal entity structure to consider possible changes that may need to be made to preserve our E.U.-domiciled entities’ “passporting” regime. Passporting means that an E.U.-domiciled entity can provide insurance or reinsurance, as applicable, in another E.U. member state while only being regulated by the regulator in its country of domicile. Like the rest of the industry, our considerations are preliminary and at this point it is premature to make any structural determinations. However, at this early stage, we believe that we are well-positioned by virtue of the fact that our primary U.K.-domiciled insurance carrier is structured as a Societas Europea (SE), which we anticipate will provide some advantage by allowing us to move the company to another E.U. country during the negotiation period without some of the complexities that would be otherwise involved for other entity structures. In addition, our primary reinsurance carrier is an Irish-domiciled SE.
Given that we also own the largest Lloyd’s of London ("Lloyd's") syndicate by premium, management is focused on Lloyd’s ability to successfully negotiate its post-Brexit relationship with the E.U. Currently, Lloyd’s is wholly reliant on the passporting regime to do business across the E.U. Due to uncertainties that exist, we are unable to predict the outcome of any such negotiations.
Outcomes of the negotiations described above could include increased costs of doing business in the U.K., which may include additional capital requirements, including as a result of new and/or additional laws and regulations across a wide variety of areas potentially including, but not limited to, labor laws, data privacy laws, taxation laws and, more generally, the terms of commercial activities between the U.K. and the E.U. Increased costs and capital requirements may also result from the U.K. no longer being part of the Solvency II regime, which could be significant to our operations and financial results.
In addition to the potential impact on our ability to passport within the E.U., management is also focused on the impact of Brexit on the free movement of our approximately 2,000 employees within the E.U. Post-Brexit, a curtailment of free movement of workers between the U.K. and the E.U. could impact the availability and cost of attracting and retaining talent. For more information regarding Brexit, see Item 1A. “Risk Factors” in this Form 10-Q.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015
Insurance
Our Insurance operations provide commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, cybertech, accident and health and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our Insurance operations that we believe provide the best return on capital over time. Following the Catlin Acquisition, Insurance lines of business are now divided into the following underwriting divisions: Professional Lines ("Professional"), which we previously referred to as Global Professional Lines; Casualty, which includes the casualty business previously included under International Property and Casualty, and North America Property and Casualty; EPC, which includes the property business previously reported under International Property and Casualty, North America Property and Casualty, and Specialty; and Specialty Lines ("Specialty").
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$2,512,012	$2,219,444	13.2%
Net premiums written	1,780,192	1,401,772	27.0%
Net premiums earned	1,696,720	1,412,906	20.1%
Net losses and loss expenses	1,095,739	896,370	22.2%
Acquisition costs	232,414	181,716	27.9%
Operating expenses	307,468	292,161	5.2%
Underwriting profit (loss)	$61,099	$42,659	43.2%
Net results – structured products	2,765	3,401	(18.7)%
Net fee income and other (expense)	(3,749)	(2,033)	84.4%
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Professional	$412,925	$462,134	(10.6)%
Casualty	799,861	733,149	9.1%
EPC	720,677	610,727	18.0%
Specialty	578,549	413,434	39.9%
Total	$2,512,012	$2,219,444	13.2%

Gross premiums written increased by 13.2%. When evaluated in local currency, our gross premiums written increased by 13.5%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the British Pound Sterling against the U.S. Dollar.
The following is a summary of premium movements by underwriting division:

▪
Professional - decrease of 10.6% is mainly driven by unfavorable pricing in the U.S. and Bermuda professional lines and lower retention rates in commercial errors & omissions business and international financial lines.

▪
Casualty - increase of 9.1% is attributable to the Catlin and Allied acquisitions, higher retention in excess and surplus lines and programs, an increase in new business in global risk management and favorable pricing in North American environmental and excess and surplus lines.

▪	EPC - increase of 18.0% due to the Catlin Acquisition and an increase in new business in property international open market and North American property delegated underwriting authority business lines.

▪
Specialty - increase of 39.9% is driven by the Catlin Acquisition and new business in aerospace, crisis management and political risk and trade credit business lines partially offset by unfavorable pricing in fine art and specie.

Net Premiums Written
The increase of 27.0% largely resulted from an increase in gross premiums written coupled with a decrease in ceded premiums written due to a reduction in reinsurance purchases as the Company moves towards an integrated, enterprise wide reinsurance program.
Net Premiums Earned
The increase of 20.1% is primarily attributable to increases in premiums written as described above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.6%	63.4%	1.2
Acquisition expense ratio	13.7%	12.9%	0.8
Operating expense ratio	18.1%	20.7%	(2.6)
Underwriting expense ratio	31.8%	33.6%	(1.8)
Combined ratio	96.4%	97.0%	(0.6)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Percentage
	June 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.6%	63.4%	1.2
Prior year reserve development	2.0%	2.7%	(0.7)
Loss ratio excluding prior year development	66.6%	66.1%	0.5
Loss Ratio - excluding prior year development
The 0.5 percentage point increase in the loss ratio excluding prior year development represents the high level of catastrophe activity for the three months ended June 30, 2016 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2016 were $37.3 million higher than in the same period of 2015. Excluding prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2016 compared to the same period of 2015 decreased by 1.1 percentage points to 60.8%, due to the favorable impact of underwriting actions and mix of business changes in Casualty and Specialty lines.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2016	2015
Professional	$1,077	$5,328
Casualty	(45,100)	(2,184)
EPC	11,141	(12,215)
Specialty	(573)	(29,064)
Total	$(33,455)	$(38,135)
Net favorable prior year reserve development of $33.5 million was attributable to the following:

•
For casualty lines, net prior year development was $45.1 million favorable driven by a release of $28.2 million in International Casualty, primarily to reflect better than expected loss experience reported on the general and professional liability books, and $21.4 million in discontinued casualty primarily due to our reassessment of the IBNR provision for a large risk U.S. Casualty portfolio, discontinued prior to 2008, following favorable claims resolutions in recent years.

•	For EPC lines, net prior year development was $11.1 million unfavorable driven by reflecting worse than expected reported non-catastrophe loss experience primarily on the 2015 year.
Underwriting Expense Ratio
The decrease of 1.8 percentage points was due to a decrease in the operating expense ratio of 2.6 percentage points, partially offset by an increase in the acquisition expense ratio of 0.8 percentage points, as follows:

▪	Operating expense ratio - decreased due to synergies realized from the Catlin Acquisition.

▪
Acquisition expense ratio - slight increase over prior year is a result of the Catlin Acquisition, which included a larger share of wholesale specialty business where the acquisition costs were higher than the legacy portfolio.

Net Results - Structured Products
Net results from structured insurance products decreased 18.7% to $2.8 million from the prior year quarter result of $3.4 million. The results include net investment income of $7.6 million and $8.2 million for the three months ended June 30, 2016 and 2015, respectively, and interest expense of $4.8 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in the net results was mainly due to a reduction of investment income resulting from declining investment yields, and a lower asset base, reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Net Fee Income and Other
The decrease compared to the same period of 2015 in net fee income and other was driven by Specialty discontinued business lines.
Reinsurance
The Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation, credit and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Following the acquisition of Catlin, our reinsurance operations are structured into five geographical regions: Bermuda; North America; London; Europe, Middle East & Africa ("EMEA"); and Latin America, Asia Pacific & Credit ("LAC"). Prior to the Catlin Acquisition, London, EMEA and LAC were reported together as International.

The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$1,018,766	$782,248	30.2%
Net premiums written	942,419	698,301	35.0%
Net premiums earned	831,984	650,889	27.8%
Net losses and loss expenses	536,647	254,825	110.6%
Acquisition costs	186,283	158,217	17.7%
Operating expenses	68,260	71,727	(4.8)%
Underwriting profit (loss)	$40,794	$166,120	(75.4)%
Net results – structured products	(706)	1,856	(138.0)%
Net fee income and other	1,248	623	100.3%
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Bermuda	$425,744	$398,535	6.8%
North America	217,424	181,648	19.7%
London	179,384	90,254	98.8%
EMEA	87,349	45,345	92.6%
LAC	108,865	66,466	63.8%
Total	$1,018,766	$782,248	30.2%
Gross premiums written increased by 30.2%, primarily driven by new business, including the Catlin Acquisition. When evaluated in local currency, our gross premiums written increased by 30.8%. The favorable foreign exchange on our gross premiums written was mainly due to the weakening of the British Pound Sterling against the U.S. Dollar, impacting U.K. business booked in this currency.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 6.8% is primarily driven by new business in Property Catastrophe and a new Credit line of business in the region. This growth was partially offset by non-renewed business in Property Treaty.

▪
North America - increase of 19.7% largely attributable to the Catlin Acquisition, alongside new business written in Property Treaty and Casualty lines of business, in particular, partially offset by non-renewed business and timing of a quota share renewal in property treaty.

▪
London - increase of 98.8% is driven predominantly by the Catlin Acquisition. The acquisition generated a substantial Property Catastrophe book of business in London, driven by April renewals in the acquired portfolio. Additionally, Property Catastrophe reinstatement premiums contributed to the increase, and an increase in Marine due to a portfolio transfer from Insurance.

▪	EMEA - increase of 92.6% is attributable to new casualty auto business.

▪	LAC - increase of 63.8% driven predominantly by the Catlin Acquisition, in particular, increasing the Credit portfolio and a new Property Catastrophe line of business in the region.
Net Premiums Written
The increase of 35.0% resulted from the gross written premium increases as outlined above.
Net Premiums Earned
The increase of 27.8% is mainly attributable to the increase in net premiums written, including reinstatement premiums on several Property Catastrophe losses, as outlined above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.5%	39.2%	25.3
Acquisition expense ratio	22.4%	24.3%	(1.9)
Operating expense ratio	8.2%	11.0%	(2.8)
Underwriting expense ratio	30.6%	35.3%	(4.7)
Combined ratio	95.1%	74.5%	20.6
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Percentage
	June 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.5%	39.2%	25.3
Prior year reserve development	7.8%	10.8%	(3.0)
Loss ratio excluding prior year development	72.3%	50.0%	22.3
Loss Ratio - excluding prior year development
The 22.3 percentage point increase in the loss ratio excluding prior year development in the three months ended June 30, 2016 was mainly due to natural catastrophe events, net of reinsurance recoveries and reinstatement premiums being $142.9 million higher than in the same period of 2015. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2016 compared to the same period of 2015 increased by 4.4 percentage points to 54.4%, due to higher loss ratios booked in Casualty and Property Catastrophe, partially offset by a lower attritional loss ratio in Property Treaty.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2016	2015
Property and other short-tail lines	$(9,729)	$(44,003)
Casualty and other long-tail lines	(55,446)	(26,732)
Total	$(65,175)	$(70,735)
Net favorable prior year reserve development of $65.2 million for the three months ended June 30, 2016 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $9.7 million. Details of the significant components are as follows:

▪	For property catastrophe lines, net prior year development was $5.3 million favorable primarily due to better than expected development on attritional losses.

▪	For property other lines, net prior year development was $4.5 million unfavorable mainly due to worse than expected experience on underwriting years 2014 and 2015 for the crop business.

•	For specialty lines, net prior year development was $8.9 million favorable due to better than expected development on attritional losses, primarily on the Marine book.

▪	Net favorable prior year development for the long-tail lines totaled $55.4 million.

•	For casualty lines, net prior year development was $50.8 million favorable due to better than expected development on attritional losses for the 2014 and prior underwriting years.

•	For other lines, net prior year development was $4.6 million favorable largely due to actual experience better than expected on the whole account book.
Underwriting Expense Ratio
The decrease of 4.7 percentage points was due to a decrease in operating expense ratio of 2.8%, plus a decrease in acquisition expense ratio of 1.9%, as follows:

•	Operating expense ratio - decrease was attributable to synergies realized due to the Catlin Acquisition

•	Acquisition expense ratio - decrease is driven by a different business mix, including new Casualty business in EMEA with a lower acquisition ratio than the portfolio average.
Net Results - Structured Products
Net results from structured reinsurance products decreased to a loss position of $0.7 million from the prior year quarter's positive result of $1.9 million. The results include net investment income of $6.5 million and $7.9 million for the three months ended June 30, 2016 and 2015, respectively, and interest expense of $7.2 million and $5.9 million and operating expenses of $0.2 million, for the three months ended June 30, 2015. The decrease in the net results was mainly due to a reduction of investment income resulting from declining investment yields, and a lower asset base, reflecting the run-off nature of this business.
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
Run-Off Life Operations
As noted in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in May 2014, we ceded the majority of our life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). In December 2015, we ceded the vast majority of our remaining life reinsurance reserves, consisting mainly of U.S. Term business (the "U.S. Term Life Retro Arrangements").
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
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
During the three months ended June 30, 2016, our net loss from our run-off life operations which were not subject to the GreyCastle Life Retro Arrangements was $8.4 million. Included within this negative result are net realized losses of $8.5 million. Additionally, the net investment result of $7.5 million is offset by a net underwriting loss of $4.2 million and interest expense of $3.3 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income, net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
Total Return on Investments (1)	1.5%	(0.5)%

Other Portfolios (2)
Hedge fund portfolio (3)	(0.1)%	2.1%
Equity portfolio	2.6%	0.3%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. Dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents the P&C operations and run-off life operations for the three months ended June 30, 2016 and 2015.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the three months ended May 31, 2016 and 2015, respectively, for both equity and non-equity hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net investment income - excluding Life Funds Withheld Assets	$176,242	$176,340	(0.1)%
Net income (loss) from investment affiliates	13,179	31,377	(58.0)%
Net realized gains (losses) on investments	19,468	4,351	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	906	48,509	(98.1)%
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 0.1% compared to the prior year was primarily due to certain non-recurring interest payments received during the quarter, offset by rates dropping across our major jurisdictions. For further information, see Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Unaudited Consolidated Financial Statements included herein.
We estimate that approximately $3.1 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended June 30, 2016 on our portfolio of 1.7%.
Net Income (Loss) from Investment Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended June 30, 2016, although a 58% decrease from the prior year quarter, was positive. This reflects marginally positive results in our hedge fund investments and solid contributions from our private equity and private credit affiliate funds. In particular, hedge funds pursuing quantitative equity strategies were challenged during the quarter, while more directional equity-oriented strategies were positive contributors. The results for the private equity and private credit funds, which are lagged by three months, were generally in line with the prior year's quarterly results.

Net Realized Gains and Losses on Investments
Net realized gains of $19.5 million in the three months ended June 30, 2016 included net realized gains of $52.0 million, which resulted primarily from sales of U.S. Government and Government Related fixed maturities and equities. These amounts were offset by losses of approximately $32.5 million related to the OTTI charges on certain of our fixed income and equity investments. See Item 1, Note 6, "Investments ," to the Unaudited Consolidated Financial Statements included herein for further discussion.
Net realized gains on investments of $4.4 million in the three months ended June 30, 2015 included realized losses of $16.6 million related to the write-down of certain of our structured securities and medium term notes with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $20.9 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivative instruments of $0.9 million in the three months ended June 30, 2016 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from operating affiliates	$21,418	$9,462	N/M
Exchange (gains) losses	(19,100)	10,374	N/M
Corporate operating expenses	133,185	130,987	1.7%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(229,742)	239,174	N/M
Interest expense (1)	43,733	39,038	12.0%
Income tax expense (benefit)	2,467	32,959	(92.5)%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from investment manager affiliates	$15,142	$8,524	77.6%
Net income (loss) from strategic operating affiliates	6,276	938	N/M
Net income (loss) from operating affiliates	$21,418	$9,462	N/M
Net Income from Investment Manager Affiliates
The increase of 77.6% principally reflects solid contributions from our larger manager affiliates in the quarter and a gain from the sale of the Company’s interest in one of our service provider stakes.
Net Income from Strategic Operating Affiliates
The significant increase was largely due to the premiums generated by a new operating affiliate writing U.S. homeowners' insurance.

Exchange Gains and Losses
The foreign exchange gains of $19.1 million in the three months ended June 30, 2016 were principally a result of the impact of the strengthening of the U.S. Dollar against our British Pound Sterling denominated liabilities held in U.S. Dollar denominated units. This was partially offset by the effect of the weakening of the U.S. Dollar against the Brazilian Real and the Japanese Yen on net monetary liabilities in those currencies. In the three months ended June 30, 2015, foreign exchange losses of $10.4 million were a result of an overall weakening of the U.S. Dollar against all of our major currencies, most notably against the British Pound Sterling.
Corporate Operating Expenses
The increase of 1.7% was primarily due to increased expenses due to the timing of the Catlin Acquisition, mostly offset by synergies realized during the current year.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into Life Retro Arrangements, as described in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 12.0% was a result of interest expense on the funds withheld for the U.S. Term Life Retro Arrangements. See "Run-Off Life Operations" above for further information about the U.S. Term Life Retro Arrangements.
Interest expense on our debt remained consistent with the prior year. For further information about our debt financing, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $2.5 million and $33.0 million were incurred in the three months ended June 30, 2016 and 2015, respectively. The tax charge recognized in these periods reflects the combination of our expected full year effective tax rate applicable to each of the years applied to our pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income and discrete tax adjustments which are not part of the effective tax rate. The tax on items excluded from operating net income is calculated at the applicable jurisdictional tax rate.
Segment Results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$5,015,984	$3,874,191	29.5%
Net premiums written	3,284,126	2,490,880	31.8%
Net premiums earned	3,290,594	2,375,212	38.5%
Net losses and loss expenses	2,095,331	1,513,317	38.5%
Acquisition costs	457,872	262,103	74.7%
Operating expenses	619,900	500,618	23.8%
Underwriting profit (loss)	$117,491	$99,174	18.5%
Net results – structured products	3,987	6,306	(36.8)%
Net fee income and other (expense)	(7,611)	(9,498)	(19.9)%

Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Professional	$794,189	$803,846	(1.2)%
Casualty	1,612,275	1,407,714	14.5%
EPC	1,381,953	977,348	41.4%
Specialty	1,227,567	685,283	79.1%
Total	$5,015,984	$3,874,191	29.5%
Gross premiums written increased by 29.5%, primarily due to the Catlin Acquisition. When evaluated in local currency, our gross premiums written increased by 31.1%. The unfavorable foreign exchange on our gross premiums written was mainly due to a weakening of the Euro and British Pound Sterling against the U.S. Dollar impacting business written in these currencies.
The following is a summary of other premium movements by underwriting division:

▪	Professional - decrease of 1.2% primarily in North America professional and commercial errors and omissions business lines, partially offset by modest growth in the cyber business line.

▪
Casualty - increase of 14.5% is largely a result of the Catlin Acquisition and related to excess and surplus lines, North American construction and international casualty. Additionally, the Allied Acquisition contributed to the increase in premiums. Compared to the combined books in the prior year, premiums decreased slightly due to rate pressures in several lines.

▪
EPC - increase of 41.4% with increases across all lines of business following the Catlin Acquisition. Compared to the combined books in the prior year, and excluding the effects of foreign exchange, premiums increased slightly, generally in core property lines.

▪
Specialty - increase of 79.1% with improvements across all lines of business following the Catlin Acquisition. Compared to the combined books in the prior year, and excluding the effects of foreign exchange, premiums increased slightly most notably in the political risk and trade credit, accident and health and equine business lines.

Net Premiums Written
The increase of 31.8% largely resulted from the increase in gross premiums written due to the Catlin Acquisition, partially offset by increases in ceded premium written due to a change in our ceded reinsurance strategy with greater emphasis on enterprise wide composite and whole account covers, ultimately improving our risk/return profile.
Net Premiums Earned
The increase of 38.5% is mainly attributable to the increase in net premiums written as noted above, plus the effects of the change in our ceded reinsurance strategy noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	63.7%	63.7%	—
Acquisition expense ratio	13.9%	11.0%	2.9
Operating expense ratio	18.8%	21.1%	(2.3)
Underwriting expense ratio	32.7%	32.1%	0.6
Combined ratio	96.4%	95.8%	0.6

The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the six months ended June 30, 2016:

	Six Months Ended		Percentage
	June 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	63.7%	63.7%	—
Prior year reserve development	1.3%	1.9%	(0.6)
Loss ratio excluding prior year development	65.0%	65.6%	(0.6)
Loss Ratio - excluding prior year development
The 0.6 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of the incorporation of the acquired businesses, the non-renewal of unprofitable business across the combined books, as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition in the six months ended June 30, 2016 as compared to the prior year period, partially offset by the increase in losses related to natural catastrophe events. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2016 were $58.0 million higher than in the same period in 2015. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the six months ended June 30, 2016 compared to the same period of 2015 decreased by 1.4 percentage points to 61.0% due to the favorable impact of underwriting actions and mix of business changes in Casualty and Specialty lines.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by underwriting division relating to the Insurance segment for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2016	2015
Professional	$1,416	$7,000
Casualty	(45,296)	(6,559)
EPC	8,700	(13,227)
Specialty	(9,633)	(31,346)
Total	$(44,813)	$(44,132)
Net favorable prior year development of $44.8 million was mainly attributable to the following:

•
For casualty lines, net prior year development was $45.3 million favorable driven by a release of $28.7 million in International Casualty, primarily to reflect better than expected loss experience reported on the general and professional liability books, and $21.4 million in discontinued casualty primarily due to our reassessment of the IBNR provision for a large risk U.S. Casualty portfolio, discontinued prior to 2008, following favorable claims resolutions in recent years.

•	For EPC lines, net prior year development was $8.7 million unfavorable driven by reflecting worse than expected reported non-catastrophe loss experience, primarily on the 2015 year.

•
For specialty lines, net prior year development was $9.6 million favorable driven by releases of $7.2 million in discontinued specialty relating to reserve releases following the expiration of a policy, and $6.9 million in marine due to better than expected reported loss experience on the cargo, hull and liability businesses. This was partially offset by a strengthening of $5.6 million in accident and health driven by deteriorations in the U.S. and Switzerland books.

Underwriting Expense Ratio
The increase of 0.6 percentage points was due to increases in the acquisition expense ratio of 2.9 percentage points partially offset by a decrease in the operating expense ratio of 2.3 percentage points, as follows:

▪
Acquisition expense ratio - we experienced a slight increase over prior year is a result of the Catlin Acquisition, which included a larger share of wholesale specialty business where the acquisition costs were higher than the legacy portfolio, combined with lower commissions received from the ceded business, largely resulting from a higher mix of facultative and other excess of loss protections carrying lower ceding commissions than quota share cessions.

▪	Operating expense ratio - decreased 2.3 percentage points due to synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products decreased 36.8% to $4.0 million from the prior year result of $6.3 million. The results include net investment income of $13.5 million and $15.7 million for the six months ended June 30, 2016 and 2015, respectively, and net interest expense of $9.5 million and $9.4 million, for the six months ended June 30, 2016 and 2015, respectively. The decrease in the net results was mainly due to a reduction of investment income resulting from declining investment yields, and a lower asset base, reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Net Fee Income and Other
The decrease compared to the same period of 2015 in net fee income and other expenses was driven by discontinued lines in the Specialty division.
Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$2,874,109	$1,607,910	78.7%
Net premiums written	2,500,080	1,445,936	72.9%
Net premiums earned	1,589,556	1,008,077	57.7%
Net losses and loss expenses	919,540	407,705	125.5%
Acquisition costs	362,631	229,709	57.9%
Operating expenses	147,494	114,222	29.1%
Underwriting profit (loss)	$159,891	$256,441	(37.6)%
Net results – structured products	42	3,976	(98.9)%
Net fee income and other	2,085	1,448	44.0%
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Bermuda	$818,779	$664,246	23.3%
North America	506,767	352,986	43.6%
London	488,573	157,159	210.9%
EMEA	624,039	286,068	118.1%
LAC	435,951	147,451	195.7%
Total	$2,874,109	$1,607,910	78.7%
Gross premiums written increased by 78.7%, primarily driven by the Catlin Acquisition. When evaluated in local currency, our gross premiums written increased by 80.6%. The following is a summary of the premium movements by region:

▪
Bermuda - increase of 23.3% primarily in the Property Catastrophe line of business due to the Catlin Acquisition. Partially offsetting this growth was the alignment of the accounting policy of the acquired business for multiyear contracts with the legacy business, particularly relating to the Property Catastrophe and Casualty lines of business.

▪
North America - increase of 43.6% is largely related to Property Treaty and Casualty lines of business. This is partially offset by canceled Property Treaty business due to higher client retention of exposures.

▪
London - significant increase driven from the Catlin Acquisition, producing a substantial Property Catastrophe portfolio, alongside growth in the Marine and Casualty lines of business. Partially offsetting this growth was aligning the acquired business' accounting policy for multiyear contracts, particularly impacting the Property Catastrophe line of business.

▪
EMEA - increase is primarily related to substantial new business in the Casualty, Crop, and Property Treaty businesses. This is partially offset by cancellations in Property Treaty due to the competitive pricing environment.

▪	LAC - increase is primarily related to growth in Credit, Crop and Property Catastrophe lines of business.
Net Premiums Written
The increase of 72.9% resulted from the gross written premium increases as outlined above, slightly offset by an increase in ceded written premiums.
Net Premiums Earned
The increase of 57.7% is mainly attributable to the increase in net premiums written, as outlined above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	57.8%	40.4%	17.4
Acquisition expense ratio	22.8%	22.8%	—
Operating expense ratio	9.3%	11.4%	(2.1)
Underwriting expense ratio	32.1%	34.2%	(2.1)
Combined ratio	89.9%	74.6%	15.3
The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the six months ended June 30, 2016 and 2015:

	Six Months Ended		Percentage
	June 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	57.8%	40.4%	17.4
Prior year reserve development	6.2%	11.3%	(5.1)
Loss ratio excluding prior year development	64.0%	51.7%	12.3
Loss Ratio - excluding prior year development
The 12.3 percentage point increase in the six months ended June 30, 2016 was mainly the result of natural catastrophe events, net of recoveries and reinstatement premium, being $160.4 million or 10.6 percentage points higher for the six months ended June 30, 2016 than in the same period in 2015. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums, the loss ratio increased 1.7 percentage points to 53.4% on attritional losses for the same periods.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2016	2015
Property and other short-tail lines	$(38,421)	$(86,296)
Casualty and other long-tail lines	(58,808)	(26,930)
Total	$(97,229)	$(113,226)

Net favorable prior year reserve development of $97.2 million for the six months ended June 30, 2016 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $38.4 million. Details of the significant components are as follows:

◦	For property catastrophe lines, net prior year development was $23.2 million favorable primarily due to better than expected development on attritional losses.

•
For property other lines, net prior year development was $3.3 million favorable mainly due to better than expected development on attritional losses on the property business that was partially offset by unfavorable development on attritional losses for the crop business.

•	For specialty lines, net prior year development was $11.8 million favorable mainly due to better than expected development on attritional losses mainly on the Marine book.

▪	Net favorable prior year development for the long-tail lines totaled $58.8 million. Details of the significant components are as follows:

▪	For casualty lines, net prior year development was $52.1 million favorable due to better than expected development on attritional losses for the 2014 and prior underwriting years.

▪	For other lines, net prior year development was $6.7 million favorable largely due to better than expected development on attritional losses on the whole account and credit & surety books.
Underwriting Expense Ratio
The decrease of 2.1 percentage points was due to a decrease in the operating expense ratio of 2.1 percentage points, which was a result of synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured reinsurance products decreased 98.9% from the prior year period net results of $4.0 million. The results include net investment income of $13.2 million and $15.4 million for the six months ended June 30, 2016 and 2015, respectively, interest expense of $13.2 million and $11.2 million, and operating expenses of nil and $0.3 million, for the six months ended June 30, 2016 and 2015, respectively. The decrease in the net results was mainly due to a reduction of investment income resulting from declining investment yields, and a lower asset base, reflecting the run-off nature of this business.
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
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
During the six months ended June 30, 2016, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $3.9 million. Included within this positive result are net realized losses of $5.7 million. Additionally, the net investment result of $16.1 million is partially offset by a net underwriting loss of $7.7 million and interest expense of $6.6 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income, net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio, for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Total Return on Investments (1)	3.2%	0.9%

Other Portfolios (2)
Hedge fund portfolio (3)	(1.1)%	4.7%
Equity portfolio	3.1%	2.0%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. Dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the six months ended May 31, 2016 and 2015, respectively, for both equity and non-equity hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the six months ended June 30, 2016 and 2015:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net investment income - excluding Life Funds Withheld Assets	$340,568	$334,434	1.8%
Net income (loss) from investment fund affiliates	8,600	66,706	(87.1)%
Net realized gains (losses) on investments	11,052	8,953	23.4%
Net realized and unrealized gains (losses) on derivative instruments (1)	(2,716)	65,030	N/M
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The increase of 1.8% was primarily due to the addition of assets to our portfolio as a result of the Catlin Acquisition, partially offset by a reduction in investments' yields as a result of lower reinvestment rates and cash outflows from the investment portfolio.
We estimate that approximately $3.1 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the six months ended June 30, 2016 on our portfolio of 1.6%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the six months ended June 30, 2016 was a modest gain, though it lagged significantly behind very strong results from the same period of 2015. Hedge fund returns were weak in the first half of the year, as poor equity and credit market returns and elevated volatility during the period challenged hedge fund affiliate results. In particular, funds pursuing quantitative equity strategies and market directional strategies, including equity long/short and macro, weighed on results for the six months. The Company's private equity and private credit funds produced solid performance for the six months ended June 30, 2016, generally in line with the prior year results for the same period.

Net Realized Gains and Losses on Investments
Net realized gains on investments of $11.1 million in the six months ended June 30, 2016 included net realized gains of $63.2 million, which resulted primarily from sales of U.S. Government and Government Related fixed maturities and equities. These amounts were offset by realized losses of approximately $52.1 million related to the OTTI charges on certain of our fixed income and equity investments. For further discussion, see Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Net realized gains on investments of $9.0 million in the six months ended June 30, 2015 included realized losses of $27.2 million related to the write-down of certain of our structured securities and medium term notes and currency losses with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $36.1 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized losses on derivatives of $2.7 million for the six months ended June 30, 2016 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from operating affiliates	$34,068	$32,130	6.0%
Gain on sale of operating affiliate	—	340,407	N/M
Exchange (gains) losses	(52,919)	37,764	N/M
Corporate operating expenses	245,695	193,430	27.0%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(465,822)	9,807	N/M
Interest expense (1)	85,346	80,519	6.0%
Income tax expense	24,762	57,177	(56.7)%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2016 and 2015:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from investment manager affiliates	$27,671	$12,263	125.6%
Net income (loss) from strategic and other operating affiliates	6,397	19,867	(67.8)%
Net income (loss) from operating affiliates	$34,068	$32,130	6.0%
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates
The results for the six months ended June 30, 2016 reflect an increase in the amount of incentive fees generated by several investment manager affiliates relative to the prior year period, as well as a gain from the sale of the Company's interest in one of our service provider stakes in the current year.

Net Income from Strategic and Other Operating Affiliates
The decrease of 67.8% was largely due to the sale of our interest in ARX, which was an insurance affiliate that writes direct U.S. homeowners insurance, as noted in Item 1, Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate."
Exchange Gains and Losses
The foreign exchange gains of $52.9 million in the six months ended June 30, 2016 were principally a result of the impact of the strengthening of the U.S. Dollar against our British Pound Sterling denominated monetary liabilities held in U.S. Dollar denominated units, with additional gains resulting from the effect of the U.S. Dollar weakness against the Singapore Dollar on net monetary assets in that currency. In the six months ended June 30, 2015, foreign exchange net losses of $37.8 million were a result of an overall weakening of the U.S. Dollar, driven mainly by the British Pound Sterling and the Swiss Franc, partially offset by a strengthening of the U.S. Dollar against the Euro.
Corporate Operating Expenses
The increase of 27.0% was primarily due to integration and operational costs associated with the Catlin Acquisition as noted in Item 1, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition."
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company is a party to the GreyCastle Life Retro Arrangements, as described in Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Interest Expense
The increase of 6.0% was a result of the overall increase in our debt due to the issuance of subordinated notes in March 2015, as outlined in Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $24.8 million and $57.2 million were incurred in the six months ended June 30, 2016 and 2015, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applied to pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income, and discrete tax adjustments that are not part of the effective tax rate. The tax on items excluded from operating net income is calculated at the applicable jurisdictional tax rate.
BALANCE SHEET ANALYSIS
Investments (Excluding Life Funds Withheld Assets)
Our investment strategy is based on a Strategic Asset Allocation process that establishes a strategic benchmark, which is a portfolio asset allocation target that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of the Company’s management and approved by the RFC. The investment team actively seeks to exceed the total return of the strategic benchmark and meet budgeted investment earnings, while maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios. Active or tactical deviations from the benchmark are controlled by a comprehensive framework of investment decision authorities ("Authorities Framework"), which ensures that the risk profile of our investment portfolio is consistent with management’s risk tolerance.
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

As of June 30, 2016 and December 31, 2015, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $37.4 billion. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Cash and cash equivalents	$3,316,749	8.9%	$3,256,236	8.7%
Restricted cash	64,319	0.2%	41,860	0.1%
Net receivable/ (payable) for investments sold/ (purchased)	47,405	0.1%	101,098	0.3%
Accrued investment income	230,427	0.6%	243,409	0.7%
Short-term investments	444,301	1.2%	617,390	1.7%
Fixed maturities - AFS (1):
U.S. Government and Government-Related/Supported	4,134,088	11.0%	5,065,637	13.5%
Corporate - Financials	3,725,971	10.0%	3,561,909	9.5%
Corporate - Non Financials	6,828,357	18.2%	6,900,447	18.5%
RMBS – Agency	4,455,630	11.9%	3,757,971	10.1%
RMBS – Non-Agency	288,815	0.8%	328,540	0.9%
CMBS	278,314	0.7%	405,316	1.1%
CDOs	17,800	—%	32,410	0.1%
Other asset-backed securities	1,043,478	2.8%	1,168,572	3.1%
U.S. States and political subdivisions of the States	2,635,034	7.0%	2,632,070	7.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,607,431	15.0%	5,251,614	14.0%
Total fixed maturities - AFS	$29,014,918	77.4%	$29,104,486	77.8%
Equity securities	1,039,793	2.8%	878,919	2.4%
Investments in affiliates	1,968,801	5.3%	1,708,899	4.6%
Other investments	1,297,704	3.5%	1,433,057	3.7%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$37,424,417	100.0%	$37,385,354	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.
We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. As of June 30, 2016 and December 31, 2015, the average credit quality of our total fixed income portfolio was "AA". Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,954	44.3%	$14,242	45.1%
AA	7,209	22.8%	7,005	22.3%
A	7,371	23.4%	7,316	23.2%
BBB	2,271	7.2%	2,343	7.4%
BB and below	590	1.9%	577	1.8%
Not rated	118	0.4%	65	0.2%
Total	$31,513	100.0%	$31,548	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $220.8 million as of June 30, 2016 in our AFS portfolio (excluding Life Funds Withheld Assets) that can be attributed to the following significant drivers:

•	gross unrealized losses of $81.8 million related to Government and Government Related holdings. Securities in a gross unrealized loss position had a fair value of $1.5 billion as of June 30, 2016.

•	gross unrealized losses of $82.0 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $1.2 billion as of June 30, 2016.

•
gross unrealized losses of $18.1 million related to Non-Agency RMBS securities (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $203.3 million as of June 30, 2016.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position as of June 30, 2016:

(U.S. dollars in thousands)	June 30, 2016
Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(62,558)	$1,870,202
At least 6 months but less than 12 months	(35,452)	628,588
At least 12 months but less than 2 years	(56,981)	762,357
2 years and over	(45,404)	531,973
Total	$(200,395)	$3,793,120
Equities
Less than 6 months	$(2,702)	$44,617
At least 6 months but less than 12 months	(17,721)	248,720
Total	$(20,423)	293,337
The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position as of June 30, 2016:

	June 30, 2016
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(36,495)	$542,741
At least 1 year but less than 5 years remaining	(85,593)	1,380,365
At least 5 years but less than 10 years remaining	(32,893)	579,763
At least 10 years but less than 20 years remaining	(4,776)	55,324
At least 20 years or more remaining	(3,962)	117,122
RMBS - Agency	(2,400)	460,462
RMBS - Non-Agency	(18,066)	203,303
CMBS	(3,110)	57,169
CDOs	(3,640)	17,793
Other asset-backed securities	(9,460)	379,078
Total	$(200,395)	$3,793,120
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
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations that currently have a fair value of $62.3 million as of June 30, 2016. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, as of June 30, 2016, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $175 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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
Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 4, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the change in fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. As of June 30, 2016, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position as of June 30, 2016.

As of June 30, 2016, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets by class and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at June 30, 2016	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$4,134,088	$44,256	1.1%
Corporate - Financials	3,725,971	43,637	1.2%
Corporate - Non-Financials	6,828,357	1,929	—%
RMBS – Agency	4,455,630	15	—%
RMBS – Non-Agency	288,815	—	—%
CMBS	278,314	—	—%
CDOs	17,800	17,794	100.0%
Other asset-backed securities	1,043,478	6,855	0.7%
U.S. States and political subdivisions of the States	2,635,034	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,607,431	—	—%
Total Fixed maturities, at fair value	$29,014,918	$114,486	0.4%
Equity securities, at fair value	1,039,793		—%
Short-term investments, at fair value	444,301	—	—%
Total investments available for sale	$30,499,012	$114,486	0.4%
Cash equivalents (1)	1,602,577	—	—%
Other investments (2)	1,156,028	243,238	21.0%
Other assets (3)	79,135	19,600	24.8%
Total assets carried at fair value	$33,336,752	$377,324	1.1%
Liabilities
Financial instruments sold, but not yet purchased (4)	$—	$—	—%
Other liabilities (5)	49,320	29,436	59.7%
Total liabilities carried at fair value	$49,320	$29,436	59.7%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015) are carried at amortized cost, which totaled $141.7 million at June 30, 2016.

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
Gross unpaid losses and loss expenses totaled $26.0 billion and $25.4 billion as of June 30, 2016 and December 31, 2015, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the six months ended June 30, 2016:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2015	$25,439,744	$(5,248,905)	$20,190,839
Losses and loss expenses incurred	3,873,322	(858,451)	3,014,871
Losses and loss expenses (paid) / recovered	(3,163,200)	748,141	(2,415,059)
Loss reserves acquired	137,729	(37,291)	100,438
Foreign exchange and other	(267,031)	(18,580)	(285,611)
Balance at June 30, 2016	$26,020,564	$(5,415,086)	$20,605,478
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	June 30, 2016	December 31, 2015
Reinsurance balances receivable	$585,201	$439,934
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	11,686	13,801
Reinsurance recoverable on unpaid losses and loss expenses	5,475,053	5,309,782
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(81,494)	(82,145)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,990,446	$5,681,372

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle claims, including large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Bermuda (the successor to XL-Ireland as parent company as a result of the Redomestication) may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary that would otherwise support holding company operations and dividend payments, which may be difficult given that XL-Bermuda, like XL-Ireland, is a holding company and has limited liquidity.
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain "in use" portions of these facilities. Specifically, a downgrade below "A-" by A.M. Best would constitute an event of default under our two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Holding Company Liquidity
As holding companies, XL-Bermuda, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Bermuda's (and previously, XL-Ireland's) principal uses of liquidity are share-related transactions, including dividend payments to holders of its common shares as well as share buybacks, acquisition activity, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to its parent company and certain corporate operating expenses.
XL-Bermuda's and XL-Ireland's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included in our Annual Report on Form 10-K for the year ended December 31, 2015. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Bermuda, XL-Ireland and XL-Cayman.

Under Irish law, XL-Ireland is required to pay cash dividends as well as redeem and buy back shares from distributable reserves. As of June 30, 2016, XL-Ireland had $2.8 billion in distributable reserves.
As of June 30, 2016, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $13.4 million and $0.7 billion, respectively, compared to $11.6 million and $0.9 billion, respectively, as of December 31, 2015.
All of our outstanding debt as of June 30, 2016 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Bermuda, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, "Statutory Financial Data," included in our Annual Report on Form 10-K for the year ended December 31, 2015. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
We believe that we have adequate capital resources in the aggregate, and that our subsidiaries have the ability to produce sufficient cash flows, to meet expected claims payments and operational expenses and to provide dividend payments to XL-Cayman, XL-Ireland and XL-Bermuda. In turn, we anticipate that we will have adequate capital resources, or the access to capital resources, to meet our obligations, including but not limited to dividend payments to our shareholders, interest payments on our senior and subordinated notes and other liabilities as they come due.
Sources of Liquidity
As of June 30, 2016, on a consolidated basis we had cash and cash equivalents of approximately $3.3 billion as compared to approximately $3.3 billion as of December 31, 2015. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	June 30, 2016	June 30, 2015
Operating activities	$167,254	$20,504
Investing activities	$798,206	$(349,375)
Financing activities	$(883,997)	$685,803
Effects of exchange rate changes on foreign currency cash	$(20,950)	$(37,905)
Operating Cash Flows
Historically, cash receipts from operations that are typically derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities have generally provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL-Bermuda, XL-Ireland and XL-Cayman. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for the casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.
During the six months ended June 30, 2016, net cash flows provided by operating activities was $167.3 million compared to net cash flows provided by operating activities of $20.5 million for the same period in 2015. Operating cash is generally in line with our operating income, as expected, however in 2015, operating cash was significantly lower due to the timing of underwriting-related collections and payments and non-recurring cash expenses incurred as a result of the Catlin Acquisition.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries.
Net cash provided by investing activities was $798.2 million in the six months ended June 30, 2016 compared to net cash used of $349.4 million for the same period in 2015. The increase in cash flow is mainly attributable to favorable proceeds from the sale and redemptions of fixed maturities and short-term investments compared to purchases, combined with the effect of the Catlin Acquisition in 2015. The increase was partially offset by the purchase of Allied, net of acquired cash, as noted in Item 1, Note 3(a), "Acquisitions and Disposals - Allied Acquisition" to the Unaudited Consolidated Financial Statements included herein as well as the effect of the sale of our operating affiliate, ARX, in 2015 as noted in Item 1, Note 3(d), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate to the Unaudited Consolidated Financial Statements included herein.
As further outlined in Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities and for other purposes. As of June 30, 2016 and December 31, 2015, the Company had $19.0 billion and $18.3 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 2(i), "Significant Accounting Policies - Cash Equivalents," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, cash in the amount of $181.9 million as of June 30, 2016 is restricted and has been disclosed as such in our consolidated balance sheet.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the six months ended June 30, 2016, net cash flows used in financing activities was $884.0 million, mainly due to the buyback of ordinary shares, as well as dividends paid to ordinary shareholders and distributions to non-controlling interests. See "Other Key Focuses of Management - Capital Management" for information regarding share buyback activity.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
As of June 30, 2016 and December 31, 2015, we had total shareholders' equity of $13.7 billion. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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

Consolidation within the banking industry may result in the reduction of the aggregate amount of credit provided to us. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, "Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all," included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	June 30, 2016	December 31, 2015
Non-controlling interests - Series D preference ordinary shares of XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares of XL-Cayman	999,500	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	562,285	562,285
Non-controlling interests - Other	71,959	70,599
Ordinary share capital	11,685,188	11,677,079
Total ordinary shares and non-controlling interests	$13,663,932	$13,654,463
Notes payable and debt	2,646,324	2,644,970
Total	$16,310,256	$16,299,433
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	June 30, 2016	December 31, 2015
Ordinary shareholders’ equity – beginning of period	$11,677,079	$10,033,751
Net income (loss) attributable to ordinary shareholders	65,667	1,207,152
Share buybacks	(684,386)	(468,971)
Share issuances	1,757	1,861,538
Ordinary share dividends	(115,060)	(211,814)
Change in accumulated other comprehensive income	721,971	(797,842)
Share-based compensation and other	18,160	53,265
Ordinary shareholders’ equity – end of period	$11,685,188	$11,677,079
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. As a result of the Catlin Acquisition, we also acquired the preference shares issued by Catlin-Bermuda. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. As of both June 30, 2016 and December 31, 2015, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the preference shares issued by Catlin-Bermuda as of June 30, 2016 was $562.3 million.
Debt
The following tables present our debt under outstanding securities and lenders' commitments as of June 30, 2016:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	300,000	298,350	2018	—	300,000	—	—
5.75% Senior Notes	400,000	397,738	2021	—	—	—	400,000
6.375% Senior Notes	350,000	349,084	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	492,925	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,297	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,361	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,569	2045	—	—	—	500,000
Total	$2,675,000	$2,646,324		$—	$300,000	$—	$2,375,000
_______________
(1)    Excluded from this table are credit facilities under which we are permitted to utilize up to $1.4 billion and $1.4 billion as of June 30, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financial needs. As of June 30, 2016 and December 31, 2015, $501.2 million and $527.1 million, respectively, were utilized under these facilities as letters of credit, leaving $848.8 million and $822.9 million, respectively, available to support other operating and financing needs.
(2)    "In Use/Outstanding" data represent June 30, 2016 accreted values. "Payments Due by Period" data represents ultimate redemption values.

In addition, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.
As of June 30, 2016, outstanding debt held by investors as follows consisted of senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman and guaranteed by XL-Ireland. Subsequent to the Redomestication, the notes are also guaranteed fully and unconditionally by XL-Bermuda. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XL-Cayman to XL-Bermuda, on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures pursuant to which the notes were issued, including as guarantor of the obligations of XL-Cayman under the outstanding notes issued pursuant to such indentures.These notes require XL-Cayman to pay a fixed rate of interest during their terms. As of June 30, 2016, the outstanding issues of unsecured notes are as follows:

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

As a result of the Allied Acquisition described in Item 1, Note 3(a), "Acquisitions and Disposals - Allied Acquisition," to the Unaudited Consolidated Financial Statements included herein, the Company assumed and redeemed on June 15, 2016 $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.

Letter of Credit Facilities and other sources of collateral
As of June 30, 2016, we had fifteen letter of credit ("LOC") facilities in place with total availability of $4.5 billion, of which $2.5 billion was utilized.

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period
Facility Name (1)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Syndicated Unsecured Facility	$1,000,000	$156,219	2018	$—	$1,000,000	$—	$—
Syndicated Secured Facility	1,000,000	669,194	2018	—	1,000,000	—	—
Citi E.U. Facility	600,000	95,528	Continuous	—	—	—	600,000
London Market Facility	250,000	119,153	Continuous	—	—	—	250,000
2015 Citi Facility	250,000	245,000	2017	—	250,000	—	—
Goldman Facility	200,000	200,000	2017	—	200,000	—	—
2013 Citi Facility	100,000	100,000	2016	100,000	—	—	—
ING Facility	150,000	47,000	Continuous	—	—	—	150,000
FAL Facility I	125,000	125,000	2019	—	—	125,000	—
FAL Facility II	125,000	125,000	2019	—	—	125,000	—
FAL Facility III	125,000	125,000	2019	—	—	125,000	—
FAL Facility IV	125,000	125,000	2019	—	—	125,000	—
CICL Facility	230,000	156,399	Continuous	—	—	—	230,000
CRCH Facility	200,000	190,037	Continuous	—	—	—	200,000
Syndicate 2003 Facility	8,072	8,072	2016	—	—	—	8,617
Total LOC facilities (2)	$4,488,072	$2,486,602		$100,000	$2,450,000	$500,000	$1,438,617
____________

(1)	Terms used in this table are defined in the discussion below.

(2)
As of June 30, 2016, the portion of the total credit facilities permitted to be utilized for revolving loans was $1.4 billion. However, $501.2 million of this allowable portion was utilized to issue letters of credit, leaving $848.8 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

In November 2015, we entered into four bilateral unsecured credit agreements, each providing for $125 million of letters of credit for Funds at Lloyd’s purposes ("FAL Facility I," "FAL Facility II," "FAL Facility III," and "FAL Facility IV" in the table above, and collectively the "FAL Facilities") for an aggregate amount of $500 million. Each of the FAL Facilities expires in 2019. The FAL Facilities replaced four unsecured bilateral facilities available for utilization by Catlin-Bermuda for Funds at Lloyd's purposes that we terminated in November 2015. XL-Ireland guaranteed the Company's obligations under the FAL Facilities. In connection with the Redomestication, XL-Bermuda will replace XL-Ireland as the guarantor under the FAL Facilities.
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
The Goldman Facility and the continuing agreement for standby letters of credit provide for the issuance of letters of credit in an aggregate amount of up to $200 million. XL-Cayman has the option to increase the maximum amount of letters of credit available under the Goldman Facility with the lender's and issuing lender's consent.
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
In November 2013, we (i) entered into two credit agreements (together, as amended from time to time, the "Syndicated Credit Agreements"), which provide for an aggregate amount of outstanding letters of credit and revolving loans of up to $2 billion, subject to certain options to increase the sizes of the facilities.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for the issuance of up to $1 billion of letters of credit and is collateralized by pledged financial assets (the "Syndicated Secured Facility"), and (ii) an unsecured credit agreement, which provides for the issuance of up to $1 billion of letters of credit and revolving loans (the "Syndicated Unsecured Facility"). XL-Ireland and certain of its subsidiaries guaranteed the Company's obligations under the Syndicated Credit Agreements. In connection with the Redomestication, XL-Bermuda replaced XL-Ireland as the guarantor.
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
The commitments under the Syndicated Credit Agreements expire on, and such credit facilities are available until, the earlier of (i) November 22, 2018 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default. On August 5, 2016, the Company entered into (a) a new secured credit agreement that provides for issuance of letters of credit up to $750 million (the "New Secured Credit Agreement") and (b) a new unsecured credit agreement that provides for the issuance of letters of credit and revolving credit loans up to $750 million (the "New Unsecured Credit Agreement" and together with the New Secured Credit Agreement, the "New Credit Agreements"). The Company has the option to increase the maximum amount of letters of credit available under each of the facilities by an additional $250 million ($500 million in aggregate across the facilities) under the New Credit Agreements. In connection with the New Credit Agreements, the Company's existing Syndicated Credit Agreements, as well as certain related security arrangements were terminated.
We have $250 million of available capacity pursuant to a continuous credit agreement between XL Re Ltd and Citibank N.A. that is collateralized by pledged financial assets (the "London Market Facility").
As a result of the Catlin Acquisition, we assumed, and may continue to access, the following letter of credit facilities:

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin-Bermuda, collateralized by pledged financial assets (the "CICL Facility"). As of June 30, 2016, $230 million of capacity was available under this facility.

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin Re Switzerland Ltd ("CRCH"), collateralized by pledged financial assets (the "CRCH Facility"). As of June 30, 2016, $200 million of capacity was available under this facility.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003 (the "Syndicate 2003 Facility"). As of June 30, 2016, $8 million of letters of credit were issued under this facility.
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
The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, hedge fund investments, public equities, private investments (including funds), derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. Our fixed income and equity securities are generally classified as available for sale, and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads and defaults, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired as well as through ongoing reinvestment of cash.
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our investment policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, total return swaps, credit default swaps and swaptions, and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our Authorities Framework. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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
Foreign currency exchange rate gains and losses in our consolidated Statements of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders' equity, to the extent that the asset currency does not match that entity's functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. We have formed several branches with Euro and British Pound Sterling functional currencies and continue to focus on attempting to limit exposure to foreign currency exchange rate risk.
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
The principal currencies creating our foreign exchange risk are the British Pound Sterling, the Euro, the Swiss Franc and the Canadian Dollar. The following table provides more information on our net exposures to these principal foreign currencies as of June 30, 2016 and December 31, 2015:

(Foreign currency in millions)	June 30, 2016	December 31, 2015
Euro	(6.2)	25.6
British Pound Sterling	(123.5)	(34.6)
Swiss Franc	4.1	(11.5)
Canadian Dollar	155.1	293.9
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.1 years as of June 30, 2016.
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
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets)" included herein for our aggregate fixed income portfolio credit rating in percentage terms of our aggregate fixed income portfolio as of June 30, 2016.
As of June 30, 2016 and December 31, 2015, the average credit quality of our aggregate fixed income investment portfolio was "AA." Our $14.5 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+," our $10.7 billion portfolio of corporates was rated "A," and our $6.3 billion structured securities portfolio was rated "AA+."
As of June 30, 2016, the top 5 corporate sector exposures listed below represented 26.4% of the aggregate fixed income investment portfolio and 77.6% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials	$3,741.4	11.9%
Consumer, non-Cyclical	1,887.4	6.0%
Industrial	915.2	2.9%
Consumer, Cyclical	905.4	2.9%
Utilities	852.1	2.7%
Total	$8,301.5	26.4%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.3 billion structured securities portfolio, of which 93.1% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
RMBS - Agency	$4,468.7	70.4%
RMBS - Non-Agency	289.2	4.6%
CMBS	279.3	4.4%
Core CDOs (non-ABS CDOs and CLOs)	18.0	0.3%
Other ABS (1)	1,292.6	20.3%
Total	$6,347.8	100.0%
____________

(1)	Includes Covered Bonds.
Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives may be used to reduce investment risk (protect against credit spread widening) and/or for efficient portfolio management (to change credit exposure in a quick and efficient manner). The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. As of June 30, 2016, our equity portfolio was approximately $1.0 billion as compared to $878.9 million at December 31, 2015. As of June 30, 2016 and December 31, 2015, our direct allocation to equity securities was 2.9% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.

Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. As of June 30, 2016, our exposure to private investments (including funds), excluding unfunded commitments, was $501.4 million, representing 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $547.2 million, representing 1.5% of the investment portfolio as of December 31, 2015.
Our hedge fund investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.6 billion representing approximately 4.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of June 30, 2016, as compared to December 31, 2015 when we had a total exposure of $1.6 billion representing approximately 4.4% of the total investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, the positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies, which had a total exposure of $520.4 million representing approximately 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of June 30, 2016, as compared to December 31, 2015, when we had a total exposure of $322.0 million representing approximately 0.9% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio as of June 30, 2016 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year value-at-risks ("VaRs") for our investment portfolios as of June 30, 2016, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,152.6)	$(240.6)	$(998.4)	$(80.1)	$853.8
(I) Fixed Income Portfolio	(1,148.8)	—	(994.5)	(79.5)	966.4
(a) Cash & Short Term Investments	(13.0)	—	(7.5)	(0.4)	6.4
(b) Total Government Related	(552.5)	—	(296.8)	(14.5)	527.0
(c) Total Corporate Credit	(399.7)	—	(447.6)	(49.2)	327.5
(d) Total Structured Credit	(183.6)	—	(242.7)	(15.3)	133.7
(II) Non-Fixed Income Portfolio	—	(240.6)	—	—	519.8
(e) Equity Portfolio	—	(89.6)	—	—	303.9
(f) Hedge Fund Portfolio	—	(63.8)	—	—	194.3
(g) Private Investments	—	(87.2)	—	—	78.8
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR as of June 30, 2016 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material developments to such proceedings during the six months ended June 30, 2016.
See Part I, Item 1, Note 14(b), "Litigation " to the Unaudited Consolidated Financial Statements included herein.

ITEM 1A.	RISK FACTORS
On July 25, 2016, we completed our Redomestication whereby XL-Bermuda replaced XL-Ireland as the ultimate holding company of the XL group of companies, and XL-Ireland's ordinary shareholders received one common share of XL-Bermuda in exchange for each ordinary share of XL-Ireland held by them immediately prior to the Redomestication. The following risk factors relate solely to the Redomestication and to the recent vote by the U.K. electorate to withdraw from the E.U. Refer to Part I, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional risk factors.
Upon the Redomestication, the rights of shareholders changed due to differences between Bermuda law and Irish law.
Because of differences between Bermuda law and Irish law, certain rights of shareholders changed as a result of the Redomestication. A discussion of material differences in shareholder rights between XL-Ireland and XL-Bermuda was included in the definitive proxy statement filed with the SEC by XL-Ireland on May 11, 2016 relating to the Redomestication. Further, because XL-Bermuda is not incorporated in Ireland, attempted takeovers of XL-Bermuda are not, as a matter of law, subject to the Irish Takeover Rules nor review by the Irish Takeover Panel.
The anticipated benefits of the Redomestication may not be realized.
We may not realize the benefits we anticipate from the Redomestication. Our failure to realize those benefits could have a material and adverse effect on our business, results of operations or financial condition.
The market for the XL-Bermuda shares may differ from the market for the XL-Ireland ordinary shares.
Following the Redomestication, we continue to list XL-Bermuda shares on the NYSE under the symbol "XL", the same trading symbol as the XL-Ireland shares traded under prior to the Redomestication. The market price, trading volume or volatility of the XL-Bermuda shares may be different from those of the XL-Ireland shares prior to the Redomestication.
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
Although the Solvency II equivalence determination for Bermuda (and other third countries) has been granted for an "indefinite period", Solvency II provides that equivalence for third countries should be regularly reviewed to take into account any changes to the prudential or solvency regime. It is therefore possible that in the future a determination could be made that

Bermuda’s insurance supervisory regime is no longer equivalent to Solvency II. In such event, E.U. supervisors may conduct group supervision in respect of the Company or utilize (currently unspecified) “other methods” to achieve the aims of group supervision. These methods may include requiring the Company to form a E.U. subgroup under a new E.U. domiciled holding company over which supervision would be exercised by a European supervisor, possibly accompanied by additional supervisory measures. This supervision or any group supervision conducted, or alternative measures utilized by E.U. supervisors may apply in addition to Bermuda’s group supervision regime and could impose restrictions and requirements on the Company that could be material and adverse to the Company’s business and operations.
The enforcement of judgments in shareholder suits against XL-Bermuda may be more difficult.
XL-Bermuda is a Bermuda exempted company. XL-Bermuda has been advised by its Bermuda counsel, ASW Law Limited, that a judgment for the payment of money rendered by a court in the U.S. based on civil liability would not be automatically enforceable in Bermuda. XL-Bermuda has also been advised by ASW Law Limited that with respect to a final and conclusive judgment obtained in a court of competent jurisdiction in the U.S. under which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty), a Bermuda court would be expected to enforce a judgment based thereon, provided that (a) such courts had proper jurisdiction over the parties subject to such judgment, (b) such courts did not contravene the rules of natural justice of Bermuda, (c) such judgment was not obtained by fraud, (d) the enforcement of the judgment would not be contrary to the public policy of Bermuda, (e) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda and (f) there is due compliance with the correct procedures under the laws of Bermuda. As a result, it may be difficult for a shareholder to effect service of process within the U.S. or to enforce judgments obtained against XL-Bermuda in U.S. courts. A Bermuda court may impose civil liability on XL-Bermuda or its directors or officers in a suit brought in the Supreme Court of Bermuda against XL-Bermuda or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.
Recent developments relating to the U.K.’s referendum vote in favor of withdrawing from the E.U. ("Brexit") could adversely affect us.
As a result of the June 23, 2016 Brexit vote, negotiations are expected to commence to determine the terms of the U.K.’s withdrawal from the E.U. as well as its relationship with the E.U. going forward, including the terms of commercial activities between the U.K. and the E.U. Brexit caused significant market volatility and currency exchange rate fluctuations, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar and other currencies, during the current period and its future effects are expected to be far-reaching. Brexit, or the perceived impact thereof, may adversely affect business activity and global economic, political regulatory or market conditions, initially due to the uncertainty as to the timing of U.K.-E.U. negotiations and the terms of any agreements ultimately reached, and could continue to contribute to instability in global financial and foreign exchange markets, political institutions and regulatory agencies as events unfold. In particular, individual countries may not be incentivized to negotiate terms that are as favorable to the U.K. as today’s arrangement, thereby adding to the uncertainty. Due to the potential for less cross-country cooperation across the E.U., our industry may face a less liberal trading regime in the future, which could take the form of tariffs or other protectionist measures.

We anticipate that Brexit will disrupt our U.K. domiciled entities’, including our Lloyd's syndicate's, ability to “passport” within the E.U., which is the system by which our (re)insurance entities currently principally provide (re)insurance across E.U. member states while only being subject to regulation by their “home state” regulators. It is also likely to inhibit the free movement of goods and people between the U.K. and the E.U. Brexit could also lead to legal uncertainty under our longer-term contractual arrangements and potentially a large number of new and divergent national laws and regulations including tax rules as the U.K. determines which E.U. laws to replace or replicate, which could lead to a more complex and expensive business model, creating the potential for additional uncertainty. However, at this early stage, the ultimate effects of Brexit are unknown and will depend on agreements the U.K. may reach to retain access to E.U. markets.

Beyond concerns relating to the cross-border transfer of goods, service and people, Brexit could have significant economic, legal, regulatory, structural, monetary and geopolitical impacts, including among other things:

•	Slow growth in the U.K., the E.U., or globally for the foreseeable future. Such slowing could exacerbate the pressure on pricing of our products, among other impacts.

•	Creation of a prolonged low interest rate environment, which may affect our profitability, cost structure, overall return on equity and solvency position.

•
Heightened and extended market volatility and currency exchange fluctuations, which could impact our mark to market exposure on net asset values or weaken returns in our investment portfolio due to spread widening, weakness in equity markets, higher default rates and market illiquidity. Due to the interconnectedness of the E.U. and the global financial system in general, shocks from Brexit could spawn financial contagion across global markets.

•
Individual countries may not be incentivized to negotiate a solution for certain issues that will be as favorable to the U.K. as today’s arrangements, thereby adding to the uncertainty and reducing the profitability of our U.K. and European operations. Due to the potential for less cross country cooperation, our industry may be facing a less liberal trading regime in the future which could take the form of tariffs or other protectionist measures.

•
Potential longer term inflationary pressures in the U.K. arising from the devaluation of the British Pound Sterling after the vote, which could adversely affect the carrying value of certain of our liabilities.

•	Brexit exacerbates the potential for additional referendums within the U.K., such as Scotland, which could lead to a breakup of the U.K.

•
Increased costs of doing business in the U.K., which may include additional capital requirements, including as a result of new and/or additional laws and regulations across a wide variety of areas potentially including, but not limited to, labor laws, data privacy laws, taxation laws and, more generally, the terms of commercial activities between the U.K. and the E.U. Increased costs and capital requirements may also result from the U.K. no longer being part of the Solvency II regime.

•
The potential for further unwinding of the E.U., as other European countries may seek to conduct referenda with respect to their continuing membership with the E.U.. A breakup of the E.U. would further reduce passporting benefits, potentially causing us to establish legal entities and/or branches in more countries in order to write business in those countries. This in turn may create the potential for more strained capital and reductions in capital surpluses and additional expense overhead, talent shortages, greater operational complexity and more onerous and duplicative requirements from individual country regulators. In connection with such an unwinding, exiting countries also may seek to redenominate their currencies, which could have a significant impact on our foreign exchange hedging activity and our results of operations and financial condition.

Each of these effects alone, and at a more heightened risk in combination, has the potential to create a more complex and more expensive business model, in addition to a recessionary environment, which could adversely affect our results of operations and financial condition.

Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended June 30, 2016 of its ordinary shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1, 2016 to April 30, 2016	1,608,174	$36.25	1,608,174	$289.9	million
May 1, 2016 to May 31, 2016	5,060,872	$33.59	5,060,872	$915.8	million
June 1, 2016 to June 30, 2016	2,989,619	$33.48	2,986,908	$815.8	million
	9,658,665	$34.00	9,655,954	$815.8	million
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
A non-U.S. subsidiary provides property insurance for building and contents and business interruption for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department’s Office of Foreign Assets Control under Executive Order 13224. Coverage began on July 16, 2014. The insurance contract was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for this insurance contract from inception through June 30, 2016 are £72,960. There are no net profits attributable to this contract. As these activities are permitted pursuant to the license issued by Her Majesty’s Treasury, the subsidiary intends to continue providing property insurance in the United Kingdom to Bank Saderat in accordance with applicable law.
A non-U.S. subsidiary provides property insurance for building and contents for one property in the United Kingdom, owned by Melli Bank plc, a wholly owned subsidiary of Bank Melli Iran, which is an entity that has been identified as owned or controlled by the Government of Iran and appears on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599. Coverage began on July 1, 2014. The insurance contract was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for the insurance contract from inception through June 30, 2016 are £37,650. There are no net profits attributable to this contract. As these activities are permitted pursuant to the license issued by Her Majesty’s Treasury, the subsidiary intends to continue providing property insurance in the United Kingdom to Melli Bank plc in accordance with applicable law.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

10.1*
Third Amendment, dated May 4, 2016, to the Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015

10.2*
Third Amendment, dated May 4, 2016, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015

10.3*	Aircraft Time Sharing Agreement, dated April 8, 2016, between Stephen Catlin and X.L. America, Inc

10.4
Amended and Restated 1991 Performance Incentive Program, effective May 13, 2016, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 16, 2016

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

Date:	August 8, 2016
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	August 8, 2016
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd