Form 10-Q
period 2016-09-30
XL GROUP LTD
filed 2016-11-04
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number 1-10804

XL GROUP LTD
(Exact name of registrant as specified in its charter)

Bermuda	98-1304974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 1, 2016, there were 269,059,862 outstanding Common Shares, $0.01 par value per share, of the registrant.

XL GROUP LTD

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP LTD
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2016 - $30,402,019; 2015 - $31,517,654)	$31,934,135	$32,257,589
Equity securities, at fair value (cost: 2016 - $968,040; 2015 - $834,079)	1,038,165	878,919
Short-term investments, at fair value (amortized cost: 2016 - $655,792; 2015 - $618,851)	652,772	617,390
Total investments available for sale	$33,625,072	$33,753,898
Fixed maturities, at fair value (amortized cost: 2016 - $1,480,434; 2015 - $1,263,609)	1,608,882	1,235,699
Short-term investments, at fair value (amortized cost: 2016 - $24,179; 2015 - $60,176)	24,169	60,330
Total investments, trading	$1,633,051	$1,296,029
Investments in affiliates	2,118,489	1,708,899
Other investments	1,260,938	1,433,057
Total investments	$38,637,550	$38,191,883
Cash and cash equivalents	3,393,277	3,256,236
Restricted cash	150,118	154,992
Accrued investment income	285,504	312,667
Deferred acquisition costs and value of business acquired	989,733	890,568
Ceded unearned premiums	1,917,127	1,821,793
Premiums receivable	5,925,969	4,712,493
Reinsurance balances receivable	524,343	418,666
Unpaid losses and loss expenses recoverable	5,481,882	5,262,706
Receivable from investments sold	105,781	231,158
Goodwill and other intangible assets	2,234,071	2,210,266
Deferred tax asset	219,905	282,311
Other assets	906,790	937,199
Total assets	$60,772,050	$58,682,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$26,170,383	$25,439,744
Deposit liabilities	1,138,789	1,168,376
Future policy benefit reserves	3,721,451	4,163,500
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2016 - $3,288,908; 2015 - $3,719,131)	1,283,055	914,629
Unearned premiums	7,724,957	7,043,358
Notes payable and debt	2,647,000	2,644,970
Reinsurance balances payable	2,698,185	2,117,727
Payable for investments purchased	370,456	130,060
Deferred tax liability	108,996	120,651
Other liabilities	1,315,898	1,285,460
Total liabilities	$47,179,170	$45,028,475
Commitments and Contingencies
Shareholders’ Equity:
Common shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2016 - 270,371,192; 2015 - 294,745,045)	$2,704	$2,947
Additional paid in capital	8,165,141	8,910,167
Accumulated other comprehensive income	1,519,805	686,616
Retained earnings	1,924,516	2,077,349
Shareholders’ equity attributable to XL Group Ltd	$11,612,166	$11,677,079
Non-controlling interest in equity of consolidated subsidiaries	1,980,714	1,977,384
Total shareholders’ equity	$13,592,880	$13,654,463
Total liabilities and shareholders’ equity	$60,772,050	$58,682,938
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Net premiums earned	$2,434,037	$2,423,552	$7,320,859	$5,839,605
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	170,834	178,560	511,402	512,994
Net investment income - Life Funds Withheld Assets	38,937	46,586	119,643	143,869
Total net investment income	$209,771	$225,146	$631,045	$656,863
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading ("Trading") - Life Funds Withheld Assets:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	68,414	42,513	131,568	78,630
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(10,019)	(42,013)	(62,379)	(69,048)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	—	(701)	258	(830)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	44,011	53,780	108,541	174,555
OTTI on investments - Life Funds Withheld Assets	—	(2,023)	(2,598)	(10,110)
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	41,270	(149)	165,653	(18,932)
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	$143,676	$51,407	$341,043	$154,265
Net realized and unrealized gains (losses) on derivative instruments	5,490	(7,903)	2,774	57,127
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(225,610)	(126,140)	(691,432)	(116,333)
Income (loss) from investment fund affiliates	12,156	(3,715)	20,756	62,991
Fee income and other	8,600	7,355	27,724	23,095
Total revenues	$2,588,120	$2,569,702	$7,652,769	$6,677,613
Expenses:
Net losses and loss expenses incurred	$1,491,803	$1,464,285	$4,506,674	$3,385,307
Claims and policy benefits	5,875	22,579	16,294	64,047
Acquisition costs	403,888	409,173	1,227,675	904,486
Operating expenses	508,458	570,142	1,546,360	1,403,152
Foreign exchange (gains) losses	(1,695)	11,661	(54,614)	49,425
Loss (gain) on sale of subsidiary	(3,670)	—	(3,670)	—
Interest expense	49,445	51,929	157,486	153,034
Total expenses	$2,454,104	$2,529,769	$7,396,205	$5,959,451
Income (loss) before income tax and income (loss) from operating affiliates	$134,016	$39,933	$256,564	$718,162
Income (loss) from operating affiliates	12,410	8,196	46,478	40,326
Gain on sale of operating affiliate	—	—	—	340,407
Provision (benefit) for income tax	17,749	(37,042)	42,511	20,135
Net income (loss)	$128,677	$85,171	$260,531	$1,078,760
Non-controlling interests	58,076	57,889	124,263	100,158
Net income (loss) attributable to common shareholders	$70,601	$27,282	$136,268	$978,602
Weighted average common shares and common share equivalents outstanding, in thousands – basic	273,660	301,867	282,442	282,506
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	277,094	306,954	286,125	287,473
Earnings (loss) per common share and common share equivalent – basic	$0.26	$0.09	$0.48	$3.46
Earnings (loss) per common share and common share equivalent – diluted	$0.25	$0.09	$0.48	$3.40
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$70,601	$27,282	$136,268	$978,602
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(25,188)	(97,658)	530,344	(356,248)
Change in adjustments related to future policy benefit reserves, net of tax	2,058	40,681	27,820	127,365
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	77,242	(33,569)	206,480	(317,500)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	7,457	(10,394)	(31,091)	24,293
Change in OTTI losses recognized in other comprehensive income, net of tax	1,461	2,137	5,580	13,570
Change in underfunded pension liability, net of tax	4,037	93	3,088	(261)
Change in value of cash flow hedge	(47)	12	(134)	119
Foreign currency translation adjustments, net of tax	44,198	(22,394)	91,102	(20,714)
Comprehensive income (loss)	$181,819	$(93,810)	$969,457	$449,226
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2016	2015
Common Shares:
Balance - beginning of year	$2,947	$2,552
Issuance of common shares	16	515
Buybacks of common shares	(262)	(78)
Exercise of stock options	3	4
Balance - end of period	$2,704	$2,993
Additional Paid in Capital:
Balance - beginning of year	$8,910,167	$7,359,102
Issuance of common shares	23	1,856,253
Buybacks of common shares	(790,541)	(228,857)
Exercise of stock options	5,731	7,900
Share-based compensation	39,761	42,009
Balance - end of period	$8,165,141	$9,036,407
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$686,616	$1,484,458
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	530,344	(356,248)
Change in adjustments related to future policy benefit reserves, net of tax	27,820	127,365
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	206,480	(317,500)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(31,091)	24,293
Change in OTTI losses recognized in other comprehensive income, net of tax	5,580	13,570
Change in underfunded pension liability, net of tax	3,088	(261)
Change in value of cash flow hedge	(134)	119
Foreign currency translation adjustments, net of tax	91,102	(20,714)
Balance - end of period	$1,519,805	$955,082
Retained Earnings (Deficit):
Balance - beginning of year	$2,077,349	$1,187,639
Net income (loss) attributable to common shareholders	136,268	978,602
Dividends on common shares	(170,172)	(151,997)
Buybacks of common shares	(115,334)	(63,334)
Share-based compensation	(3,595)	(7,163)
Balance - end of period	$1,924,516	$1,943,747
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,977,384	$1,402,015
Non-controlling interests - contributions	6,393	10,292
Non-controlling interests - distributions	(7,958)	(17,519)
Non-controlling interests - acquired	—	562,285
Non-controlling interests	5,916	5,206
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(1,021)	—
Balance - end of period	$1,980,714	$1,962,279
Total Shareholders’ Equity	$13,592,880	$13,900,508
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$260,531	$1,078,760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(341,043)	(154,265)
Net realized and unrealized (gains) losses on derivative instruments	(2,774)	(57,127)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	691,432	116,333
Amortization of premiums (discounts) on fixed maturities	143,855	143,118
(Income) loss from investment and operating affiliates	(25,915)	(72,802)
Loss (gain) on sale of life subsidiary	(3,670)	—
Gain on sale of ARX Holding Corp.	—	(340,407)
Share-based compensation	60,514	57,695
Depreciation and amortization	86,014	50,662
Accretion of deposit liabilities	33,133	32,098
Changes in:
Unpaid losses and loss expenses	820,938	16,169
Future policy benefit reserves	(156,804)	(208,286)
Funds withheld on GreyCastle life retrocession arrangements, net	(203,983)	(213,749)
Unearned premiums	731,463	225,785
Premiums receivable	(1,294,936)	(334,537)
Unpaid losses and loss expenses recoverable	(255,627)	(346,847)
Ceded unearned premiums	(122,856)	(16,172)
Reinsurance balances receivable	(111,238)	(918)
Deferred acquisition costs and value of business acquired	(88,261)	(40,087)
Reinsurance balances payable	587,682	389,494
Deferred tax asset - net	(11,015)	(38,619)
Derivatives	45,469	163,663
Other assets	(96,971)	(30,670)
Other liabilities	(41,972)	39,841
Other	(54,355)	50,368
Total adjustments	$389,080	$(569,260)
Net cash provided by (used in) operating activities	$649,611	$509,500
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$9,581,243	$10,568,708
Proceeds from redemption of fixed maturities and short-term investments	3,010,158	2,787,870
Proceeds from sale of equity securities	411,330	443,941
Purchases of fixed maturities and short-term investments	(11,557,045)	(12,720,937)
Purchases of equity securities	(611,086)	(436,622)
Proceeds from sale of affiliates	325,050	724,382
Purchases of affiliates	(556,548)	(94,745)
Purchase of subsidiaries, net of cash acquired	(92,893)	(1,020,015)
Proceeds from sales of subsidiaries, net of cash sold	19,144	—
Change in restricted cash	4,874	(147,810)
Other	193,392	(138,168)
Net cash provided by (used in) investing activities	$727,619	$(33,396)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$5,735	$7,904
Buybacks of common shares	(906,137)	(292,269)
Dividends paid on common shares	(169,346)	(149,030)
Distributions to non-controlling interests	(93,470)	(80,641)
Contributions from non-controlling interests	6,394	10,292
Proceeds from the issuance of debt	—	980,600
Repayment of debt	(8,248)	—
Deposit liabilities	(63,488)	(79,944)
Net cash provided by (used in) financing activities	$(1,228,560)	$396,912
Effects of exchange rate changes on foreign currency cash	(11,629)	(54,760)
Increase (decrease) in cash and cash equivalents	$137,041	$818,256
Cash and cash equivalents - beginning of period	3,256,236	2,521,814
Cash and cash equivalents - end of period	$3,393,277	$3,340,070
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL-Bermuda"), completed a scheme of arrangement under Irish law (the "Scheme of Arrangement") that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL-Bermuda and XL-Ireland becoming a subsidiary of XL-Bermuda. In accordance with the terms of the Scheme of Arrangement, the following steps simultaneously occurred at the effective time of the Redomestication: (i) all of the existing XL-Ireland ordinary shares, par value $0.01 per share (the "XL-Ireland shares") (other than XL-Ireland shares held by XL-Bermuda) were canceled; (ii) the reserves created on cancellation of the XL-Ireland shares were used to issue XL-Ireland shares to XL-Bermuda; and (iii) in return for such issuance of XL-Ireland shares to XL-Bermuda, XL-Bermuda issued common shares, par value $0.01 per share (the "XL-Bermuda shares"). The XL-Bermuda shares issued in connection with the redomestication were issued in reliance upon an exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act") provided under Section 3(a)(10) of the Securities Act. Upon the Redomestication, XL-Bermuda became the successor issuer to XL-Ireland and succeeded XL-Ireland’s obligation to file reports, proxy statements and other information required of domestic registrants by the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the U.S. Securities and Exchange Commission (the “SEC”).  As the successor issuer, the XL-Bermuda shares were deemed to be registered under Section 12(b) of the Exchange Act. Further, XL-Bermuda is subject to the applicable listing standards of the New York Stock Exchange ("NYSE"), and reports its financial results in U.S. dollars and under U.S. generally accepted accounting principles, in addition to any reporting requirements under Bermuda law. XL-Bermuda's shares continue in place of the XL-Ireland shares to trade on the NYSE under the ticker symbol "XL". Additionally, upon completion of the Redomestication, XL-Bermuda fully and unconditionally guaranteed the majority of the outstanding debt issued by XLIT Ltd., an exempted company incorporated under the laws of the Cayman Islands ("XL-Cayman"). See Note 10, "Notes Payable and Debt and Financing Arrangements," for more information regarding our outstanding debt.
In connection with the Redomestication, on August 3, 2016, XL-Ireland distributed the ordinary shares of XL-Cayman, to XL-Bermuda (the “Distribution”), which was recorded on the share register of XL-Cayman on August 4, 2016. As a result of the Distribution, XL-Cayman is now a direct, wholly-owned subsidiary of XL-Bermuda. It is anticipated that XL-Ireland will be liquidated (via a solvent members voluntary liquidation which was initiated on August 2, 2016) at the end of 2016 or the beginning of 2017.
Prior to July 25, 2016, unless the context otherwise indicates, references herein to the "Company" are to, and these financial statements include the accounts of, XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references herein to the "Company" are to, and these financial statements include the accounts of, XL-Bermuda and its consolidated subsidiaries.
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

XL GROUP LTD
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
2. Significant Accounting Policies
(a) Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning the accounting for financial instruments. The guidance retains the basic existing framework for accounting for financial instruments under GAAP, while achieving limited convergence with IFRS in this area. The guidance: (1) requires equity investments (except consolidated entities and those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income, although equity instruments without a readily determinable fair value may be measured at cost less impairment with an adjustment for observable price changes; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for non-public business entities; (4) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial statements; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of asset in the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale ("AFS") securities in combination with the entity's other deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for the amendment relating to presentation of the change in the fair value of a liability resulting from a change in instrument-specific credit risk and should be applied as of the beginning of the fiscal year of adoption. All of the amendments from this update should be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except the amendments related to impairment of equity securities without readily determinable fair values. The Company is currently evaluating the impact of this guidance, but expects that it will have an effect on results of operations as mark to market movements will prospectively impact net income. The Company does not expect this new guidance to have a material impact on the Company's financial condition or cash flows.
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

XL GROUP LTD
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
In March 2016, the FASB issued an accounting standards update concerning the accounting for equity method investments. The amendments in this update require an investor to increase its current basis in an investment by the cost of the acquisition of an additional interest in the investee when the investment qualifies for use of the equity method as a result of such increase in the level of ownership interest or degree of influence and adopt the equity method of accounting as of that date. Additionally, if the investment was previously accounted for as an AFS security, an entity also should immediately recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (“AOCI”) as of that date. Thus, this new treatment is eliminating existing GAAP rules requiring retroactive adjustment of an entity’s investments, results of operations and retained earnings when an existing investment qualifies for the equity method of accounting. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied prospectively upon their effective date. Early adoption is permitted. The Company adopted this guidance during the third quarter of 2016 and recognized approximately $4.5 million in earnings as a result of the adoption.
In March 2016, as part of its simplification initiative, the FASB issued an accounting standards update concerning the accounting for several aspects of employee share-based payment awards including: income tax consequences, classification of awards as either equity or liabilities, classification of items in the statement of cash flows, and certain expedients that entities can now elect regarding estimates and assumptions in this area. Regarding the accounting for income taxes, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit (regardless of whether the benefit reduces taxes payable in the current period) in the income statement, as opposed to additional paid-in capital as current GAAP prescribes. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Regarding the classification of awards, the update changes the threshold to qualify for equity classification from the employer's minimum statutory withholding requirements to the maximum statutory tax rates in the applicable jurisdictions. Regarding the classification of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, while cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. As regards new expedients which can be elected related to estimates and assumptions in this area of accounting, the only one allowable for public business entities is that they may now make an entity-wide accounting policy election to either estimate the number of share-based payment awards that are expected to vest (which is current GAAP) or account for forfeitures as they occur. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted so long as all the amendments in the update are adopted in the same period. The amendments within the guidance related to the recognition of excess tax benefits and tax deficiencies in the income statement as opposed to in paid-in capital should be applied prospectively. The amendments related to the statement of cash flows presentation of excess tax benefits may be adopted either prospectively or retrospectively, while the amendments related to the presentation of employee taxes paid must be applied retrospectively. The remaining amendments - relating to the timing of when excess tax benefits are recognized, the change in the threshold for equity versus liability classification of certain awards, and the allowable policy election regarding forfeitures - should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is currently evaluating the impact of this guidance, but expects that it will have an impact on the Company's financial position, results of operations and cash flows upon adoption.
In June 2016, the FASB issued an accounting standards update concerning the measurement of credit losses on financial instruments. The amendments in this update affect the measurement of various financial assets, including loans, debt securities, trade receivables, reinsurance receivables and net investments in leases. For assets measured at amortized cost, the amendments in this update require presentation at the net amount expected to be collected. This results in an allowance for all expected credit losses over an asset’s entire life, with no threshold for recognition. This allowance should be maintained in a valuation account that is deducted from the amortized cost of the asset to result in the net amount for presentation purposes. Credit loss allowances for newly created financial assets and subsequent movements in these allowances will be recognized in the income statement, except for the initial credit losses on assets that are purchased in an already credit-impaired state, which will be added to the purchase price of such assets. For AFS debt securities, credit losses should also be recorded through an allowance. The allowance for credit losses is restricted to the difference between the fair value and amortized cost of the relevant asset. The guidance will be effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The updates should be adopted in a modified-retrospective approach, by means of a cumulative-effect adjustment to retained earnings at the beginning of the first reporting period in which the guidance is effective. For securities with an existing other-

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

than-temporary impairment or securities previously acquired with deteriorated quality the relevant provisions should be adopted prospectively. The Company is currently evaluating the impact of this guidance and expects that it will have an impact on the Company’s financial position and results of operations, but not the Company’s cash flows.
In August 2016, the FASB issued an accounting standards update concerning the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update are intended to address areas where GAAP is unclear and diversity in practice exists. The following areas are covered in this update: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments following a business combination; (4) proceeds from settlement of insurance claims; (5) proceeds from settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separation of cash flows. The guidance will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts this update during an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to the period presented, unless it is impractical to do so. The Company is currently evaluating the impact of this guidance on our statement of cash flows and does not expect any material impact on the Company's financial position, or results of operations.
In October 2016 the FASB issued an accounting standards update concerning the tax effects of intra-entity asset transfers within a group. The new guidance requires an entity to reflect the income tax consequences of an intra-entity transfer of an asset other than inventory when that transfer occurs. This is a departure from current GAAP, which prohibits recognition of tax on such transfers until the asset has been sold to an external party or otherwise realized. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which no financial statements (either interim or annual) have been issued or made available for issuance. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this guidance.
In October 2016 the FASB issued an accounting standards update concerning the evaluation of indirect interests held through related parties during the assessment of variable interest entities (“VIEs”). When identifying the primary beneficiary of a VIE, this update requires a reporting entity that acts as the single decision maker of that VIE to include, on a proportionate basis, those interests held through related parties under common control when assessing whether it holds a variable interest in that VIE. This is a change from previous GAAP, which required such indirect interests to be included in their entirety during this assessment. In the event that a reporting entity is not considered to be the primary beneficiary of the VIE following this assessment, the update does not change the requirement to assess whether the entity and its related parties under common control as a group possess the characteristics of a primary beneficiary. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. When adopted, the amendments in this update must be applied retrospectively to all periods since Accounting Standards Update 2015-02 was adopted, which for the Company was Q1 2016. The Company is currently evaluating the impact of this guidance, but does not expect any material impact on the Company’s financial position, results of operations or cash flows.
3. Acquisitions and Disposals
(a)    Brooklyn Acquisition
On September 30, 2016, the Company's indirect, wholly-owned subsidiary, Catlin Holdings Limited, completed the acquisition ("Brooklyn Acquisition") of Brooklyn Underwriting Pty Limited and Brooklyn IT Pty Limited (collectively “Brooklyn”). Brooklyn is a market-leading specialty underwriting agency in Australia and Lloyd's-approved coverholder, serving brokers across Australia. The Company recorded definite-lived intangible assets of $22.9 million, which will be amortized over their estimated useful lives. See Note 8, "Goodwill and Other Intangible Assets," for further information.
(b)    Sale of Life Insurance Subsidiary
On September 30, 2016, X.L. America, Inc. ("XL America") and XL Life and Annuity Holding Company ("XLLAHC"), both indirect wholly-owned subsidiaries of the Company, completed the previously announced sale of the Company's wholly-owned subsidiary XL Life Insurance and Annuity Company ("XLLIAC") to Mutual of Omaha Insurance Company ("Omaha") pursuant to the terms of the Stock Purchase Agreement with Omaha.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

XL America and XLLAHC received a closing date payment of $20.9 million in proceeds from the transaction, which was based upon the fair market value of the entity's investment assets and insurance licenses. The Company recorded a pre-tax gain of $3.7 million as a result of this transaction.
(c)    Allied Acquisition
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
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Allied based on estimated fair values on the acquisition date. The estimated fair value of the net assets acquired and liabilities assumed was $76.7 million, which includes indefinite-lived intangible assets of $8.0 million and other intangible assets of $6.0 million, which will be amortized over their estimated useful lives. Other adjustments to the historical carrying value of acquired assets and liabilities included: the estimated fair value of net loss and loss expense reserves at the present value of expected net loss and loss adjustment expense payments plus a risk premium, the estimated value of the business acquired at the present value of expected underwriting profits with net unearned premiums plus a risk margin less policy servicing costs, and the estimated fair value of real estate assets at appraised market values. In conjunction with the transaction, the Company recognized goodwill of $14.1 million, which is primarily attributable to the acquiree's underwriting expertise in a niche specialty risk business. The Company has allocated all of the $14.1 million of goodwill to its Insurance segment. See Note 8, "Goodwill and Other Intangible Assets," for further information.
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
(d)     New Energy Risk
On July 24, 2015, the Company purchased an additional 63.63% interest in New Energy Risk Inc. ("New Energy"), a provider of insurance risk management solutions within the alternative energy sector. A substantial portion of the additional shares was purchased directly from the family trusts of a Company employee who is responsible for managing the business generated by New Energy. Prior to the additional purchase, the Company held a 31.16% ownership interest in New Energy, which was accounted for as an equity method investment. The subsequent purchase raised the Company's ownership stake to 94.79%, which is deemed a controlling financial interest, and hence, the Company now consolidates New Energy. Subsequent to the additional purchase, the family trusts of the employee contributed their remaining 5.21% ownership interest in New Energy to XL Innovate Fund, LP ("XL Innovate Fund"), the entity that holds the Company's New Energy shares, in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund. See Note 11, "Related Party Transactions," for further details of these transactions.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(e)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), XL-Ireland completed its acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin for approximately $4.1 billion. For further information, see Item 8, Note 3(c), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
As part of the purchase price allocation, the Company adjusted the historical carrying value of the acquired assets and liabilities based on estimated fair values at the Acquisition Date. An explanation of the significant adjustments for fair value that are being amortized to net income is as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force as of the Acquisition Date expire. The Company has included $21.6 million and $140.4 million, for the three months ended September 30, 2016 and 2015, respectively, and $121.1 million and $323.7 million, for the nine months ended September 30, 2016 and 2015, respectively, in acquisition expenses related to the amortization of the value of business acquired asset.

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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transaction-related Costs
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within "Corporate and Other" in its segment disclosure in Note 5, "Segment Information." Costs incurred and payments made for the nine months ended September 30, 2016 are:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2015	$16,127	$16,969	$818	$23,375	$57,289
Costs incurred in 2016	42,295	26,470	9,160	83,641	161,566
2016 payments	41,593	37,263	9,802	95,852	184,510
Liabilities at September 30, 2016	$16,829	$6,176	$176	$11,164	$34,345
(f)    Sale of Strategic Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re"), which, on June 9, 2016, amalgamated with XL Insurance (Bermuda) Ltd and formed XL Bermuda Ltd, an indirect wholly-owned subsidiary of the Company, completed the previously announced sale of all of its shares in ARX Holding Corp. ("ARX") to The Progressive Corporation ("Progressive") pursuant to the terms of the Stock Purchase Agreement with Progressive. XL Re's shares in ARX represented approximately 40.6% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. The carrying value of XL Re's shares in ARX was $220.2 million at the time of the sale.
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
The fair values for AFS investments are generally sourced from third parties. The fair value of fixed income securities is based upon quoted market values where available, "evaluated bid" prices provided by third party pricing services ("pricing services") where quoted market values are not available, or by reference to broker quotes where pricing services do not provide coverage for a particular security. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy:

September 30, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at September 30, 2016
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported ("U.S. Government")	$—	$3,889,709	$43,650	$—	$3,933,359
Corporate - Financials	—	3,768,137	10,207	—	3,778,344
Corporate - Non Financials	—	6,898,790	79	—	6,898,869
Residential mortgage-backed securities – Agency ("RMBS - Agency")	—	4,591,774	—	—	4,591,774
Residential mortgage-backed securities – Non-Agency ("RMBS - Non-Agency")	—	285,927	—	—	285,927
Commercial mortgage-backed securities ("CMBS")	—	296,003	101	—	296,104
Collateralized debt obligations ("CDOs")	—	—	141,281	—	141,281
Other asset-backed securities	—	972,040	1,130	—	973,170
U.S. States and political subdivisions of the States	—	2,598,854	—	—	2,598,854
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported ("Non-U.S. Governments")	—	5,642,141	—	—	5,642,141
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,943,375	$196,448	$—	$29,139,823
Equity securities, at fair value	693,510	344,655	—	—	1,038,165
Short-term investments, at fair value (1)	—	652,772	—	—	652,772
Total investments AFS - Excluding Funds Withheld Assets	$693,510	$29,940,802	$196,448	$—	$30,830,760
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$12,391	$—	$—	$12,391
Corporate - Financials	—	498,074	—	—	498,074
Corporate - Non Financials	—	1,185,022	—	—	1,185,022
RMBS – Agency	—	671	—	—	671
RMBS – Non-Agency	—	65	—	—	65
CMBS	—	105,969	—	—	105,969
Other asset-backed securities	—	137,929	—	—	137,929
Non-U.S. Governments	—	854,191	—	—	854,191
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,794,312	$—	$—	$2,794,312
Total investments - AFS, at fair value	$693,510	$32,735,114	$196,448	$—	$33,625,072

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at September 30, 2016
Fixed maturities - Trading
U.S. Government	$—	$16,866	$—	$—	$16,866
Corporate - Financials	—	487,472	—	—	487,472
Corporate - Non Financials	—	675,644	—	—	675,644
RMBS – Agency	—	1,680	—	—	1,680
RMBS – Non-Agency	—	151	—	—	151
CMBS	—	5,614	—	—	5,614
Other asset-backed securities	—	27,699	—	—	27,699
Non-U.S. Governments	—	393,756	—	—	393,756
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,608,882	$—	$—	$1,608,882
Short-term investments, at fair value (1)	—	24,169	—	—	$24,169
Total investments, Trading	$—	$1,633,051	$—	$—	$1,633,051
Cash equivalents (2)	270,607	1,460,054	—	—	1,730,661
Cash equivalents - Life Funds Withheld Assets (2)	—	74,936	—	—	74,936
Other investments (3)	—	527,802	212,754	—	740,556
Other assets (4)	—	60,684	18,683	(23,873)	55,494
Total assets accounted for at fair value	$964,117	$36,491,641	$427,885	$(23,873)	$37,859,770
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$1,122,127	$—	$—	$1,122,127
Other liabilities (4)	—	48,347	18,640	(23,873)	43,114
Total liabilities accounted for at fair value	$—	$1,170,474	$18,640	$(23,873)	$1,165,241

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$5,020,574	$45,063	$—	$5,065,637
Corporate - Financials	—	3,508,224	53,685	—	3,561,909
Corporate - Non Financials	—	6,900,259	188	—	6,900,447
RMBS - Agency	—	3,754,894	3,077	—	3,757,971
RMBS - Non-Agency	—	328,540	—	—	328,540
CMBS	—	405,316	—	—	405,316
CDOs	—	2	32,408	—	32,410
Other asset-backed securities	—	1,150,715	17,857	—	1,168,572
U.S. States and political subdivisions of the States	—	2,632,070	—	—	2,632,070
Non-U.S. Government	—	5,251,614	—	—	5,251,614
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,952,208	$152,278	$—	$29,104,486
Equity securities, at fair value	528,581	350,338	—	—	878,919
Short-term investments, at fair value (1)	—	617,390	—	—	617,390
Total investments AFS - Excluding Funds Withheld Assets	$528,581	$29,919,936	$152,278	$—	$30,600,795

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$12,742	$—	$—	$12,742
Corporate - Financials	—	598,236	—	—	598,236
Corporate - Non Financials	—	1,308,628	—	—	1,308,628
RMBS – Agency	—	752	—	—	752
RMBS – Non-Agency	—	26,953	—	—	26,953
CMBS	—	122,481	—	—	122,481
Other asset-backed securities	—	149,795	—	—	149,795
Non-U.S. Government	—	933,516	—	—	933,516
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$3,153,103	$—	$—	$3,153,103
Total investments - AFS, at fair value	$528,581	$33,073,039	$152,278	$—	$33,753,898
Fixed maturities - Trading
U.S. Government	$—	$4,990	$—	$—	$4,990
Corporate - Financials	—	335,956	—	—	335,956
Corporate - Non Financials	—	493,621	—	—	493,621
RMBS – Agency	—	368	—	—	368
CMBS	—	4,803	—	—	4,803
Other asset-backed securities	—	25,700	—	—	25,700
Non-U.S. Government	—	370,261	—	—	370,261
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,235,699	$—	$—	$1,235,699
Short-term investments, at fair value (1)	—	60,330	—	—	$60,330
Total investments, Trading	$—	$1,296,029	$—	$—	$1,296,029
Cash equivalents (2)	437,742	830,924	—	—	1,268,666
Cash equivalents - Life Funds Withheld Assets (2)	517	100,757	—	—	101,274
Other investments (3)	—	490,058	264,415	—	754,473
Other assets (4)	—	69,914	19,400	(3,087)	86,227
Total assets accounted for at fair value	$966,840	$35,860,721	$436,093	$(3,087)	$37,260,567
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$463,915	$—	$—	$463,915
Financial instruments sold, but not yet purchased (6)	347	—	—	—	347
Other liabilities (4)	—	16,304	29,191	(3,087)	42,408
Total liabilities accounted for at fair value	$347	$480,219	$29,191	$(3,087)	$506,670
____________

(1)	Short-term investments consist primarily of Other asset-backed securities, U.S. and Non-U.S. Government securities and Corporate securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
Excluded from Other Investments are $378.4 million and $537.2 million as of September 30, 2016 and December 31, 2015, respectively, measured using Net Asset Value. Based on new accounting guidance, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes a certain payment obligation. This investment, which totaled $142.0 million as of September 30, 2016 and $141.3 million as of December 31, 2015, is carried at amortized cost. For further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

(5)
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the GreyCastle Life Retro Arrangements described in Note 1, "Basis of Preparation and Consolidation," accrue to the benefit of GCLR.

(6)	Financial instruments sold, but not yet purchased, represent "short sales" and are included within "Payable for investments purchased" on the balance sheets.

XL GROUP LTD
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
There were no significant transfers between Level 1 and Level 2 during each of the three and nine months ended September 30, 2016 and 2015.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2016 and 2015 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at September 30, 2016 and 2015, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2016 and 2015, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

XL GROUP LTD
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2016
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$44,256	$43,637	$1,929	$15
Realized gains (losses)	(37)	(3,088)	—	—
Movement in unrealized gains (losses)	116	78	16	—
Purchases and issuances	—	—	—	—
Sales	—	(30,420)	—	—
Settlements	(685)	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(1,866)	(15)
Balance, end of period	$43,650	$10,207	$79	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$79	$—	$17	$—

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$17,794	$6,855
Realized gains (losses)	—	—	99	(7)
Movement in unrealized gains (losses)	—	(1)	1,141	48
Purchases and issuances	—	—	124,843	—
Sales	—	—	—	—
Settlements	—	—	(2,596)	(1,671)
Transfers into Level 3	—	102	—	—
Transfers out of Level 3	—	—	—	(4,095)
Balance, end of period	$—	$101	$141,281	$1,130
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(1)	$333	$—

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$225,094	$(9,836)
Realized gains (losses)	—	—	7,757	—
Movement in unrealized gains (losses)	—	—	(62)	9,879
Purchases and issuances	—	—	9,297	—
Sales	—	—	(12,000)	—
Settlements	—	—	(14,869)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(2,463)	—
Balance, end of period	$—	$—	$212,754	$43
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$6,902	$55

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2015
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$—	$10,000	$5,554	$3,038
Realized gains (losses)	—	—	(45)	—
Movement in unrealized gains (losses)	—	—	(1)	(2)
Purchases and issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(236)	(154)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$10,000	$5,272	$2,882
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$(1)	$(2)

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$484,171	$42,745
Realized gains (losses)	—	—	(8,469)	553
Movement in unrealized gains (losses)	—	—	8,994	(976)
Purchases and issuances	—	—	2,101	3,334
Sales	—	—	(56,576)	—
Settlements	—	—	(22,558)	(3,087)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	(6,449)
Balance, end of period	$—	$—	$407,663	$36,120
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$164	$(5)

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$255,672	$(9,753)
Realized gains (losses)	—	—	9,185	—
Movement in unrealized gains (losses)	—	—	(5,567)	69
Purchases and issuances	—	—	30,519	—
Sales	—	—	(1,417)	—
Settlements	—	—	(10,170)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$278,222	$(9,684)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$3,618	$69

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2016
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$45,063	$53,685	$188	$3,077
Realized gains (losses)	(112)	(2,991)	—	(3)
Movement in unrealized gains (losses)	743	10	16	7
Purchases and issuances	—	208	1,747	—
Sales	—	(30,420)	—	—
Settlements	(2,044)	—	(6)	(229)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(10,285)	(1,866)	(2,852)
Balance, end of period	$43,650	$10,207	$79	$—
Movement in total gains (losses) above relating to instruments still held at the reporting date	$630	$31	$17	$—

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$32,408	$17,857
Realized gains (losses)	—	—	189	515
Movement in unrealized gains (losses)	—	(1)	6,871	(2,149)
Purchases and issuances	—	—	124,843	1,072
Sales	—	—	—	—
Settlements	—	—	(23,030)	(14,190)
Transfers into Level 3	—	102	—	3,015
Transfers out of Level 3	—	—	—	(4,990)
Balance, end of period	$—	$101	$141,281	$1,130
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$(1)	$6,152	$(1,673)

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$264,415	$(9,791)
Realized gains (losses)	—	—	14,588	—
Movement in unrealized gains (losses)	—	—	(8,519)	9,834
Purchases and issuances	—	—	34,450	—
Sales	—	—	(12,000)	—
Settlements	—	—	(34,334)	—
Transfers into Level 3	—	—	15,494	—
Transfers out of Level 3	—	—	(61,340)	—
Balance, end of period	$—	$—	$212,754	$43
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$5,276	$10

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2015
(U.S. dollars in thousands)	U.S. Government	Corporate - Financials	Corporate - Non-Financials	RMBS - Agency
Balance, beginning of period	$—	$—	$5,894	$1,910
Realized gains (losses)	—	—	(186)	—
Movement in unrealized gains (losses)	—	—	3	(4)
Purchases and issuances (1)	—	10,000	(123)	1,297
Sales	—	—	—	—
Settlements	—	—	(316)	(321)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$10,000	$5,272	$2,882
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$(137)	$(2)

(U.S. dollars in thousands)	RMBS - Non Agency	CMBS	CDO	Other asset- backed securities
Balance, beginning of period	$—	$—	$687,958	$5,288
Realized gains (losses)	—	—	(8,209)	644
Movement in unrealized gains (losses)	—	—	16,994	(966)
Purchases and issuances (1)	—	—	14,042	43,962
Sales	—	—	(211,661)	—
Settlements	—	—	(91,461)	(6,359)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	(6,449)
Balance, end of period	$—	$—	$407,663	$36,120
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$4,889	$95

(U.S. dollars in thousands)	Non-U.S. Government	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$—	$—	$185,083	$(9,764)
Realized gains (losses)	—	—	11,778	—
Movement in unrealized gains (losses)	—	—	(7,533)	80
Purchases and issuances (1)	—	—	103,822	—
Sales	—	—	(1,417)	—
Settlements	—	—	(13,511)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$278,222	$(9,684)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$—	$—	$4,246	$80
____________
(1) Includes assets acquired as result of the transaction described in Note 3(e), "Acquisitions and Disposals - Catlin Acquisition"
(d) Financial Instruments Not Carried at Fair Value
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes financial instruments for which the carrying values differ from the estimated fair values as of September 30, 2016 and December 31, 2015. All of these fair value estimates are considered Level 2 fair value measurements.

	September 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$141,995	$153,398	$141,329	$154,065
Deposit liabilities	$1,138,789	$1,450,164	$1,168,376	$1,436,210
Notes payable and debt	2,675,000	2,921,113	2,644,970	2,805,152
Financial Liabilities	$3,813,789	$4,371,277	$3,813,346	$4,241,362
The Company historically participated in structured transactions. Remaining structured transactions include cash loans supporting project finance transactions, a liquidity facility financing provided to structured project deals and an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair values of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair values of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 46.9 basis points and 26.5 basis points as of September 30, 2016 and December 31, 2015, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction described in Note 3(e), "Acquisitions and Disposals - Catlin Acquisition," the underwriting results of the acquired businesses from the Acquisition Date through September 30, 2016 are included in the Company's Insurance or Reinsurance segment, as appropriate.
The Company’s general investment and financing operations are reflected in "Corporate and Other." Subsequent to the transaction described in Note 1, "Basis of Preparation and Consolidation," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the run-off life operations not subject to the GreyCastle Life Retro Arrangements are also reported within "Corporate and Other".
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments, except as noted below. Investment assets related to the Company’s run-off life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or in "Corporate and Other".

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the segment results for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,153,379	$565,541	$2,718,920	$64,683	$2,783,603
Net premiums written	1,615,132	518,166	2,133,298	2,360	2,135,658
Net premiums earned	1,653,461	778,216	2,431,677	2,360	2,434,037
Less: Net losses and loss expenses (2)	1,068,268	423,535	1,491,803	5,875	1,497,678
Less: Acquisition costs (2)	221,137	181,749	402,886	1,002	403,888
Less: Operating expenses (3)	302,373	67,764	370,137	142	370,279
Underwriting profit (loss)	$61,683	$105,168	$166,851	$(4,659)	$162,192
Net investment income - excluding Life Funds Withheld Assets (4)			148,579	8,127	156,706
Net investment income - Life Funds Withheld Assets				38,937	38,937
Net results from structured products (5)	2,353	5,355	7,708	—	7,708
Net fee income and other (6)	(4,486)	620	(3,866)	595	(3,271)
Loss (gain) on sale of subsidiary			—	(3,670)	(3,670)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			60,401	(2,006)	58,395
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			68	85,213	85,281
Net realized and unrealized gains (losses) on derivative instruments			—	5,490	5,490
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(225,610)	(225,610)
Net income (loss) from investment fund affiliates and operating affiliates			—	24,566	24,566
Less: Exchange (gains) losses			—	(1,695)	(1,695)
Less: Corporate operating expenses			—	126,308	126,308
Contribution from P&C and Corporate and Other			379,741	(190,290)	189,451
Less: Interest expense (7)				43,025	43,025
Less: Non-controlling interests				58,076	58,076
Less: Income tax expense				17,749	17,749
Net income (loss) attributable to common shareholders					$70,601
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.6%	54.4%	61.3%
Underwriting expense ratio	31.7%	32.1%	31.8%
Combined ratio	96.3%	86.5%	93.1%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $14.1 million and $6.4 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,200,196	$458,946	$2,659,142	$80,208	$2,739,350
Net premiums written	1,664,562	408,654	2,073,216	17,812	2,091,028
Net premiums earned	1,632,988	772,752	2,405,740	17,812	2,423,552
Less: Net losses and loss expenses (2)	1,037,727	426,558	1,464,285	22,579	1,486,864
Less: Acquisition costs (2)	214,773	189,671	404,444	4,729	409,173
Less: Operating expenses (3)	334,211	88,682	422,893	(26)	422,867
Underwriting profit (loss)	$46,277	$67,841	$114,118	$(9,470)	$104,648
Net investment income - excluding Life Funds Withheld Assets (4)			152,738	10,254	162,992
Net investment income - Life Funds Withheld Assets				46,586	46,586
Net results from structured products (5)	3,328	1,109	4,437	—	4,437
Net fee income and other (6)	(5,207)	533	(4,674)	254	(4,420)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			(197)	(4)	(201)
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	51,608	51,608
Net realized and unrealized gains (losses) on derivative instruments			—	(7,903)	(7,903)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(126,140)	(126,140)
Net income (loss) from investment fund affiliates and operating affiliates			—	4,481	4,481
Less: Exchange (gains) losses			—	11,661	11,661
Less: Corporate operating expenses			—	135,500	135,500
Contribution from P&C and Corporate and Other			266,422	(177,495)	88,927
Less: Interest expense (7)				40,798	40,798
Less: Non-controlling interests				57,889	57,889
Less: Income tax expense				(37,042)	(37,042)
Net income (loss) attributable to common shareholders					$27,282
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.5%	55.2%	60.9%
Underwriting expense ratio	33.7%	36.0%	34.4%
Combined ratio	97.2%	91.2%	95.3%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $15.6 million and $11.1 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$7,169,363	$3,439,650	$10,609,013	$202,139	$10,811,152
Net premiums written	4,899,258	3,018,246	7,917,504	9,032	7,926,536
Net premiums earned	4,944,055	2,367,772	7,311,827	9,032	7,320,859
Less: Net losses and loss expenses (2)	3,163,599	1,343,075	4,506,674	16,294	4,522,968
Less: Acquisition costs (2)	679,009	544,380	1,223,389	4,286	1,227,675
Less: Operating expenses (3)	922,273	215,258	1,137,531	765	1,138,296
Underwriting profit (loss)	$179,174	$265,059	$444,233	$(12,313)	$431,920
Net investment income - excluding Life Funds Withheld Assets (4)			446,352	24,185	470,537
Net investment income - Life Funds Withheld Assets				119,643	119,643
Net results from structured products (5)	6,340	5,397	11,737	—	11,737
Net fee income and other (6)	(12,097)	2,705	(9,392)	1,068	(8,324)
Loss (gain) on sale of subsidiary			—	(3,670)	(3,670)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			77,189	(7,742)	69,447
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			(3)	271,599	271,596
Net realized and unrealized gains (losses) on derivative instruments			—	2,774	2,774
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(691,432)	(691,432)
Net income (loss) from investment fund affiliates and operating affiliates			—	67,234	67,234
Less: Exchange (gains) losses			—	(54,614)	(54,614)
Less: Corporate operating expenses			—	372,003	372,003
Contribution from P&C and Corporate and Other			970,116	(538,703)	431,413
Less: Interest expense (7)				128,371	128,371
Less: Non-controlling interests				124,263	124,263
Less: Income tax expense				42,511	42,511
Net income (loss) attributable to common shareholders					$136,268
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.0%	56.7%	61.6%
Underwriting expense ratio	32.4%	32.1%	32.3%
Combined ratio	96.4%	88.8%	93.9%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $40.9 million and $29.1 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$6,074,387	$2,066,856	$8,141,243	$234,602	$8,375,845
Net premiums written	4,155,442	1,854,590	6,010,032	50,576	6,060,608
Net premiums earned	4,008,200	1,780,829	5,789,029	50,576	5,839,605
Less: Net losses and loss expenses (2)	2,551,044	834,263	3,385,307	64,047	3,449,354
Less: Acquisition costs (2)	476,876	419,380	896,256	8,230	904,486
Less: Operating expenses (3)	834,829	202,904	1,037,733	846	1,038,579
Underwriting profit (loss)	$145,451	$324,282	$469,733	$(22,547)	$447,186
Net investment income - excluding Life Funds Withheld Assets (4)			435,007	31,295	466,302
Net investment income - Life Funds Withheld Assets				143,869	143,869
Net results from structured products (5)	9,634	5,085	14,719	—	14,719
Net fee income and other (6)	(14,705)	1,981	(12,724)	432	(12,292)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			9,833	(1,081)	8,752
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			—	145,513	145,513
Net realized and unrealized gains (losses) on derivative instruments			—	57,127	57,127
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(116,333)	(116,333)
Net income (loss) from investment fund affiliates and operating affiliates			—	103,317	103,317
Gain on sale of operating affiliate				340,407	340,407
Less: Exchange (gains) losses			—	49,425	49,425
Less: Corporate operating expenses			—	328,930	328,930
Contribution from P&C and Corporate and Other			916,568	303,644	1,220,212
Less: Interest expense (7)				121,317	121,317
Less: Non-controlling interests				100,158	100,158
Less: Income tax expense				20,135	20,135
Net income (loss) attributable to common shareholders					$978,602
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.6%	46.8%	58.5%
Underwriting expense ratio	32.8%	35.0%	33.4%
Combined ratio	96.4%	81.8%	91.9%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $46.7 million and $31.7 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$317,973	$39,029	$—	$357,002
Casualty	485,846	163,845	—	649,691
Property catastrophe	—	183,381	—	183,381
Property	451,007	263,324	—	714,331
Specialty	408,177	43,712	—	451,889
Other (1)	(9,542)	84,925	—	75,383
Total P&C Operations	$1,653,461	$778,216	$—	$2,431,677
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	2,360	2,360
Total Corporate and Other	$—	$—	$2,360	$2,360
Total	$1,653,461	$778,216	$2,360	$2,434,037

Three Months Ended September 30, 2015 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$300,775	$46,877	$—	$347,652
Casualty	503,190	141,135	—	644,325
Property catastrophe	—	205,337	—	205,337
Property	369,007	271,297	—	640,304
Specialty	447,642	36,345	—	483,987
Other (1)	12,374	71,761	—	84,135
Total P&C Operations	$1,632,988	$772,752	$—	$2,405,740
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	17,812	17,812
Total Corporate and Other	$—	$—	$17,812	$17,812
Total	$1,632,988	$772,752	$17,812	$2,423,552
____________

(1)
Other within the Insurance segment includes: surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, structured indemnity and other lines.

(2)
Amounts from the prior year have been represented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include the following: Energy business previously shown under Specialty is now reflected in Property; Programs business formerly in Other is now reflected in Property or Casualty, depending upon the predominant line for each program; and Excess and Surplus is now reflected primarily in Casualty.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$970,271	$121,982	$—	$1,092,253
Casualty	1,465,869	510,031	—	1,975,900
Property catastrophe	—	602,995	—	602,995
Property	1,216,264	777,993	—	1,994,257
Specialty	1,286,738	125,717	—	1,412,455
Other (1)	4,913	229,054	—	233,967
Total P&C Operations	$4,944,055	$2,367,772	$—	$7,311,827
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	9,032	9,032
Total Corporate and Other	$—	$—	$9,032	$9,032
Total	$4,944,055	$2,367,772	$9,032	$7,320,859

Nine Months Ended September 30, 2015 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$853,547	$125,110	$—	$978,657
Casualty	1,298,033	325,130	—	1,623,163
Property catastrophe	—	462,862	—	462,862
Property	847,454	634,419	—	1,481,873
Specialty	974,195	86,969	—	1,061,164
Other (1)	34,971	146,339	—	181,310
Total P&C Operations	$4,008,200	$1,780,829	$—	$5,789,029
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	50,576	50,576
Total Corporate and Other	$—	$—	$50,576	$50,576
Total	$4,008,200	$1,780,829	$50,576	$5,839,605
____________

(1)
Other within the Insurance segment includes: surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, structured indemnity and other lines.

(2)
Amounts from the prior year have been represented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include the following: Energy business previously shown under Specialty is now reflected in Property; Programs business formerly in Other is now reflected in Property or Casualty, depending upon the predominant line for each program; and Excess and Surplus is now reflected primarily in Casualty.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in AOCI, of the Company’s AFS investments as of September 30, 2016 and December 31, 2015 were as follows:

		Included in AOCI
September 30, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$3,828,005	$108,504	$(3,150)	$3,933,359	$—
Corporate - Financials	3,687,552	104,004	(13,212)	3,778,344	—
Corporate - Non Financials	6,693,500	256,933	(51,564)	6,898,869	(39)
RMBS – Agency	4,469,725	124,185	(2,136)	4,591,774	—
RMBS – Non-Agency	279,130	21,381	(14,584)	285,927	(48,731)
CMBS	288,544	10,226	(2,666)	296,104	(1,223)
CDO	143,783	175	(2,677)	141,281	(1,208)
Other asset-backed securities	959,675	20,715	(7,220)	973,170	(914)
U.S. States and political subdivisions of the States	2,437,321	162,609	(1,076)	2,598,854	—
Non-U.S. Governments	5,513,697	207,178	(78,734)	5,642,141	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,300,932	$1,015,910	$(177,019)	$29,139,823	$(52,115)
Total short-term investments - Excluding Life Funds Withheld Assets	655,792	815	(3,835)	652,772	—
Total equity securities - Excluding Life Funds Withheld Assets	968,040	80,050	(9,925)	1,038,165	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,924,764	$1,096,775	$(190,779)	$30,830,760	$(52,115)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$9,405	$2,986	$—	$12,391	$—
Corporate - Financials	417,040	81,034	—	498,074	—
Corporate - Non Financials	888,588	296,434	—	1,185,022	—
RMBS – Agency	537	134	—	671	—
RMBS – Non-Agency	49	16	—	65	—
CMBS	83,828	22,141	—	105,969	—
Other asset-backed securities	112,446	25,483	—	137,929	—
Non-U.S. Governments	589,194	264,997	—	854,191	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,101,087	$693,225	$—	$2,794,312	$—
Total investments - AFS	$32,025,851	$1,790,000	$(190,779)	$33,625,072	$(52,115)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$5,047,621	$52,355	$(34,339)	$5,065,637	$—
Corporate - Financials	3,535,830	49,535	(23,456)	3,561,909	—
Corporate - Non Financials	6,867,525	130,568	(97,646)	6,900,447	—
RMBS – Agency	3,697,756	77,776	(17,561)	3,757,971	—
RMBS – Non-Agency	319,876	25,644	(16,980)	328,540	(54,200)
CMBS	401,713	7,933	(4,330)	405,316	(1,182)
CDOs	41,679	4	(9,273)	32,410	(1,208)
Other asset-backed securities	1,164,426	17,665	(13,519)	1,168,572	(1,144)
U.S. States and political subdivisions of the States	2,514,048	125,395	(7,373)	2,632,070	—
Non-U.S. Government	5,249,148	100,383	(97,917)	5,251,614	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,839,622	$587,258	$(322,394)	$29,104,486	$(57,734)
Total short-term investments - Excluding Life Funds Withheld Assets	618,851	967	(2,428)	617,390	—
Total equity securities - Excluding Life Funds Withheld Assets	834,079	89,993	(45,153)	878,919	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,292,552	$678,218	$(369,975)	$30,600,795	$(57,734)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$10,721	$2,021	$—	$12,742	$—
Corporate - Financials	531,016	67,220	—	598,236	—
Corporate - Non Financials	1,132,926	175,702	—	1,308,628	—
RMBS – Agency	591	161	—	752	—
RMBS – Non-Agency	24,401	2,552	—	26,953	—
CMBS	107,968	14,513	—	122,481	—
Other asset-backed securities	132,674	17,121	—	149,795	—
Non-U.S. Governments	737,735	195,781	—	933,516	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,678,032	$475,071	$—	$3,153,103	$—
Total investments - AFS	$32,970,584	$1,153,289	$(369,975)	$33,753,898	$(57,734)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The cost (amortized cost for fixed maturities and short-term investments) and fair value of the Company’s Trading investments at December 31, 2016 and 2015 were as follows:

September 30, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$16,438	$16,866
Corporate - Financials	458,097	487,472
Corporate - Non Financials	616,770	675,644
RMBS – Agency	1,674	1,680
RMBS – Non-Agency	148	151
CMBS	5,198	5,614
Other asset-backed securities	25,744	27,699
Non-U.S. Governments	356,365	393,756
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,480,434	$1,608,882
Total short-term investments - Trading - Life Funds Withheld Assets	$24,179	$24,169
Total investments - Trading - Life Funds Withheld Assets	$1,504,613	$1,633,051

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$4,957	$4,990
Corporate - Financials	344,070	335,956
Corporate - Non Financials	509,441	493,621
RMBS – Agency	370	368
CMBS	4,874	4,803
Other asset-backed securities	26,405	25,700
Non-U.S. Governments	373,492	370,261
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,263,609	$1,235,699
Total short-term investments - Trading - Life Funds Withheld Assets	$60,176	$60,330
Total investments - Trading - Life Funds Withheld Assets	$1,323,785	$1,296,029
As of September 30, 2016 and December 31, 2015, approximately 2.2% and 2.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 11.4% and 14.7% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, as of September 30, 2016 and December 31, 2015, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed income securities as of September 30, 2016 and December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$2,132,413	$2,137,838	$2,106,851	$2,104,106
Due after 1 through 5 years	12,900,781	13,142,832	14,051,494	14,143,461
Due after 5 through 10 years	5,663,250	5,927,235	5,680,830	5,740,954
Due after 10 years	1,463,631	1,643,662	1,374,997	1,423,156
	$22,160,075	$22,851,567	$23,214,172	$23,411,677
RMBS – Agency	4,469,725	4,591,774	3,697,756	3,757,971
RMBS – Non-Agency	279,130	285,927	319,876	328,540
CMBS	288,544	296,104	401,713	405,316
CDOs	143,783	141,281	41,679	32,410
Other asset-backed securities	959,675	973,170	1,164,426	1,168,572
Total mortgage and asset-backed securities	$6,140,857	$6,288,256	$5,625,450	$5,692,809
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,300,932	$29,139,823	$28,839,622	$29,104,486
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$70,372	$82,442	$81,700	$92,921
Due after 1 through 5 years	316,288	348,173	386,810	416,743
Due after 5 through 10 years	369,152	453,723	491,621	558,805
Due after 10 years	1,148,415	1,665,340	1,452,267	1,784,653
	$1,904,227	$2,549,678	$2,412,398	$2,853,122
RMBS – Agency	537	671	591	752
RMBS – Non-Agency	49	65	24,401	26,953
CMBS	83,828	105,969	107,968	122,481
Other asset-backed securities	112,446	137,929	132,674	149,795
Total mortgage and asset-backed securities	$196,860	$244,634	$265,634	$299,981
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,101,087	$2,794,312	$2,678,032	$3,153,103
Total fixed maturities - AFS	$30,402,019	$31,934,135	$31,517,654	$32,257,589

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$47,425	$48,617	$4,573	$5,096
Due after 1 through 5 years	316,116	321,982	278,163	272,220
Due after 5 through 10 years	408,421	429,326	280,487	277,920
Due after 10 years	675,709	773,813	668,737	649,592
	$1,447,671	$1,573,738	$1,231,960	$1,204,828
RMBS – Agency	1,674	1,680	370	368
RMBS – Non-Agency	148	151	—	—
CMBS	5,198	5,614	4,874	4,803
Other asset-backed securities	25,744	27,699	26,405	25,700
Total mortgage and asset-backed securities	$32,764	$35,144	$31,649	$30,871
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,480,435	$1,608,882	$1,263,609	$1,235,699
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Note 1, "Basis of Preparation and Consolidation." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of September 30, 2016 and December 31, 2015, the Company had $19.5 billion and $18.3 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities as of September 30, 2016 and December 31, 2015 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
September 30, 2016 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$545,749	$(1,815)	$42,332	$(1,341)
Corporate – Financials	227,180	(8,009)	70,183	(5,205)
Corporate – Non Financials	822,596	(27,034)	248,323	(24,598)
RMBS – Agency	289,418	(574)	157,061	(1,562)
RMBS – Non-Agency	7,916	(238)	172,875	(14,346)
CMBS	85,587	(1,070)	17,959	(1,596)
CDOs	3,646	(315)	3,574	(2,362)
Other asset-backed securities	499,412	(1,172)	60,103	(6,213)
U.S. States and political subdivisions of the States	52,272	(977)	9,909	(99)
Non-U.S. Governments	983,007	(46,450)	313,460	(35,878)
Total fixed maturities and short-term investments - AFS	$3,516,783	$(87,654)	$1,095,779	$(93,200)
Total equity securities	$309,423	$(9,925)	$—	$—

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2015 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$3,762,869	$(29,339)	$89,113	$(5,044)
Corporate – Financials	1,641,021	(13,280)	102,022	(10,192)
Corporate – Non Financials	3,275,270	(73,069)	227,527	(24,706)
RMBS – Agency	1,065,055	(10,046)	221,211	(7,515)
RMBS – Non-Agency	19,614	(1,104)	180,146	(15,876)
CMBS	118,605	(1,561)	78,651	(2,769)
CDOs	12,311	(516)	20,096	(8,757)
Other asset-backed securities	572,671	(5,252)	57,563	(8,268)
U.S. States and political subdivisions of the States	565,055	(6,609)	12,259	(765)
Non-U.S. Governments	1,921,286	(53,440)	474,929	(46,714)
Total fixed maturities and short-term investments - AFS	$12,953,757	$(194,216)	$1,463,517	$(130,606)
Total equity securities	$356,742	$(45,153)	$—	$—
The Company had gross unrealized losses totaling $190.8 million on 1,548 securities out of a total of 8,853 held as of September 30, 2016 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$98,452	$88,224	$241,855	$199,070
Gross realized losses on investments sold	(30,038)	(45,711)	(110,287)	(120,440)
OTTI on investments, net of amounts transferred to other comprehensive income	(10,019)	(42,714)	(62,121)	(69,878)
	$58,395	$(201)	$69,447	$8,752
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$44,183	$60,643	$140,703	$198,412
Gross realized losses on investments sold	(172)	(6,863)	(32,162)	(23,857)
OTTI on investments, net of amounts transferred to other comprehensive income	—	(2,023)	(2,598)	(10,110)
Net unrealized gains (losses) on trading securities	$41,270	$(149)	$165,653	$(18,932)
	$85,281	$51,608	$271,596	$145,513
Total net realized gains (losses) on investments	$143,676	$51,407	$341,043	$154,265
The components of the net impairment charges of $10.0 million for investments, excluding Life Funds Withheld Assets for the three months ended September 30, 2016 were:

▪	$2.1 million related to certain fixed maturities that we no longer intend to hold for a period sufficient to recover their fair value to cost.

▪	$1.1 million related to certain high yield securities where we determined that the likely recovery on these securities was below the carrying value.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

▪
$0.6 million for structured securities, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•	$6.1 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities for which a portion of the OTTI loss was recognized in OCI and that were held by the Company as of the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Opening balance as of beginning of indicated period	$73,391	$94,219	$73,469	$131,942
Credit loss impairment recognized in the current period on securities not previously impaired	811	2,004	12,049	9,565
Credit loss impairments previously recognized on securities that matured or were paid down, prepaid or sold during the period	(7,760)	(1,531)	(15,579)	(38,564)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	—	(2,629)
Additional credit loss impairments recognized in the current period on securities previously impaired	911	945	2,014	1,331
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,003)	(2,165)	(6,603)	(8,173)
Balance as of September 30,	$65,350	$93,472	$65,350	$93,472
7. Derivative Instruments
The Company enters into derivative instruments for both risk management and efficient portfolio management. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities adopted ("Authorities Framework") by the Risk and Finance Committee of the Company's Board of Directors ("RFC"), which is intended to align the risk profile of our investment portfolio to be consistent with management's risk tolerance, and other guidelines established by the RFC. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value, with the changes in the fair values of derivatives shown in the consolidated statement of income as "Net realized and unrealized gains (losses) on derivative instruments" unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), "Significant Accounting Policies - Derivative Instruments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,443,726	$58,686	$1,155,580	$36,240	$1,667,585	$64,289	$674,976	$11,941
Total derivatives designated as hedging instruments	$1,443,726	$58,686	$1,155,580	$36,240	$1,667,585	$64,289	$674,976	$11,941
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Foreign exchange exposure	214,406	1,583	76,821	1,512	102,234	2,888	144,707	1,702
Credit exposure	5,000	411	87,500	6,605	8,433	652	71,614	12,067
Financial market exposure	5	5	30,117	3,990	37	77	26,500	417

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016				December 31, 2015
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Other Non-Investment Derivatives:
Foreign exchange contracts	—	—	—	—	194,566	2,009	—	—
Credit exposure	31,531	42	—	—	29,874	31	—	—
Guaranteed minimum income benefit contract	44,112	18,640	44,112	18,640	46,032	19,368	46,032	19,368
Modified coinsurance funds withheld contracts (2)	60,812	—	4,567,500	—	60,667	—	4,620,879	—
Total derivatives not designated as hedging instruments	$355,866	$20,681	$4,806,050	$30,747	$441,843	$25,025	$4,909,732	$33,554
Total derivatives		$79,367		$66,987		$89,314		$45,495
Counterparty netting		(23,873)		(23,873)		(3,087)		(3,087)
Total derivatives net of counterparty netting (1)		55,494		43,114		86,227		42,408
Cash collateral held/paid (3)		(24,040)		(8,260)		(30,958)		—
Total derivatives as recorded in the balance sheets		$31,454		$34,854		$55,269		$42,408
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

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount as of September 30, 2016 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $1.1 billion.

(3)
As of September 30, 2016, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $24.0 million for derivatives in an asset position and paid cash collateral of $8.3 million for derivatives in a liability position. As of December 31, 2015, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $31.0 million for derivatives in an asset position and paid cash collateral of nil for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the unaudited consolidated balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.

(a) Derivative Instruments Designated as Fair Value Hedges
The Company may designate certain of its derivative instruments as fair value hedges or cash flow hedges, in which case it formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets and liabilities. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis, and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity as of September 30, 2016 and 2015 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Deposit Liabilities September 30,
(U.S. dollars in thousands)	2016	2015
Cumulative reduction to interest expense	$110,914	$101,461
Remaining balance	122,282	131,734
Weighted average years remaining to maturity	20.4 years	22.0 years

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and nine months ended September 30, 2016 and 2015, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British Pound Sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three and nine months ended September 30, 2016 and 2015:

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation - Summary	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,575,987	$2,299,875	$2,401,640	$1,581,470
Derivative gains (losses) (1)	1,999	29,943	35,882	66,215
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of an investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and nine months ended September 30, 2016 and 2015:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Investment Related Derivatives:
Interest rate exposure	$—	$(5,120)	$781	$(2,046)
Foreign exchange exposure	74	(146)	(592)	(1,026)
Credit exposure	(812)	1,684	(959)	1,380
Financial market exposure	(45)	(4,309)	(2,866)	(2,913)
Other Non-Investment Derivatives:
Foreign exchange contracts	(347)	4,063	(1,345)	61,494
Credit exposure	4,477	(327)	4,424	1,151
Modified coinsurance funds withheld contract	2,143	(3,748)	3,331	(913)
Net realized and unrealized gains (losses) on derivative instruments	$5,490	$(7,903)	$2,774	$57,127

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(225,610)	$(126,140)	$(691,432)	$(116,333)
The Company’s objectives in using these derivatives are explained below.
(c)(i) Investment Related Derivatives
The Company, either directly or through third party investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps and options on interest rate swaps, total return swaps, credit derivatives (including single name and index credit default swaps and options on credit default swaps), equity options, forward contracts and futures (including foreign exchange, bond and stock index, interest rate and commodity futures), primarily as a means of reducing investment risk by economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for efficient portfolio management. When using exchange traded or cleared over-the-counter derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's futures commission merchant. When using uncleared over-the-counter derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties to such derivative contracts. To manage this risk, the Company requires appropriate legal documentation with counterparties that has been reviewed and negotiated by legal counsel on behalf of the Company and complies with the Company’s documentation standards, investment guidelines and policies.

XL GROUP LTD
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
(c)(ii) Other Non-Investment Derivatives
Foreign Exchange Contracts
On January 9, 2015, the Company entered into deal contingent deliverable foreign exchange forwards (the "FX Forwards") with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate the risk of foreign currency exposure related to the Catlin Acquisition. Following the closing of the Catlin Acquisition, the FX Forwards were settled.
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
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. As of September 30, 2016, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.

XL GROUP LTD
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
Modified Coinsurance Funds Withheld Reinsurance Agreements - Life Retrocession Embedded Derivative
In addition, the Company entered into the GreyCastle Life Retro Arrangements, as described in Note 1, "Basis of Preparation and Consolidation." The embedded derivative related to the GreyCastle Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.
The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Underwriting profit (loss) (1)	$—	$—	$—	$603
Net investment income - Life Funds Withheld Assets	38,937	46,586	119,643	143,869
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	44,011	53,780	108,541	174,555
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	41,270	(149)	165,653	(18,932)
OTTI on investments - Life Funds Withheld Assets	—	(2,023)	(2,598)	(10,110)
Exchange gains (losses)	1,535	8,754	5,899	(5,932)
Other income and expenses	—	(121)	(170)	2,354
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(225,610)	(126,140)	(691,432)	(116,333)
Net income (loss)	$(99,857)	$(19,313)	$(294,464)	$170,074
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	77,242	(33,569)	206,480	(317,500)
Change in adjustments related to future policy benefit reserves, net of tax	2,058	40,681	27,820	127,365
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	20,557	12,201	60,164	20,664
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$99,857	$19,313	$294,464	$(169,471)
Comprehensive income (loss)	$—	$—	$—	$603
____________

(1)
The underwriting profit of $0.6 million relates to a premium adjustment during the nine months ended September 30, 2015 relating to the GreyCastle Life Retro Arrangements transaction. Excluding this transaction, the impact to comprehensive income relating to the GreyCastle Life Retro Arrangements was nil for the nine months ended September 30, 2015.

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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The change in the value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2016	2015	2016	2015
Interest income - Life Funds Withheld Assets	$(40,065)	(48,809)	$(124,630)	$(147,679)
Realized and unrealized gains (losses) - Life Funds Withheld Assets	(181,952)	(38,161)	(533,752)	130,047
Other	—	121	171	276
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(222,017)	$(86,849)	$(658,211)	$(17,356)
Net adjustments related to future policy benefit reserves, net of tax	(5,309)	(40,668)	(33,312)	(88,551)
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	1,716	1,377	91	(10,426)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(225,610)	$(126,140)	$(691,432)	$(116,333)
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of September 30, 2016 and December 31, 2015 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	September 30, 2016	December 31, 2015
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$6,186	$5,827
8. Goodwill and Other Intangible Assets
The Company has goodwill and other intangible assets of $2.2 billion as of September 30, 2016 and December 31, 2015.
In the third quarter of 2016, as a result of the transaction described in Note 3(a), "Acquisitions and Disposals - Brooklyn Acquisition," the Company recognized intangible assets of $22.9 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including definite-lived intangible assets, at their acquisition date fair values.
In the first quarter of 2016, as a result of the transaction described in Note 3(c), "Acquisitions and Disposals - Allied Acquisition," the Company recognized additional intangible assets of $14.0 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill in the amount of $14.1 million.
In the third quarter of 2015, as a result of the transaction described in Note 3(d), "Acquisitions and Disposals - New Energy Risk," the Company recognized additional goodwill of approximately $13.4 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired and liabilities assumed at their acquisition date fair values, and recorded as goodwill the excess of the sum of a) over b) - in which a) represents the aggregate of: i) the consideration transferred, ii) the fair value of non-controlling interest in the acquiree, and iii) the acquisition-date fair value of the Company's previously held equity interest in the acquiree; and b) represents the net assets acquired in the transaction.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the nine months ended September 30, 2016:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2015	$1,213,630	$682,859	$313,777	$2,210,266
Additions	14,084	8,000	28,948	51,032
Amortization	—	—	(16,695)	(16,695)
Foreign Currency Translation	(3,200)	262	(7,594)	(10,532)
Balance at September 30, 2016	$1,224,514	$691,121	$318,436	$2,234,071
9. Share Capital
(a) Authorized and Issued
Buybacks of Ordinary and Common Shares
On August 6, 2015, XL-Ireland announced that its Board of Directors approved a share buyback program, authorizing the purchase of up to $1.0 billion of XL-Ireland shares (the "August 2015 Program"). During the nine months ended September 30, 2016, the Company purchased and canceled 14.2 million XL-Ireland shares under the August 2015 Program for $499.3 million.
On May 13, 2016, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL-Ireland shares (the "May 2016 Program"). This authorization also canceled approximately $204.1 million remaining under the August 2015 Program. As a result of the Redomestication, XL-Bermuda assumed the May 2016 Program. Buybacks made prior to July 25, 2016 were of XL-Ireland shares, and on and after July 25, 2016 were of XL-Bermuda shares. During the three and nine months ended September 30, 2016, the Company purchased and canceled 6.6 million and 12.0 million shares under the May 2016 Program for $221.7 million and $405.8 million, respectively.
In total, the Company purchased and canceled 6.6 million and 26.2 million XL-Ireland shares and XL-Bermuda shares, for $221.7 million and $905.1 million during the three and nine months ended September 30, 2016, respectively, under the two programs, respectively. As of September 30, 2016, $594.1 million remained available for purchase under the May 2016 Program.
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
During the nine months ended September 30, 2016, the Company granted approximately 2.2 million stock options with a weighted-average grant date fair value of $5.99 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.37%
Volatility	21.7%
Expected lives	6.0 years
During the nine months ended September 30, 2016, the Company granted 48,466 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.7 million. The restricted stock award recipients have the rights and privileges of a shareholder, including the right to receive dividends that are declared and paid and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2016, the Company granted approximately 1.1 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $38.3 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one common share, and grants may vest in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
During the nine months ended September 30, 2016, the Company granted approximately 1.8 million liability-classed cash units to certain employees with an aggregate grant date fair value of approximately $61.7 million. Each liability-classed restricted cash unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one common share. The grants may vest either in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in cash contingent upon vesting.
During the nine months ended September 30, 2016, the Company granted approximately 0.7 million performance units (representing a potential maximum share payout of approximately 1.5 million common shares) to certain employees with an aggregate grant date fair value of approximately $25.6 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional common shares contingent upon vesting. Performance units issued in 2015 had different performance metrics, please see Item 8, Note 18, "Share Capital," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
10. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt as of September 30, 2016 and December 31, 2015:

(U.S. dollars in thousands)	September 30, 2016		December 31, 2015
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	$300,000	$298,518	$300,000	$298,015
5.75% Senior Notes due 2021	400,000	397,846	400,000	397,523
6.375% Senior Notes due 2024	350,000	349,111	350,000	349,029
4.45% Subordinated Notes due 2025	500,000	493,127	500,000	492,521
6.25% Senior Notes due 2027	325,000	323,336	325,000	323,218
5.25% Senior Notes due 2043	300,000	296,394	300,000	296,294
5.5% Subordinated Notes due 2045	500,000	488,668	500,000	488,370
Total debt carrying value	$2,675,000	$2,647,000	$2,675,000	$2,644,970
_______________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $1.1 billion and $1.4 billion as of September 30, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financing needs. However, as of September 30, 2016 and December 31, 2015, $501.5 million and $527.1 million, respectively, were utilized under these facilities to issue letters of credit, leaving $598.5 million and $822.9 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent September 30, 2016 and December 31, 2015 accreted values.
All outstanding debt of the Company as of September 30, 2016 and December 31, 2015 was issued by XL-Cayman, a 100% owned subsidiary of XL-Bermuda (or, prior to the Redomestication, XL-Ireland). XL-Cayman's outstanding debt, other than the Senior Notes due 2024 and due 2027, historically was fully and unconditionally guaranteed by XL-Ireland. Such debt is now fully and unconditionally guaranteed by XL-Bermuda. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XL-Cayman to XL-Bermuda, on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures, including as guarantor of the obligations of XL-Cayman under the outstanding securities issued pursuant to such indentures.
The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
On March 30, 2015, XL-Cayman issued $500 million of subordinated notes due March 2025, with a fixed coupon of 4.45%, that were originally guaranteed by XL-Ireland, and are now guaranteed by XL-Bermuda. The notes are listed on the New York Stock Exchange. The notes were issued at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to approximately $5.9 million. These costs were deferred and will be amortized over the term of the subordinated notes.
On March 30, 2015, XL-Cayman issued $500 million of subordinated notes due March 2045, with a fixed coupon of 5.5%, that were originally guaranteed by XL-Ireland, and are are now guaranteed by XL-Bermuda. The notes are listed on the New York Stock Exchange. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to approximately $7.2 million. These costs were deferred and will be amortized over the term of the subordinated notes.
As a result of the Allied Acquisition described in Note 3(c), "Acquisitions and Disposals - Allied Acquisition," the Company assumed, and subsequently redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.
XL-Cayman and the Company were in compliance with all covenants at September 30, 2016, and XL-Cayman and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s.
The Company’s letter of credit facilities and revolving credit facilities as of September 30, 2016 and December 31, 2015 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	September 30, 2016 (1)	December 31, 2015 (1)
Available letter of credit facilities - commitments	$3,991,806	$4,463,041
Available letter of credit facilities - in use (2)	2,482,386	2,515,653
Collateralized by certain assets of the Company’s investment portfolio	51.1%	50.9%
____________

(1)	As of September 30, 2016 and December 31, 2015, there were fifteen available credit facilities

(2)
As of September 30, 2016 and December 31, 2015, the stated portion of allowable credit facilities permitted to be utilized for revolving loans was $1.1 billion and $1.4 billion, respectively. However, as of September 30, 2016 and December 31, 2015, $501.5 million and $527.1 million, respectively, of such facilities' limits were utilized to issue letters of credit, leaving $598.5 million and $822.9 million, respectively, available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

On August 5, 2016, the Company entered into (a) a new secured credit agreement that provides for the issuance of letters of credit up to $750 million (the "New Secured Credit Agreement") and (b) a new unsecured credit agreement that provides for the issuance of letters of credit and revolving credit loans up to $750 million (the "New Unsecured Credit Agreement" and together with the New Secured Credit Agreement, the "New Credit Agreements"). The Company has the option to increase the maximum amount of letters of credit available under the facilities by $500 million in aggregate across the facilities under the New Credit Agreements. In connection with the New Credit Agreements, the Company's syndicated credit agreements originally entered into in 2013, as well as certain related security arrangements, were terminated.
For details regarding the facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
11. Related Party Transactions
(a)    Investment Manager Affiliates
At September 30, 2016 and 2015, the Company owned minority stakes in four and six independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. In addition, the company owned minority stakes in one independent firm as of September 30, 2016 and two independent firms as of September 30, 2015, that provide technology and other services to alternative asset managers and allocators. The results of the Company's interests in these enterprises are included as Investment Manager Affiliates, which are reported in the statement of income as "income (loss) from operating affiliates." The Company pays fees to these Investment Manager Affiliates in exchange for them providing their services to the Company. See Item 8, Note 7, "Investments in Affiliates," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three and nine months ended September 30, 2016 and 2015, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reported net premiums	$14,491	$5,075	$60,397	$36,596
Reported net losses	8,927	1,402	24,823	10,567
Reported net acquisition costs	6,115	1,874	25,550	12,269
Results through April 1, 2015 include amounts under an assumed reinsurance contract with a wholly-owned subsidiary of ARX, an insurance operating affiliate of the Company through that date. The Company disposed of its investment in ARX on April 1, 2015, and thus, after that date, all amounts under this contract are no longer reported as related party transactions. See Note 3(f), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate."
(c)    New Ocean
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management Limited, a Bermuda based company ("New Ocean"), as discussed in Note 12, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean. During the three and nine months ended September 30, 2016, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    New Energy
On July 24, 2015, as described in Note 3(d), "Acquisitions and Disposals - New Energy Risk," the Company completed its acquisition of an additional 63.63% of the shares of New Energy for approximately $8.8 million, increasing its ownership of the entity to a majority portion of 94.79%. These shares are held within the XL Innovate Fund. A substantial portion of the additional shares were purchased directly from the family trusts of a Company employee, based on a market valuation of New Energy performed by an independent third party provider. The remaining 5.21% of equity shares of New Energy held by the family trusts of the employee were then contributed in-kind to XL Innovate Fund based on the share price implied by the independent valuation. Such contribution was made in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund and resulted in XL Innovate Fund owning 100% of the net equity of New Energy, and the family trusts of the employee owning a 5.21% non-controlling equity interest in XL Innovate Fund. The employee serves as a member of the board of directors of both New Energy and XL Innovate Fund, and maintains responsibility over the business generated by New Energy. There were no other material transactions between the Company and this employee for the three and nine months ended September 30, 2016.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

performance of these VIEs, the Company is not considered the primary beneficiary and does not consolidate these entities. The activities of the entities are generally limited to holding investments. The exposure to loss from these investments is limited to the carrying value of the investments at the balance sheet date.
During the third quarter of 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the three and nine months ended September 30, 2016. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.3 million and $0.4 million as of September 30, 2016 and December 31, 2015, respectively.
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
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $183.1 million and $175.8 million as of September 30, 2016 and December 31, 2015, respectively. The Company’s shares of revenue and net income in these VIEs were not material to the Company for the three and nine months ended September 30, 2016. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re that was recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $72.0 million and $70.5 million as of September 30, 2016 and December 31, 2015, respectively.
13. Computation of Earnings Per Common Share and Common Share Equivalent
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Basic earnings per common share & common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$70,601	$27,282	$136,268	$978,602
Weighted average common shares outstanding, in thousands - basic	273,660	301,867	282,442	282,506
Basic earnings per common share & common share equivalents outstanding	$0.26	$0.09	$0.48	$3.46

Diluted earnings per common share & common share equivalents outstanding:
Weighted average common shares outstanding - basic	273,660	301,867	282,442	282,506
Impact of share-based compensation	3,434	5,087	3,683	4,967
Weighted average common shares outstanding - diluted	277,094	306,954	286,125	287,473
Diluted earnings per common share & common share equivalents outstanding	$0.25	$0.09	$0.48	$3.40
Dividends per common share	$0.20	$0.20	$0.60	$0.52
For the three months ended September 30, 2016 and 2015, and for the nine months ended September 30, 2016 and 2015, common shares available for issuance under share-based compensation plans of 7.8 million and 2.6 million, respectively, and

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.3 million and 2.4 million, respectively, were not included in the calculation of diluted earnings per common share because the assumed exercise or issuance of such shares would be anti-dilutive.
14. Commitments and Contingencies
(a) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts as of September 30, 2016 provide credit support for a variety of collateral types with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long-dated bonds and bank perpetual securities, including some issued by European financial institutions. As of September 30, 2016 and December 31, 2015, the total gross claim liability recorded was nil and the contracts had a weighted average contractual term to maturity of 23.4 years and 24.2 years, respectively.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. As of September 30, 2016, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of September 30, 2016.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of September 30, 2016, no such disclosures were considered necessary.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and nine months ended September 30, 2016 and 2015 are as follows:

Three months ended September 30, 2016 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,475,078	$(53,383)	$10,401	$(25,590)	$2,081	$1,408,587
OCI before reclassifications	203,451	—	45,185	4,037	—	252,673
Amounts reclassified from AOCI	(150,482)	1,497	—	—	(47)	(149,032)
Tax benefit (expense)	8,600	(36)	(987)	—	—	7,577
Net current period OCI - net of tax	61,569	1,461	44,198	4,037	(47)	111,218
Balance, end of period, net of tax	$1,536,647	$(51,922)	$54,599	$(21,553)	$2,034	$1,519,805

Three months ended September 30, 2015 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,168,964	$(64,614)	$(9,508)	$(21,143)	$2,475	$1,076,174
OCI before reclassifications	(4,334)	—	(24,267)	93	—	(28,508)
Amounts reclassified from AOCI	(94,393)	2,318	—	—	12	(92,063)
Tax benefit (expense)	(2,213)	(181)	1,873	—	—	(521)
Net current period OCI - net of tax	(100,940)	2,137	(22,394)	93	12	(121,092)
Balance, end of period, net of tax	$1,068,024	$(62,477)	$(31,902)	$(21,050)	$2,487	$955,082

Nine months ended September 30, 2016 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	1,171,094	—	101,687	3,088	—	1,275,869
Amounts reclassified from AOCI	(379,974)	5,618	—	—	(134)	(374,490)
Tax benefit (expense)	(57,567)	(38)	(10,585)	—	—	(68,190)
Net current period OCI - net of tax	733,553	5,580	91,102	3,088	(134)	833,189
Balance, end of period, net of tax	$1,536,647	$(51,922)	$54,599	$(21,553)	$2,034	$1,519,805

Nine months ended September 30, 2015 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	(294,341)	—	(28,225)	(261)	—	(322,827)
Amounts reclassified from AOCI	(256,731)	13,916	—	—	119	(242,696)
Tax benefit (expense)	28,982	(346)	7,511	—	—	36,147
Net current period OCI - net of tax	(522,090)	13,570	(20,714)	(261)	119	(529,376)
Balance, end of period, net of tax	$1,068,024	$(62,477)	$(31,902)	$(21,050)	$2,487	$955,082
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). Upon completion of the GreyCastle Life Retro Arrangements, no further Shadow Adjustments were recorded. As of December 31, 2015, the cumulative impact of the Shadow Adjustments was $274.4 million. During the nine months ended September 30, 2016, net movements of $(27.8) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $246.6 million as of September 30, 2016.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and nine months ended September 30, 2016 and 2015 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(150,661)	$(97,761)	$(407,106)	$(247,339)	Net realized gains (losses) on investments sold and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets
	10,019	44,036	64,977	79,158	OTTI on investments
	(5,309)	(40,668)	(33,314)	(88,550)	Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets
	(4,531)	—	(4,531)	—	Income (loss) from investment fund affiliates
	$(150,482)	$(94,393)	$(379,974)	$(256,731)	Total before tax
	5,291	1,253	8,501	5,034	Provision (benefit) for income tax
	$(145,191)	$(93,140)	$(371,473)	$(251,697)	Net of tax
OTTI losses recognized in OCI:
	$1,497	$1,617	$5,876	$13,086	Net realized gains (losses) on investments sold
	—	701	(258)	830	OTTI on investments transferred to (from) OCI
	$1,497	$2,318	$5,618	$13,916	Total before tax
	(36)	(10)	(38)	(25)	Provision (benefit) for income tax
	$1,461	$2,308	$5,580	$13,891	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(47)	$12	$(134)	$119	Interest Expense
	—	—	—	—	Provision (benefit) for income tax
	$(47)	$12	$(134)	$119	Net of tax

Total reclassifications for the period, gross of tax	$(149,032)	$(92,063)	$(374,490)	$(242,696)
Tax benefit (expense)	5,255	1,243	8,463	5,009
Total reclassifications for the period, net of tax	$(143,777)	$(90,820)	$(366,027)	$(237,687)
16. Guarantor Financial Information
The following tables present condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 for XL-Bermuda, XL-Cayman, a 100% owned subsidiary of XL-Bermuda, and XL-Bermuda's other subsidiaries (excluding XL-Ireland), which are all 100% directly or indirectly owned subsidiaries of XL-Cayman. For purposes of this disclosure, the 2016 results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, have been included within the results of XL-Bermuda. See Note 1, "Basis of Preparation and Consolidation" for information regarding changes in the Company's organizational structure as a result of the Redomestication. For a discussion of debt instruments issued by XL-Cayman, see Note 10, "Notes Payable and Debt and Financing Arrangements."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$676,964	$32,948,108	$—	$33,625,072
Total investments trading	—	—	1,633,051	—	1,633,051
Investments in affiliates	—	—	2,118,489	—	2,118,489
Other investments	—	897	1,260,041	—	1,260,938
Total investments	$—	$677,861	$37,959,689	$—	$38,637,550
Cash and cash equivalents	12,875	14,495	3,365,907	—	3,393,277
Restricted cash	—	—	150,118	—	150,118
Investments in subsidiaries	11,791,273	14,923,541	—	(26,714,814)	—
Accrued investment income	65	3,350	282,154	(65)	285,504
Deferred acquisition costs and value of business acquired	—	—	989,733	—	989,733
Ceded unearned premiums	—	—	1,917,127	—	1,917,127
Premiums receivable	—	—	5,925,969	—	5,925,969
Reinsurance balances receivable	—	—	524,343	—	524,343
Unpaid losses and loss expenses recoverable	—	—	5,481,882	—	5,481,882
Receivable from investments sold	—	—	105,781	—	105,781
Goodwill and other intangible assets	—	—	2,234,071	—	2,234,071
Deferred tax asset	—	—	219,905	—	219,905
Amounts due from subsidiaries/parent	—	196,014	173,821	(369,835)	—
Other assets	2,294	40,938	863,558	—	906,790
Total assets	$11,806,507	$15,856,199	$60,194,058	$(27,084,714)	$60,772,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$26,170,383	$—	$26,170,383
Deposit liabilities	—	—	1,138,789	—	1,138,789
Future policy benefit reserves	—	—	3,721,451	—	3,721,451
Funds withheld on GreyCastle life retrocession arrangements	—	—	1,283,055	—	1,283,055
Unearned premiums	—	—	7,724,957	—	7,724,957
Notes payable and debt	—	2,647,000	—	—	2,647,000
Reinsurance balances payable	—	—	2,698,185	—	2,698,185
Payable for investments purchased	—	—	370,456	—	370,456
Deferred tax liability	—	—	108,996	—	108,996
Amounts due to subsidiaries/parent	173,821	—	196,014	(369,835)	—
Other liabilities	20,520	73,426	1,221,952	—	1,315,898
Total liabilities	$194,341	$2,720,426	$44,634,238	$(369,835)	$47,179,170

Shareholders’ Equity:
Shareholders’ equity attributable to XL Group Ltd	$11,612,166	$11,791,273	$14,923,541	$(26,714,814)	$11,612,166
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	636,279	(65)	1,980,714
Total shareholders’ equity	$11,612,166	$13,135,773	$15,559,820	$(26,714,879)	$13,592,880
Total liabilities and shareholders’ equity	$11,806,507	$15,856,199	$60,194,058	$(27,084,714)	$60,772,050
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Basis of Preparation and Consolidation." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$516,425	$33,237,473	$—	$33,753,898
Total investments trading	—	—	1,296,029	—	1,296,029
Investments in affiliates	—	—	1,708,899	—	1,708,899
Other investments	—	877	1,432,180	—	1,433,057
Total investments	$—	$517,302	$37,674,581	$—	$38,191,883
Cash and cash equivalents	11,557	369,997	2,874,682	—	3,256,236
Restricted cash	—	—	154,992	—	154,992
Investments in subsidiaries	11,648,673	15,836,651	—	(27,485,324)	—
Accrued investment income	—	2,323	310,344	—	312,667
Deferred acquisition costs and value of business acquired	—	—	890,568	—	890,568
Ceded unearned premiums	—	—	1,821,793	—	1,821,793
Premiums receivable	—	—	4,712,493	—	4,712,493
Reinsurance balances receivable	—	—	418,666	—	418,666
Unpaid losses and loss expenses recoverable	—	—	5,262,706	—	5,262,706
Receivable from investments sold	—	—	231,158	—	231,158
Goodwill and other intangible assets	—	—	2,210,266	—	2,210,266
Deferred tax asset	—	—	282,311	—	282,311
Amounts due from subsidiaries/parent	33,417	—	1,054,177	(1,087,594)	—
Other assets	2,748	44,570	889,881	—	937,199
Total assets	$11,696,395	$16,770,843	$58,788,618	$(28,572,918)	$58,682,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$25,439,744	$—	$25,439,744
Deposit liabilities	—	—	1,168,376	—	1,168,376
Future policy benefit reserves	—	—	4,163,500	—	4,163,500
Funds withheld on GreyCastle life retrocession arrangements	—	—	914,629	—	914,629
Unearned premiums	—	—	7,043,358	—	7,043,358
Notes payable and debt	—	2,644,970	—	—	2,644,970
Reinsurance balances payable	—	—	2,117,727	—	2,117,727
Payable for investments purchased	—	—	130,060	—	130,060
Deferred tax liability	—	—	120,651	—	120,651
Amounts due to subsidiaries/parent	—	1,087,594	—	(1,087,594)	—
Other liabilities	19,316	45,106	1,221,038	—	1,285,460
Total liabilities	$19,316	$3,777,670	$42,319,083	$(1,087,594)	$45,028,475

Shareholders’ Equity:
Shareholders’ equity attributable to XL Group plc	$11,677,079	$11,648,673	$15,836,651	$(27,485,324)	$11,677,079
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	632,884	—	1,977,384
Total shareholders’ equity	$11,677,079	$12,993,173	$16,469,535	$(27,485,324)	$13,654,463
Total liabilities and shareholders’ equity	$11,696,395	$16,770,843	$58,788,618	$(28,572,918)	$58,682,938

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
Revenues:
Net premiums earned	$—	$—	$2,434,037	$—	$2,434,037
Total net investment income	75	2,463	206,323	910	209,771
Total net realized gains (losses) on investments	—	370	143,257	49	143,676
Net realized and unrealized gains (losses) on derivative instruments	—	—	5,490	—	5,490
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(225,610)	—	(225,610)
Income (loss) from investment fund affiliates	—	—	12,156	—	12,156
Fee income and other	—	—	8,600	—	8,600
Total revenues	$75	$2,833	$2,584,253	$959	$2,588,120
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,491,803	$—	$1,491,803
Claims and policy benefits	—	—	5,875	—	5,875
Acquisition costs	—	—	403,888	—	403,888
Operating expenses	19,979	5,625	482,854	—	508,458
Exchange (gains) losses	(180)	32	(1,547)	—	(1,695)
Loss (Gain) on sale of subsidiary	—	—	(3,670)	—	(3,670)
Interest expense	10	35,320	14,115	—	49,445
Total expenses	$19,809	$40,977	$2,393,318	$—	$2,454,104
Income (loss) before income tax and income (loss) from operating affiliates	$(19,734)	$(38,144)	$190,935	$959	$134,016
Income (loss) from operating affiliates	—	—	12,410	—	12,410
Gain on sale of operating affiliate	—	—	—	—	—
Equity in net earnings (losses) of subsidiaries	90,335	164,390	—	(254,725)	—
Provision (benefit) for income tax	—	—	17,749	—	17,749
Net income (loss)	$70,601	$126,246	$185,596	$(253,766)	$128,677
Non-controlling interests	—	35,911	22,240	(75)	58,076
Net income (loss) attributable to common shareholders	$70,601	$90,335	$163,356	$(253,691)	$70,601

Comprehensive income (loss)	$181,819	$201,553	$274,574	$(476,127)	$181,819
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Basis of Preparation and Consolidation." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$2,423,552	$—	$2,423,552
Total net investment income	20	2,522	222,006	598	225,146
Total net realized gains (losses) on investments	—	10,291	51,115	(9,999)	51,407
Net realized and unrealized gains (losses) on derivative instruments	—	—	(7,903)	—	(7,903)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(126,140)	—	(126,140)
Income (loss) from investment fund affiliates	—	—	(3,715)	—	(3,715)
Fee income and other	—	—	7,355	—	7,355
Total revenues	$20	$12,813	$2,566,270	$(9,401)	$2,569,702
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,464,285	$—	$1,464,285
Claims and policy benefits	—	—	22,579	—	22,579
Acquisition costs	—	—	409,173	—	409,173
Operating expenses	34,514	2,289	533,339	—	570,142
Exchange (gains) losses	(16)	135	11,542	—	11,661
Interest expense	9	35,623	16,297	—	51,929
Total expenses	$34,507	$38,047	$2,457,215	$—	$2,529,769
Income (loss) before income tax and income (loss) from operating affiliates	$(34,487)	$(25,234)	$109,055	$(9,401)	$39,933
Income (loss) from operating affiliates	—	—	8,196	—	8,196
Gain on sale of operating affiliate	—	—	—	—	—
Equity in net earnings (losses) of subsidiaries	61,769	122,593	—	(184,362)	—
Provision (benefit) for income tax	—	—	(37,042)	—	(37,042)
Net income (loss)	$27,282	$97,359	$154,293	$(193,763)	$85,171
Non-controlling interests	—	35,590	22,319	(20)	57,889
Net income (loss) attributable to common shareholders	$27,282	$61,769	$131,974	$(193,743)	$27,282

Comprehensive income (loss)	$(93,810)	$(59,323)	$10,882	$48,441	$(93,810)

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
Revenues:
Net premiums earned	$—	$—	$7,320,859	$—	$7,320,859
Total net investment income	251	7,344	621,554	1,896	631,045
Total net realized gains (losses) on investments	—	1,623	337,471	1,949	341,043
Net realized and unrealized gains (losses) on derivative instruments	—	—	2,774	—	2,774
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(691,432)	—	(691,432)
Income (loss) from investment fund affiliates	—	—	20,756	—	20,756
Fee income and other	—	—	27,724	—	27,724
Total revenues	$251	$8,967	$7,639,706	$3,845	$7,652,769
Expenses:
Net losses and loss expenses incurred	$—	$—	$4,506,674	$—	$4,506,674
Claims and policy benefits	—	—	16,294	—	16,294
Acquisition costs	—	—	1,227,675	—	1,227,675
Operating expenses	22,753	8,191	1,515,416	—	1,546,360
Exchange (gains) losses	(633)	(140)	(53,841)	—	(54,614)
Loss (Gain) on sale of subsidiary	—	—	(3,670)	—	(3,670)
Interest expense	(5)	105,666	51,825	—	157,486
Total expenses	$22,115	$113,717	$7,260,373	$—	$7,396,205
Income (loss) before income tax and income (loss) from operating affiliates	$(21,864)	$(104,750)	$379,333	$3,845	$256,564
Income (loss) from operating affiliates	—	—	46,478	—	46,478
Gain on sale of operating affiliate	—	—	—	—	—
Equity in net earnings (losses) of subsidiaries	157,512	337,284	—	(494,796)	—
Provision (benefit) for income tax	(620)	—	43,131	—	42,511
Net income (loss)	$136,268	$232,534	$382,680	$(490,951)	$260,531
Non-controlling interests	—	75,022	49,492	(251)	124,263
Net income (loss) attributable to common shareholders	$136,268	$157,512	$333,188	$(490,700)	$136,268

Comprehensive income (loss)	$969,457	$990,701	$1,166,377	$(2,157,078)	$969,457
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Basis of Preparation and Consolidation." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$5,839,605	$—	$5,839,605
Total net investment income	154	8,222	645,776	2,711	656,863
Total net realized gains (losses) on investments	—	14,092	148,908	(8,735)	154,265
Net realized and unrealized gains (losses) on derivative instruments	—	12,365	44,762	—	57,127
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(116,333)	—	(116,333)
Income (loss) from investment fund affiliates	—	—	62,991	—	62,991
Fee income and other	—	—	23,095	—	23,095
Total revenues	$154	$34,679	$6,648,804	$(6,024)	$6,677,613
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,385,307	$—	$3,385,307
Claims and policy benefits	—	—	64,047	—	64,047
Acquisition costs	—	—	904,486	—	904,486
Operating expenses	40,230	7,731	1,355,191	—	1,403,152
Exchange (gains) losses	(287)	117	49,595	—	49,425
Interest expense	11	108,097	44,926	—	153,034
Total expenses	$39,954	$115,945	$5,803,552	$—	$5,959,451
Income (loss) before income tax and income (loss) from operating affiliates	$(39,800)	$(81,266)	$845,252	$(6,024)	$718,162
Income (loss) from operating affiliates	—	—	40,326	—	40,326
Gain on sale of operating affiliate	—	—	340,407	—	340,407
Equity in net earnings (losses) of subsidiaries	1,018,186	1,173,783	—	(2,191,969)	—
Provision (benefit) for income tax	(216)	245	20,106	—	20,135
Net income (loss)	$978,602	$1,092,272	$1,205,879	$(2,197,993)	$1,078,760
Non-controlling interests	—	74,086	26,226	(154)	100,158
Net income (loss) attributable to common shareholders	$978,602	$1,018,186	$1,179,653	$(2,197,839)	$978,602

Comprehensive income (loss)	$449,226	$488,810	$650,277	$(1,139,087)	$449,226

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$921,608	$230,877	$1,812,974	$(2,315,848)	$649,611
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$300,452	$9,864,257	$(583,466)	$9,581,243
Proceeds from redemption of fixed maturities and short-term investments	—	65,881	2,944,277	—	3,010,158
Proceeds from sale of equity securities	—	—	411,330	—	411,330
Purchases of fixed maturities and short-term investments	—	(526,206)	(11,614,305)	583,466	(11,557,045)
Purchases of equity securities	—	—	(611,086)	—	(611,086)
Proceeds from sale of affiliates	—	—	325,050	—	325,050
Purchases of affiliates	—	—	(556,548)	—	(556,548)
Purchase of subsidiaries, net of acquired cash	—	—	(92,893)	—	(92,893)
Proceeds from sale of subsidiary, net of cash sold	—	—	19,144	—	19,144
Returns of capital from subsidiaries	149,458	465,203	—	(614,661)	—
Change in restricted cash	—	—	4,874	—	4,874
Other, net	—	—	193,392	—	193,392
Net cash provided by (used in) investing activities	$149,458	$305,330	$887,492	$(614,661)	$727,619
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$5,735	$—	$—	$—	$5,735
Buybacks of common shares	(906,137)	—	—	—	(906,137)
Dividends paid on common shares	(169,346)	(700,063)	(1,615,785)	2,315,848	(169,346)
Return of capital	—	(149,458)	(465,203)	614,661	—
Distributions to non-controlling interests	—	(42,188)	(51,282)	—	(93,470)
Contributions from non-controlling interests	—	—	6,394	—	6,394
Repayment of debt	—	—	(8,248)	—	(8,248)
Deposit liabilities	—	—	(63,488)	—	(63,488)
Net cash provided by (used in) financing activities	$(1,069,748)	$(891,709)	$(2,197,612)	$2,930,509	$(1,228,560)
Effects of exchange rate changes on foreign currency cash	—	—	(11,629)	—	(11,629)
Increase (decrease) in cash and cash equivalents	$1,318	$(355,502)	$491,225	$—	$137,041
Cash and cash equivalents – beginning of period	11,557	369,997	2,874,682	—	3,256,236
Cash and cash equivalents – end of period	$12,875	$14,495	$3,365,907	$—	$3,393,277
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Basis of Preparation and Consolidation." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$319,352	$1,422,263	$(959,067)	$(273,048)	$509,500
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$1,461,428	$9,467,177	$(359,897)	$10,568,708
Proceeds from redemption of fixed maturities and short-term investments	—	161,989	2,625,881	—	2,787,870
Proceeds from sale of equity securities	—	—	443,941	—	443,941
Purchases of fixed maturities and short-term investments	—	(1,174,294)	(11,906,540)	359,897	(12,720,937)
Purchases of equity securities	—	—	(436,622)	—	(436,622)
Proceeds from sale of affiliates	—	—	724,382	—	724,382
Purchases of affiliates	—	—	(94,745)	—	(94,745)
Purchase of subsidiaries, net of acquired cash	(2,287,579)	(2,317,699)	1,267,564	2,317,699	(1,020,015)
Proceeds from sale of subsidiary, net of cash sold	2,317,699	—	—	(2,317,699)	—
Returns of capital from subsidiaries	65,037	—	—	(65,037)	—
Change in restricted cash	—	—	(147,810)	—	(147,810)
Other, net	—	—	(138,168)	—	(138,168)
Net cash provided by (used in) investing activities	$95,157	$(1,868,576)	$1,805,060	$(65,037)	$(33,396)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$7,904	$—	$—	$—	$7,904
Buybacks of common shares	(292,269)	—	—	—	(292,269)
Dividends paid on common shares	(149,030)	(273,048)	—	273,048	(149,030)
Return of capital	—	(65,037)	—	65,037	—
Distributions to non-controlling interests	—	(41,490)	(39,151)	—	(80,641)
Contributions from non-controlling interests	—	—	10,292	—	10,292
Proceeds from issuance of debt	—	980,600	—	—	980,600
Net proceeds from affiliated notional cash pooling programs (1)	—	(43,293)	—	43,293	—
Deposit liabilities	—	—	(79,944)	—	(79,944)
Net cash provided by (used in) financing activities	$(433,395)	$557,732	$(108,803)	$381,378	$396,912
Effects of exchange rate changes on foreign currency cash	—	—	(54,760)	—	(54,760)
Increase (decrease) in cash and cash equivalents	$(18,886)	$111,419	$682,430	$43,293	$818,256
Cash and cash equivalents – beginning of period	22,443	86,263	2,456,401	(43,293)	2,521,814
Cash and cash equivalents – end of period	$3,557	$197,682	$3,138,831	$—	$3,340,070
____________

(1)	Net proceeds from affiliated notional cash pooling arrangements reflect the net impact of bank transfers to settle overdraft positions within the Company's multi-currency cash pool.
17. Subsequent Event
Hurricane Matthew occurred in early October 2016. Given its recent occurrence, available information is only sufficient to provide a range of the potential impact. Based on information currently available, the Company's preliminary loss estimate related to this event is between $100 million and $200 million. The impact of this event will be reflected in the Company's fourth quarter 2016 results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following is a discussion of our financial condition, liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL-Bermuda"), completed a scheme of arrangement under Irish law that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL-Bermuda and XL-Ireland becoming a subsidiary of XL-Bermuda. See Item 1, Note 1, "Basis of Preparation and Consolidation" to the Unaudited Consolidated Financial Statements included herein. Prior to July 25, 2016, unless the context otherwise indicates, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” "we," "us," or "our" are to XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references to the "Company," "we," "us," or "our" are to XL-Bermuda and its consolidated subsidiaries.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. See "Cautionary Note Regarding Forward-Looking Statements" for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, Part II, Item 1A, "Risk Factors" included herein, and our other documents on file with the SEC, including Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2015.
This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2015.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to common shareholders, proxy statement, Form 10-K, Form 10-Q, Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words "expect," "estimate," "intend," "plan," "believe," "project," "anticipate," "may," "could," or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

▪
changes in the number of insureds and ceding companies impacted or the ultimate number and value of individual claims related to 2016 natural catastrophe events due to the preliminary nature of reports and estimates of loss and damage to date;

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

▪	our ability to successfully implement our business strategy;

▪	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

▪	changes in credit ratings or rating agency policies or practices, which could trigger cancellation provisions in our assumed reinsurance agreements or impact the availability of our credit facilities;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments, that could result in changes to investment valuations;

▪
changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available-for-sale ("AFS") fixed maturity securities before their anticipated recovery;

▪
unanticipated constraints on our liquidity, including the availability of borrowings and letters of credit under our credit facilities, that may inhibit our ability to support our operations, including our ability to underwrite policies and pay claims;

▪	the ability of our subsidiaries to pay dividends to XL-Bermuda, XLIT Ltd. ("XL-Cayman") and Catlin Insurance Company Ltd;

▪	changes in regulators or regulations applicable to our brokers or customers or to us, such as changes in regulatory capital balances that our operating subsidiaries must maintain;

▪
the effects of business disruption, economic contraction or economic sanctions due to unpredictable global political and social conditions such as war, terrorism or other hostilities, cyber-attacks, or pandemics;

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

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Net income (loss) attributable to common shareholders	$70,601	$27,282	158.8%	$136,268	$978,602	(86.1)%
Earnings (loss) per common share – basic	$0.26	$0.09	188.9%	$0.48	$3.46	(86.1)%
Earnings (loss) per common share – diluted	$0.25	$0.09	177.8%	$0.48	$3.40	(85.9)%
Weighted average number of common shares and common share equivalents, in thousands – basic	273,660	301,867	(9.3)%	282,442	282,506	—%
Weighted average number of common shares and common share equivalents, in thousands – diluted	277,094	306,954	(9.7)%	286,125	287,473	(0.5)%
Underwriting profit (loss) - P&C operations	$166,851	$114,118	46.2%	$444,233	$469,733	(5.4)%
Combined ratio - P&C operations	93.1%	95.3%	(2.2)pts	93.9%	91.9%	2.0pts
Net investment income - P&C operations (1)	$162,707	$168,306	(3.3)%	$487,217	$481,699	1.1%
Operating net income (2)	$122,454	$70,792	73.0%	$332,289	$510,965	(35.0)%
Operating net income per common share (2)	$0.44	$0.23	$0.21	$1.16	$1.78	$(0.62)
Annualized return on average common shareholders’ equity (2)	2.4%	0.9%	1.5pts	1.6%	11.9%	(10.3)pts
Annualized operating return on average common shareholders’ equity (2)	4.2%	2.3%	1.9pts	3.8%	6.2%	(2.4)pts
Annualized operating return on average common shareholders’ equity excluding unrealized gains and losses on investments (2)	4.8%	2.6%	2.2pts	4.2%	7.0%	(2.8)pts
Annualized operating return on common shareholders' equity excluding integration costs (2)	5.8%	3.9%	1.9pts	5.5%	7.1%	(1.6)pts
Annualized operating return on common shareholders' equity excluding integration costs and unrealized gains and losses on investments (2)	6.6%	4.3%	2.3pts	6.1%	8.0%	(1.9)pts

(U.S. dollars)	September 30, 2016	June 30, 2016	Change (Three Months)	September 30, 2016	December 31, 2015	Change (Nine Months)
Book value per common share	$42.94	$42.22	$0.72	$42.94	$39.61	$3.33
Fully diluted tangible book value per common share (2)	$34.22	$33.79	$0.43	$34.22	$31.52	$2.70
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structured products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein.

(2)	Represents a non-GAAP financial measure as discussed further below. See "Reconciliation of Non-GAAP Measures" below.

The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:
Net income (loss) attributable to common shareholders ("Net Income") and earnings per common share ("EPS")

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Net income	$70,601	$27,282	158.8%	$136,268	$978,602	(86.1)%
EPS - basic	$0.26	$0.09	188.9%	$0.48	$3.46	(86.1)%
EPS - diluted	$0.25	$0.09	177.8%	$0.48	$3.40	(85.9)%
Three months ended September 30, 2016 vs. 2015: The increases in our net income, basic EPS and diluted EPS for the three months ended September 30, 2016 as compared to the same period of 2015 were largely driven by a decrease in our operating expenses. This decrease can be attributed to integration synergies realized over the past year.
Nine months ended September 30, 2016 vs. 2015: The decreases in our net income, basic EPS and diluted EPS for the nine months ended September 30, 2016 were attributable to movements within our Life retrocession derivative, as discussed in Item 1, Note 7, "Derivative Instruments," to the unaudited consolidated financial statements included herein, as well as increased losses and loss expenses incurred, due to natural catastrophe activity, as noted in our discussion of "Combined Ratio" below, plus the gain on the sale of our operating affiliate, ARX, during the second quarter of 2015.
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
Movements in our underwriting profit (loss) in the three and nine months ended September 30, 2016 and 2015 share similar characteristics and drivers with the Combined ratio, which is discussed below.

Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Loss and loss expense ("loss") ratio	61.3%	60.9%	0.4	61.6%	58.5%	3.1
Acquisition expense ratio	16.6%	16.8%	(0.2)	16.7%	15.5%	1.2
Operating expense ratio	15.2%	17.6%	(2.4)	15.6%	17.9%	(2.3)
Underwriting expense ratio	31.8%	34.4%	(2.6)	32.3%	33.4%	(1.1)
Combined ratio	93.1%	95.3%	(2.2)	93.9%	91.9%	2.0
Three months ended September 30, 2016 vs. 2015: The 2.2 percentage point decrease in our combined ratio was mainly due to integration synergies realized within operating expense.
Nine months ended September 30, 2016 vs. 2015: The 2.0 percentage point increase in our combined ratio was the result of the increase of 3.1 percentage points in the loss ratio, due to increased catastrophe activity, plus the acquisition expense ratio increase of 1.2 percentage points, which was mainly driven by increases in commissions expense in the Insurance segment. These increases were partially offset by integration synergies realized in operating expense.
For further information on our catastrophe losses for the quarter, please see "Significant Items Affecting the Results of Operations" below. For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Investment Activities" below for a discussion of our net investment income for the three and nine months ended September 30, 2016.
Operating net income and Operating net income per common share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to common shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, as defined in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, (8) our expenses related to the Catlin acquisition, (9) our gain on the sale of our interest in our former operating affiliate, ARX Holding Corp. ("ARX"), (10) our gain on the sale of our wholly-owned subsidiary XL Life Insurance and Annuity Company ("XLLIAC"), and (11) a provision (benefit) for income tax on items excluded from operating income.
Although the investment of premiums to generate income (or loss) and realize capital gains (or losses) is an integral part of our operations, the determination to realize capital gains (or losses) is independent of the underwriting process. In addition, under applicable GAAP accounting requirements, losses can be created as the result of other than temporary declines in value and from goodwill impairment charges without actual realization. In this regard, certain users of our financial information, including certain rating agencies, evaluate earnings before tax and capital gains to understand the profitability of the operational sources of income without the effects of these two variables. Furthermore, these users believe that, for many companies, the timing of the realization of capital gains and the recognition of goodwill impairment charges are largely a function of economic and interest rate conditions.
Net realized and unrealized (gains) losses on derivatives include all derivatives entered into by the Company other than certain credit derivatives and the life retrocession embedded derivative. With respect to credit derivatives, because the Company and its insurance company operating affiliates generally hold financial guaranty contracts written in credit default derivative form to maturity, the net effects of the changes in fair value of these credit derivatives are excluded (similar with other companies’ treatment of such contracts), as the changes in fair value each quarter are not indicative of underlying business performance.

Net investment income - Life Funds Withheld Assets, and net realized (gains) losses on the life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, have been excluded because, as a result of the GreyCastle Life Retro Arrangement, XL no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets that support these retrocession arrangements. The returns on the Life Funds Withheld Assets are passed directly to the reinsurer pursuant to a contractual arrangement that is accounted for as a derivative. Therefore, net investment income from the Life Funds Withheld Assets and changes in the fair value of the embedded derivative associated with these GreyCastle Life Retro Arrangements are not relevant to our underlying business performance.
Foreign exchange (gains) losses in the income statement are only one element of the overall impact of foreign exchange fluctuations on XL’s financial position and are not representative of any economic gain or loss made by the Company. Accordingly, it is not a relevant indicator of financial performance and it is excluded.
In summary, we evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business, particularly given that our GAAP results reflect the returns of the Life Funds Withheld Assets. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to common shareholders to operating net income (loss) is provided at "Reconciliation of Non-GAAP Measures" below.
Operating net income per common share is calculated by dividing non-GAAP operating net income by the weighted average number of common shares and common share equivalents outstanding for each period combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
Annualized return on average common shareholders' equity ("ROE")
ROE is another financial measure that we consider important in evaluating our operating performance and view as a key measure of return generated for common shareholders. ROE is calculated by dividing the annualized net income (loss) attributable to common shareholders for any period by the average of the opening and closing shareholders' equity attributable to XL-Bermuda. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line. In addition, among other factors, compensation of our senior officers is dependent on the achievement of our performance goals to enhance common shareholder value as measured by ROE (adjusted for certain items considered to be "non-operating" in nature).
The following table presents our ROE for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
ROE	2.4%	0.9%	1.5pts	1.6%	11.9%	(10.3)pts
Three months ended September 30, 2016 vs. 2015: The increase in our ROE for the three months ended September 30, 2016 as compared to the same period of 2015 was mainly due to an increase in net income, as discussed above.
Nine months ended September 30, 2016 vs. 2015: The decrease in our ROE for the nine months ended September 30, 2016 as compared to the same period of 2015 was mainly due to a decrease in net income, as discussed above.

Annualized operating return on average common shareholders’ equity ("Operating ROE")
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is a widely used measure of any company's profitability that is calculated by dividing non-GAAP annualized operating net income for any period by the average of the opening and closing common shareholders' equity.
The following table presents our Operating ROE for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Operating ROE	4.2%	2.3%	1.9pts	3.8%	6.2%	(2.4)pts
Three months ended September 30, 2016 vs. 2015: The increase in our Operating ROE for the three months ended September 30, 2016 as compared to the same period of 2015 was mainly due to an increase in net income, as discussed above.
Nine months ended September 30, 2016 vs. 2015: The decrease in our Operating ROE for the nine months ended September 30, 2016 compared to the same period of 2015 resulted from increased losses and loss expenses incurred, due to natural catastrophe activity, as noted in our discussion of "Combined Ratio" above.
A reconciliation of Net income (loss) attributable to common shareholders to operating net income (loss) is provided under "Reconciliation of Non-GAAP Measures" below.
Other Operating ROE measures
Annualized operating return on average common shareholders' equity excluding unrealized gains and losses on investments ("Operating ROE ex-UGL") is an additional measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales, which we believe provides a more consistent measure of our performance. Operating ROE ex-UGL is derived by dividing annualized non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding unrealized gains and losses on investments.
Annualized operating return on average common shareholders' equity excluding integration costs ("Operating ROE ex-integration") is an additional measure of our profitability that eliminates the impacts of temporary integration costs related to the Catlin Acquisition. Operating ROE ex-integration is derived by dividing non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity.
Annualized operating return on average common shareholders' equity excluding integration costs and unrealized gains ("Operating ROE ex-integration and UGL") is an additional measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales, and distortions to our performance from temporary integration costs related to the Catlin Acquisition. Operating ROE ex-integration costs and UGL is derived by dividing annualized non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity excluding unrealized gains and losses on investments.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Measures" below.
The following table presents our other Operating ROE measures for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2016	2015	2016 to 2015	2016	2015	2016 to 2015
Operating ROE ex-UGL	4.8%	2.6%	2.2pts	4.2%	7.0%	(2.8)pts
Operating ROE ex-integration costs	5.8%	3.9%	1.9pts	5.5%	7.1%	(1.6)pts
Operating ROE ex-integration costs and UGL	6.6%	4.3%	2.3pts	6.1%	8.0%	(1.9)pts
Three months ended September 30, 2016 vs. 2015: The increase in these measures was mainly the result of the drivers discussed above as part of Operating ROE.
Nine months ended September 30, 2016 vs. 2015: The decrease in these measures was mainly the result of the drivers discussed above as part of Operating ROE.

Book value per common share
We view the change in our book value per common share as an additional measure of our performance, representing the value generated for our common shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per common share is calculated by dividing common shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding common shares at the applicable period end. Book value per common share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Common shares outstanding include all common shares issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per common share as of the dates indicated below:

(U.S. dollars)	September 30, 2016	June 30, 2016	Change (Three Months)	December 31, 2015	Change (Nine Months)
Book value per common share	$42.94	$42.22	$0.72	$39.61	$3.33
Three months ended September 30, 2016: The increase in our book value per common share for the three months ended September 30, 2016 was mainly due to decreases in the number of outstanding shares, which is the result of share buyback activity in the period.
Nine months ended September 30, 2016: The increase in our book value per common share was due to a decrease in the number of common shares outstanding resulting from share buyback activity as well as increases in net income and net unrealized gains on investments, partially offset by payment of dividends.
Fully diluted tangible book value per common share
Fully diluted tangible book value per common share is a non-GAAP financial measure and is calculated by dividing common shareholders' equity excluding intangible assets (as disclosed on the face of the balance sheets) by the number of outstanding common shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. Common shares outstanding include all common shares issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our fully diluted tangible book value per common share as of the dates indicated below:

(U.S. dollars)	September 30, 2016	June 30, 2016	Change (Three Months)	December 31, 2015	Change (Nine Months)
Fully diluted tangible book value per common share	$34.22	$33.79	$0.43	$31.52	$2.70
Three months and nine months ended September 30, 2016: The increase in our fully diluted tangible book value per common share for the three and nine months ended September 30, 2016 was generally a result of the increase of our book value per common share as discussed above. Share buyback activity has less of an accretive benefit with respect to tangible book value per common share.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three and nine months ended September 30, 2016 and 2015 and information about the outstanding shares and shareholders' equity, which are used in various of the non-GAAP measures:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$70,601	$27,282	$136,268	$978,602
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	225,610	126,140	691,432	116,333
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(85,281)	(51,608)	(271,596)	(145,513)
Net investment income - Life Funds Withheld Assets	(38,937)	(46,586)	(119,643)	(143,869)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(1,535)	(8,633)	(5,729)	3,578
Net income (loss) attributable to common shareholders excluding Contribution from Life Retrocession Arrangements	$170,458	$46,595	$430,732	$809,131
Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	(58,395)	201	(69,447)	(8,752)
Net realized and unrealized (gains) losses on derivatives	(5,490)	7,903	(2,774)	(57,127)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	—	(14)	2,231	1,239
Exchange (gains) losses	(160)	20,294	(48,885)	45,847
Expenses related to Catlin acquisition	—	1,245	—	63,048
Loss (gain) on sale of subsidiary	(3,670)	—	(3,670)	—
Gain on sale of operating affiliate	—	—	—	(340,407)
Provision (benefit) for income tax on items excluded from operating income	19,711	(5,432)	24,102	(2,014)
Operating net income (loss)	$122,454	$70,792	$332,289	$510,965
Per common share results:
Net income (loss) attributable to common shareholders	$0.25	$0.09	$0.48	$3.40
Operating net income (loss)	$0.44	$0.23	$1.16	$1.78
Weighted average common shares outstanding:
Basic	273,660	301,867	282,442	282,506
Diluted - For Net income per share	277,094	306,954	286,125	287,473
Diluted - For Operating net income per share	277,094	306,954	286,125	287,473
Return on common shareholders' equity:
Closing common shareholders' equity (at period end)	$11,612,166	$11,938,229	$11,612,166	$11,938,229
Unrealized (gain) loss on investments	$(1,484,725)	$(1,005,547)	$(1,484,725)	$(1,005,547)
Average common shareholders' equity for the period excluding unrealized gains and losses on investments	$10,195,467	$11,037,815	$10,529,464	$9,726,183
Average common shareholders' equity for the period	$11,648,677	$12,092,764	$11,644,623	$10,985,990
Operating net income (loss)	$122,454	$70,792	$332,289	$510,965
Annualized operating net income (loss)	$489,816	$283,168	$443,052	$681,287
Annualized operating net income (loss) (excluding integration costs)	$689,143	$385,638	$640,156	$783,155
Annualized operating return on average common shareholders' equity	4.2%	2.3%	3.8%	6.2%
Annualized operating return on average common shareholders' equity excluding unrealized gains and losses on investments	4.8%	2.6%	4.2%	7.0%
Annualized operating return on average common shareholders' equity excluding integration costs	5.8%	3.9%	5.5%	7.1%
Annualized operating return on average common shareholders' equity excluding integration costs and unrealized gains and losses on investments	6.6%	4.3%	6.1%	8.0%
____________

(1)
Investment results for the Life Funds Withheld Assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. Changes in the fair value of the embedded derivative associated with the GreyCastle Life Retrocession Arrangements are reflected within "Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets" in the reconciliation.

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and nine months ended September 30, 2016 have been affected by, among other things, the following significant items:
1)    The impact of significant large natural catastrophe losses;
2)     The current underwriting environment; and
3)    Market movement impacts on our investment portfolio.
1)     Natural Catastrophe Losses
We experienced a higher level of natural catastrophe losses in the nine months ended September 30, 2016, the largest being the wildfires around Fort McMurray, Alberta, Canada. Additionally, earthquakes in Japan and Ecuador, flooding in Louisiana and West Virginia, Typhoon Meranti in the Phillippines and a combination of other storms across Europe and the United States contributed to our catastrophe losses in the quarter.
The Company's loss estimates are based on its review of individual treaties and policies expected to be impacted, along with available client and industry data. These estimates involve the exercise of considerable judgment. Given that the facts are still developing, as well as the complexities of the nature of the events, there is considerable uncertainty associated with the loss estimates for these events and such estimates are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
For the nine months ended September 30, 2016, our preliminary natural catastrophe loss estimates, net of anticipated reinsurance recoveries and reinstatement premiums are approximately $390 million, or 5.4 loss ratio points. Approximately 52% of these net losses were recognized in our Insurance Segment, and 48% were recognized in our Reinsurance Segment.
In addition, see Item 1, Note 17, "Subsequent Event," to the Unaudited Consolidated Financial Statements included herein for information on our preliminary loss estimate range pertaining to Hurricane Matthew.
2)     The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
The headwinds that strengthened throughout 2015 continued largely unchanged during 2016, although rate decreases did decelerate across some lines. For the three months ended September 30, 2016, rates overall were down 1% compared to the corresponding prior year period. Our Casualty lines were up 1% driven by meaningful rate increases in E&S, environmental and U.S. programs, partially offset by moderate rate decreases in excess casualty lines. Our Specialty businesses were largely flat with improvements in our accident & health lines offset by continued competitive conditions in the aviation lines. Our Professional businesses were down 2%, and our Energy, Property & Construction ("EPC") businesses were down 5%, driven by reductions in the energy book of 7%. For nine months ended September 30, 2016, the trends were slightly worse as rates were off nearly 3% compared to the prior year period.
Gross premiums written in the quarter were down 2%, or $47 million on a reported basis compared to the prior year quarter, and when we normalize for foreign exchange, down less than 1%. However, when you also consider the portfolio "tuning" activities that started in 2015, where decisions were made to exit certain underperforming businesses, we saw growth in the 3% range for the nine months ended September 30, 2016 compared to the prior year period. See "Income Statement Analysis - Insurance," for further discussion of our premium movements.
The trading environment for our core lines of business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three and nine months ended September 30, 2016, we found the underwriting environment to be challenging, but rate decreases continued to decelerate in most classes and regions. For the three months ended September 30, 2016, we experienced rate decreases of approximately 2% across the Reinsurance segment compared to the prior year period.
Despite these rate decreases, our top line grew 7% on a combined basis for the three months ended September 30, 2016 compared to the prior year period after adjusting for foreign exchange and reinstatement premiums, primarily due to new business and share increases. Pricing was down approximately 2.5% for the segment for the nine months ended September 30, 2016 compared to the prior year period.
Our global catastrophe rates fell roughly 4% for the three months ended September 30, 2016 compared to the same period of 2015 and was 5% for the nine months ended September 30, 2016 compared to 8% for the same period of 2015. On the remainder of the property treaty portfolio, rates were also down 2.5%, while our casualty portfolio rates were essentially flat over the prior year three and nine month periods.
Despite continued difficult market conditions, the Reinsurance segment was able to generate an underwriting profit in the quarter by growing profitable business and finding new opportunities while maintaining underwriting discipline.
3)     Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended September 30, 2016, the positive mark to market change of $25.9 million on our AFS investments was primarily driven by an increase in equity markets, partially offset by an increase in U.S. interest rates. This represents an approximately 0.1% appreciation in the average fair market value of assets for the three months ended September 30, 2016.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended September 30, 2016:

	Interest Rate Movement for the three months ended September 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended September 30, 2016 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the three months ended September 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	+15 basis points (5 year Treasury)	-8 basis points (US Corporate A rated)	+4.79% (Global equity market)
		-13 basis points (US Mortgage Master Index)	+3.31% (U.S. equity market)
United Kingdom	-13 basis points (5 year Gilt)	-30 basis points (UK Corporate, AA rated)
Euro-zone	-1 basis points (5 year Bund)	-12 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended September 30, 2016 totaled $58.4 million, including net realized gains of $68.4 million from sales of fixed maturities, partially offset by net realized losses of approximately $10.0 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
During the nine months ended September 30, 2016, the positive mark to market change of $667.2 million on our AFS investments was primarily driven by falling interest rates in our major jurisdictions. This represents an approximately 1.9% appreciation in the average fair market value of investments for the nine months ended September 30, 2016.

The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the nine months ended September 30, 2016:

	Interest Rate Movement for the nine months ended September 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2016 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the nine months ended September 30, 2016 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	-61 basis points (5 year Treasury)	-10 basis points (US Corporate A rated)	+4.78% (Global equity market)
		-10 basis points (US Mortgage Master Index)	+6.08% (U.S. equity market)
United Kingdom	-112 basis points (5 year Gilt)	-14 basis points (UK Corporate, AA rated)
Euro-zone	-53 basis points (5 year Bund)	-5 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the nine months ended September 30, 2016 totaled $69.4 million, including net realized gains of $131.6 million from sales of fixed maturities partially offset by net realized losses of approximately $62.1 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities and monitoring regulatory change.  In addition, as a result of our acquisition of Catlin, we are focused on both successfully integrating our respective businesses, including culture, products, internal controls, procedures and systems, as well as capitalizing on the respective strengths and talents of both organizations.
Catlin Integration
We closed the acquisition of the entire issued share capital of Catlin (the "Catlin Acquisition") on May 1, 2015. Management has been highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this significant acquisition. Following the initial announcement of the proposed Catlin Acquisition, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing. Examples of this include the development of proposed operating models and leadership structures, talent management and system and process integration roadmaps for structural and organizational design changes. These efforts were further broken down into multiple work streams led by an integration steering committee and a project management team that includes colleagues from both organizations. Management, the integration steering committee and the project management team have continued to implement and refine this integration plan since the closing of the Catlin Acquisition. In line with this ongoing work, on October 26, 2016, we announced a realigned property and casualty (“P&C”) operating model.  The new P&C organizational structure will be effective on January 1, 2017 and will consist of four business groups within our two operating segments aligned principally to their patterns of distribution and client focus: Global Lines, International and North America groups in Insurance, with global Reinsurance comprising the fourth group.
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

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at September 30, 2016 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at September 30, 2016 (3)
North Atlantic	Windstorm	July 1, 2016	$1,741	15.5%	$2,810	24.9%
North America	Earthquake	July 1, 2016	1,022	9.1%	1,914	17.0%
Europe	Windstorm	July 1, 2016	740	6.6%	866	7.7%
Japan	Earthquake	July 1, 2016	704	6.2%	967	8.6%
Japan	Windstorm	July 1, 2016	527	4.7%	662	5.9%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

(3)
Adjusted Tangible Capital, a non-GAAP measure, is defined as Total Shareholders’ Equity ($13.6 billion) plus (i) outstanding subordinated notes due 2025 ($493.1 million) and 2045 ($488.7 million) less (ii) Goodwill and Other Intangible Assets ($2.2 billion) and less (iii) Adjusted Accumulated Other Comprehensive Income ($1.1 billion), which is defined as Accumulated Other Comprehensive Income ($1.5 billion) plus Shadow Adjustments, as defined in Item 1, Note 15, "Accumulated Other Comprehensive Income (Loss)," to the Unaudited Consolidated Financial Statements included herein ($246.6 million) less gross unrealized gains resulting from Life Funds Withheld Assets ($693.2 million).

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
Brexit-Related Recent Developments
While Brexit did not materially affect our financial condition or results of operations for the nine months ended September 30, 2016, uncertainties related to the political, monetary, economic and legal impacts of Brexit caused significant financial market volatility. Such uncertainties are expected to continue to have meaningful repercussions in future periods, as it seems likely that the U.K. will not provide formal notice of its decision to exit the E.U. under article 50 of the Treaty on European Union (which starts a negotiation process, expected to last at least two years and which may last considerably longer, related to an agreement on the U.K.'s exit) until early 2017.
We continue to review our European legal entity structure to consider possible changes that may need to be made to preserve our E.U.-domiciled entities’ “passporting” regime. Passporting means that an E.U.-domiciled entity can provide insurance or reinsurance, as applicable, in another E.U. member state while only being regulated by the regulator in its country of domicile. Like the rest of the industry, our considerations are preliminary and at this point it is premature to make any structural determinations. However, at this early stage, we believe that we are well-positioned by virtue of the fact that our primary U.K.-domiciled insurance carrier is structured as a Societas Europea ("SE"), which we anticipate will provide some advantages by allowing us to move the legal entity to another E.U. country during the negotiation period without some of the complexities that would be otherwise involved for other entity structures. In addition, our primary reinsurance carrier is an Irish-domiciled SE.

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
In addition to the potential impact on our ability to passport within the E.U., management is also focused on the impact of Brexit on the free movement of our approximately 2,000 employees within the E.U. A curtailment post-Brexit of free movement of workers between the U.K. and the E.U. could impact the availability and cost of attracting and retaining talent. For more information regarding Brexit, see Item 1A. “Risk Factors” in this Form 10-Q.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Insurance
Our Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, cybertech, accident and health and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our Insurance operations that we believe provide the best return on capital over time. Following the Catlin Acquisition, Insurance lines of business are now divided into the following underwriting divisions: Professional Lines ("Professional"), which we previously referred to as Global Professional Lines; Casualty, which includes the casualty business previously included under International Property and Casualty, and North America Property and Casualty, EPC, which includes the property business previously reported under International Property and Casualty, North America Property and Casualty, and Specialty; and Specialty Lines ("Specialty").

The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$2,153,379	$2,200,196	(2.1)%
Net premiums written	1,615,132	1,664,562	(3.0)%
Net premiums earned	1,653,461	1,632,988	1.3%
Net losses and loss expenses	1,068,268	1,037,727	2.9%
Acquisition costs	221,137	214,773	3.0%
Operating expenses	302,373	334,211	(9.5)%
Underwriting profit (loss)	$61,683	$46,277	33.3%
Net results – structured products	2,353	3,328	(29.3)%
Net fee income and other (expense)	(4,486)	(5,207)	(13.8)%
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Professional	$432,236	$444,891	(2.8)%
Casualty	761,423	766,604	(0.7)%
EPC	473,694	446,131	6.2%
Specialty	486,026	542,570	(10.4)%
Total	$2,153,379	$2,200,196	(2.1)%
Gross premiums written decreased by 2.1%. When evaluated in local currency, our gross premiums written decreased by 0.9%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the British Pound Sterling against the U.S. dollar. Please see the "Significant Items Affecting the Results of Operations - Underwriting Environment" section above for further information on our underwriting strategy, the effects of which are discussed below.
The following is a summary of premium movements by underwriting division:

▪
Professional - decrease of 2.8% is mainly driven by lower new and renewal business in design and commercial errors & omissions business lines, partially offset by an increase in cyber and international financial lines.

▪
Casualty - decrease of 0.7% is attributable to lower retention in excess and surplus lines, and international casualty lines. This decrease was partially offset by increases in new and renewal business in global risk management, North America construction, and the Allied Specialty acquisition.

▪	EPC - increase of 6.2% due to an increase in new business in property international open market and North American property open market business lines.

▪
Specialty - decrease of 10.4% is driven by lower new business in aerospace and equine, livestock and aquaculture, and life, accident and health. These decreases were partially offset by higher new and renewal business in political risk and trade credit.

Net Premiums Written
The decrease of 3.0% largely resulted from the decrease in gross premium written noted above with a minimal increase in ceded premium written.
Net Premiums Earned
The increase of 1.3% is primarily attributable to lower ceded earned premium reflecting reinsurance savings as compared to the prior year quarter, mainly in the EPC division.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.6%	63.5%	1.1
Acquisition expense ratio	13.4%	13.2%	0.2
Operating expense ratio	18.3%	20.5%	(2.2)
Underwriting expense ratio	31.7%	33.7%	(2.0)
Combined ratio	96.3%	97.2%	(0.9)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended		Percentage
	September 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.6%	63.5%	1.1
Prior year reserve development	1.4%	(0.4)%	1.8
Loss ratio excluding prior year development	66.0%	63.1%	2.9
Net natural catastrophe losses	(4.3)%	(0.4)%	(3.9)
Loss ratio excluding prior year development and net natural catastrophe losses	61.7%	62.7%	(1.0)
Loss Ratio - excluding prior year development
The 2.9 percentage point increase in the loss ratio excluding prior year development represents a higher level of catastrophe activity for the three months ended September 30, 2016 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2016 were $63.7 million higher than in the same period of 2015. Excluding prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2016 compared to the same period of 2015 decreased by 1.0 percentage points to 61.7%, primarily due to better attritional loss experience and the favorable impact of underwriting actions implemented over the past year.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by underwriting division relating to the Insurance segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2016	2015
Professional	$(1,870)	$6,311
Casualty	431	(9,775)
EPC	(16,339)	14,587
Specialty	(4,907)	(4,059)
Total	$(22,685)	$7,064
Net favorable prior year reserve development of $22.7 million was mainly attributable to our EPC lines. Favorable net prior year development for EPC was $16.3 million driven by reflecting better than expected reported non-catastrophe loss experience across international property, including reductions in our estimates for certain losses and favorable experience on the 2014 year.

Underwriting Expense Ratio
The decrease of 2.0 percentage points was primarily due to a decrease in the operating expense ratio of 2.2 percentage points. The decrease is a result of synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products decreased 29.3% to $2.4 million from the prior year quarter result of $3.3 million. The results include net investment income of $7.2 million and $8.2 million for the three months ended September 30, 2016 and 2015, respectively, and interest expense of $4.9 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in the net results was mainly due to a reduction of investment income resulting from declining investment yields.
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$565,541	$458,946	23.2%
Net premiums written	518,166	408,654	26.8%
Net premiums earned	778,216	772,752	0.7%
Net losses and loss expenses	423,535	426,558	(0.7)%
Acquisition costs	181,749	189,671	(4.2)%
Operating expenses	67,764	88,682	(23.6)%
Underwriting profit (loss)	$105,168	$67,841	55.0%
Net results – structured products	5,355	1,109	382.9%
Net fee income and other	620	533	16.3%
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Bermuda	$72,687	$83,608	(13.1)%
North America	179,539	113,111	58.7%
London	86,779	78,182	11.0%
EMEA	42,611	50,175	(15.1)%
LAC	183,925	133,870	37.4%
Total	$565,541	$458,946	23.2%

Gross premiums written increased by 23.2% primarily driven by new business, premium adjustments and share change.
The following is a summary of the premium movements by region:

▪	Bermuda - decrease of 13.1% is primarily due to non-renewed business in Property Catastrophe and prior year adjustments on whole account line of business.

▪	North America - increase of 58.7% is largely attributable to new business in Casualty and Property Treaty lines of business and negative premium adjustment in Marine in the prior year.

▪
London - increase of 11.0% is primarily due to new business in Property Catastrophe and Casualty lines of business. Additionally, Casualty share change contributed to the increase which is partially offset by foreign exchange loss.

▪	EMEA - decrease of 15.1% is due to timing of a quota share renewal in Marine line of business in the prior year.

▪
LAC - increase of 37.4% is driven predominantly by the new business in Property Treaty and Credit lines of business. Additionally, our Credit portfolio contributed positive prior year premium adjustment offset by negative premium adjustment in our Crop line of business.

Net Premiums Written
The increase of 26.8% largely resulted from the gross written premium increases as outlined above.
Net Premiums Earned
The increase of 0.7% is mainly attributable to the increase in net written premiums noted above offset by the alignment of ceded earnings in the prior year quarter in London.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	54.4%	55.2%	(0.8)
Acquisition expense ratio	23.4%	24.5%	(1.1)
Operating expense ratio	8.7%	11.5%	(2.8)
Underwriting expense ratio	32.1%	36.0%	(3.9)
Combined ratio	86.5%	91.2%	(4.7)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended		Percentage
	September 30,		Point Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	54.4%	55.2%	(0.8)
Prior year reserve development	4.0%	4.6%	(0.6)
Loss ratio excluding prior year development	58.4%	59.8%	(1.4)
Net natural catastrophe losses	(3.5)%	(3.1)%	(0.4)
Loss ratio excluding prior year development and net natural catastrophe losses	54.9%	56.7%	(1.8)
Loss Ratio - excluding prior year development
The 1.4 percentage point reduction in the loss ratio excluding prior year development in the three months ended September 30, 2016 was primarily as a result of lower levels of large loss activity, as the prior year quarter was impacted by the Tianjin, China port explosion. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2016 were $2.8 million higher than in the same period of 2015. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2016 compared to the same period of 2015 decreased by 1.8 percentage points to 54.9% largely due to Property Catastrophe and Marine, which were each impacted by the Tianjin event.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2016	2015
Property and other short-tail lines	$(30,607)	$(34,080)
Casualty and other long-tail lines	(313)	(1,102)
Total	$(30,920)	$(35,182)
Net favorable prior year reserve development of $30.9 million for the three months ended September 30, 2016 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $30.6 million. Details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $31.1 million favorable, primarily due to favorable losses incurred but not reported ("IBNR") release on older catastrophe and large losses and due to better than expected experience.

▪	For property other lines, net prior year development was $1.8 million favorable mainly due to better than expected experience on attritional losses.

•	For specialty lines, net prior year development was $2.3 million unfavorable due to worse than expected development on large losses, primarily on the Marine book.

▪	Net favorable prior year development for the long-tail lines totaled $0.3 million and details of the significant components are as follows:

•	For casualty lines, net prior year development was $1.7 million unfavorable due to actual experience being worse than expected on older years for Casualty Treaty business.

•	For other lines, net prior year development was $2.0 million favorable largely due to actual experience being better than expected on the whole account book.
Underwriting Expense Ratio
The decrease of 3.9 percentage points was due to a decrease in the operating expense ratio of 2.8%, plus a decrease in the acquisition expense ratio of 1.1%, as follows:

•
Operating expense ratio - decrease was attributable to synergies realized due to the Catlin Acquisition and driven by the adoption of a consistent segment approach to reclassifying expenses to unallocated loss adjustment expenses.

•	Acquisition expense ratio - decrease was driven by a different business mix and lower earnings than the prior year in the Bermuda and London regions.
Net Results - Structured Products
Net results from structured reinsurance products increased to $5.4 million compared to the prior year quarter's result of $1.1 million. The results include net investment income of $6.9 million and $7.4 million for the three months ended September 30, 2016 and 2015, respectively, partially offset by interest expense of $1.5 million and $6.3 million, respectively. The increase in the net results was mainly due to a reduction of interest expense brought about from the commutation of a structured indemnity contract as well as a favorable change in the accretion rate of one of the larger structured indemnity contracts due to a change in the expected cash out flows for that contract.
For further information about our structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Corporate and Other (including Run-Off Life operations)
Our general investment and financing operations are reflected in "Corporate and Other." In addition, results of our run-off life operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As noted in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in May 2014, we ceded the majority of our life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). In November 2015, we ceded the vast majority of our remaining life reinsurance reserves, consisting mainly of U.S. Term business (the "U.S. Term Life Retro Arrangements").
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
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
During the three months ended September 30, 2016, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $1.7 million. Included within this negative result are net realized losses of $2.0 million. Additionally, the net investment result of $8.1 million is offset by a net underwriting loss of $4.7 million and interest expense of $3.2 million on the funds withheld for the U.S. Term Life Retro Arrangements.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income, net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Total Return on Investments (1)	0.7%	0.3%

Other Portfolios (2)
Hedge fund portfolio (3)	0.3%	(0.7)%
Equity portfolio	4.4%	(10.2)%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results. Performance represents the P&C operations and run-off life operations for the three months ended September 30, 2016 and 2015.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the three months ended August 31, 2016 and 2015, respectively, for both equity and non-equity accounted hedge funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended September 30, 2016 and 2015:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net investment income - excluding Life Funds Withheld Assets	$170,834	$178,560	(4.3)%
Net income (loss) from investment affiliates	12,156	(3,715)	N/M
Net realized gains (losses) on investments	58,395	(201)	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	5,490	(7,903)	N/M
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 4.3% compared to the prior year period was primarily due a reduction in investments' yields as a result of rates dropping across our major jurisdictions and cash outflows from the investment portfolio.
We estimate that approximately $3.5 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended September 30, 2016 on our portfolio of 1.9%.
Net Income (Loss) from Investment Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended September 30, 2016, reflected modest gains as compared to the same period of 2015, which was moderately negative. This reflects marginally positive results in our hedge fund investments and solid contributions from our private equity and private credit affiliate funds. In particular, hedge funds pursuing quantitative equity strategies and European-oriented equity strategies were challenged during the quarter, while more directional strategies were positive contributors. The results for the private equity and private credit funds, which are lagged by three months, were generally in line with the prior year's quarterly results.
Net Realized Gains and Losses on Investments
Net realized gains of $58.4 million in the three months ended September 30, 2016 included net realized gains of $68.4 million, which resulted primarily from sales of equities and U.S. Government and Government-Related fixed maturities. These amounts were offset by losses of approximately $10.0 million related to the OTTI charges on certain of our fixed income and equity investments. See Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein for further discussion.
Net realized losses on investments of $0.2 million in the three months ended September 30, 2015 included realized losses of $42.7 million related to the write-down of certain of our structured securities and medium term notes with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $42.5 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivative instruments of $5.5 million in the three months ended September 30, 2016 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from operating affiliates	$12,410	$8,196	51.4%
Exchange (gains) losses	(1,695)	11,661	N/M
Corporate operating expenses	126,308	135,500	(6.8)%
Loss (gain) on sale of subsidiary	(3,670)	—	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(225,610)	(126,140)	78.9%
Interest expense (1)	43,025	40,798	5.5%
Income tax expense (benefit)	17,749	(37,042)	N/M
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2016 and 2015:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from investment manager affiliates	$6,753	$5,943	13.6%
Net income (loss) from strategic operating affiliates	5,657	2,253	N/M
Net income (loss) from operating affiliates	$12,410	$8,196	51.4%
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates Investments
The results for the three months ended September 30, 2016, principally, reflects solid contributions from our larger manager affiliates in the quarter and are slightly above the results from the same period of 2015.
Net Income from Strategic Operating Affiliates
The significant increase was largely due to the premiums generated by a new operating affiliate writing U.S. homeowners' insurance.
Exchange Gains and Losses
The foreign exchange gains of $1.7 million in the three months ended September 30, 2016 were principally a result of the impact of the strengthening of the U.S. dollar against our British Pound Sterling denominated liabilities held in U.S. dollar denominated units. This was partially offset by the effect of the weakening of the U.S. dollar against the Australian dollar on net monetary liabilities in that currency. In the three months ended September 30, 2015, foreign exchange losses of $11.7 million were a result of an overall strengthening of the U.S. dollar against many of our major currency exposures, most notably Canadian and Australian dollars.
Gain on Sale of Subsidiary
See Item 1, Note 3(b), "Acquisitions and Disposals - Sale of Life Insurance Subsidiary," for further information.
Corporate Operating Expenses
The decrease of 6.8% was primarily due to lower integration expenses in regards to the Catlin Acquisition and synergies realized during the past year.

Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company entered into GreyCastle Life Retro Arrangements, as described in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
Interest expense on our debt remained consistent with the prior year period. For further information about our debt financing, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
A tax charge of $17.7 million and tax benefit of $37.0 million were incurred in the three months ended September 30, 2016 and 2015, respectively. The tax charge recognized in these periods reflects the combination of our expected full year effective tax rate applicable to each of the years applied to our pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income and discrete tax adjustments which are not part of the effective tax rate with respect to operating income. The tax on items excluded from operating net income is calculated at the applicable jurisdictional tax rate.
Segment Results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$7,169,363	$6,074,387	18.0%
Net premiums written	4,899,258	4,155,442	17.9%
Net premiums earned	4,944,055	4,008,200	23.3%
Net losses and loss expenses	3,163,599	2,551,044	24.0%
Acquisition costs	679,009	476,876	42.4%
Operating expenses	922,273	834,829	10.5%
Underwriting profit (loss)	$179,174	$145,451	23.2%
Net results – structured products	6,340	9,634	(34.2)%
Net fee income and other (expense)	(12,097)	(14,705)	(17.7)%
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting division for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Professional	$1,226,425	$1,248,737	(1.8)%
Casualty	2,373,698	2,174,318	9.2%
EPC	1,855,647	1,423,479	30.4%
Specialty	1,713,593	1,227,853	39.6%
Total	$7,169,363	$6,074,387	18.0%
Gross premiums written increased by 18.0%, primarily due to the Catlin Acquisition. When evaluated in local currency, our gross premiums written increased by 19.5%. The unfavorable foreign exchange on our gross premiums written was mainly due to a weakening of the Euro and British Pound Sterling against the U.S. dollar impacting business written in these currencies.

The following is a summary of other premium movements by underwriting division:

▪	Professional - decrease of 1.8% primarily in North America professional and commercial errors and omissions business lines, partially offset by modest growth in the cyber business line.

▪
Casualty - increase of 9.2% is largely a result of the Catlin Acquisition and related to global risk management, North American construction, excess and surplus, and international casualty. Additionally, the Allied Acquisition contributed to the increase in premiums. Compared to the combined books in the prior year, premiums decreased due to rate pressures in several lines.

▪
EPC - increase of 30.4% with increases across all lines of business following the Catlin Acquisition. Compared to the combined books in the prior year, and excluding the effects of foreign exchange, premiums increased slightly, generally in core property lines.

▪
Specialty - increase of 39.6% with improvements across all lines of business following the Catlin Acquisition. Compared to the combined books in the prior year, and excluding the effects of foreign exchange, premiums decreased slightly most notably in the aerospace and marine business lines.

Net Premiums Written
The increase of 17.9% largely resulted from the increase in gross premiums written due to the Catlin Acquisition, partially offset by increases in ceded premium written due to a change in our ceded reinsurance strategy with greater emphasis on enterprise wide composite and whole account covers, ultimately improving our risk/return profile.
Net Premiums Earned
The increase of 23.3% is mainly attributable to the increase in net premiums written as noted above, plus the effects of the change in our ceded reinsurance strategy noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.0%	63.6%	0.4
Acquisition expense ratio	13.7%	11.9%	1.8
Operating expense ratio	18.7%	20.9%	(2.2)
Underwriting expense ratio	32.4%	32.8%	(0.4)
Combined ratio	96.4%	96.4%	—
The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the nine months ended September 30, 2016:

	Nine Months Ended		Percentage
	September 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	64.0%	63.6%	0.4
Prior year reserve development	1.4%	1.0%	0.4
Loss ratio excluding prior year development	65.4%	64.6%	0.8
Net natural catastrophe losses	(4.2)%	(2.1)%	(2.1)
Loss ratio excluding prior year development and net natural catastrophe losses	61.2%	62.5%	(1.3)
Loss Ratio - excluding prior year development
The 0.8 percentage point increase in the loss ratio excluding prior year development was primarily due to an increase in natural catastrophe activity year over year, partially offset by the incorporation of the acquired businesses, the non-renewal of unprofitable business across the combined books, as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition in the nine months ended September 30, 2016 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the nine months ended September

30, 2016 were $121.7 million higher than in the same period in 2015. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the nine months ended September 30, 2016 compared to the same period of 2015 decreased by 1.3 percentage points to 61.2% due to the favorable impact of underwriting actions and mix of business changes in the Casualty and Specialty product groups.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by underwriting division relating to the Insurance segment for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2016	2015
Professional	$(454)	$13,311
Casualty	(44,865)	(16,334)
EPC	(7,639)	1,360
Specialty	(14,540)	(35,405)
Total	$(67,498)	$(37,068)
Net favorable prior year development of $67.5 million was mainly attributable to the following:

•
For casualty lines, net prior year development was $44.9 million favorable. This was driven by a release of $28.5 million in International Casualty, primarily to reflect better than expected loss experience reported on the general and professional liability books, and $21.5 million in discontinued casualty primarily due to our reassessment of the IBNR provision for a large risk U.S. Casualty portfolio, discontinued prior to 2008, following favorable claims resolutions in recent years.

•	For EPC lines, net prior year development was $7.6 million favorable driven by reflecting better than expected reported non-catastrophe loss experience.

•
For specialty lines, net prior year development was $14.5 million favorable driven by releases of $7.2 million in discontinued specialty relating to reserve releases following the expiration of a policy, and $9.1 million in marine due to better than expected reported loss experience on the cargo, hull and liability businesses. This was partially offset by modest strengthening in accident and health driven by deteriorations in the U.S. and Switzerland books, and in crisis management relating to deteriorations in large losses.

Underwriting Expense Ratio
The increase of 0.4 percentage points was due to increases in the acquisition expense ratio of 1.8 percentage points partially offset by a decrease in the operating expense ratio of 2.2 percentage points, as follows:

▪
Acquisition expense ratio - we experienced a slight increase over the prior year as a result of the Catlin Acquisition, which included a larger share of wholesale specialty business where the acquisition costs were higher than the legacy portfolio, combined with lower commissions received from the ceded business, largely resulting from a higher mix of facultative and other excess of loss protections carrying lower ceding commissions than quota share cessions.

▪	Operating expense ratio - decreased 2.2 percentage points due to synergies realized from the Catlin Acquisition.
Net Results - Structured Products
Net results from structured insurance products decreased 34.2% to $6.3 million from the prior year result of $9.6 million. The results include net investment income of $20.7 million and $23.9 million for the nine months ended September 30, 2016 and 2015, respectively, and net interest expense of $14.4 million and $14.3 million, for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the net results was mainly due to a reduction of investment income resulting from declining investment yields.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Net Fee Income and Other
The decrease compared to the same period of 2015 in net fee income and other expenses was driven by discontinued lines in the Specialty division.

Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Gross premiums written	$3,439,650	$2,066,856	66.4%
Net premiums written	3,018,246	1,854,590	62.7%
Net premiums earned	2,367,772	1,780,829	33.0%
Net losses and loss expenses	1,343,075	834,263	61.0%
Acquisition costs	544,380	419,380	29.8%
Operating expenses	215,258	202,904	6.1%
Underwriting profit (loss)	$265,059	$324,282	(18.3)%
Net results – structured products	5,397	5,085	6.1%
Net fee income and other	2,705	1,981	36.5%
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Bermuda	$891,466	$747,854	19.2%
North America	686,306	466,097	47.2%
London	575,352	235,341	144.5%
EMEA	666,650	336,243	98.3%
LAC	619,876	281,321	120.3%
Total	$3,439,650	$2,066,856	66.4%
Gross premiums written increased by 66.4%, primarily driven by the Catlin Acquisition. The following is a summary of the premium movements by region:

▪	Bermuda - increase of 19.2% is primarily in the Property Catastrophe line of business due to the Catlin Acquisition, plus prior year premium adjustments on the whole account line of business.

▪	North America - increase of 47.2% is largely related to increases in Casualty, Property Treaty and Property Facultative lines of business due to the Catlin Acquisition.

▪	London - significant increase is driven from the Catlin Acquisition, producing a substantial Property Catastrophe portfolio, alongside growth in the Marine and Casualty lines of business.

▪
EMEA - increase is primarily related to substantial new business in Casualty line related to Large New Motors quota share treaties. Also contributing to the increase are Whole Account, which is a new initiative for 2016, and new business in Crop and Property Treaty businesses.

▪	LAC - increase is primarily related to growth in Credit, Crop and Property Catastrophe lines of business.
Net Premiums Written
The increase of 62.7% resulted from the gross written premium increases as outlined above.
Net Premiums Earned
The increase of 33.0% is mainly attributable to the increase in gross premiums written as discussed above. This increase is partially offset by the impact of premiums earned in 2015 from the unearned premium reserve assumed from the Catlin Acquisition, on policies written by the acquired entity prior to the combination of the two companies.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	56.7%	46.8%	9.9
Acquisition expense ratio	23.0%	23.5%	(0.5)
Operating expense ratio	9.1%	11.5%	(2.4)
Underwriting expense ratio	32.1%	35.0%	(2.9)
Combined ratio	88.8%	81.8%	7.0
The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended		Percentage
	September 30,		Change
	2016	2015	2016 to 2015
Loss and loss expense ratio	56.7%	46.8%	9.9
Prior year reserve development	5.4%	8.4%	(3.0)
Loss ratio excluding prior year development	62.1%	55.2%	6.9
Net natural catastrophe losses	(8.2)%	(1.4)%	(6.8)
Loss ratio excluding prior year development and net natural catastrophe losses	53.9%	53.8%	0.1
Loss Ratio - excluding prior year development
The 6.9 percentage point increase in the nine months ended September 30, 2016 was mainly the result of natural catastrophe events, net of recoveries and reinstatement premium, being $163.2 million or 6.8 percentage points higher for the nine months ended September 30, 2016 than in the same period in 2015. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums, the loss ratio increased 0.1 percentage points to 53.9% on attritional losses for the same periods.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2016	2015
Property and other short-tail lines	$(69,028)	$(120,376)
Casualty and other long-tail lines	(59,121)	(28,032)
Total	$(128,149)	$(148,408)
Net favorable prior year reserve development of $128.1 million for the nine months ended September 30, 2016 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $69.0 million. Details of the significant components are as follows:

•
For property catastrophe lines, net prior year development was $54.4 million favorable, primarily due to favorable IBNR release on older cat and large losses and due to better than expected experience.

•
For property other lines, net prior year development was $5.1 million favorable, mainly due to better than expected development on attritional losses on the property business being partially offset by unfavorable development on attritional losses for the crop business.

•	For specialty lines, net prior year development was $9.6 million favorable mainly due to better than expected development on attritional losses mainly on the Marine book.

▪	Net favorable prior year development for the long-tail lines totaled $59.1 million and details of the significant components are as follows:

▪	For casualty lines, net prior year development was $50.4 million favorable due to better than expected development on attritional losses for 2014 and prior underwriting years.

▪	For other lines, net prior year development was $8.7 million favorable largely due to better than expected development on attritional losses on the whole account book.
Underwriting Expense Ratio
The decrease of 2.9 percentage points was mainly due to a decrease in the operating expense ratio of 2.4 percentage points, which was a result of synergies realized from the Catlin Acquisition and the adoption of a consistent segment approach to reclassifying expenses to unallocated loss adjustment expenses.
Net Results - Structured Products
Net results from structured reinsurance products increased 6.1% from the prior year period net results of $5.1 million. The results include net investment income of $20.1 million and $22.8 million for the nine months ended September 30, 2016 and 2015, respectively, interest expense of $14.7 million and $17.4 million, and operating expenses of nil and $0.3 million, for the nine months ended September 30, 2016 and 2015, respectively. The increase in the net results was mainly due to a reduction of interest expense brought about from the commutation of a structured indemnity contract as well as a favorable change in the accretion rate of one of the larger structured indemnity contract due to a change in the expected cash out flows for that contract.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 12, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Corporate and Other (Including Run-Off Life Operations)
Our general investment and financing operations are reflected in "Corporate and Other." In addition, results of our run-off life operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and, since that time, have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As noted in Item 1, Note 1, "Basis of Preparation and Consolidation," in May 2014, we ceded the majority of our life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). In November 2015, we ceded the vast majority of our remaining life reinsurance reserves, consisting mainly of U.S. Term business (the "U.S. Term Life Retro Arrangements").
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
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
During the nine months ended September 30, 2016, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $5.6 million. Included within this result are net realized losses of $7.7 million. Additionally, the net investment result of $24.2 million is partially offset by a net underwriting loss of $12.3 million and interest expense of $9.8 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income, net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Total Return on Investments (1)	3.9%	1.2%

Other Portfolios (2)
Hedge fund portfolio (3)	(1.0)%	3.9%
Equity portfolio	7.6%	(8.5)%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the hedge fund portfolio reflects the nine months ended August 31, 2016 and 2015, respectively, for both equity and non-equity accounted hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net investment income - excluding Life Funds Withheld Assets	$511,402	$512,994	(0.3)%
Net income (loss) from investment fund affiliates	20,756	62,991	(67.0)%
Net realized gains (losses) on investments	69,447	8,752	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	2,774	57,127	(95.1)%
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 0.3% compared to the prior year was primarily due to a reduction in investments' yields as a result of rates dropping across our major jurisdictions offset by the addition of assets to our portfolio as a result of the Catlin Acquisition. See Item 1, Note 3(e), "Acquisitions and Disposals - Catlin Acquisition," to the Unaudited Consolidated Financial Statements for further information.
We estimate that approximately $3.5 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the nine months ended September 30, 2016 on our portfolio of 1.8%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the nine months ended September 30, 2016, despite a 67% decrease from the prior year period, was a modest gain, lagging significantly behind very strong results from the same period of 2015. Hedge fund returns were weak in the first nine months of the year, as poor equity and credit market returns and elevated volatility during the period challenged hedge fund affiliate results. In particular, funds pursuing quantitative equity strategies and market directional strategies, including equity long/short and macro, weighed on results for the nine months. The Company's private equity and private credit funds produced solid performance for the nine months ended September 30, 2016, generally in line with the prior year results for the same period.

Net Realized Gains and Losses on Investments
Net realized gains on investments of $69.4 million in the nine months ended September 30, 2016 included net realized gains of $131.6 million, which resulted primarily from sales of equities and U.S. Government and Government-Related fixed maturities. These amounts were offset by realized losses of approximately $62.1 million related to the OTTI charges on certain of our fixed income and equity investments. For further discussion, see Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Net realized gains on investments of $8.8 million in the nine months ended September 30, 2015 included realized losses of $69.9 million related to the write-down of certain of our structured securities and medium term notes and currency losses with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $78.6 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $2.8 million for the nine months ended September 30, 2016 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from operating affiliates	$46,478	$40,326	15.3%
Gain on sale of operating affiliate	—	340,407	N/M
Exchange (gains) losses	(54,614)	49,425	N/M
Loss (gain) on sale of subsidiary	(3,670)	—	N/M
Corporate operating expenses	372,003	328,930	13.1%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(691,432)	(116,333)	N/M
Interest expense (1)	128,371	121,317	5.8%
Income tax expense	42,511	20,135	N/M
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2016	2015	2016 to 2015
Net income (loss) from investment manager affiliates	$34,424	$18,206	89.1%
Net income (loss) from strategic and other operating affiliates	12,054	22,120	(45.5)%
Net income (loss) from operating affiliates	$46,478	$40,326	15.3%
Net Income from Investment Manager Affiliates
The results for the nine months ended September 30, 2016 reflect an increase in the amount of incentive fees generated by our larger investment manager affiliates relative to the prior year period, as well as a gain from the sale of the Company's interest in one of our service provider stakes in the current year.

Net Income from Strategic and Other Operating Affiliates
The decrease of 45.5% was largely due to the sale of our interest in ARX in 2015, which was one of our larger insurance affiliates that wrote direct U.S. homeowners insurance, as noted in Item 1, Note 3(f), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate," to the Unaudited Consolidated Financial Statements included herein.
Exchange Gains and Losses
The foreign exchange gains of $54.6 million in the nine months ended September 30, 2016 were principally a result of the impact of the strengthening of the U.S. dollar against our British Pound Sterling denominated monetary liabilities held in U.S. dollar denominated units, with additional gains resulting from the effect of the U.S. dollar weakness against the Singapore dollar on net monetary assets in that currency. These gains were partially offset by the effect of the weakening of the U.S. dollar against the Brazilian Real on net monetary liabilities in that currency. In the nine months ended September 30, 2015, foreign exchange losses of $49.4 million were a result of an overall strengthening of the U.S. dollar against many of our major currency exposures, particularly the Euro and the Canadian dollar.
Gain on Sale of Subsidiary
See Item 1, Note 3(b), "Acquisitions and Disposals - Sale of Life Insurance Subsidiary," for further information.
Gain on Sale of Operating Affiliate
See Item 1, Note 3(f), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate," for further information.
Corporate Operating Expenses
The increase of 13.1% was primarily due to higher operational costs associated with the timing of the Catlin Acquisition as noted in Item 1, Note 3(e), "Acquisitions and Disposals - Catlin Acquisition." to the Unaudited Consolidated Financial Statements included herein.
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
Interest Expense
The increase of 5.8% was a result of the overall increase in our debt due to the issuance of subordinated notes in March 2015, as outlined in Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1, Note 10, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Tax charges of $42.5 million and $20.1 million were incurred in the nine months ended September 30, 2016 and 2015, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate applied to pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income, and discrete tax adjustments that are not part of the effective tax rate with respect to operating income. The tax on items excluded from operating net income is calculated at the applicable jurisdictional tax rate.

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
As described in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share the risks and rewards of the underlying performance of the supporting invested assets, the disclosures in this section exclude the Life Funds Withheld Assets.
As of September 30, 2016 and December 31, 2015, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $37.6 billion. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Cash and cash equivalents	$3,393,277	9.0%	$3,256,236	8.7%
Restricted cash	61,885	0.2%	41,860	0.1%
Net receivable/ (payable) for investments sold/ (purchased)	(255,624)	(0.7)%	101,098	0.3%
Accrued investment income	220,663	0.6%	243,409	0.7%
Short-term investments	652,772	1.7%	617,390	1.7%
Fixed maturities - AFS (1):
U.S. Government and Government-Related/Supported	3,933,359	10.5%	5,065,637	13.5%
Corporate - Financials	3,778,344	10.0%	3,561,909	9.5%
Corporate - Non Financials	6,898,869	18.3%	6,900,447	18.5%
RMBS – Agency	4,591,774	12.2%	3,757,971	10.1%
RMBS – Non-Agency	285,927	0.8%	328,540	0.9%
CMBS	296,104	0.8%	405,316	1.1%
CDOs	141,281	0.4%	32,410	0.1%
Other asset-backed securities	973,170	2.6%	1,168,572	3.1%
U.S. States and political subdivisions of the States	2,598,854	6.9%	2,632,070	7.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,642,141	15.0%	5,251,614	14.0%
Total fixed maturities - AFS	$29,139,823	77.5%	$29,104,486	77.8%
Equity securities	1,038,165	2.8%	878,919	2.4%
Investments in affiliates	2,118,489	5.6%	1,708,899	4.6%
Other investments	1,260,938	3.3%	1,433,057	3.7%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$37,630,388	100.0%	$37,385,354	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. As of September 30, 2016 and December 31, 2015, the average credit quality of our total fixed income portfolio was "AA". Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$14,267	45.1%	$14,242	45.1%
AA	6,982	22.1%	7,005	22.3%
A	7,461	23.6%	7,316	23.2%
BBB	2,244	7.0%	2,343	7.4%
BB and below	629	2.0%	577	1.8%
Not rated	81	0.2%	65	0.2%
Total	$31,664	100.0%	$31,548	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $190.8 million as of September 30, 2016 in our AFS portfolio (excluding Life Funds Withheld Assets) that can be attributed to the following significant drivers:

•
gross unrealized losses of $86.6 million related to Government and Government-Related holdings. Securities in a gross unrealized loss position had a fair value of $1.9 billion as of September 30, 2016.

•	gross unrealized losses of $64.8 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $1.4 billion as of September 30, 2016.

•
gross unrealized losses of $14.6 million related to Non-Agency RMBS securities (which consists of our holdings of sub-prime Non-Agency RMBS, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $180.8 million as of September 30, 2016.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position as of September 30, 2016:

(U.S. dollars in thousands)	September 30, 2016
Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(35,706)	$2,931,902
At least 6 months but less than 12 months	(51,948)	584,881
At least 12 months but less than 2 years	(31,472)	522,712
2 years and over	(61,728)	573,067
Total	$(180,854)	$4,612,562
Equities
Less than 6 months	$(8,121)	$297,284
At least 6 months but less than 12 months	(1,804)	12,139
Total	$(9,925)	309,423

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position as of September 30, 2016:

	September 30, 2016
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(25,808)	$570,799
At least 1 year but less than 5 years remaining	(87,223)	1,688,965
At least 5 years but less than 10 years remaining	(32,307)	899,624
At least 10 years but less than 20 years remaining	(3,605)	99,683
At least 20 years or more remaining	(2,463)	55,940
RMBS - Agency	(2,136)	446,479
RMBS - Non-Agency	(14,584)	180,791
CMBS	(2,666)	103,546
CDOs	(2,677)	7,220
Other asset-backed securities	(7,385)	559,515
Total	$(180,854)	$4,612,562
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
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations that currently have a fair value of $70.3 million as of September 30, 2016. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, as of September 30, 2016, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $150 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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

Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 4, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the change in fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. As of September 30, 2016, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position as of September 30, 2016.
As of September 30, 2016, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets by class and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at September 30, 2016	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$3,933,359	$43,650	1.1%
Corporate - Financials	3,778,344	10,207	0.3%
Corporate - Non-Financials	6,898,869	79	—%
RMBS – Agency	4,591,774	—	—%
RMBS – Non-Agency	285,927	—	—%
CMBS	296,104	101	—%
CDOs	141,281	141,281	100.0%
Other asset-backed securities	973,170	1,130	0.1%
U.S. States and political subdivisions of the States	2,598,854	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,642,141	—	—%
Total Fixed maturities, at fair value	$29,139,823	$196,448	0.7%
Equity securities, at fair value	1,038,165	—	—%
Short-term investments, at fair value	652,772	—	—%
Total investments AFS	$30,830,760	$196,448	0.6%
Cash equivalents (1)	1,730,661	—	—%
Other investments (2)	740,556	212,754	28.7%
Other assets (3)	55,494	18,683	33.7%
Total assets carried at fair value	$33,357,471	$427,885	1.3%
Liabilities
Financial instruments sold, but not yet purchased (4)	$—	$—	—%
Other liabilities (5)	43,114	18,640	43.2%
Total liabilities carried at fair value	$43,114	$18,640	43.2%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from Other investments balances are $378.4 million at September 30, 2016 measured using Net Asset Value. Based on new accounting guidance, these investments are excluded from the hierarchy table. In addition, the Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation that are carried at amortized cost, which totaled $142.0 million at September 30, 2016. For further information, see Item 8, Note 8, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015

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
Gross unpaid losses and loss expenses totaled $26.2 billion and $25.4 billion as of September 30, 2016 and December 31, 2015, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the nine months ended September 30, 2016:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2015	$25,439,744	$(5,248,905)	$20,190,839
Losses and loss expenses incurred	5,807,953	(1,303,464)	4,504,489
Losses and loss expenses (paid) / recovered	(4,958,103)	1,126,457	(3,831,646)
Loss reserves acquired	139,621	(36,922)	102,699
Foreign exchange and other	(258,832)	(7,314)	(266,146)
Balance at September 30, 2016	$26,170,383	$(5,470,148)	$20,700,235
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	September 30, 2016	December 31, 2015
Reinsurance balances receivable	$545,264	$439,934
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	11,734	13,801
Reinsurance recoverable on unpaid losses and loss expenses	5,526,259	5,309,782
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(77,032)	(82,145)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$6,006,225	$5,681,372

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
Holding Company Liquidity
As holding companies, XL-Bermuda and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Bermuda's principal uses of liquidity are share-related transactions, including dividend payments to holders of its common shares as well as share buybacks, acquisition activity, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to its parent company and certain corporate operating expenses.
XL-Bermuda's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and common shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, "Statutory Financial Data," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included in our Annual Report on Form 10-K for the year ended December 31, 2015. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Bermuda and XL-Cayman.

Under Bermuda law, XL-Bermuda is required to pay cash dividends from contributed surplus. As of September 30, 2016, XL-Bermuda had $8.2 billion in contributed surplus.
All of our outstanding debt as of September 30, 2016 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Bermuda, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, "Statutory Financial Data," included in our Annual Report on Form 10-K for the year ended December 31, 2015. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
We believe that we have adequate capital resources in the aggregate, and that our subsidiaries have the ability to produce sufficient cash flows, to meet expected claims payments and operational expenses and to provide dividend payments to XL-Cayman and XL-Bermuda. In turn, we anticipate that we will have adequate capital resources, or the access to capital resources, to meet our obligations, including but not limited to dividend payments to our shareholders, interest payments on our senior and subordinated notes and other liabilities as they come due.
Sources of Liquidity
As of September 30, 2016 and December 31, 2015, on a consolidated basis we had cash and cash equivalents of approximately $3.4 billion and $3.3 billion, respectively. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	September 30, 2016	September 30, 2015
Operating activities	$649,611	$509,500
Investing activities	$727,619	$(33,396)
Financing activities	$(1,228,560)	$396,912
Effects of exchange rate changes on foreign currency cash	$(11,629)	$(54,760)
Operating Cash Flows
Historically, cash receipts from operations that are typically derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities have generally provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL-Bermuda and XL-Cayman. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for the casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred in that year, as reported in the consolidated statement of income.
During the nine months ended September 30, 2016, net cash flows provided by operating activities was $649.6 million compared to net cash flows provided by operating activities of $509.5 million for the same period in 2015. The increase is mainly a due to lower operating expenses and acquisition costs during the year, as well as lower claim payments during the nine months ended September 30, 2016 compared to the same period in 2015.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash provided by investing activities was $727.6 million in the nine months ended September 30, 2016 compared to net cash used of $33.4 million for the same period in 2015. The increase in cash flow is mainly attributable to favorable proceeds from the sale and redemptions of fixed maturities and short-term investments compared to purchases, combined with the effect of the Catlin Acquisition in 2015. The increase was partially offset by the purchase of Allied, net of acquired cash, as noted in Item 1, Note 3(c), "Acquisitions and Disposals - Allied Acquisition," to the Unaudited Consolidated Financial Statements included herein as well as the effect of the sale of our operating affiliate, ARX, in 2015 as noted in Item 1, Note 3(f), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate, to the Unaudited Consolidated Financial Statements included herein.

As further outlined in Item 1, Note 6, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities and for other purposes. As of September 30, 2016 and December 31, 2015, the Company had $19.5 billion and $18.3 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 2(i), "Significant Accounting Policies - Cash Equivalents," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 that cash in the amount of $150.1 million as of September 30, 2016 is restricted and has been disclosed as such in our consolidated balance sheet.
Financing Cash Flows
Cash flows related to financing activities include common share-related transactions, the payment of dividends, the issue or repayment of XL-Cayman's preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the nine months ended September 30, 2016, net cash flows used in financing activities was $1.2 billion, mainly due to share buybacks, as well as dividends paid to common shareholders and distributions to non-controlling interests. See "Other Key Focuses of Management - Capital Management" for information regarding share buyback activity.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
As of September 30, 2016 and December 31, 2015, we had total shareholders' equity of $13.6 billion and $13.7 billion, respectively. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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

The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	September 30, 2016	December 31, 2015
Non-controlling interests - Series D preference ordinary shares of XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares of XL-Cayman	999,500	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	562,285	562,285
Non-controlling interests - Other	73,929	70,599
Common share capital	11,612,166	11,677,079
Total ordinary shares and non-controlling interests	$13,592,880	$13,654,463
Notes payable and debt	2,647,000	2,644,970
Total	$16,239,880	$16,299,433
Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	September 30, 2016	December 31, 2015
Common shareholders’ equity – beginning of period	$11,677,079	$10,033,751
Net income (loss) attributable to common shareholders	136,268	1,207,152
Share buybacks	(906,137)	(468,971)
Share issuances	5,773	1,861,538
Common share dividends	(170,172)	(211,814)
Change in accumulated other comprehensive income	833,189	(797,842)
Share-based compensation and other	36,166	53,265
Common shareholders’ equity – end of period	$11,612,166	$11,677,079
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. As a result of the Catlin Acquisition, we also acquired the preference shares issued by Catlin-Bermuda. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. As of both September 30, 2016 and December 31, 2015, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the preference shares issued by Catlin-Bermuda as of September 30, 2016 was $562.3 million.
Debt
The following tables present our debt under outstanding securities and lenders' commitments as of September 30, 2016:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	300,000	298,518	2018	—	300,000	—	—
5.75% Senior Notes	400,000	397,846	2021	—	—	—	400,000
6.375% Senior Notes	350,000	349,111	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	493,127	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,336	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,394	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,668	2045	—	—	—	500,000
Total	$2,675,000	$2,647,000		$—	$300,000	$—	$2,375,000
_______________
(1)    Excluded from this table are credit facilities under which we are permitted to utilize up to $1.1 billion and $1.4 billion as of September 30, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financial needs. As of September 30, 2016 and December 31, 2015, $501.5 million and $527.1 million, respectively, were utilized under these facilities as letters of credit, leaving $598.5 million and $822.9 million, respectively, available to support other operating and financing needs.
(2)    "In Use/Outstanding" data represent September 30, 2016 accreted values. "Payments Due by Period" data represents ultimate redemption values.

In addition, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.
As of September 30, 2016, outstanding debt held by investors consisted of senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman, the majority of which is now guaranteed by XL-Bermuda as indicated below. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XL-Cayman to XL-Bermuda, on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures pursuant to which the notes were issued, including as guarantor of the obligations of XL-Cayman under the outstanding notes issued pursuant to such indentures.These notes require XL-Cayman to pay a fixed rate of interest during their terms. As of September 30, 2016, the outstanding issues of unsecured notes are as follows:

▪
$300 million senior notes due December 2018, with a fixed coupon of 2.30%. The notes are listed on the New York Stock Exchange and are guaranteed by XL-Bermuda. The notes were issued at 99.69% of the face amount and net proceeds were $296.6 million. Related expenses of the offering amounted to $2.5 million.

▪
$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The notes are listed on the New York Stock Exchange and are guaranteed by XL-Bermuda. The notes were issued at 100.0% of the face amount and net proceeds were $395.7 million. Related expenses of the offering amounted to $4.3 million.

▪
$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The notes are publicly traded. The notes were issued at 100.0% of the face amount and net proceeds were $347.8 million. Related expenses of the offering amounted to $2.2 million.

▪
$500 million subordinated notes due March 2025, with a fixed coupon of 4.45%. The notes are listed on the New York Stock Exchange and are guaranteed by XL-Bermuda. The notes were issued at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to $5.9 million.

▪
$325 million senior notes due May 2027, with a fixed coupon of 6.25%. The notes are publicly traded. The notes were issued at 99.805% of the face amount and net proceeds were $321.9 million. Related expenses of the offering amounted to $2.5 million.

▪
$300 million senior notes due December 2043, with a fixed coupon of 5.25%. The notes are listed on the New York Stock Exchange and are guaranteed by XL-Bermuda. The notes were issued at 99.77% of the face amount and net proceeds were $296.0 million. Related expenses of the offering amounted to $3.3 million.

▪
$500 million subordinated notes due March 2045, with a fixed coupon of 5.5%. The notes are listed on the New York Stock Exchange and are guaranteed by XL-Bermuda. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to $7.2 million.

As a result of the Allied Acquisition described in Item 1, Note 3(c), "Acquisitions and Disposals - Allied Acquisition," to the Unaudited Consolidated Financial Statements included herein, the Company assumed and redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.

Letter of Credit Facilities and other sources of collateral
As of September 30, 2016, we had fifteen letter of credit ("LOC") facilities in place with total availability of $4.0 billion, of which $2.5 billion was utilized.

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period
Facility Name (1)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2013 Citi Facility	$100,000	$100,000	2016	$100,000	$—	$—	$—
2015 Citi Facility	250,000	245,000	2017	—	250,000	—	—
Goldman Facility	200,000	200,000	2017	—	200,000	—	—
FAL Facility I	125,000	125,000	2019	—	—	125,000	—
FAL Facility II	125,000	125,000	2019	—	—	125,000	—
FAL Facility III	125,000	125,000	2019	—	—	125,000	—
FAL Facility IV	125,000	125,000	2019	—	—	125,000	—
Syndicated Unsecured Facility	750,000	156,515	2021	—	—	750,000	—
Syndicated Secured Facility	750,000	661,863	2021	—	—	750,000	—
CICL Facility	230,000	158,231	Continuous	—	—	—	230,000
Citi EU Facility	600,000	90,423	Continuous	—	—	—	600,000
London Market Facility	250,000	118,551	Continuous	—	—	—	250,000
ING Facility	150,000	47,000	Continuous	—	—	—	150,000
CRCH Facility	200,000	192,997	Continuous	—	—	—	200,000
Syndicate 2003 Facility	11,806	11,806	Continuous	—	—	—	11,806
Total LOC facilities (2)	$3,991,806	$2,482,386		$100,000	$450,000	$2,000,000	$1,441,806
____________

(1)	Terms used in this table are defined in the discussion below.

(2)
As of September 30, 2016, the portion of the total credit facilities permitted to be utilized for revolving loans was $1.1 billion. However, $501.5 million of this allowable portion was utilized to issue letters of credit, leaving $598.5 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

In November 2015, we entered into four bilateral unsecured credit agreements, each providing for $125 million of letters of credit for Funds at Lloyd’s purposes ("FAL Facility I," "FAL Facility II," "FAL Facility III," and "FAL Facility IV" in the table above, and collectively, the "FAL Facilities") for an aggregate amount of $500 million. Each of the FAL Facilities expires in 2019. The FAL Facilities replaced four unsecured bilateral facilities available for utilization by Catlin-Bermuda for Funds at Lloyd's purposes that we terminated in November 2015. XL-Bermuda guarantees the Company's obligations under the FAL Facilities.
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
Collectively, the Citi Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $350 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the Citi Agreements with the lender's and issuing lender's consent.
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
On December 30, 2014, we reduced the capacity available under a continuous letter of credit facility between XL Bermuda Ltd. ("XLB ") and Citibank Europe plc (the "Citi E.U. Facility") from $750 million to $600 million simultaneous with XLB entering into a continuous $150 million letter of credit facility with ING Bank N.V., London Branch (the "ING Facility"). Both the Citi E.U. Facility and the ING Facility are collateralized by pledged financial assets.
On August 5, 2016, the Company entered into (a) a new secured credit agreement that provides for the issuance of letters of credit up to $750 million (the "Syndicated Secured Facility") and (b) a new unsecured credit agreement that provides for the issuance of letters of credit and revolving credit loans up to $750 million (the "Syndicated Unsecured Facility"). The Company has the option to increase the maximum amount of letters of credit available under the facilities by an additional $500 million in aggregate across the facilities under the Credit Agreements. In connection with the Syndicated Credit Agreements, the Company's prior syndicated credit agreements, as well as certain related security arrangements were terminated.
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
We have $250 million of available capacity pursuant to a continuous credit agreement between XLB and Citibank N.A. that is collateralized by pledged financial assets (the "London Market Facility").
As a result of the Catlin Acquisition, we assumed, and may continue to access, the following letter of credit facilities:

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin-Bermuda, collateralized by pledged financial assets (the "CICL Facility"). As of September 30, 2016, $230 million of capacity was available under this facility.

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin Re Switzerland Ltd ("CRCH"), collateralized by pledged financial assets (the "CRCH Facility"). As of September 30, 2016, $200 million of capacity was available under this facility.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003 (the "Syndicate 2003 Facility"). As of September 30, 2016, $12 million of letters of credit were issued under this facility.
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
As described in Item 1, Note 1, "Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. We are principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, credit risk, equity price risk and other related market risks.
The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, hedge fund investments, public equities, private investments (including funds), derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. Our fixed income and equity securities are generally classified as available-for-sale ("AFS"), and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads and defaults, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired as well as through ongoing reinvestment of cash.
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
The principal currencies creating our foreign exchange risk are the British Pound Sterling, the Euro, the Swiss Franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies as of September 30, 2016 and December 31, 2015:

(Foreign currency in millions)	September 30, 2016	December 31, 2015
Euro	81.4	25.6
British Pound Sterling	(23.3)	(34.6)
Swiss Franc	(3.7)	(11.5)
Canadian dollar	167.9	293.9
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.1 years as of September 30, 2016.
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
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets)," included herein for our aggregate fixed income portfolio credit rating in percentage terms of our aggregate fixed income portfolio as of September 30, 2016.
As of September 30, 2016 and December 31, 2015, the average credit quality of our aggregate fixed income investment portfolio was "AA." Our $14.1 billion portfolio of government and government-related, agency, sovereign and cash holdings was rated "AAA," our $10.8 billion portfolio of corporates was rated "A," and our $6.3 billion structured securities portfolio was rated "AAA."
As of September 30, 2016, the top 5 corporate sector exposures listed below represented 26.3% of the aggregate fixed income investment portfolio and 77.2% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials	$3,784.0	12.0%
Consumer, non-Cyclical	1,819.0	5.7%
Industrial	951.0	3.0%
Consumer, Cyclical	923.0	2.9%
Utilities	865.0	2.7%
Total	$8,342.0	26.3%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.3 billion structured securities portfolio, of which 94.5% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio
RMBS - Agency	$4,591.8	73.0%
RMBS - Non-Agency	285.9	4.5%
CMBS	296.1	4.7%
Core CDOs (non-ABS CDOs and CLOs)	141.3	2.2%
Other ABS (1)	973.2	15.6%
Total	$6,288.3	100.0%
____________

(1)	Includes Covered Bonds.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. As of September 30, 2016, our equity portfolio, excluding $147.3 million of fixed income funds, was approximately $890.9 million as compared to $878.9 million at December 31, 2015. As of September 30, 2016 and December 31, 2015, our direct allocation to equity securities was 2.5% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.

Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. As of September 30, 2016, our exposure to private investments (including funds), excluding unfunded commitments, was $522.7 million, representing 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $547.2 million, representing 1.5% of the investment portfolio as of December 31, 2015.
Our hedge fund investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.7 billion representing approximately 4.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of September 30, 2016, as compared to December 31, 2015 when we had a total exposure of $1.6 billion representing approximately 4.4% of the total investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, the positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies, which had a total exposure of $521.1 million representing approximately 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as of September 30, 2016, as compared to December 31, 2015, when we had a total exposure of $322.0 million representing approximately 0.9% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio as of September 30, 2016 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year value-at-risks ("VaRs") for our investment portfolios as of September 30, 2016, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,164.8)	$(230.8)	$(1,013.2)	$(65.5)	$953.8
(I) Fixed Income Portfolio	(1,161.3)	—	(1,009.6)	(64.9)	801.7
(a) Cash & Short Term Investments	(13.7)	—	(9.0)	(0.5)	6.3
(b) Total Government Related	(536.2)	—	(293.4)	(7.9)	371.7
(c) Total Corporate Credit	(400.0)	—	(447.0)	(42.9)	304.0
(d) Total Structured Credit	(211.5)	—	(260.2)	(13.5)	144.3
(II) Non-Fixed Income Portfolio	—	(230.8)	—	—	435.1
(e) Equity Portfolio	—	(80.6)	—	—	157.2
(f) Hedge Fund Portfolio	—	(60.5)	—	—	153.6
(g) Private Investments	—	(89.6)	—	—	135.8
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR as of September 30, 2016 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material developments to such proceedings during the nine months ended September 30, 2016.
See Part I, Item 1, Note 14(b), "Litigation" to the Unaudited Consolidated Financial Statements included herein.

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
Although the Solvency II equivalence determination for Bermuda (and other third countries) has been granted for an "indefinite period", Solvency II provides that equivalence for third countries should be regularly reviewed to take into account any changes to the prudential or solvency regime. It is therefore possible that in the future a determination could be made that Bermuda’s insurance supervisory regime is no longer equivalent to Solvency II. In such event, E.U. supervisors may conduct group supervision in respect of the Company or utilize (currently unspecified) “other methods” to achieve the aims of group supervision. These methods may include requiring the Company to form an E.U. subgroup under a new E.U. domiciled holding company over which supervision would be exercised by a European supervisor, possibly accompanied by additional supervisory measures. This supervision or any group supervision conducted, or alternative measures utilized by E.U. supervisors may apply in addition to Bermuda’s group supervision regime and could impose restrictions and requirements on the Company that could be material and adverse to the Company’s business and operations.

The enforcement of judgments in shareholder suits against XL-Bermuda may be more difficult.
XL-Bermuda is a Bermuda exempted company. XL-Bermuda has been advised by Bermuda counsel that a judgment for the payment of money rendered by a court in the U.S. based on civil liability would not be automatically enforceable in Bermuda. XL-Bermuda has also been advised by Bermuda counsel that with respect to a final and conclusive judgment obtained in a court of competent jurisdiction in the U.S. under which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty), a Bermuda court would be expected to enforce a judgment based thereon, provided that (a) such courts had proper jurisdiction over the parties subject to such judgment, (b) such courts did not contravene the rules of natural justice of Bermuda, (c) such judgment was not obtained by fraud, (d) the enforcement of the judgment would not be contrary to the public policy of Bermuda, (e) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda and (f) there is due compliance with the correct procedures under the laws of Bermuda. As a result, it may be difficult for a shareholder to effect service of process within the U.S. or to enforce judgments obtained against XL-Bermuda in U.S. courts. A Bermuda court may impose civil liability on XL-Bermuda or its directors or officers in a suit brought in the Supreme Court of Bermuda against XL-Bermuda or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.
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

Beyond concerns relating to the cross-border transfer of goods, services and people, Brexit could have significant economic, legal, regulatory, structural, monetary and geopolitical impacts, including among other things:

•	Slow growth in the U.K., the E.U., or globally for the foreseeable future. Such slowing could exacerbate the pressure on pricing of our products, among other impacts.

•	Creation of a prolonged low interest rate environment, which may affect our profitability, cost structure, overall return on equity and solvency position.

•
Heightened and extended market volatility and currency exchange fluctuations, which could impact our mark to market exposure on net asset values or weaken returns in our investment portfolio due to spread tightening, weakness in equity markets, higher default rates and market illiquidity. Due to the interconnectedness of the E.U. and the global financial system in general, shocks from Brexit could spawn financial contagion across global markets.

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

•
The potential for further unwinding of the E.U., as other European countries may seek to conduct referenda with respect to their continuing membership with the E.U. A breakup of the E.U. would further reduce passporting benefits, potentially causing us to establish legal entities and/or branches in more countries in order to write business in those countries. This in turn may create the potential for more strained capital and reductions in capital surpluses and additional expense overhead, talent shortages, greater operational complexity and more onerous and duplicative requirements from individual country regulators. In connection with such an unwinding, exiting countries also may seek to redenominate their currencies, which could have a significant impact on our foreign exchange hedging activity and our results of operations and financial condition.

Each of these effects alone, and at a more heightened risk in combination, has the potential to create a more complex and more expensive business model, in addition to a recessionary environment, which could adversely affect our results of operations and financial condition.

Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit cannot be predicted and remains uncertain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended September 30, 2016 of its common shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2016 to July 31, 2016	1,907,500	$32.54	1,907,500	$753.8	million
August 1, 2016 to August 31, 2016	2,023,139	33.69	2,023,139	685.6	million
September 1, 2016 to September 30, 2016	2,664,611	34.32	2,664,611	594.1	million
	6,595,250	$33.61	6,595,250	$594.1	million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees.

(2)	For information regarding our share buyback activity see Part I, Item 1, Note 9, "Share Capital," to the Unaudited Consolidated Financial Statements included herein.

ITEM 5.	OTHER INFORMATION
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
A non-U.S. subsidiary provides insurance for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department’s Office of Foreign Assets Control under Executive Order 13224. Coverage began on July 16, 2014. The insurance was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for this insurance from inception through September 30, 2016 are £92,960. There are no net profits attributable to this insurance. The subsidiary has canceled this insurance.
A non-U.S. subsidiary provides insurance for building and contents for one property in the United Kingdom, owned by Melli Bank plc, a wholly owned subsidiary of Bank Melli Iran, which is an entity that has been identified as owned or controlled by the Government of Iran and appears on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599. Coverage began on July 1, 2014. The insurance was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for this insurance from inception through September 30, 2016 are £54,593. There are no net profits attributable to this contract. As these activities are permitted pursuant to the license issued by Her Majesty’s Treasury, the subsidiary intends to continue providing property insurance in the United Kingdom to Melli Bank plc in accordance with applicable law.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

3.1	Certificate of Incorporation of XL Group Ltd, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

3.2	Certificate of Incorporation on Change of Name of XL Group Ltd, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

3.3	Memorandum of Association of XL Group Ltd, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

3.4	Bye-Laws of XL Group Ltd, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

3.5	Amended and Restated Articles of Association of XLIT Ltd., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016

4.1	Specimen Share Certificate (evidencing the common shares of XL Group Ltd), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

4.2
Third Supplemental Indenture, dated July 25, 2016, among XL Group Ltd, XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Senior Debt Securities Indenture dated as of September 30, 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

4.3
Fourth Supplemental Indenture, dated as of August 3, 2016, among XL Group Ltd, (XL Group plc (In Solvent Member’s Voluntary Liquidation), XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Senior Debt Securities Indenture dated as of September 30, 2011, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016

4.4
Second Supplemental Indenture, dated as of July 25, 2016, among XL Group Ltd, XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Subordinated Debt Securities Indenture dated as of March 30, 2015, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

4.5
Third Supplemental Indenture, dated as of August 3, 2016, among XL Group Ltd, XL Group plc (In Solvent Member's Voluntary Liquidation), XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Subordinated Debt Securities Indenture dated as of March 30, 2015, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804), filed on August 9, 2016

10.1
Form of Bermuda Indemnification Agreement between XL Group Ltd and each of the directors of and the corporate secretary of XL Group Ltd, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

10.2	First Supplement to the Deed Poll of XLIT Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

10.3
Secured Credit Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., and Catlin Re Switzerland Ltd., as Account Parties, XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016

10.4
Unsecured Credit Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., Catlin Re Switzerland Ltd., and Catlin Underwriting Agencies Limited, as Account Parties, XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016

10.5
Pledge Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., and Catlin Re Switzerland Ltd., as Pledgors, Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016

10.6
Amendment to the XL Group plc 1991 Performance Incentive Program, effective July 25, 2016, incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No. 333-62137) filed on July 25, 2016

10.7
Amendment to the XL Group plc Directors Stock & Option Plan, effective July 25, 2016, incorporate by reference to Exhibit 4.7 to the Company’s Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No. 333-62137) filed on July 25, 2016

10.8*	Amendment to XL Group plc Supplemental Deferred Compensation Plan, effective August 3, 2016

10.9*	Amendment to XL Group plc Reinsurance Supplemental Long Term Cash Incentive Compensation Plan, effective August 3, 2016

10.10*	Amendment to XL Group plc Executive Severance Benefit Plan, effective August 3, 2016

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2016
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	November 4, 2016
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd