Form 10-K
period 2016-12-31
XL GROUP LTD
filed 2017-02-23
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL GROUP LTD
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-1304974 (I.R.S. Employer Identification No.)
O'Hara House, One Bermudiana Road, Hamilton HM 08, Bermuda (Address of principal executive offices and zip code)	(441) 292-8515 (Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
common Shares, Par Value $0.01 per Share	New York Stock Exchange
XLIT Ltd. 2.30% Senior Notes due 2018	New York Stock Exchange
XLIT Ltd. 5.75% Senior Notes due 2021	New York Stock Exchange
XLIT Ltd. 4.45% Subordinated Notes due 2025	New York Stock Exchange
XLIT Ltd. 5.25% Senior Notes due 2043	New York Stock Exchange
XLIT Ltd. 5.5% Subordinated Notes due 2045	New York Stock Exchange

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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2016 was approximately $9.1 billion computed upon the basis of the closing sales price of the common shares on June 30, 2016. For purposes of this computation, common shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 17, 2017, there were 264,971,941 outstanding common Shares, $0.01 par value per share, of the registrant.
Documents Incorporated By Reference
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of common shareholders scheduled to be held on May 19, 2017 are incorporated by reference into Part III of this Form 10-K.

XL GROUP LTD
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
History
XL Group Ltd, through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis.
The Company traces its roots to the merger of insurance company EXEL Limited ("EXEL") and reinsurance company Mid Ocean Limited ("Mid Ocean"), both of which maintained principal operations in Bermuda and were incorporated in the Cayman Islands in 1986 and 1992, respectively. In 1998 EXEL and Mid Ocean merged into a newly formed holding company in the Cayman Islands, EXEL Merger Company, which subsequently changed its named to XL Capital Ltd in February of 1999. Our primary operating company originating from these merged entities is XL Bermuda Ltd ("XLB"), which was formed from the amalgamation of XL Insurance (Bermuda) Ltd and XL Re Ltd ("XL Re") in May 2016.
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
In July 2010, XL Group plc, a newly formed Irish public limited company ("XL-Ireland"), and XL Capital Ltd (now known as XLIT Ltd.), an exempted company formed under the laws of the Cayman Islands ("XL-Cayman"), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. As a result, XL-Cayman became a wholly-owned subsidiary of XL-Ireland.
We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations ("Run-Off Life Operations"). On May 30, 2014, we completed a transaction with GreyCastle Holdings Ltd ("GreyCastle") that resulted in the sale of our wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd ("XLLR"), to GreyCastle (subsequent to the transaction, XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")) and the retrocession of the majority of our life reinsurance business to GCLR through a 100% quota share reinsurance arrangement (the "GreyCastle Life Retro Arrangements"). This transaction covered a substantial portion of our life reinsurance reserves. The designated investments are held by the Company and managed pursuant to agreed upon investment guidelines and are used to support the GreyCastle Life Retro Arrangements on a funds withheld basis ("Life Funds Withheld Assets"). All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR.
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
Our results of operations for the year ended December 31, 2015 include the results of operations of Catlin for the period from May 1, 2015 through December 31, 2015. See Item 8, Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
In July 2016, XL Group Ltd, a newly formed Bermuda exempted company ("XL-Bermuda"), and XL-Ireland completed a redomestication transaction in which all of the ordinary shares of XL-Ireland were exchanged for all of the ordinary shares of XL-Bermuda (the "Redomestication"). As a result, XL-Ireland became a wholly-owned subsidiary of XL-Bermuda. In connection with the Redomestication, XL-Ireland distributed the ordinary shares of XLIT Ltd., XL-Cayman, to XL-Bermuda (the "Distribution"). As a result of the Distribution, XL-Cayman is now a direct, wholly-owned subsidiary of XL-Bermuda. It is anticipated that XL-Ireland will be liquidated in 2017. See Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included herein for additional information related to the Redomestication and Distribution.
Prior to July 25, 2016, unless the context otherwise indicates, references herein to the "Company", "we", "us" or "our" are to, and the Consolidated Financial Statements herein include, the accounts of, XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references herein to the "Company", "we", "us" or "our" are to, and the Consolidated Financial Statements herein include, the accounts of, XL-Bermuda and its consolidated subsidiaries.
See further information under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Segments
We are organized into two operating segments: Insurance and Reinsurance. Our general investment and financing operations, and our Run-Off Life Operations, are reflected in Corporate and Other.
As noted above, GCLR reinsures the majority of our life reinsurance business via the GreyCastle Life Retro Arrangements. This transaction covered a substantial portion of our life reinsurance reserves. See Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenues and expenditures are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our property and casualty ("P&C") operations. Investment assets related to our Run-Off Life Operations, and certain structured products included in our Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from investment assets is included in the contribution from the applicable segment or, with respect to our Run-Off Life Operations, included in Corporate and Other. While retaining the ability to identify investment assets and their performance between P&C and Run-Off Life operations, the investment portfolio is managed on an aggregate basis. See "Business - Investments" section for further discussion of our portfolio management structure.
The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2016, 2015 and 2014. Additional financial information about our segments, including financial information about geographic areas, is included in Item 8, Note 3, "Segment Information," to the Consolidated Financial Statements included herein.

(U.S. dollars in thousands)	Gross Premiums Written			Percentage Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Insurance	$9,650,503	$8,395,846	$5,976,011	14.9%	40.5%
Reinsurance	3,975,106	2,273,163	1,785,479	74.9%	27.3%
Corporate and Other	265,315	309,916	333,436	(14.4)%	(7.1)%
Total	$13,890,924	$10,978,925	$8,094,926	26.5%	35.6%

Insurance Segment
General
Our insurance operations are organized as a matrix which pairs our global industry and product expertise with a strong local infrastructure that includes decision makers familiar with local needs and market dynamics. It includes four business groups: Global Casualty, Global Energy, Property & Construction, Global Professional and Global Specialty, as well as four regions: Americas; Europe, Middle East & Africa ("EMEA"); U.K. & Ireland; and Asia Pacific.
Our insurance operations provide customized insurance policies for complex corporate risks that may require large limits, use of a captive insurance company and the need for a global program with locally issued policies. These policies and programs are marketed and distributed through a wide variety of local, national and international producers. Large deductibles and self-insured retentions are incorporated into these policies to further manage risk along with stringent underwriting guidelines. While our insurance operations are known for insuring large complicated risk, certain of our products are targeted to small and midsize companies and organizations, such as our professional liability and program/facility businesses. We focus on lines of business that we believe will provide the best return on capital over time.
The Insurance segment’s most significant operating legal entities in 2016 based on revenues were as follows: XLB, XL Insurance Company SE, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company, XL Insurance America, Inc., Catlin Insurance Company (U.K.) Ltd., as well as Lloyd's Syndicates 2003 and 3002.
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
Global Casualty ("Casualty")
Casualty provides primary and excess casualty, environmental liability, excess and surplus lines, US program/facilities and North American construction business. The division writes business on a wholesale basis via our Lloyd's platform and the excess & surplus market in the U.S., and on a retail basis via our global retail network.
With underwriters in the Americas, EMEA, U.K., Ireland and Asia Pacific, Casualty can provide tailored local solutions supported by global expertise and infrastructure.
Casualty client focus ranges from small business operating in a single location, to the world's largest global corporation with multi-billion dollar businesses. Casualty has a dedicated team providing solution to unique and complex exposures.
Casualty products generally provide large capacity on a primary or excess of loss basis. Global insurance programs are targeted to large multinational companies in major industry groups including automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. The primary casualty programs and risk management accounts generally require customers to take large deductibles or self-insured retentions. For the excess business, our liability attaches after large deductibles, including self-insurance or insurance layers provided by other companies. Policies are written on an occurrence, claims-made and occurrence reported basis.
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
Our U.S. program/facilities business specializes in insurance coverages for distinct market segments, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. These products encompass mostly P&C coverages.
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
Our international construction team has underwriters in 12 cities across Europe, the Americas and Asia Pacific. The team offers a diverse range of construction-related products as well as risk engineering services. Local underwriters and engineers can tailor construction insurance programs to meet client specific project requirements. Products and services include: advanced loss of profits/delay in start-up; annual facilities for employers and contractors; commercial project builders insurance; construction/contractors all risks; engineering/erection all risks and machinery breakdown, among others.
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
Marine coverage includes marine hull and machinery, marine war, marine primary/excess liability and cargo insurance.

Fine art and specie coverages include fine art and other collections, jewelers' block, cash in transit and related coverages for financial institutions.
Equine, livestock & aquaculture products specialize in providing bloodstock, livestock and aquaculture insurance.
Our crisis management team writes a broad suite of products, many of which are backed by service provision from third party crisis response consultants. Product recall coverages written include product contamination for the food and beverage sector and end-product consumer goods and product guarantees aimed at component part manufacturers. The team also provides insurance to protect assets that are exposed to war, terrorism and political violence attacks, as well as kidnap, ransom and extortion crisis protection. The contingency team is primarily focused on event cancellation business for trade shows, sports and entertainment events. The sport and leisure insurance team provides coverage to the sports and leisure industries, offering property, liability and personal accident coverage.
Political risk and trade credit coverages include contract frustration, foreign direct investment, trade credit and trade receivable insurance for clients involved in domestic and international business.
Finally, our life, accident & health business provides life and accident & health coverages and is a leader in specialist classes.
Regions
We serve clients (including members of the Fortune 500, FTSE 100, Germany's DAX and France's CAC 40) in more than 200 countries across the world, through our global network of locally licensed and Lloyd's operations, and network partners managed from our three network partner management hubs in Austria, Hong Kong and Mexico.
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
Our U.K. & Ireland region operates out of six locations: Birmingham, Chelmsford, Dublin, Guernsey, London and Manchester. Our London office is the largest in our global network, reflecting the London market position as the leading international insurance hub. Smaller offices across the U.K. focus on regional U.K. business.
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
Other engineering resources support casualty, environmental, specialty and construction lines and serve as internal consultants to their respective underwriting teams, assisting them with making underwriting decisions and providing client support, as well as helping their customers improve their local site or account protection.
Reinsurance Ceded
The purchase of reinsurance protection is centralized to cover both the Insurance and Reinsurance Segments. See "Global Reinsurance Ceded," below, and Item 8, Note 12, "Reinsurance" to the Consolidated Financial Statements included herein for further information.
Premiums
Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment by business group for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands)	2016			2015			2014
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Professional	$1,793,369	$1,224,419	$1,209,227	$1,754,632	$1,196,682	$1,164,446	$1,550,929	$1,076,209	$1,075,420
Casualty and Other	3,130,865	2,060,260	2,157,802	2,861,475	1,909,489	1,810,449	2,537,292	1,728,891	1,669,156
EPC	2,371,530	1,635,736	1,572,108	1,909,291	1,285,707	1,252,476	874,198	538,027	544,856
Specialty	2,354,739	1,795,554	1,712,358	1,870,448	1,468,056	1,421,111	1,013,592	791,024	737,281
Total	$9,650,503	$6,715,969	$6,651,495	$8,395,846	$5,859,934	$5,648,482	$5,976,011	$4,134,151	$4,026,713
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
The major geographical markets for our P&C insurance operations are North America, Europe and Bermuda. Our main competitors in each of these markets include the following:
North America – AIG, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, Liberty Mutual Group, Arch Capital Group Ltd ("Arch"), W.R. Berkley Corporation, Markel Corporation ("Markel") and Lloyd’s (including MS Amlin, Beazley, Hiscox, Kiln and QBE).
Europe – Allianz, AIG, FMG, Zurich, AXA Insurance Ltd ("AXA"), Chubb, Lloyd’s, Assicurazioni Generali, HDI-Gerling Industrie Versicherung AG and MAPFRE S.A ("Mapfre").

Bermuda – Allied World Assurance Company, AXIS Capital Holdings Ltd ("AXIS"), Chubb, Markel, Endurance Specialty Insurance Ltd ("Endurance") and Arch.
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
Claims Administration
Claims management for our insurance operations includes the review of initial loss reports, administration of claims databases, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of reserves for reported claims ("case reserves"), payment of claims and notification to reinsurers. With respect to the establishment of case reserves, our claims personnel record a case reserve as appropriate for the estimated amount of the exposure. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
Claims in respect of business written by our Lloyd’s syndicates are handled by the "lead" syndicate. Occasionally, on large or complex claims, other syndicates participating in the risk ("following") will participate in the claims handling process. The claims are processed by XChanging, the central market bureau. Where a syndicate is a "lead" syndicate on a Lloyd’s policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the other participating or "following" underwriters for any particular claim. This may involve appointing attorneys or loss adjusters. The lead syndicate advises movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the lead syndicate as deemed necessary.
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
Our casualty reinsurance includes general liability, professional liability, automobile liability and workers’ compensation. Professional liability includes directors’ and officers’, errors and omissions, employment practices, medical malpractice and environmental liability. Casualty lines are written as treaties or programs, and on both a proportional and a non-proportional basis. The treaty business includes clash programs, which cover losses under a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit.
Our property business, primarily short-tail in nature, is written on both a portfolio/treaty and individual/facultative basis, and includes property catastrophe, property risk excess of loss and property proportional. A significant portion of the underwritten property business consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations." Our crop business, some of which is written on a primary basis, is also reported within the property line of business.
Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event, or multiple occurrences in the case of aggregate covers, exceed the attachment point specified in the policy. Some of our property catastrophe contracts limit coverage to one occurrence in any single policy year, but most contracts generally enable at least one reinstatement to be purchased by the reinsured. We also write property risk excess of loss reinsurance. Property risk excess of loss reinsurance covers a loss to the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific event, as is the case with catastrophe reinsurance. Our property proportional account business includes reinsurance of direct property insurance. We seek to limit the catastrophe exposure from our proportional and per risk excess business through extensive use of occurrence and cession limits.
We seek to manage our reinsurance exposures to catastrophic events by limiting the amount of exposure written in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and typically ensuring that contracts exposed to catastrophe loss include aggregate limits. We also seek to protect our total aggregate exposures by peril and zone through the purchase of reinsurance. Our property catastrophe reinsurance account is generally "all risk" in nature. As a result, we are exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires and many other potential natural or man-made disasters. In accordance with market practice, our policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, "the September 11 event"), terrorism coverage, including nuclear, biological, radiological and chemical, has been restricted or excluded in many territories and classes. Some U.S. states require some coverage for "Fire Following" terrorism and some countries make terrorism coverage mandatory. Our predominant exposure under such coverage is to property damage.
Specialty reinsurance products include energy, marine, aviation and space. Other reinsurance products include fidelity, surety, trade credit, accident and health, mortgage and political risk. In addition, we write several whole account capital gearing quota share contracts on select syndicates at Lloyd's.

The segment’s most significant operating legal entities in 2016 based on revenues were as follows: XLB, XL Re Europe SE, XL Reinsurance America Inc., Catlin Insurance Company Ltd, Catlin Re Switzerland Ltd as well as our Lloyd's syndicates.
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
Reinsurance Retroceded
The purchase of reinsurance protection is centralized to cover both the Insurance and Reinsurance Segments. See "Global Reinsurance Ceded," below, and Item 8, Note 12, "Reinsurance" to the Consolidated Financial Statements included herein for further information.
We continue to buy additional protection for our property facultative, crop, accident and health, marine and aviation portfolios to manage our net exposures in these classes.
Premiums
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2016			2015			2014
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty - professional lines	$138,830	$137,287	$163,157	$148,964	$147,103	$168,367	$126,876	$126,873	$181,223
Casualty - other lines	718,080	678,133	657,590	385,779	361,435	468,286	302,903	301,109	300,223
Property catastrophe	989,083	756,837	792,445	623,291	538,803	663,958	493,646	428,723	433,602
Other property	1,132,779	995,090	1,021,626	777,181	695,421	869,286	585,782	531,203	555,583
Specialty	210,531	188,350	174,477	106,629	93,176	127,797	112,039	104,718	95,745
Other (1)	785,803	758,970	305,097	231,319	192,952	218,008	164,233	140,432	124,349
Total	$3,975,106	$3,514,667	$3,114,392	$2,273,163	$2,028,890	$2,515,702	$1,785,479	$1,633,058	$1,690,725

____________

(1)	Other includes whole account contracts, credit and surety, accident and health and other lines.
Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 3, "Segment Information," to the Consolidated Financial Statements included herein.

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
Bermuda – Chubb, AXIS, Arch, Endurance, PartnerRe Ltd ("Partner"), RenaissanceRe Holdings Ltd ("Ren Re"), Validus Holdings Ltd ("Validus") and alternative asset managers, such as Nephila Capital Limited.
North America – Alleghany Corporation, Arch, Berkshire Hathaway Inc. ("Berkshire"), Everest Re Group Ltd ("Everest"), Hannover Re SE ("Hannover Re"), Munich Re AG ("Munich Re"), Partner, and Swiss Re AG ("Swiss Re").
London - Arch, AXIS, Berkshire, Everest, Hannover Re, Lloyd's (including Amlin, Beazley, Hiscox, Kiln and QBE), Munich Re, Partner, SCOR SE ("SCOR"), Swiss Re, Transatlantic Re ("Transatlantic") and Validus.
EMEA - Arch, AXIS, Everest, Hannover Re, Lloyd's, Mapfre, Munich Re, Partner, Ren Re, SCOR, Swiss Re and Validus.
LAC - MS Amlin, Aspen Insurance Holdings Ltd, AXIS, Everest, Hannover Re, Korean Reinsurance Company, Lloyd's, Munich Re, Partner, R+V Versicherung AG, SCOR, Swiss Re and Transatlantic.
Marketing and Distribution
See "Insurance Segment – Marketing and Distribution" above and Item 8, Note 18(a), "Commitments and Contingencies - Concentrations of Credit Risk," to the Consolidated Financial Statements included herein, for information on our marketing and distribution procedures and information on our major brokers.
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
The majority of our life reinsurance business has been ceded to GCLR through the GreyCastle Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. During 2015, we entered into another reinsurance agreement (the "U.S. Term Life Retro Arrangements") ceding the vast majority of the remaining life reinsurance business. At December 31, 2016, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $3.5 billion, of which we retained approximately $152.2 million ("Run-Off Life Operations - not subject to Life Retro Arrangements") after consideration of the GreyCastle Life Retro Arrangements, U.S. Term Life Retro Arrangements, and all other future policy benefit recoverables, as discussed in Item 8, Note 11, "Future Policy Benefit Reserves," to the Consolidated Financial Statements included herein.
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
Unpaid Losses and Loss Expenses
Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, we estimate future amounts needed to pay claims and related expenses with respect to insured events. Our reserving practices and the establishment of any particular reserve reflect our judgment concerning sound financial practice and do not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims ("case reserves") and incurred but not reported ("IBNR") claims. The nature of our high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for us. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity. An analysis of our P&C operations paid, unpaid and incurred losses and loss expenses, including a reconciliation of beginning and ending unpaid losses and loss expenses for the years ended December 31, 2016, 2015 and 2014 is included in Item 8, Note 10, "Losses and Loss Expenses."
Our net unpaid losses and loss expenses relating to our operating segments at December 31, 2016 and 2015 were as follows:

(U.S. dollars in thousands)	2016	2015
Insurance	$13,743,090	$13,652,129
Reinsurance	6,716,181	6,538,710
Net unpaid losses and loss expenses	$20,459,271	$20,190,839
Investments
Investment structure and strategy
Our investment strategy is based on a Strategic Asset Allocation ("SAA") process that establishes a strategic benchmark, which is a portfolio asset allocation target that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of the Company’s management and approved by the Risk and Finance Committee of the XL-Bermuda Board of Directors (the "RFC"). The primary objective of our investment strategy is to maximize the risk adjusted return on capital employed subject to a variety of constraints including: maintaining adequate regulatory capitalization; maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios; and to generate stable net investment income.
The investment portfolio is managed by the team of investment professionals led by our Chief Investment Officer (the "Investment Group") which has operations in Bermuda, Hong Kong, India, Switzerland and the U.S. The Investment Group is responsible for the entire value chain of the investment process including SAA, construction of portfolios including risk management and definition of guidelines, in-house management of certain asset classes, and selection and oversight of external asset managers.

The RFC is appointed by the board of directors of XL-Bermuda (the "Board") to assist in fulfilling the Board’s oversight responsibilities relating to the financial affairs of the Company, as well as the Company’s management of enterprise-wide key risks. Among its responsibilities in relation to investments, the RFC:

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
Our investment strategy is supported by in-house capabilities to manage certain asset classes including high quality fixed income assets and private investments (including funds), across the capital structure.
Our investment portfolio consists of fixed income securities, equities, hedge funds, private investments (including funds), derivatives, other investments and cash and cash equivalents. These securities and investments are denominated in U.S. dollars, British Pound, Euros, Swiss francs, Canadian dollars and other foreign currencies.
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
See Item 8, Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
Implementation of investment strategy
Day-to-day management of our investment portfolio is conducted through a combination of in-house portfolio management teams and external asset managers, in accordance with detailed investment guidelines and risk tolerances that are closely monitored by the Investment Group. This hybrid implementation approach provides us with access to external asset managers with specialized skills across a broad range of investment products, as well as the flexibility to actively manage the overall structure of the portfolio in line with our specific business needs. Interaction between our internal and external managers provides additional insight to take advantage of opportunities as they present themselves.
External asset managers are selected on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk management and diversification implications. The vast majority of our investment portfolio is managed by large, well-established asset management institutions, while a small portion of the portfolio is managed by asset management specialist firms or boutiques. Each asset manager may manage one or more portfolios, each of which is governed by a detailed set of investment guidelines, including overall objectives, risk limits (where appropriate) and diversification requirements that collectively fall within our overall investment policies and guidelines.
We have been an active investor in alternative asset classes for many years - principally hedge fund strategies, and to an increasing extent, private investments (including funds). We have dedicated teams focused on private investments (including funds) and value investing, which pursue a concentrated portfolio of primarily corporate investments across the capital structure. We believe alternative strategies have an important role to play in both our SAA, as well as active or tactical deployments when compelling market opportunities arise. We will pursue these opportunities, as they arise, to take advantage of our balance sheet capacity to invest with a longer-term horizon, capture illiquidity premium and generally benefit from market dislocations.
Most of our investments in alternative asset classes are sourced directly by teams within the Investment Group, who perform the initial screening and due diligence as well as the ongoing monitoring of such investments. Occasionally, we may work with third-party allocators who have a particular expertise in a sub-sector of alternative strategies to gain exposure to that subsector.
Investment risk management
The Investment Group employs what we believe is a prudent and risk-conscious investment approach and operates within a comprehensive Authorities Framework which defines limits within which the underlying investment portfolios must be managed. This is supplemented by robust compliance monitoring with defined escalation and notification procedures. This framework is designed to identify investment risks in absolute and relative terms, and to consistently and objectively measure, assess, manage and report such risks on an ongoing basis.
Investment risk management is achieved through the regular review of market and credit risk analytics that incorporate distribution-based risk measures such as value-at-risk, scenario and stress testing and portfolio sensitivities to a broad range of risk factors such as interest rates, credit spreads, equities, foreign exchange risk, hedge funds, etc. The investment risk management process forms an integral part of the group’s enterprise risk management ("ERM") framework to ensure a fully integrated view of market, credit, liquidity and concentration risks.
The Company’s policy is to operate the fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s ("S&P"), Moody’s Investors Service ("Moody’s") and Fitch Ratings ("Fitch") is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was AA as of December 31, 2016 and December 31, 2015. U.S. agencies paper and Agency Residential Mortgage Backed Securities ("RMBS"), whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.
See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of risk management activities as they relate to the investment portfolio.
Investment performance
See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Performance," for a discussion of our investment performance.
Enterprise Risk Management
Risk Management Framework
We face strategic and operational risks related to, among others matters: underwriting activities, financial reporting, changing macroeconomic conditions, investment risks, reserving estimates, changes in laws or regulations, information systems, business interruption and fraud. Our global P&C business, Run-Off Life Operations and investment portfolios each have their own set of risks (see Item 1A, "Risk Factors," for a discussion of such risks). At times these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common internal or external risk drivers embedded in our businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on our profitability, capital strength and liquidity.
Our ERM initiatives are led by the Chief Enterprise Risk Officer ("CERO"), who is a member of executive management and who reports to our Chief Financial Officer. The CERO also acts as a liaison between our Enterprise Risk Committee

("ERC," discussed below) and the Board (or its committees), with respect to risk matters. All of our employees are expected to assist in the appropriate and timely identification and management of risks and to enhance the quality and effectiveness of ERM.
Our ERM framework is designed to allow us to identify and understand material risk concentrations, including concentrations that have unattractive risk/reward dynamics so that prompt, appropriate, corrective or mitigating actions can be taken. To do this, we have established risk management committees and processes to serve as points of managerial dialogue and convergence across our businesses and functional areas, to create risk aggregation methodologies, to develop specific risk appetites and to coordinate the identification, vetting and discussion of risk topics and metrics. As part of our ERM activities, we apply a suite of stress tests, tools, risk indicators, metrics and reporting processes that examine the consequences of low probability/high severity events (including those related to emerging risks) in order to take mitigating actions where required.
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

We have also established subcommittees of the ERC, each focusing on particular aspects of ERM. These subcommittees include:

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

•
Model Validation Committee: This subcommittee supports ERC's independent validation of the capital model, and ensuring that it is fit for purpose,  by providing oversight over the independent validation of the capital model.

•
Operational Risk Committee: This subcommittee supports the ERC’s identification, measurement, management and oversight of key operational risks through its oversight of key operational risk management processes and through its review of related operational risk indicators, trends and metrics.

In addition to the above, risk management committees within our segments and certain business functions help ensure that risk is managed in accordance with the risk limits, guidelines and tolerances that we have allocated to them.
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

For planning purposes and to calibrate 2017 risk tolerances, we set our underwriting limits as a percentage of September 30, 2016 adjusted tangible capital ("Adjusted Tangible Capital"). Adjusted Tangible Capital is defined as Total Shareholders’ Equity plus (i) outstanding subordinated notes due 2025 and 2045, less (ii) Goodwill and Other Intangible Assets, less (iii) Accumulated Other Comprehensive Income ("AOCI") (excluding certain net balances associated with Life Funds Withheld

Assets). These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur, at the discretion of management and as overseen by the Board.
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
The largest per event 1% exceedance probability underwriting limit for country risk is set at a level not to exceed approximately 8.9% of Adjusted Tangible Capital.
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
Also see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk (Excluding Life Funds Withheld Assets)," for a discussion of our credit risk framework, which establishes a credit clash limit to manage the direct and indirect credit exposures arising from underwriting and non-underwriting activities that could potentially be impacted in various degrees by a systemic credit event.
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

•	A change in the legislative, regulatory and judicial climate.
For the above and other reasons, the incidence, timing and severity of catastrophes and other event types are inherently unpredictable and it is difficult to estimate the amount of loss any given occurrence will generate. As a consequence, there is material uncertainty around our ability to measure exposures associated with individual events and combinations of events. This uncertainty can cause actual exposures and losses to deviate from those amounts estimated, which in turn can create a material adverse effect on our financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid. For this reason, we carry capital in addition to that required by the specific limits described above even if it is in excess of rating agency and regulatory required capital.
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
In addition, our ERM processes complement our overall internal control framework by helping us to manage an organization of our size and the variety of our businesses, investment activities and geographical reach. However, internal controls and ERM can provide only reasonable, not absolute, assurance that control objectives will be met. As a result, the possibility of material financial loss remains in spite of our ERM activities. An investor should carefully consider the risks and all information set forth in this report including the discussion included in Item 1A, "Risk Factors," Item 7A, "Quantitative and Qualitative Disclosure About Market Risk," and Item 8, "Financial Statements and Supplementary Data."
Regulation
Our (re)insurance subsidiaries are subject to regulation and supervision in each of the jurisdictions in which they are domiciled or licensed to conduct business. The degree and type of regulation to which we are subject may vary substantially from jurisdiction to jurisdiction. Generally, regulatory authorities have broad supervisory and administrative powers within their jurisdiction over matters such as licenses, approval of directors or management, standards of solvency, governance, risk management, local intermediary requirements, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, claims handling, reinsurance, minimum capital and surplus requirements and/or risk based capital standards, dividends and other distributions to shareholders, periodic examinations and annual and other report filings or notifications. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein.
The violation of regulatory requirements may result in the loss of applicable licenses, fines, censures or criminal sanctions. Changes to regulations to which our operations are subject could impact our business, results or operations, cash flows or financial condition. See Item 1A, "Risk Factors – The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business."
A summary of certain key regulatory considerations applicable to XL-Bermuda and its material (re)insurance subsidiaries follows.
Group Supervision
The Bermuda Monetary Authority (the “BMA”) became our group supervisor following the completion of our redomestication to Bermuda from Ireland in July 2016. The BMA has designated our BMA-regulated (re)insurance subsidiary XLB as the Company's “designated insurer.” Under the group supervision regime, both the Company as the holding company and XLB as the designated insurer are subject to obligations and requirements. As the designated insurer, XLB’s role is to facilitate and maintain the Company's compliance with group supervision rules.The specific duties of the designated insurer include reporting obligations, the establishment of key group functions, and notification to the BMA of material changes, certain specified events generally related to impairment to the Company’s financial condition or compliance breaches, the appointment of auditors and actuaries and matters related to the Company’s financial condition.
The BMA’s group supervision rules cover matters such as an assessment of a group’s financial condition and solvency, its system of governance and risk management, supervisory reporting and disclosures, capital and solvency reporting requirements and capital requirements.
The BMA requires the Company to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement ("ECR"). The applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR"), which employs an economic balance sheet model, or a BMA-approved internal capital model. The BMA has also established a target capital level ("TCL") applicable to Bermuda insurance groups equal to 120% of ECR. We are required to prepare and submit annual filings to the BMA regarding our financial position, including an annual group statutory financial return and a group capital and solvency return. The BMA’s group rules also require the preparation of an annual Group Solvency Self-Assessment which, among other things, requires us to ensure capital is adequate to cover risks across the Company. We are also required to publish a Financial Condition Report for the Company which, amongst other things, provides details of the governance, solvency and financial performance of the Group.
XL-Bermuda has applied to the BMA for approval of its internal capital model. If the BMA approves our internal model, XL-Bermuda’s ECR will be calculated using the internal capital model.
The European Commission has determined the BMA’s group supervision rules to be fully equivalent to Solvency II and the UK Prudential Regulatory Authority (the ”PRA”) relies on the group supervision exercised by the BMA.
Bermuda
The Company’s Bermuda (re)insurance subsidiaries are subject to regulation by the BMA. The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the "Bermuda Act"), regulate those subsidiaries, which are registered with the BMA and licensed as Class 4 (XLB), Class 3A (Catlin Insurance Company Ltd) Class D (XL Life Ltd) or Class E (XLB) (re)insurers. The Bermuda Act imposes solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of (re)insurance companies.
We have two companies in Bermuda, Vector Reinsurance Ltd. and Hubble Re Ltd., licensed as Special Purpose Insurers (“SPIs”). SPIs are licensed to write special purpose business, which is insurance business under which an insurer fully funds its liabilities to the persons insured. SPIs are required to file with the BMA annual statutory financial statements but are not required to file an annual loss reserve specialist opinion. The BMA has the discretion to modify such SPIs' accounting requirements under the Bermuda Act.
Solvency and Capital Requirements
Our Bermuda (re)insurance subsidiaries are required to maintain available statutory capital and surplus at a level equal to or in excess of their enhanced capital requirement ("ECR"). The applicable ECR is established by reference to either the BSCR or a BMA-approved internal capital model. The BMA has also established a target capital level ("TCL") for each (re)insurer equal to 120% of its ECR.
While (re)insurers are not required to maintain their statutory capital and surplus at this level, the TCL acts as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Our Bermuda (re)insurance subsidiaries currently use the BSCR model to calculate their solvency requirements. Each Bermuda (re)insurance subsidiary is also required to maintain a minimum margin of solvency whereby its business assets are required to exceed its business liabilities by a statutorily prescribed amount.

Restrictions on Dividends, Distributions and Reduction of Capital
Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Under the Bermuda Act, Class 4, Class 3A, Class D and Class E (re)insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus as shown on its previous financial year’s statutory balance sheet unless it certifies to the BMA that it will continue to meet its minimum solvency margin and minimum liquidity ratio. In addition, neither Class 4 nor Class 3A (re)insurers nor certain long-term (re)insurers may reduce their total statutory capital as set out in their previous financial year’s financial statements by 15% or more unless they have received the prior approval from the BMA. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein, for further information.
Reporting Requirements
Each Class 4, Class 3A, Class D and Class E (re)insurer is required to file with the BMA an annual statutory financial return which includes statutory financial statements (including a statutory economic balance sheet), an actuarial opinion and a statutory declaration of compliance), a capital and solvency return report and audited consolidated financial statements. Each must also file with the BMA annual audited consolidated financial statements prepared in accordance with accounting policies generally accepted in the U.S. ("GAAP") or International Financial Reporting Standards. There is also a requirement for each (re)insurer to prepare an annual Commercial Insurer’s Solvency Self Assessment which, among other things, assesses each (re)insurer’s required capital resources to meet its business objectives and to file with the BMA and publish on its website a financial condition report.
Insurance Code of Conduct
Our Bermuda (re)insurance subsidiaries are required to comply with the BMA's Insurance Code of Conduct, which establishes duties, requirements and standards to ensure each (re)insurer implements sound corporate governance, risk management and internal controls. Non-compliance with the BMA’s Insurance Code of Conduct could result in intervention by the BMA.
United States
X.L. America, Inc. is a Delaware domiciled holding company for our wholly owned U.S. (re)insurance subsidiaries: XL Reinsurance America Inc., Greenwich Insurance Company, Indian Harbor Insurance Company, XL Insurance America, Inc., XL Insurance Company of New York, Inc., XL Select Insurance Company, XL Specialty Insurance Company, Catlin Specialty Insurance Company, Catlin Indemnity Company, Catlin Insurance Company, Inc. and T.H.E. Insurance Company. Our U.S. (re)insurance subsidiaries are subject to extensive regulation in the jurisdictions in which we conduct our business, including our respective domiciliary states of New York, Delaware, Texas and Louisiana, as applicable.
As members of an insurance holding company system, our U.S. (re)insurance subsidiaries are subject to the insurance holding company system laws and regulations. As such, notice to applicable domiciliary insurance departments is required prior to the consummation of transactions affecting the ownership or control of a (re)insurer and of certain material transactions between a (re)insurer and an entity in its holding company system, and certain transactions may not be consummated without the applicable insurance department’s prior approval.
Risk-Based Capital
State insurance laws subject our U.S. (re)insurance subsidiaries to risk based capital requirements (“RBC”) implemented by the National Association of Insurance Commissioners ("NAIC"), an organization of U.S. state insurance regulators. The NAIC uses a risk based capital formula that is designed to measure the minimum amount of capital appropriate for a (re)insurer to support its business operations in consideration of its size and risk profile. These requirements provide a formula for (re)insurers to establish risk based capital across key areas of risk. The RBC system supplements the state statutory minimum capital and policyholder surplus requirements.
Dividends and Distributions
Our U.S. (re)insurance subsidiaries also are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on a calculation of the lesser of 10% of statutory surplus or 100% of "adjusted net investment income" to the extent that it has not previously been distributed.

Reporting Requirements
Our U.S. (re)insurance subsidiaries currently are required to file detailed annual and, in most states, quarterly reports with insurance regulators in each of the states in which they are domiciled, licensed or accredited. In addition, these subsidiaries’ operations and accounts are subject to financial condition and market conduct examinations at regular intervals by state insurance regulators.
IRIS Ratio Requirements
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. (re)insurance companies and identifying companies requiring special attention or action. IRIS identifies thirteen industry ratios and specifies usual values for each ratio. A ratio that falls outside the usual range is not necessarily considered adverse.
Federal Regulation
Historically, the federal government's involvement in the insurance industry was limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism under the U.S. Terrorism Risk Insurance Act (“TRIA”). TRIA was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. and has been reauthorized three times since its enactment and is now in effect through December 31, 2020.
In July 2010, the U.S. federal government's oversight of the insurance industry was expanded under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Dodd-Frank set forth a framework for a comprehensive overhaul of the financial services industry in the U.S. and established a Federal Insurance Office within the Treasury Department that is focused on monitoring the insurance sector and representing the US internationally on prudential insurance matters.
The European Union
Our (re)insurance subsidiaries located within the European Union, including XL Insurance Company SE (“XLICSE”), XL Re Europe SE, Catlin Insurance Company (UK) Ltd (“CICL”) and Catlin Underwriting Agency Ltd on behalf of various Lloyd’s syndicates (“CUAL”), currently are required to comply with Solvency II requirements. The objective of Solvency II is to establish a solvency system that is matched to (re)insurers’ risks to enable supervisors to protect policyholders' interests in accordance with common principles across the E.U.
Solvency II groups requirements according to three "pillars." Pillar 1 addresses financial and capital requirements; pillar 2 addresses governance and supervision and risk management requirements; and pillar 3 addresses reporting and disclosure requirements.
United Kingdom
Our U.K. (re)insurance subsidiaries XLICSE, CICL and CUAL are regulated by the PRA, which regulates (re)insurers’ key aspects of (re)insurers' financial strength, and the Financial Conduct Authority (“FCA”), which regulates (re)insurers' conduct.
XLICSE, CICL and CUAL are able to operate throughout the European Union, which is commonly referred to as passporting. These subsidiaries have authorization to write insurance business either on a cross-border basis into other member states of the E.U. or through the establishment of a branch office within another E.U. member state (this may require compliance with certain additional local regulatory requirements in respect of the branch). XLICSE has E.U. branches in Germany, France, Spain, Italy, Austria, the Netherlands and Sweden. It also has branches in Switzerland, Hong Kong and Singapore that are subject to local regulation. The future ability of XLICSE, CICL and CUAL to passport into the E.U. could be adversely affected by the U.K.’s referendum vote to leave the E.U. and the future regulatory regime that may be applicable to these operations is uncertain. See Item 1A., “Risk Factors - Recent developments relating to the U.K.’s referendum vote in favor of withdrawing from the E.U. (“Brexit”) could adversely affect us”.
The PRA and the FCA set a number of specific requirements for governance, risk management and accountability, including in respect of Senior Insurance Management Regime (SIMR) and systems and controls, which place a strong emphasis on effective governance and risk identification and mitigation.
Solvency & Capital Requirements
XLICSE’s and CICL’s minimum capital and solvency requirements are calculated using the Solvency II standard formula.
Dividends and Distributions
U.K. company law prohibits our U.K. (re)insurance subsidiaries from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA controls the maintenance of each insurance company's solvency margin within its jurisdiction. The PRA's rules require notification to the PRA of any proposed or actual payment of a dividend. Any such payment or proposal could result in regulatory intervention.
Reporting Requirements
Our U.K. (re)insurance subsidiaries must prepare their financial statements under the Companies Act 2006 (as amended), which requires the filing with Companies House of audited financial statements and related reports. Each of our U.K. (re)insurance subsidiaries is required to prepare and submit an annual submission of quantitative reporting templates ("QRTs") as well as a triennial narrative Regular Supervisory Report, together with audited annual financial statements and an Own Risk and Solvency Assessment (which assesses current and future risks to determine capital is adequate). In addition, the PRA requires the publication of a Solvency and Financial Condition Report.
Lloyd’s Operations
Our Lloyd’s business is conducted through our managing agent - CUAL. CUAL is regulated by the Council of Lloyd’s (in addition to the PRA and FCA) and manages a number of syndicates. A syndicate is comprised of one or more members that underwrite (re)insurance risks with each syndicate being managed by a managing agent. Managing agents write (re)insurance business on behalf of the member(s) of the syndicate, and the member(s) receive profits or bear losses in proportion to their share in the syndicate for each underwriting year of account.
The Council of Lloyd’s has broad rule-making and enforcement powers to manage the Lloyd’s market. The rules set by the Council, among other matters, prescribe membership subscription, the level of contribution to the Lloyd’s New Central Fund and the assets that must be deposited with Lloyd’s in support of underwriting, known as “funds at Lloyd’s”. The Lloyd’s Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its insurance obligations, and Lloyd’s requires every member of Lloyd’s to contribute a prescribed amount to the Lloyd’s Central Fund annually. Fund’s at Lloyd’s requirements are similar in effect to a required solvency margin. Lloyd’s syndicates are required to use a Solvency II compliant internal model to calculate solvency capital requirements. CUAL is required to submit annually a business plan for each syndicate, which is subject to review and approval by Lloyd’s.
Ireland
XL Re Europe SE is a company incorporated in Ireland and regulated by the Central Bank of Ireland (“CBI”) as a reinsurer. The Insurance Supervision Directorate of the CBI is responsible for the prudential supervision of (re)insurance undertakings authorized in Ireland. It has powers to administer a broad range of sanctions in response to breaches of regulation or conditions of authorization including fines, cautions or reprimands, revocation or suspension of authorization and/or disqualification of senior managers.
Solvency Requirements
XL Re Europe SE is supervised under Solvency II and its minimum capital and solvency requirements are calculated using the Solvency II standard model.
Reporting Requirements
Pursuant to the Companies Act 2014, XL Re Europe SE is required to file QRTs, including audited financial statements, with the Companies Registration Office in Dublin. Certain changes to reported information must also be filed with the Companies Registration Office during the year as they arise.
Dividends and Distributions
XL Re Europe SE can only declare dividends out of “profits available for distribution,” which are accumulated, realized profits, less accumulated, realized losses, as determined by reference to the last audited or interim accounts.
Branch Network
XL Re Europe SE has branches in the U.K., France, Switzerland and Dubai. The CBI’s supervision of XL Re Europe SE extends to business pursued through its European/European Economic Area ("EEA") branches or via passporting in the E.U./EEA, subject to any requirements imposed by the regulator of the jurisdiction in which the branch is located. The CBI is responsible for notifying other E.U./EEA states of an Irish (re)insurer’s intention to operate in their jurisdiction.
The Swiss branch of XL Re Europe SE is not subject to supervision by the Swiss Financial Market Supervisory Authority (“FINMA”).
The Dubai branch is licensed to operate as an Authorized Firm for Non-Life insurance business and is regulated by the Dubai Financial Services Authority.

Switzerland
Our Swiss (re)insurance subsidiaries Catlin Re Switzerland Ltd, XL Re Latin America Ltd and XL Insurance Switzerland Ltd (in run-off), as well as the Zurich branch of XL Insurance Company SE, London, are subject to regulation and supervision in Switzerland. Swiss insurance regulation is set forth in the Swiss Insurance Supervision Act of 2004 (ISA), as amended from time to time and the Swiss Insurance Supervision Ordinance of 2005, as amended from time to time.
Supervision of our Swiss (re)insurance subsidiaries is carried out by FINMA. FINMA’s supervisory tasks encompass authorization, supervision and, where necessary, enforcement of supervisory law. FINMA may also regulate activities where it is authorized to do so.
Solvency & Capital Requirements
FINMA’s supervisory regime is called the "Swiss Solvency Test," which imposes capital requirements on our Swiss (re)insurance subsidiaries, and also includes reporting requirements. In addition, our Swiss subsidiaries that write direct insurance have to comply with "tied assets" requirements. The Swiss supervisory regime has been assessed as Solvency II equivalent.
Dividends and Distributions
Our Swiss (re)insurance subsidiaries may only distribute dividends out of their retained earnings or distributable reserves, based on the entity’s last audited annual accounts. In addition, FINMA must approve all such dividend distributions.
Reporting Requirements
In addition to the Swiss-Solvency Test-related reporting noted above, each of our Swiss (re)insurance subsidiaries is subject to annual reporting requirements. These requirements include the filing of an annual management report that includes the entity’s annual accounts and consolidated accounts for the group and an annual supervisory report that includes details on solvency margins, technical provisions, lines of business, type of reinsurance treaties, geographical information, details on investments categories and other information. Our Swiss (re)insurance subsidiaries are also required to maintain business plans, any changes to which must be approved by FINMA.
Other International Operations
We have a number of (re)insurance subsidiaries that operate in jurisdiction other than those discussed above, including in the Asia Pacific and Latin American regions. We also (re)insure risks in many countries pursuant to regulatory permissions and exemptions available to non-admitted (re)insurers.
Asia Pacific
We do business across the Asia Pacific region, including in Singapore, Hong Kong, Australia, Labuan and China, through a combination of (re)insurance subsidiaries, branch offices and Lloyd’s service companies in Singapore, Hong Kong, Australia and Labuan. Our Singapore service company and branches are regulated, respectively, by Lloyd’s Asia and the Monetary Authority of Singapore. Our Australian service company holds an Australian Financial Services License and is regulated by the Australian Securities and Investment Commission. The Australia branch of XLICSE is regulated by the Australian Prudential Regulatory Authority. As for Hong Kong, the service company underwriters must be registered with the Insurance Agents Registration Board, while the Hong Kong branch of XLICSE is directly regulated by the Office of the Commissioner of Insurance, which will become the Independent Insurance Authority in 2017. Finally, in Labuan we have a service company and branch of XLICSE, both of which are regulated by the Labuan Financial Services Authority.
Our Chinese regulated insurance subsidiary, XL Insurance Company China Limited, is regulated by the China Insurance Regulatory Commission (the "CIRC") under the People’s Republic of China Insurance Law. To carry on (re)insurance business in a foreign currency, the company is also subject to licensing and foreign currency exchange control by the State Administration of Foreign Exchange. We also participate in the Chinese market as the XL Catlin Underwriting Division of Lloyd’s Insurance Company (China) Limited, which is also regulated by the CIRC.
Latin America
We have both insurance and reinsurance operations in the Latin American region, with local companies writing business in Brazil and Mexico. Our Mexican and Brazilian (re)insurance subsidiaries are regulated by the National Commission of Insurance and Surety and the Superintendência de Seguros Privados, respectively. We also act as a foreign reinsurer in almost all Latin-American countries. We are admitted reinsurers in different countries through different reinsurance companies across the region. While the extent and type of regulation to which we are subject varies from country to country in which we conduct business, each country typically has regulations relating to solvency, auditing, internal controls and financial reporting.

Other Regulatory Considerations
We continue to monitor and assess regulatory initiatives and legislation around the world that may impact us in the future. We have focused closely on Solvency II, which became effective on January 1, 2016. We are actively monitoring and engaging on the proposed regulatory framework being developed by the International Association of Insurance Supervisors (“IAIS”) for internationally active insurance groups (“IAIGs”), including the design of a new risk-based global capital standard, and we are also monitoring the development of systemic risk regulation.
Executive Officers of the Registrant
The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 17, 2017:

Name	Age	Position
Michael S. McGavick	59	Chief Executive Officer and Director
Stephen J. O. Catlin	62	Executive Deputy Chairman
Charles Cooper	45	Executive Vice President and Chief Executive, Reinsurance
Susan L. Cross	56	Executive Vice President and Global Chief Actuary
Kirstin Gould	50	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	51	Executive Vice President and President, P&C Operations
W. Myron Hendry	68	Executive Vice President and Chief Platform Officer
Paul Jardine	55	Executive Vice President and Chief Experience Officer
Andre Keller	46	Executive Vice President and Chief Investment Officer
Peter R. Porrino	60	Executive Vice President and Chief Financial Officer
Jacob D. Rosengarten	61	Executive Vice President and Chief Enterprise Risk Officer
Eileen Whelley	62	Executive Vice President and Chief Human Resources Officer
Michael S. McGavick, was appointed as a Director of the Company in April 2008, shortly prior to his commencement as the Company’s Chief Executive Officer on May 1, 2008. Previously, Mr. McGavick was President & CEO of the Seattle-based Safeco Corporation from January 2001 to December 2005. Prior to joining Safeco, Mr. McGavick spent six years with the Chicago-based CNA Financial Corporation, where he held various senior executive positions before becoming President and Chief Operating Officer of the company’s largest commercial insurance operating unit. Mr. McGavick’s insurance industry experience also includes two years as Director of the American Insurance Association’s Superfund Improvement Project in Washington D.C., where he became the Association’s lead strategist in working to transform U.S. Superfund environmental laws
Stephen J. O. Catlin was appointed as a Director of the Company and as its Deputy Executive Chairman in May 2015. Prior to the Catlin Acquisition, from 2006 to May 2015, Mr. Catlin served as Catlin's Chief Executive Officer and Deputy Chairman. Mr. Catlin founded Catlin Underwriting Agencies Limited in 1984 and was the active underwriter of Syndicate 1003 and later Syndicate 2003 until May 2003. From 1996 to 2002, Mr. Catlin was the Lloyd’s nominated Director of Equitas Holdings Limited. He served as Chairman of the Lloyd’s Market Association, the trade association representing the interests of Lloyd’s underwriters and underwriting agents, from 2000 until 2003. Mr. Catlin was a member of the Council of Lloyd’s from 2002 until 2004 and a member of the Lloyd’s Franchise Board from 2003 until 2006. Mr. Catlin was President of the Insurance Institute of London in 2010-2011 and is a Visiting Fellow at the Oxford University Centre for Corporate Reputation.
Charles Cooper was appointed Executive Vice President and Chief Executive, Reinsurance effective January 1, 2017. Previously, from October 2010 to January 2017, Mr. Cooper served as the Company’s Chief Executive, Bermuda Reinsurance, responsible for development and execution of the Company’s Bermuda reinsurance operations.  Mr. Cooper first joined the Company in March 2000 as an Assistant Vice President and Corporate Planning Analyst, and during his 17 year career with the Company has also served as a Vice President and Casualty Treaty Underwriter, and as a Senior Vice President and Property Treaty Underwriter. Prior to joining the Company, Mr. Cooper was an international casualty underwriter with Zurich North American and AIU North America.
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
Gregory S. Hendrick was appointed Executive Vice President and President of P&C Operations on January 1, 2017. Mr. Hendrick served as Executive Vice President and Chief Executive of Reinsurance Operations from May 2015 to January 2017. From January 2012 to May 2015, Mr. Hendrick served as Executive Vice President and Chief Executive of Insurance Operations. From October 2010 to January 2012, Mr. Hendrick served as Executive Vice President, Strategic Growth. From 2004 to October 2010, Mr. Hendrick served as President and Chief Underwriting Officer of XL Re Ltd. Previously, he served as head of U.S. Property Treaty underwriting at XL Re Ltd and Vice President responsible for U.S. Property Underwriting for XL Mid Ocean Reinsurance Ltd. Prior to joining XL, Mr. Hendrick was Assistant Vice President of Treaty Underwriting for the Winterthur Reinsurance Corporation of America.
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
Andre Keller was appointed Executive Vice President and Chief Investment Officer effective January 1, 2017. Previously, from May 2015 to December 2016, Mr. Keller served as the Company’s Head of Global Asset Positioning, responsible for investment strategy, portfolio steering and portfolio implementation. Prior to the Company’s acquisition of Catlin, from March 2014 to May 2015, Mr. Keller served as the Deputy Chief Investment Officer of Catlin.  Prior to joining Catlin, from June 2009 to January 2014, Mr. Keller served as the Head of Asset Management and Deputy Chief Investment Officer for Nationale Suisse, Switzerland, and from June 1998 to April 2009, held progressively senior management positions with Swiss Reinsurance Company Ltd, Switzerland.
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

Non-Employee Directors of the Registrant
Eugene M. McQuade has been a director since July 2004 and the non-executive Chairman of the Board since May 2015. Previously, Mr. McQuade served as Vice Chairman of Citigroup Inc., where he led Citigroup's comprehensive capital analysis and review process, and prior to that as the Chief Executive Officer of Citibank, N.A., the commercial banking arm of Citigroup, and as a member of Citigroup’s Operating Committee.
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
Edward J. "Ned" Kelly, III has been a director since August 2014. Previously Mr. Kelly was Chairman of Citigroup Inc.'s Institutional Clients Group, Citi's Chief Financial Officer, General Counsel and Secretary of JP Morgan & Co. Incorporated and Managing Director of the Carlyle Group.
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
Sir John M. Vereker has been a director since November 2007. Previously, Sir John Vereker was the Governor and Commander-in-Chief of Bermuda.
Employees
At December 31, 2016, we had 7,400 employees. At that date, 430 of our employees were represented by workers’ councils and 556 of our employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.

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
We make available free of charge, including through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Upon written or oral request, we will promptly deliver, without charge, to any shareholder a copy of the Annual Report on Form 10-K. Requests for copies should be submitted to the Company Secretary at XL Group, O'Hara House, One Bermudiana Road, Hamilton HM 08, Bermuda or (441) 292-8515.
We have adopted Corporate Governance Guidelines, written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Nominating, Governance and External Affairs Committee and the RFC, as well as a Code of Conduct and a related Compliance Program. Each of these documents is posted on our website at http://www.xlgroup.com, and each is available in print to any shareholder who requests it by writing to us at Investor Relations Department, XL Group, 100 Washington Blvd., 6th Floor, Stamford, CT 06902, United States of America.
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
Any of the following risk factors could have a significant or material adverse effect on our business, financial condition, results of operations and/or liquidity, in addition to the other information contained in this report. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations and/or liquidity.
Our Business
The Catlin Acquisition may not result in the benefits and synergies anticipated.
We have substantially completed our integration activities and are on track to achieve synergies from the Catlin Acquisition in excess of our original projections. However, our actual cost-savings, the costs required to realize the cost-savings and the source of the cost-savings could differ materially from our projections, and we may not achieve the full amount of cost-savings on the schedule anticipated, or at all, and it is possible these cost-savings initiatives may have other unanticipated adverse effects on our business.
We also may not be able to achieve the targeted long-term strategic or operational benefits of the Catlin Acquisition, and may face other challenges and difficulties, including those related to, without limitation, managing a larger combined company; managing our future growth; redeploying resources in different areas of operations to improve efficiency; unanticipated issues in integrating information technology and other systems; and addressing possible differences between XL Group’s culture, processes, controls, procedures and systems and those of Catlin. Our future performance will, among other things, also depend on the successful retention and motivation of key employees from both XL Group and Catlin. A failure to achieve these synergies or effectively manage these challenges and difficulties could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
The occurrence of disasters could adversely affect our financial condition, results of operations, cashflows and prospects.
We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events.  Both our underwriting limits for (re)insurance policies covering such losses and our exposure to such losses increased following the Catlin Acquisition. Catastrophes can be caused by various natural or man-made events, including hurricanes, wind, tropical storms, earthquakes, floods, hailstorms, tornadoes, drought, severe weather, volcanoes, solar storms, nuclear, chemical, biological, radiological or other environmental events, accidents and disasters, human error, power outages, explosions, fires, war, cyber attacks and events and acts of terrorism. Changing climate conditions may add to the unpredictability and frequency of natural disasters in certain parts of the world and could create additional uncertainty as to future trends and exposures. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss any given occurrence will generate.
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
As a result of the June 23, 2016 Brexit vote, negotiations to determine the terms of the U.K.’s withdrawal from the E.U. as well as its relationship with the E.U. going forward, including the terms of commercial activities between the U.K. and the E.U., are expected to commence by the end of March 2017. Brexit caused significant market volatility and currency exchange rate fluctuations, including a sharp decline in the value of the British Pound as compared to the U.S. dollar and other currencies, during 2016 and its future effects are expected to be far-reaching. Brexit, or the perceived impact thereof, may adversely affect business activity and global economic, political, regulatory or market conditions, initially due to the uncertainty as to the timing of U.K.-E.U. negotiations and the terms of any agreements ultimately reached, and could continue to contribute to instability in global financial and foreign exchange markets, political institutions and regulatory agencies as events unfold. In particular, individual countries may not be incentivized to negotiate terms that are as favorable to the U.K. as today’s arrangement, thereby adding to the uncertainty. Due to the potential for less cross-country cooperation across the E.U., our industry may face a less liberal trading regime in the future, which could take the form of tariffs or other protectionist measures.
We anticipate that Brexit will disrupt our U.K. domiciled entities’, including our Lloyd's syndicates’, ability to passport within the E.U. It is also likely to inhibit the free movement of goods and people between the U.K. and the E.U. Brexit could also lead to legal uncertainty under our longer-term contractual arrangements and potentially a large number of new and divergent national laws and regulations including tax rules as the U.K. determines which E.U. laws to replace or replicate, which could lead to a more complex and expensive business model, creating the potential for additional uncertainty. However, at this early stage, the ultimate effects of Brexit are unknown and will depend on agreements the U.K. may reach to retain access to E.U. markets.
Beyond concerns relating to the cross-border transfer of goods, services and people, Brexit could have significant economic, legal, regulatory, structural, monetary and geopolitical impacts, including among other things:

▪	Slow growth in the U.K., the E.U., or globally for the foreseeable future. Such slowing could exacerbate the pressure on pricing of our products, among other impacts.

▪	Creation of a prolonged low interest rate environment, which may affect our profitability, cost structure, overall return on equity and solvency position.

▪
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

▪
Potential longer term inflationary pressures in the U.K. arising from the devaluation of the British Pound after the vote, which could adversely affect the carrying value of certain of our assets and/or liabilities.

▪	Additional referendums within the U.K., such as Scotland, which could lead to a breakup of the U.K.

▪
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

▪
The potential for further unwinding of the E.U., as other European countries may seek to conduct referenda with respect to their continuing membership with the E.U. A breakup of the E.U. would further reduce passporting benefits, potentially causing us to establish legal entities and/or branches in more countries in order to write business in those countries. This in turn may create the potential for more strained capital and reductions in capital surpluses and additional expense overhead, talent shortages, greater operational complexity and more onerous and duplicative requirements from individual country regulators. In connection with such an unwinding, exiting countries also may seek to redenominate their currencies, which could have a significant impact on our foreign exchange hedging activity and our results of operations and financial condition. See also the risk factor titled “Sovereign debt crises concerns regarding the instability of countries experiencing such crises, as well as the downgrading of sovereign nations' credit ratings, could have a material adverse effect on our business, financial condition and results of operations.”

Each of these effects alone, and at a more heightened risk in combination, has the potential to create a more complex and more expensive business model, in addition to a recessionary environment, which could adversely affect our results of operations and financial condition.
Given these possibilities, as well as the lack of comparable precedent, we may not anticipate the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit cannot be predicted and remains uncertain.
Recent political events demonstrate a rise in populism that could lead to policies that negatively impact our cost of doing business or affect future business opportunities.
The results of the recent U.K. Brexit vote and U.S. presidential election demonstrate an upward trend globally in populist sentiment, which also may impact the upcoming elections in many of the E.U. countries, particularly in France and Italy. Protectionist trade legislation implemented in countries in which we operate, including the U.S., the U.K., or E.U. countries, such as changes in tariff structures or export or import compliance laws, could reduce global trade, thereby reducing demand for (re)insurance products and could adversely affect our ability to do business in some countries on economically favorable terms and conditions. This in turn could adversely affect our results of operations and financial condition.
A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cash flows.
As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies, a downgrade by any of these institutions could cause our competitive position in the insurance and reinsurance industries to suffer and make it more difficult for us to market our products.
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best Company ("A.M. Best"), which is three notches below the current S&P financial strength rating of "A+" (Positive) and two notches below the A.M. Best financial strength rating of "A" (Stable), may trigger termination provisions in a significant number of our assumed reinsurance and retrocessional agreements and may potentially require us to return unearned premiums to cedants or post additional collateral. In addition, a material reduction in our shareholders’ equity may trigger termination provisions or require us to post additional collateral in a majority of our assumed reinsurance agreements. While the amount of reduction necessary to trigger such termination provisions varies from agreement to agreement, such provisions are generally triggered by a reduction in the range of 20 to 50 percent. Whether a client would exercise its termination rights after such a downgrade or decline in shareholders' equity would likely depend on, among other things, the reasons for the downgrade or decline, the extent of the downgrade or decline, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, we estimate that approximately 59% of our in force reinsurance contracts at January 1, 2017 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below "A-."
In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in both a substantial loss of business for us, as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings, and a loss of key employees. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

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
Global markets and economic conditions have in the past been negatively impacted by the uncertainty relating to sovereign debt levels in certain markets, such as those of developing nations including, but not limited to, Brazil and China, and of various E.U. member states (including Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations")), the ability of those countries to service their sovereign debt obligations and the stability of financial institutions operating within those countries. This uncertainty in the past resulted and could in the future result again in volatile bond yields on such sovereign debt, as well as on those of the debt of corporations located or operating within such countries, and on the valuation of equity markets, and could have material adverse impacts on financial markets and economic conditions regionally or throughout the world. Such volatility could, in turn, have material adverse impacts on the performance of our investment portfolio, as well as some of our credit sensitive underwriting activities. In addition, should governments default on their obligations, there could be a negative impact on both our direct equity and fixed income holdings, as well as on non-government issues and financials held within the country of default.
An extended period of stagnant growth combined with low or negative inflation, a continuation of significant deficits and an ongoing period of stimulative monetary policy could lead to a re-emergence of the sovereign debt crisis concerning one or more developing countries, and/or the European Periphery Nations, and related financial restructuring efforts, could cause the value of affected currencies to deteriorate, which in turn could adversely impact assets denominated in such currencies held in our investment portfolio or our books of business in such countries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results - Balance Sheet Analysis - European Sovereign Debt," for an analysis of our fixed maturity portfolio's exposure to European Periphery Nations.
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
With respect to the possible re-emergence of a European sovereign debt crisis, the interdependencies among European economies and financial institutions and between such European economies and financial institutions and those of the rest of the world may lead to concerns regarding the stability of European financial markets generally and certain institutions in particular. The recent U.K. Brexit vote and the U.S. presidential election results highlight a rise in populism globally and may impact the upcoming elections in many E.U. member states, particularly in France, Germany and Italy. An adverse election outcome could pressure one or more Euro-zone countries to leave the European Monetary Union or the E.U., or the Euro as the single currency of the Euro-zone could cease to exist if the European Monetary Union were dissolved. These or other actions could ultimately result in the E.U. ceasing to exist. Any of these developments, or the perception that any of these developments is likely to occur, could lead to severe economic recession or depression. If one or more significant countries follow in the U.K.'s footsteps and decide to abandon the E.U., if the Euro or the European Monetary Union dissolves, or if separatist movements in countries such as Italy and Spain prove successful, causing certain regions of such countries to secede, it may result in foreign exchange and investment losses, uncertainty with respect to the terms, value or enforceability of certain bonds, instruments or contracts, which could result in a material loss to us. Similarly, if a country leaving the Euro-zone imposes currency controls, such controls may have a material adverse impact on the value of and our ability to withdraw funds from that country. For a discussion of risks specific to the recent Brexit vote, see "Recent developments relating to the U.K.'s referendum vote in favor of withdrawing from the E.U. ("Brexit") could adversely affect us."
Given the extent of our European operations, including that several of our subsidiaries are domiciled in Europe and our European investment holdings, clients and counterparties, volatility in the European financial markets, or the failure of any significant European financial institution arising from the wider implications of a crisis, even if not an immediate counterparty to us, could have a material adverse impact on our business, investment portfolio, liquidity or financial performance. A future Euro-zone sovereign crisis (including a sovereign debt crisis) could lead to political uncertainty, material changes to tax policies of Euro-zone countries, financial turmoil and social unrest, which could affect the successful implementation of stability measures. Sovereigns, financial institutions and companies may become subject to liquidity shortages and be unable to obtain refinancings or new fundings, leading to an increased risk of a default on their existing debt, and measures to reduce debt levels and fiscal deficits could result in a further slowdown of or negative economic growth.
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
Our business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to maintain or profitably grow market share:

▪	We may develop products that insure risks we have not previously insured or contain new coverage or coverage terms.

▪	We may refine our underwriting processes.

▪	We may seek to expand distribution channels.

▪	We may focus on geographic markets where we have had relatively little or no market share or operating history.

▪	We may engage in insurance-linked securities and other reinsurance capital markets transactions, either alone or with third party investors.
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

▪
To develop new products or markets, we may encounter unanticipated regulatory scrutiny, operational issues or unanticipated coverage risks, or we may need to make substantial capital and operating expenditures, which may also negatively impact results.

If our efforts to develop new products or expand in targeted markets are not successful, our results could be materially and adversely affected.
If actual claims exceed our loss reserves, or if increases in the estimated levels of loss reserves are necessary, our financial results and cash flows could be adversely affected.
Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss adjustment expense ("LAE") liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include the accuracy of the information on which the estimates were based, especially as estimates develop, jury decisions, court interpretations and legislative changes occur, the medical condition of claimants change, public attitudes evolve, and economic conditions such as inflation change or discount rates used by courts to evaluate settlements (such as the rates used by U.K. courts for lump sum bodily injury claims that are currently under review) change. Any of these changes could impact the ultimate cost of claims, which may require an adjustment of our reserves.

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
Changes to industry practices of legal, judicial, social, political, legislative or other environmental conditions or disruptions that affect businesses' continuity and interdependencies could cause unexpected issues related to claim and coverage as well as additional forms of loss experience to emerge. These issues may adversely affect our business by either expanding coverage beyond our underwriting intent or by increasing the number or size of claims. For example, disruptions in the credit markets could affect the number and size of reported claims under directors and officers liability insurance ("D&O") and professional liability insurance lines of business, or data and network security breaches, information system failures, cyber attacks or data breaches could lead to unanticipated claim and coverage issues. In some instances, these changes may not become apparent until sometime after we have issued the insurance or reinsurance contracts that are affected by the changes. Historically, such claims and coverage issues have occurred at heightened levels during periods of very soft market conditions, which often reflect an inflection point in the typical cycle of insurance industry market conditions. In addition, our actual losses may vary materially from our current loss estimates based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.
Our delegation of underwriting and claims authority to third parties exposes us to operational, financial and regulatory risks.
Part of our insurance business is underwritten and serviced by third parties. With respect to underwriting, our contractual arrangements with third parties will typically grant them limited rights to bind us to new and renewal policies, subject to contractual restrictions and obligations and requiring them to underwrite within the terms of our licenses. Should these third parties issue policies that contravene these contractual restrictions, we could nonetheless be deemed liable for such policies and subject to regulatory fines and penalties for any breach of licensing requirements. It is possible that in such circumstance we might not be fully indemnified for such third parties' contractual breach.
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
We purchase reinsurance, including retrocessional reinsurance, for our own account in order to mitigate the volatility that losses impose on our financial condition. Retrocessional reinsurance involves a reinsurer, the retrocedant, ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the retrocedant has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments or otherwise perform under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds and may result in a recapture of the reinsured or retroceded business. For further information regarding our reinsurance exposure, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
We also use capital market solutions, such as catastrophe bonds, as part of our overall risk management strategy. The use of catastrophe bonds may not provide the same level of protection as traditional reinsurance, and, like traditional reinsurance, the accessibility of the catastrophe bond market may be impacted by disruptions, volatility or uncertainty, such as following a major catastrophic event. Also, to the extent that we use catastrophe bond transactions based on an industry loss index rather than on our actual incurred losses, such transactions would result in residual risk.
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
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. As detailed in Item 8, Note 18, "Commitments and Contingencies," to the Consolidated Financial Statements included herein, AON Corporation, Marsh & McLennan Companies and the Willis Group and their respective subsidiaries each provided significant portions of our gross written premiums for property and casualty operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
Our reliance on brokers subjects us to credit risk.
In certain jurisdictions, when an insured or ceding insurer pays premiums for (re)insurance policies to brokers for further payment to us, such premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for such amounts, whether or not we have actually received the premiums from the broker. In addition, in accordance with industry practice and contract terms, we generally pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased reinsurance from us. In most jurisdictions, if a broker fails to make such a claims payment to the insured or ceding (re)insurer, we generally remain liable to the insured or ceding (re)insurer for that non-payment. Consequently, we assume a degree of credit risk associated with the brokers with whom we transact business, which could have a material adverse effect on our business.
We are subject to a number of risks associated with the global nature of our business.
A material portion of our revenues is derived from our clients in Europe, North America and Bermuda. Weak demand or market disruption in these regions could have a material adverse impact on our results of operations. We have also continued to pursue opportunities in other countries, including in developing markets such as Asia Pacific, Africa and Latin America. Differing economic conditions and patterns of economic growth and contraction in the regions in which we operate could make it more difficult to forecast accurately product demand and effectively develop business, which could adversely affect our results of operations.
In conducting business in developing markets, we are subject to a number of significant risks. These risks include restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. The occurrence of one or more of these or other risks in one country may affect our operations in another country or countries. In addition, some countries, particularly developing economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Other risks are less developed forms of government supervision, regulation and legal process including less developed corporate, contract and bankruptcy laws, difficulty in enforcing contractual obligations, and the lack of uniform accounting and auditing standards. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.
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
We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures and assess product pricing and pricing adequacy, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision making (e.g., capital setting, capital allocation, underwriting, reserving, pricing, reinsurance purchasing, investment decisions and managing catastrophe exposure). The modeled outputs and related analyses - both from proprietary and third party models - are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the availability, use, accuracy and relevance of historical, internal and industry data, and incorporate numerous assumptions and forecasts about the future level and variability of interest rates, inflation, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, meteorological and seismological relationships, the state of the judicial climate and equity markets, among others. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Further, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model, including input errors, data errors, and human error. Misuse of the model's outputs includes potential overreliance upon the model's outputs beyond its domain of statistical relevance. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we miscalculate the amount of capital we are required to hold, or we misprice our products or underestimate the frequency and/or severity of loss events, or incorrectly estimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected, which could have a material adverse effect on our results of operations and financial condition.
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
Our ability to pay dividends or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which our principal (re)insurance subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities.
As holding companies, XL-Bermuda and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Bermuda and XL-Cayman rely on the availability of dividends and other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and XL-Bermuda common and XL-Cayman preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The payment of dividends by our (re)insurance subsidiaries is regulated under the laws of various countries, including Bermuda, the U.K., Ireland, Switzerland and the other countries where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our (re)insurance subsidiaries are domiciled and by the Society of Lloyd’s. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant (re)insurance subsidiaries in Bermuda, the U.K., Ireland and the U.S., see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements, and Item 1, "Business – Regulation."
XL-Bermuda is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buy back its common shares. Under Bermuda law, XL-Bermuda may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: a) the Company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the Company's assets would thereby be less than its liabilities. As of December 31, 2016, XL-Bermuda had $8.1 billion in contributed surplus. The ability to declare and pay dividends may also be restricted by the group-wide capital and solvency provision imposed by the BMA described under Item 1, "Business - Regulation."
In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends to XL-Bermuda or to holders of its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit it from declaring or paying dividends on the ordinary shares that XL-Bermuda holds unless full dividends have been declared and paid on the outstanding preferred shares.
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
The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources and higher ratings than we have. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets and with alternative products that are intended to compete with reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years, capital market participants have been increasingly active in the reinsurance market and in markets for related risks. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.
Operational risks, including human or systems failures, are inherent in our business.
Losses can result from operational risk such as, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. Areas of operational risk can be heightened after a major acquisition, or in discontinued or exited businesses as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise held by departing management or employees.
We operate globally, and have two office locations in India and one in Poland that currently provide large portions of our back office support. Our global operations present significant operational risk due to the possibility of political instability, disruptions in communication or information processes, whether due to technical difficulties, power failures or destruction or damage to our offices for any reason. If any disruption occurs, our business continuity and disaster recovery plans may not be effective, particularly if natural or man-made catastrophic events occur, and such disruption could harm our results of operations or our reputation in the marketplace.
We believe that our modeling, underwriting and information technology and application systems are critical to our business, as our operations rely on the secure processing, storage and transmission of confidential and other information through our computer systems and networks. Moreover, our information technology and application systems have been important to our underwriting process and our ability to compete successfully. Our business depends on effective information systems and the integrity and timeliness of the data we use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our clients, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems and processes supporting them. Failure of any of these systems or inaccuracies in the data stored therein may jeopardize our ability to service and interact with clients and report to regulators, which could result in significant losses, reputational damage or regulatory non-compliance. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended.
We have outsourced custody and record-keeping of our investment portfolio to third-party managers, custodians and investment accounting service providers that we believe to be reputable. We have also outsourced a significant portion of the day-to-day management of our investment portfolio to third party managers. A major defect in investment management strategy or decision-making by those managers could result in management distraction and/or significant financial loss. We also have outsourced claims handling for certain of our business, including portions of our Run-Off Life Operations, to third parties and we rely on a few brokers for a large portion of our revenues. A major defect in our brokers’, claims managers', investment managers’, custodians’ or investment accounting services providers' internal controls or information and technology systems could result in management distraction or significant financial loss or other negative impact on our business.
Any ineffectiveness in our internal controls, information technology, application systems, investment management (including, without limitation, in setting our investment strategy or in our investment managers' execution of such strategy or our monitoring thereof) or custody and record keeping could have a material adverse effect on our business. Similarly, any ineffectiveness in the internal controls, information technology, application systems, investment management strategy or execution or custody or record keeping of any of our aforementioned vendors could also have a material adverse effect on our business.
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
Insurance industry participants have consolidated through recent mergers and acquisitions and may continue to seek to consolidate. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment because we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for our products and services, and reduce their use of reinsurance, and, as such, we may experience rate declines and possibly write less business.

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
We have and may continue to establish, operate, invest in or manage third party capital vehicles. In connection with these arrangements, a primary portion of the business written by the insurers affiliated with these third party capital vehicles will be reinsurance or retrocessional contracts ceded by XL Group entities. XL Group will continue to underwrite business for its own portfolios in accordance with its own policies, strategies and business plans and XL Group may, and likely will, write business for itself which would otherwise have been suitable for one or more of these third party capital vehicles. As a result, there may be situations in which the interests of one or more third party capital vehicle may conflict with the interests of another such vehicle or XL Group. Additionally, XL Group entities and/or their respective partners, principals, employees, officers, directors, shareholders and affiliates (“XL Persons”) may have investment interests in, hold directorships with, serve as executives of, or otherwise be involved with, these third party capital vehicles. As a result, conflicts may also arise in cases where an XL Person simultaneously performs services for a third party capital vehicle and for XL Group. Such conflicts could have a negative effect on our relationship with such third party capital vehicles or our reputation generally and could materially impact our investments in those vehicles.
Our asset manager subsidiary New Ocean Capital Management Limited ("New Ocean Capital Management"), our insurance manager subsidiary XL Underwriting Managers Ltd., or our other affiliated investment vehicles in which we may be involved may owe certain legal duties and obligations to counterparties or third party investors (including reporting obligations), and will be subject to complex laws and regulations relating to such duties and obligations. Compliance with some of these laws and regulations, all of which are subject to change, requires significant management time and attention. Although New Ocean Capital Management will seek to continually monitor its policies and procedures to attempt to ensure compliance, faulty or mistaken judgments or representations, errors or the failure of its personnel to adhere to its policies and procedures could result in its failure to comply with applicable laws or regulations, which could result in significant liabilities, penalties or other losses and harm our business and results of operations.
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
Acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.
Our acquisition activity may expose us to significant unanticipated liabilities. These liabilities could include tax liabilities, employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, intellectual property liabilities, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The incurrence of such unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition or results of operations.
Investments
We are exposed to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.
Our operating results are affected by the performance of our investment portfolio. Our assets are invested primarily by a number of external investment management service providers, and to a lesser extent by our in-house portfolio management team, under the direction of the Company’s management in accordance with the Authorities Framework. The Authorities Framework defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, geography and value. Our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our financial condition, results of operations and cash flows.
We are exposed to significant capital market risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. Our consolidated results of operations, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other than temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our results of operations and business.
For the year ended December 31, 2016, we incurred net realized and unrealized investment gains and losses, as described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included herein. We continue to closely monitor current market conditions and evaluate the long term impact of the market on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.
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
Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured and credit-sensitive government-related securities. Approximately 2.4% of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk and a greater exposure to credit spread risk. Certain investments may be less liquid in times of economic weakness or market disruptions. Our procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically may not protect us during periods of economic weakness or periods of turmoil in capital markets from default losses in both our investment grade and below investment grade corporate and structured holdings. This may result in a material reduction of net income, capital and cash flows.
Downturns and volatility in the equity markets could materially adversely affect our results of operations, financial condition or cash flows.
Our investments include common stock or equity-related securities, including hedge funds and private investments (including funds). The value of these assets fluctuates, due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline, and may negatively impact net income, capital and cash flows. In addition, the amount of earnings from hedge funds and private investments (including funds) are not earned evenly across the year, or even from year to year. As a result, earnings that we record from these investments may vary substantially from quarter to quarter. The ability of a hedge fund to satisfy any redemption request from its investors depends on the underlying liquidity of the hedge fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict, and, if such funds are unable to satisfy our redemption requests, our results of operations, financial condition and cash flows may be adversely impacted. As hedge funds and certain private investment funds and other funds are collective investment vehicles managed by third parties, we do not control the proceeds once we make our investments, thus subjecting us to a higher level of fraud risk than is the case with our fixed income and equity holdings.
Our investments are exposed to foreign currency exchange rate and international securities market risks that could negatively affect our results of operations, financial condition or cash flows.
We invest in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed corporate, contract and bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets.
A portion of our investments are denominated in other currencies. In addition, many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates.
The functional currencies of our principal insurance and reinsurance subsidiaries include the U.S. dollar, British Pound, the Euro, the Swiss franc and the Canadian dollar. Exchange rate fluctuations of one currency relative to one or more other currencies may materially impact our financial position, results of operations and cash flows.
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
Our management periodically reviews and assesses our portfolio to determine if other-than-temporary impairments ("OTTI") should be recognized on our investments. For discussion of our accounting policy regarding OTTI, see Item 8, Note 1(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale."
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include, among others, subsequent changes in general economic conditions as well as specific business conditions affecting particular issuers, our liability profile, the subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, the stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. During periods of market disruption, it may also be more difficult to value certain securities if trading becomes less frequent or market data less observable. There may also be certain asset classes that become illiquid due to the financial environment. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon our future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines.
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
We hold certain investments that may lack liquidity or for which the availability of prices or inputs may be reduced in periods of market dislocation, such as non-agency residential mortgage-backed and collateralized debt obligation securities, as well as investments in affiliates, private equity and private debt securities, and investments in certain hedge funds, which may suspend or delay redemption requests under certain circumstances. Even some of our high quality assets have been more illiquid during periods of challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in authoritative accounting guidance over fair value measurements may be less liquid, may be more difficult to value, requiring significant judgment, and may be more likely to result in sales at materially different amounts than the fair values determined by management.
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
Regulation
Governmental and regulatory actions may impact the marketplace generally or us in particular.
In recent years, the (re)insurance industry has come under increased regulatory and governmental scrutiny in many jurisdictions where we operate, including the United States, the U.K. and the Euro-zone. In the United States, Dodd-Frank created the Federal Insurance Office (the "FIO") within the Treasury Department that is focused on monitoring the insurance sector and representing the U.S. internationally on prudential insurance matters. Although the FIO does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the Federal Government, subject to certain requirement and exceptions. While we have not been required to make material changes to our business or operations as a result of Dodd-Frank, due to the complexity and broad scope of Dodd-Frank, it is not certain what the scope of future rulemaking or interpretive guidance from regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability. Although the new administration in the U.S. has directed a review of Dodd-Frank, it is uncertain what will result from this.
In addition, some U.S. state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, as well as state regulators, regularly reexamine existing laws and regulations. In one particular example, the NAIC's Solvency Modernization Initiative ("SMI") has created roadmaps (and continual updates thereto) outlining activities, issues and projects underway focused on five specific areas. Capital Requirements, Governance and Risk Management, Group Supervision, Statutory Accounting and Financial Reporting, and Reinsurance. It is expected that the NAIC will ultimately provide guidelines on all of these areas that will in turn trigger activity among insurers to implement compliant processes and platforms. Given the extensive agenda the SMI covers, there remains uncertainty as to this initiative's costs and the impacts it will have on us.
Under Dodd-Frank, the Financial Stability Oversight Council ("FSOC") has issued rules establishing the process and criteria by which companies may be designated as nonbank systemically important financial institutions ("SIFIs") subject to the examination, enforcement and supervisory authority of the FSOC. Similarly, the Financial Stability Board ("FSB"), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions ("G-SIFIs"), should be regulated. These frameworks and recommendations address issues such as financial group supervision, basic capital requirements and solvency standards, systemic economic risk and corporate governance including compensation In addition, the FSB has directed the International Association of Insurance Supervisors ("IAIS") to create standards relative to these areas for global systemically important insurers ("G-SIIs") and incorporate them within that body’s Insurance Core Principles. The IAIS is also in the process of developing a comprehensive, group-wide supervisory and regulatory framework for internationally active insurance groups ("IAIGs"), whether or not they are identified as G-SIIs, referred to as the Common Framework for the Supervision of Internationally Active Insurance Groups ("ComFrame"). As proposed, ComFrame also will include a quantitative international capital standard ("ICS"). If the IAIS adopts ComFrame and the ICS, the framework is expected to come into force post-2019, if implemented by the IAIS member supervisors. The IAIS itself will not be responsible for identifying IAIGs under ComFrame. Rather, the group-wide supervisor will lead the identification process in cooperation with the supervisory colleges. While we have not been, nor do we expect that we will be, designated as a SIFI, G-SIFI, or G-SII, certain of our competitors may be so designated, which may impact market behavior and/or access to capital. We believe that we would meet the criteria to be designated as an IAIG by the time ComFrame is implemented and, consequently, we may become subject to the proposed ICS and ComFrame generally.
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
In response to the lack of availability in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 event, the Terrorism Risk Insurance Program ("TRIP ") was created upon the enactment of the U.S. Terrorism Risk Insurance Act of 2002 ("TRIA") to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S. This law established a federal program that has now been extended to December 31, 2020 ("TRIPRA"), to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and to require insurers to offer coverage for terrorist acts.
TRIA voided in force terrorism exclusions as of November 26, 2002 for certified acts of terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA along with further extensions to TRIP, as noted above, allows us to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that we have otherwise complied with all the requirements as specified under TRIPRA, we are eligible for reimbursement by the Federal Government for up to 85% (which decreases to 80% in 2020) of our covered terrorism-related losses arising from a certified terrorist attack. Such payment by the Government would, in effect, provide reinsurance protection on a quota share basis. The maximum liability during a program year, including both the Federal Government’s and insurers’ shares, is capped on an aggregated basis at $100 billion. While regulations have been promulgated by the Department of the Treasury ("Treasury") requiring that Treasury advise participating insurers, such as the Company, in advance of reaching the $100 billion aggregate limit that such aggregate limit could be reached during the program year, there is a risk that the Company will not be given adequate notice of the potential exhaustion of that aggregate limit. Accordingly, the Company could overpay with regard to such losses, and it is unlikely Treasury would reimburse the Company for such losses; moreover, it is unclear whether the Company, in the event of an overpayment, would be able to recover the amount of any such overpayment. In addition, there is a risk that the occurrence of an event that results in an industry loss that exceeds the $100 billion cap will result in the Company not being reimbursed and reduced coverage for policyholders with terrorism coverage.
TRIPRA may not be extended beyond 2020, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.
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

The BMA serves as our group regulator, and its group supervision rules subject XL Group to risk-based capital standards that impose required levels of statutory capital and surplus. Our Bermuda-based (re)insurance subsidiaries also are subject to the BMA’s risk-based capital standards. Capital adequacy and risk management regulations, called Solvency II, were implemented throughout the EEA on January 1, 2016. We devote a significant amount of time and resources to implement and comply with Solvency II across our European operations. Our U.K. based regulated entities, which includes our Lloyd's syndicates, and our Ireland based regulated entity are subject to the PRA's and CBI’s risk-based capital requirements under the Solvency II regime, respectively. See Item 1, "Business - Regulation," included herein. While we currently have excess capital and surplus under these requirements, such requirements or similar regulations, in their current form or as they may be amended in the future, may have a material adverse effect on our business, financial condition or results of operations.
Bermuda has been determined to be fully equivalent with Solvency II for an "indefinite period.” However, Solvency II provides that countries' equivalence should be regularly reviewed to take into account any changes to the prudential or solvency regime. It is therefore possible that in the future a determination could be made that Bermuda’s insurance supervisory regime is no longer equivalent to Solvency II. In such event, E.U. supervisors may conduct group supervision under Solvency II in respect of XL Group or utilize (currently unspecified) “other methods” to achieve the aims of group supervision. These methods may include requiring us to form an E.U. subgroup under a new E.U. domiciled holding company over which supervision would be exercised by a European supervisor, possibly accompanied by additional supervisory measures. This supervision or any group supervision conducted, or alternative measures utilized by E.U. supervisors may apply in addition to Bermuda’s group supervision regime and could impose restrictions and requirements on us that could be material and adverse to our business and operations.
In addition, under Solvency II, E.U. cedants placing reinsurance with (re)insurers that are domiciled in the E.U. (or in countries that are deemed equivalent to the Solvency II regime for these purposes) receive full credit for such reinsurance. Our (re)insurance subsidiaries that are not domiciled in the E.U. (or in countries deemed equivalent) that provide reinsurance to E.U. cedants may be required by such cedants to post collateral in order for such cedants to receive full credit for the reinsurance ceded. This could increase the cost of doing business, which could have a material adverse effect on our results of operations.  Similarly, there is a risk that our (re)insurance subsidiaries purchasing reinsurance protection from (re)insurers not domiciled in the E.U. (or in countries that are deemed equivalent) will not receive full credit for such reinsurance which could have a material impact on our business, financial condition and results of operations.
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
The components of our capital fall within various categories under Bermuda's and other regulatory capital regimes, including Solvency II. Each of these categories is afforded different treatment and this treatment may change in the future. For example, the BMA has determined that our outstanding senior notes constitute Tier 2 capital through January 1, 2026. Subsequent to that date in Bermuda, or at any time under another regulatory capital regime, these notes may not meet the requirements necessary to qualify as Tier 2 capital. It is possible also that the BMA's regulatory capital framework will be amended or replaced in the future and there is no assurance that the notes will continue to qualify as Tier 2 Capital or basic own funds under any amended or replacement framework. If any our capital fails to receive the treatment its does today, we may be required to raise additional capital that would be afforded the necessary treatment under the applicable regulatory capital regime. Any such capital raise would be subject to market and other conditions, and there can be no assurance that we would be able to raise such capital when needed.
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

•	being subject to increased capital requirements due to changes in regulation;

•	facing reputational issues arising from the actions of other Lloyd's syndicates or actions against the Lloyd’s franchise as a whole;

•	being subject to potential changes in business strategy due to requirements of the Lloyd's Franchise Board (which is responsible for the day-to-day management of the Lloyd's market);

•	reduced underwriting capacity due to a reduction in the funds held in trust at Lloyd's (as a result of changes in the market value of investments or otherwise) to support underwriting activities;

•	being required to cease or reduce underwriting if Lloyd's fails to satisfy the FCA's and the PRA's annual solvency test in any given year;

•	having a reduced ability to trade in certain classes of business at current levels as a consequence of a downgrading of the Lloyd's market;

•	being subject to additional or special levies imposed by the Council; and

•
as a Lloyd's syndicate transacting certain types of business in the United States, being required by U.S. regulators to increase the level of funding required as minimum deposits for the protection of U.S. policyholders and, as a consequence, being required to make cash calls to meet claims payments and deposit funding obligations.

Shareholder Matters
Provisions in our Bye-laws may reduce the voting rights of our ordinary shares.
Our Bye-laws generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting power that may be exercised by certain persons or groups may not equal or exceed 10% of the voting power conferred by our shares.
In particular, our Bye-laws provide that if, and for so long as, the votes conferred by the Controlled Shares (as defined below) of any person constitute 10% or more of the votes conferred by all our issued shares, the voting rights with respect to the Controlled Shares of such person shall be limited, in the aggregate, to a voting power equal to approximately (but slightly less than) 10%, pursuant to a formula set forth in our Bye-laws. "Controlled Shares" of a person (as defined in our Bye-laws) include (1) all of our shares owned directly, indirectly or constructively by that person (within the meaning of Section 958 of the United States Internal Revenue Code of 1986, as amended (the "IRS Code")) and (2) all of our shares owned directly, indirectly or constructively by that person or any "group" of which that person is a part, within the meaning of Section 13(d)(3) of the Exchange Act.
Provisions in our Bye-laws may restrict the ownership and transfer of our common shares.
Our Bye-laws provide that the Board shall decline to register a transfer of shares if it appears to the Board, whether before or after such transfer, that the effect of such transfer would be to increase the number of Controlled Shares of any person to 10% or more of any class of our voting shares, of our total issued shares, or of the total voting power of our total issued shares.
Certain provisions in our charter documents could, among other things, impose restrictions with respect to a change of control, which could diminish the value of our common shares.
Our Bye-laws contain provisions that could delay or prevent a change of control that a shareholder may consider favorable. These provisions currently include limitations on voting rights and certain transfer restrictions on our common shares. In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of our common shares.
It may be difficult to enforce judgments against XL-Bermuda, XL-Cayman or their directors and executive officers.
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
In addition, XL-Cayman is incorporated pursuant to the laws of the Cayman Islands. We have been advised that there is doubt as to whether the courts of the Cayman Islands would enforce:

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
Tax
We and our non-U.S. (re)insurance subsidiaries may become subject to U.S. tax, which may have a material adverse effect on our results of operations and your investment.
We take the position that neither we nor any of our non-U.S. (re)insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, we take the position that neither we nor our non-U.S. insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (the "IRS") will not contend successfully that we or any of our non-U.S. insurance subsidiaries are engaged in a trade or business in the United States. If we or any of our non-U.S. insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our financial condition and results of operations could be materially adversely affected.
Changes in U.S. tax law might adversely affect an investment in our shares.
Legislation has been introduced in the U.S. Congress attempting to eliminate certain perceived tax advantages of companies (including (re)insurance companies) that have legal domiciles outside the U.S. but have certain U.S. affiliates. For example, one legislative proposal could impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal could modify the standards that indicate when a non-U.S. corporation might be treated as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. Various legislative proposals have also been introduced which could severely restrict the ability of a company to utilize affiliate and non-affiliate reinsurance to manage its U.S. risks and its capital position. These proposals could effectively disallow (in some cases permanently and in others temporarily) part or all of the deduction for U.S. premiums ceded to offshore reinsurers. If any of these proposals, or a similar proposal using the same underlying principles, is enacted, it could have an adverse impact on us and our shareholders. The outcome of the November 2016 U.S. presidential election has materially increased the likelihood of significant U.S. tax reform being passed. Although the specifics of any such tax reform are not currently known, they could have an adverse impact on us, depending on the treatment of the (re)insurance industry, relative to general corporate reforms. It is possible that other legislative proposals could emerge in the future that could also have an adverse impact on us or our shareholders.
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
The Organization for Economic Co-operation and Development issued a series of recommendations designed to combat base erosion and profit sharing by multinational corporations. These recommendations are currently being evaluated by governments around the world and, to the extent the recommendations are widely enacted, could increase the amount of taxes we pay.
In July 2013, The Organization for Economic Co-operation and Development ("the OECD") launched an Action Plan on Base Erosion and Profit Shifting ("BEPS"). The BEPS Action Plan identifies 15 specific actions to address tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to low or no-tax locations where there is little or no economic activity, resulting in little or no overall corporate tax being paid. The OECD presented the final package of BEPS measures for the 15 actions outlined in the plan on October 5, 2015 with some further guidance being issued in 2016 (specific to banks and insurers). Additional guidance on financial transactions, including reinsurance, is expected to be issued during 2017. Governments are now determining whether changes in domestic law are required in order to become compliant with OECD recommendations and, in many cases, Tax Authorities are already applying certain recommendations in their audits. This is likely to result in an increase in controversy and could have a material impact on the way that we and other multinational organizations are taxed in the future; potentially increasing tax liabilities, increasing the potential for double taxation and increasing corporate tax compliance burdens.
E.U. Member States have reached an agreement on the Anti-Tax Avoidance Directive ("ATAD").
In June 2016, the E.U. Finance Ministers reached agreement on the ATAD, setting out rules against tax avoidance. The directive requires that certain minimum standards be met by Member States in order to "level the playing field" and eliminate tax avoidance within the European Market. Member States are required to implement laws to comply with these minimum standards by December 31, 2018. Member States are currently in the process of reviewing their local law to determine what, if any, changes need to be enacted in order to comply with the ATAD. The implementation of the ATAD by individual Member States could have a material impact on how we and other multinational organizations are taxed.
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
While provisions in our organizational documents serve to limit voting power on our ordinary shares, it is possible that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case an investor’s investment could be materially adversely affected, if the investor is considered to own 10% or more of our shares.

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
The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% gross income threshold was not met) and met the 25% ownership threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to dispositions of our ordinary shares because XL-Bermuda is not itself directly engaged in the insurance business. We cannot provide absolute assurance, however, that the IRS will not successfully assert that these rules apply to dispositions of our ordinary shares.
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
The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to persons who are ordinarily residents in Bermuda (the Company and our Bermuda (re)insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda (re)insurance subsidiaries. Our Bermuda-based subsidiaries not incorporated in Bermuda have also received similar exemptions as permit companies under the Companies Act of 1981 of Bermuda. These exemptions have also been extended to 2035. Our Bermuda (re)insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as a (re)insurer under The Insurance Act 1978 of

Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda (re)-insurance subsidiaries to us. The tax rules as presently applied may change in the future, however.
XL-Cayman may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations and your investment.
In the event the Cayman Islands introduces a corporate income tax based on place of incorporation, XL-Cayman could become subject to tax in the Cayman Islands. Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to XL-Cayman and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of XL-Cayman's ordinary shares, debentures or other obligations. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, and our intention to apply for a continuing exemption from taxation, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition and results of operations and on your investment.
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
In July 2003, we acquired new offices at 70 Gracechurch Street, London. The acquisition was made through a purchase, sale and leaseback transaction. The capital lease asset and liability associated with this transaction totaled $55.5 million at December 31, 2016.
In June 2012, we acquired new offices at 8 St. Stephen’s Green, Dublin, Ireland. The final acquisition purchase price was $11.4 million and further improvement costs totaled $9.6 million.
In May 2015, as a result of the Catlin Acquisition, we acquired four residential properties with a fair value of approximately $30 million.
Each of our reporting segments uses the properties described above. All other office facilities throughout the world that are occupied by us and our subsidiaries are leased.
Total rent expense for the years ended December 31, 2016, 2015 and 2014 was $68.0 million, $71.1 million and $36.6 million, respectively. See Item 8, Note 18(d), "Commitments and Contingencies - Properties," to the Consolidated Financial Statements included herein, for a discussion of our lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS
See Item 8, Note 18(g), "Commitments and Contingencies - Litigation" to the Consolidated Financial Statements included herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are listed on the NYSE under the symbol "XL." The following table sets forth the high, low and closing sales prices per share of our common shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on the common shares for the periods indicated:

	High	Low	Close	Dividends
2016 1st Quarter	$38.70	$33.06	$36.80	$0.20
2016 2nd Quarter	$37.23	$30.33	$33.31	$0.20
2016 3rd Quarter	$35.50	$31.97	$33.63	$0.20
2016 4th Quarter	$38.64	$32.81	$37.26	$0.20

2015 1st Quarter	$37.45	$33.98	$36.80	$0.16
2015 2nd Quarter	$38.78	$36.33	$37.20	$0.16
2015 3rd Quarter	$40.41	$25.56	$36.32	$0.20
2015 4th Quarter	$40.48	$34.44	$39.18	$0.20
The number of record holders of common shares at February 17, 2017 was 776. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.
In 2016, four quarterly dividends of $0.20 per share were paid to all XL-Ireland ordinary shareholders of record as of March 15 and June 15, and all XL-Bermuda common shareholders September 15, and December 15. In 2015, two quarterly dividends of $0.16 per share were paid to all XL-Ireland ordinary shareholders of record as of March 13 and June 15 and two quarterly dividends of $0.20 per share were paid to all XL-Ireland ordinary shareholders of record as of September 15 and December 15. On February 17, 2017, we announced that the Board of Directors of XL-Bermuda declared a quarterly dividend on February 16, 2017 of $0.22 per share, payable on March 31, 2017 to all XL-Bermuda common shareholders of record as of March 15, 2017. The declaration and payment of future dividends will be at the discretion of the Board and will depend upon many factors, including our earnings, financial condition, business needs, consideration of other methods of returning capital to shareholders, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.
As a holding company, our assets consist primarily of investments in subsidiaries. Accordingly, we rely on the availability of dividends and other permissible payments from our subsidiaries to pay common and preferred dividends. Our subsidiaries' payment of dividends to us is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland, Switzerland and the other jurisdictions where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our principal operating subsidiaries are licensed to transact business and by the Society of Lloyd’s. In addition, under Bermuda law, XL-Bermuda is required to pay cash dividends from contributed surplus. See Item 1, "Business – Regulation," Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein, for further discussion.
The following table summarizes our equity compensation plan information at December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans (Excluding Securities in column (a))
Plan Category	(a)	(b)	(c)
Share-based compensation plans approved by security holders (1)	11,859,826	$30.07	8,355,043
Share-based compensation plans not approved by security holders	—	—	—
Total	11,859,826	$30.07	8,355,043
____________

(1)
Includes for the 1991 Performance Incentive Program, 11,742,326 common shares to be issued upon the exercise of outstanding options, warrants and rights, a $30.20 weighted average exercise price of outstanding options, warrants and rights, and 8,109,023 common shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a). Includes for the Directors Stock & Option Plan, 117,500 common shares to be issued upon exercise of outstanding options, warrants and rights, a $16.23 weighted average exercise price of outstanding options, warrants and rights, and 246,020 common shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a).

Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by us during the quarter ended December 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
October 1, 2016 to October 31, 2016	1,323,101	$33.92	1,323,101	$549.2	million
November 1, 2016 to November 30, 2016	913,515	$37.46	913,515	$515.0	million
December 1, 2016 to December 31, 2016	1,795,150	$36.64	1,795,150	$449.3	million
Total	4,031,766	$35.93	4,031,766	$449.3	million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our equity compensation programs do not represent shares purchased as part of publicly announced plans or programs, including our share buyback program in effect during 2016. All such purchases, if any, were made in connection with satisfying tax withholding obligations of those employees and would be excluded from this column.

(2)	For information regarding our share buyback activity, see Part II, Item 8, "Note 19, "Share Capital - Buyback of Ordinary and Common Shares," to the Consolidated Financial Statements included herein.
Common Share Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a five-year period on our common shares from December 31, 2011 through December 31, 2016 to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index. The companies included in these indices or noted as competitors under Item 1, "Business," may not be included in our compensation peer group.
The graph shows the value on December 31, 2012, 2013, 2014, 2015 and 2016, of a $100 investment made on December 31, 2011, with all dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data below is based upon our fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

(U.S. dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Income Statement Data:
Net premiums earned	$9,777,934	$8,226,425	$5,895,070	$6,309,521	$6,090,437
Net investment income	$827,133	$872,370	$918,625	$957,716	$1,012,348
Net realized gains (losses) on investments	$112,689	$19,997	$122,991	$87,777	$14,098
Net realized gains (losses) on investments - Life Funds Withheld Assets	$149,991	$209,915	$(15,520)	$—	$—
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	$109,458	$(27,734)	$(9)	$—	$—
Net realized and unrealized gains (losses) on derivative instruments	$2,521	$53,123	$29,886	$7,798	$5,221
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(540,090)	$(151,691)	$(488,222)	$—	$—
Net income (loss) from investment fund affiliates	$70,758	$73,320	$95,816	$138,391	$58,504
Fee income and other	$35,692	$33,201	$43,630	$40,031	$51,789
Net losses and loss expenses incurred	$6,072,835	$4,766,200	$3,258,393	$3,731,464	$3,765,482
Claims and policy benefits – life operations	$28,244	$115,997	$242,963	$465,702	$486,195
Acquisition costs, operating expenses and foreign exchange gains and losses	$3,674,455	$3,306,891	$2,041,865	$2,094,258	$2,097,992
Interest expense	$209,763	$205,215	$134,106	$155,462	$172,204
Loss (Gain) on sale of subsidiary	$(7,088)	$—	$666,423	$—	$—
Extinguishment of debt	$—	$5,592	$—	$—	$—
Income (loss) before non-controlling interests, net income from operating affiliates, gain on sale of operating affiliate and income tax expense	$567,877	$909,031	$258,517	$1,094,348	$710,524
Income (loss) from operating affiliates	$44,397	$44,740	$107,218	$119,804	$53,887
Gain on sale of operating affiliate	$—	$340,407	$—	$—	$—
Preference share dividends (1)	$121,868	$98,721	$76,743	$77,187	$79,087
Net income (loss) attributable to common shareholders	$440,968	$1,207,152	$188,340	$1,059,916	$651,128

(U.S. dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Per Share Data:
Earnings (loss) per common share and common share equivalent – basic	$1.58	$4.22	$0.71	$3.68	$2.12
Earnings (loss) per common share and common share equivalent – diluted	$1.56	$4.15	$0.69	$3.63	$2.10
Weighted average common shares and common share equivalents outstanding – diluted	282,758	290,999	271,527	292,069	310,282
Cash dividends per common share	$0.80	$0.72	$0.64	$0.56	$0.44
Balance Sheet Data:
Total investments – available for sale ("AFS")	$31,919,126	$33,753,898	$30,484,053	$28,996,661	$28,818,982
Total investments – held to maturity ("HTM")	$—	$—	$—	$2,858,695	$2,814,447
Cash and cash equivalents	$3,426,988	$3,256,236	$2,521,814	$1,800,832	$2,618,378
Restricted cash	$153,504	$154,992	$—	$—	$—
Investments in affiliates	$2,177,645	$1,708,899	$1,637,620	$1,370,943	$1,126,875
Unpaid losses and loss expenses recoverable	$5,491,297	$5,262,706	$3,429,368	$3,435,230	$3,382,102
Premiums receivable	$5,522,976	$4,712,493	$2,473,736	$2,612,602	$2,568,862
Total assets	$58,434,102	$58,682,938	$45,046,819	$45,652,887	$45,386,895
Unpaid losses and loss expenses	$25,939,571	$25,439,744	$19,353,243	$20,481,065	$20,484,121
Future policy benefit reserves	$3,506,047	$4,163,500	$4,707,199	$4,803,816	$4,812,046
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)	$998,968	$914,629	$1,155,016	$—	$—
Unearned premiums	$7,293,028	$7,043,358	$3,973,132	$3,846,526	$3,755,086
Notes payable and debt	$2,647,677	$2,644,970	$1,662,580	$2,263,203	$1,672,778
Shareholders’ equity	$12,960,679	$13,654,463	$11,435,766	$11,349,298	$11,856,403
Book value per common share	$40.98	$39.61	$39.31	$35.92	$35.18
Fully diluted tangible book value per common share (2)	$32.21	$31.52	$36.79	$33.86	$33.35
Operating Ratios:
Loss and loss expense ratio (3)	62.2%	58.4%	57.0%	62.0%	65.3%
Underwriting expense ratio (4)	32.0%	33.6%	31.2%	30.5%	31.0%
Combined ratio (5)	94.2%	92.0%	88.2%	92.5%	96.3%
____________

(1)
Preference share dividends represent dividends on the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares issued by XL-Cayman. The Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares represent non-controlling interests in our consolidated financial statements. For additional information see Item 8, Note 19, "Share Capital," to the Consolidated Financial Statements.

(2)	Represents a non-GAAP financial measure as discussed in Item 7, "Management's Discussion and Analysis - Reconciliation of Non-GAAP Measures."

(3)
The loss and loss expense ratio related to the property and casualty operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

(4)
The underwriting expense ratio related to the property and casualty operations is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 3, "Segment Information," to the Consolidated Financial Statements included herein, for further information.

(5)
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

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to common shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words "expect," "intend," "plan," "believe," "project," "anticipate," "may," "could" or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

▪
changes in the size of our claims relating to unpredictable natural or man-made catastrophe losses, such as hurricanes, typhoons, floods, nuclear accidents, terrorism or cyber-attacks, due to the preliminary nature of some reports and estimates of loss and damage to date;

▪
changes in the number of insureds and ceding companies impacted or the ultimate number and value of individual claims related to natural catastrophe events due to the preliminary nature of reports and estimates of loss and damage to date;

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

▪	our ability to successfully implement our business strategy;

▪	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

▪	changes in credit ratings or rating agency policies or practices, which could trigger cancellation provisions in our assumed reinsurance agreements or impact the availability of our credit facilities;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments, could result in changes to investment valuations;

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

▪	the ability of our subsidiaries to pay dividends to XL Group Ltd ("XL-Bermuda"), XLIT Ltd. ("XL-Cayman") and Catlin Insurance Company Ltd;

▪	changes in regulators or regulations applicable to our brokers or customers or to us, such as changes in regulatory capital balances that our operating subsidiaries must maintain;

▪
the effects of business disruption, economic contraction or economic sanctions due to unpredictable global political and social conditions such as war, terrorism or other hostilities, cyber-attacks, data breaches or pandemics;

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

▪
changes in general economic conditions, including the political, monetary, economic and operational impacts of the "Brexit" referendum held on June 23, 2016 in which the U.K. electorate voted to withdraw from the E.U., recent political events demonstrating a rise in populism, new or continued sovereign debt concerns in Euro-Zone countries or emerging markets such as Brazil or China, or governmental actions for the purpose of stabilizing financial markets or changing trade regulations;

▪	changes in applicable tax laws, tax treaties, tax policy or tax regulations or the interpretation or enforcement thereof;

▪	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms;

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
Underwriting Environment and Outlook for 2017
The P&C insurance and reinsurance markets have historically been cyclical, meaning that, based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to us (a "hard market") and there have been periods where premium rates decline and policy terms and conditions are less favorable (a "soft market"). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Our goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing our P&C book of business and exposures if and when rates deteriorate during soft market periods.
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
The reinsurance market continues to see a meaningful influx of third party capital from new and existing market participants, particularly in the property catastrophe space, and has begun to expand into other lines of business, which we expect to continue going forward. With this additional capital, the traditional market has seen many changes including sizable increases in the overall global limits being provided, multi-year terms, and new aggregate structures, as well as a meaningful increase in the number of alternative types of structures being provided. The market has experienced excess capacity as supply from both traditional markets and third party capital continued to outpace reinsurance demand. The increased capacity has resulted in further pricing reductions, enhanced commissions and expanded coverage at attractive terms for insurers across most lines of business. The market also saw insurers combining separate regional programs or specialty and casualty sub lines into single global multi-line programs to get even further pricing improvements and expansion of terms and conditions. In addition, with the strengthened balance sheets of insurers and their push for expense savings to improve their bottom line, the reinsurance market has seen increased retentions by insurers and a focus on maximizing their spend on reinsurance with a highly selective panel of reinsurers, particularly in the case of some larger insureds.

In 2016, our focus was mainly on underwriting improvement, customer service and development of new products and solutions. The effect of these efforts shows in our overall premium growth in both segments despite tough market conditions, without sacrificing quality, as evidenced by our loss and combined ratios excluding the effects of prior year development and natural catastrophe activity. Efforts continued as well to refine our portfolios to maintain profitable business while exiting certain underperforming businesses. In 2016, the integration of Catlin continued to move forward and is now substantially complete. The following outlines some of these initiatives as well as recent renewal activity and January 2017 rate indications for both of our Insurance and Reinsurance segments, together with any potential material trends or uncertainties relevant to our P&C operations.
There can be no assurance, however, that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
The headwinds that strengthened throughout 2015 continued largely unchanged during 2016. For the year ended December 31, 2016, rates overall were down 2.8% compared to down 2.3% in the corresponding prior year period. Our Casualty lines were flat, driven by meaningful rate increases in excess and surplus, environmental and U.S. programs, partially offset by moderate rate decreases in excess casualty and North America construction lines. Our Professional businesses were down 2%, driven by our US professional D&O book, which was only partially offset by low single digit rate increases in our cyber lines. Our Specialty businesses were down 3% driven by continued competitive conditions in the aviation and marine lines and our Energy, Property & Construction ("EPC") businesses were down 6%, driven by low double digit reductions in the energy book during the first half of 2016.
Gross premiums written in the year were up nearly 15%, or $1.25 billion on a reported basis compared to the prior year, primarily due to the Catlin Acquisition, as 2015 results reflect only eight months of the combined entities. When we look at both legacy organizations and normalize for foreign exchange, gross premiums written were up nearly 2%. However, when you also consider the portfolio "tuning" activities that started in 2015, where decisions were made to exit certain underperforming businesses, we saw growth in the 4% range for the year ended December 31, 2016, compared to the prior year period. See "Income Statement Analysis - Insurance," for further discussion of our premium movements.
The trading environment for our core lines of insurance business continued to experience a competitive renewals season at January 1, 2017, consistent with what we saw in 2016. We will continue to focus on those lines of business that we believe provide the best return on capital. Through continued expense management, improvements in business mix, on-going underwriting actions, and increased efficiency in our use of reinsurance, we remain committed to improving our margins in the coming year.
Reinsurance
The underwriting environment has continued to be challenging in most of our classes, but rate decreases continued to decelerate in most lines and regions.
For the full year, rates across the segment were down approximately 3%. Our global catastrophe portfolio was down 5% for the year, significantly less than the 8% decrease we experienced in 2015. In the remainder of the property treaty book, rates were down 2.5% in 2016. Our casualty business renewed flat over last year and the remainder of our classes were flat to down low single digits.
For the recently completed January 1 renewals, rates were down 1.3% across the portfolio. Property Catastrophe rates globally were down 3.5% with international rates down 5% to 7.5% and US rates flat to down 2.5%. Rates on our casualty treaty book were up 1% and rates on the remainder of the business were flat to down 2%.
Investment Environment
During 2016, world economies continued to grow moderately and were heavily influenced by central bank policies and de-globalization politics. The referendum held on June 23, 2016 in which the U.K. electorate voted that the U.K. should withdraw from the E.U. ("Brexit") led to a rapid devaluation of the British Pound and also affected the Euro. In the U.S., the results of the presidential election gave rise to increased growth euphoria late in the year due to expectations for a shift from monetary stimulus to fiscal initiatives, with broad based tax cuts and increased infrastructure spending, which many believe could boost economic growth. Throughout the year, a large proportion of world Sovereign bonds traded in negative yield territory, as Eurozone, British and Japanese central banks continued to enact fairly aggressive quantitative easing initiatives. In contrast, growth and unemployment in the U.S. reached levels that supported a differentiated stance in monetary policy and the Federal Reserve raised rates in December, for the second time in the last ten years.

Inflation was subdued in 2016, but dynamics started to change, with deflation fears giving way to reflation owing to the recovery of commodity prices and upward wage trends. A number of commodities hit record low prices early in the year before staging a remarkable recovery late in the year, as OPEC oil output agreements and reductions in investments caused prices to firm up. U.S. labor statistics improved throughout the year and could also give rise to increasing labor costs.
The major equity markets had positive performance in 2016. This, however, disguised volatility episodes witnessed in January and February, as commodity prices plunged, and in June, due to the Brexit vote. The U.S. presidential election results were supportive of risk assets, which staged a rally into the end of the year. Corporate spreads roughly followed the equity price action, widening in the beginning of the year, but ending 2016 at significantly tighter levels. The U.S. dollar strengthened during the year (4% on a trade weighted basis), and, therefore, unhedged overseas investments performance suffered accordingly. U.S. rates ended the year roughly where they started, although they moved sharply lower in the first quarter, only to recover towards year end due to improved economic growth and inflation expectations. Euro and British Pound rates were lower than at the beginning of the year, largely due to the increased monetary policy support witnessed during the course of the year.
The Global economy appears to be on a moderate but strengthening growth path, with most developed countries showing an acceleration in growth metrics, which is expected to be sustained during the course of 2017. The announced increase in fiscal stimulus in selected economies (e.g. the U.S.) is also expected to stimulate growth in the coming year. We view the primary risk to growth coming from potential trade disputes, which hurt growth worldwide, and particularly major exporters to the U.S., such as China and Mexico. Furthermore, we are monitoring the electoral cycle in the Eurozone, while recognizing that economic recovery is strengthening in the region and is likely to continue in 2017. In the U.K., whilst growth has not yet been significantly affected by the Brexit referendum, it has been increasingly reliant on a leveraged consumer, and is therefore exposed to any change in sentiment and credit availability. Emerging economies, China in particular, appear to have weathered the initial U.S. rate rise reasonably well, and in the case of China, we expect growth to continue to be the priority of policymakers.
On the inflation front, we expect a normalization to central banks´ targets in 2017, and could even go above it, given commodity price base effects. The U.S. economy is already exhibiting late cycle signs, with a tight labor market leading to a pick-up in wages, which are expected to strengthen in 2017. The U.K. is also rapidly moving towards 2% inflation, with the recent currency devaluation accelerating this convergence. In Europe, due to its still-high unemployment rate, inflationary pressures are lower, and while we expect an increase, it is still likely to fall short of the ECB´s target for inflation. Another positive contributor to inflation in 2017 will be the fact that China is no longer exporting deflation, as producer prices are now firmly in positive territory.
On the policy front, we expect the cycle of extraordinary monetary easing to fade, with the U.S. Federal Reserve likely to hike rates and other central banks unlikely to increase their quantitative easing programs. On the fiscal side, we expect lower budget tightening to occur in Europe. In the U.S., while we expect the newly elected administration´s measures to be accretive to growth, there is a risk that an escalation of populist sentiments could unwind those benefits. However, most of the policies announced by the administration so far are expected to contribute to the normalization of inflation in the U.S.

Results of Operations and Key Financial Measures
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands, except ratios and per share amounts)	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
Net income (loss) attributable to common shareholders	$440,968	$1,207,152	$188,340	(63.5)%	N/M
Earnings (loss) per common share – basic	$1.58	$4.22	$0.71	(62.6)%	N/M
Earnings (loss) per common share – diluted	$1.56	$4.15	$0.69	(62.4)%	N/M
Weighted average number of common shares and common share equivalents outstanding, in thousands – basic	278,957	286,194	267,103	(2.5)%	7.1%
Weighted average number of common shares and common share equivalents outstanding, in thousands – diluted	282,758	290,999	271,527	(2.8)%	7.2%
Underwriting profit (loss) - P&C operations	$570,653	$653,191	$676,046	(12.6)%	(3.4)%
Combined ratio - P&C operations	94.2%	92.0%	88.2%	2.2pts	3.8pts
Net investment income - P&C operations (1)	$640,656	$644,312	$642,492	(0.6)%	0.3%
Operating net income (2)	$460,729	$705,994	$999,241	(34.7)%	(29.3)%
Operating net income per share (2)	$1.63	$2.43	$3.68	$(0.8)	$(1.25)
Annualized return on average common shareholders’ equity	3.9%	11.1%	1.9%	(7.2)pts	9.2pts
Annualized operating return on average common shareholders’ equity (2)	4.1%	6.5%	10.0%	(2.4)pts	(3.5)pts
Annualized operating return on average common shareholders’ equity excluding unrealized gains and losses on investments (2)	4.3%	7.3%	11.2%	(3.0)pts	(3.9)pts
Annualized operating return on common shareholders' equity excluding integration costs (2)	5.9%	7.8%	10.0%	(1.9)pts	(2.2)pts
Annualized operating return on common shareholders' equity excluding integration costs and unrealized gains and losses on investments (2)	6.3%	8.7%	11.2%	(2.4)pts	(2.5)pts

(U.S. dollars)	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
Book value per common share	$40.98	$39.61	$39.31	$1.37	$0.30
Fully diluted tangible book value per common share (2)	$32.21	$31.52	$36.79	$0.69	$(5.27)
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structure products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary.

(2)	Represents a non-GAAP financial measure as discussed further below.
The following are descriptions of these key financial measures and a brief discussion of the factors influencing them.

Net income (loss) attributable to common shareholders ("Net Income") and earnings per common share ("EPS")

	Twelve Months Ended
	December 31,
(U.S. dollars in thousands, except ratios and per share amounts)	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
Net income	$440,968	$1,207,152	$188,340	(63.5)%	N/M
EPS - basic	$1.58	$4.22	$0.71	(62.6)%	N/M
EPS - diluted	$1.56	$4.15	$0.69	(62.4)%	N/M
____________

*	N/M - Not Meaningful
2016 vs. 2015: The decreases in our net income, basic EPS and diluted EPS for the year ended December 31, 2016 were attributable to movements within our Life retrocession derivative, as discussed in Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial statements included herein, as well as increased losses and loss expenses incurred, due to natural catastrophe activity, including the Fort McMurray wildfires, Hurricane Matthew in the southeast U.S. and other events as noted in "Significant Items Affecting the Results of Operations" included herein. Additionally, in 2015, we recognized the gain on the sale of our operating affiliate, ARX Holding Corp. ("ARX"), as discussed in Item 8, Note 2(f), "Acquisitions and Disposals - Sale of Operating Affiliate," to the Consolidated Financial Statements included herein.
2015 vs. 2014: The significant increases in our net income, basic EPS and diluted EPS for the year ended December 31, 2015 were attributable to several factors, including the Catlin Acquisition, the gain on the sale of ARX as discussed above, movements within our Life retrocession derivative as discussed above, and the 2014 recognition of the loss on sale of our life reinsurance subsidiary, as discussed in Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the year ended December 31, 2016 was consistent with the combined ratio, which is discussed below.

Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the indicated years ended December 31:

	2016	2015	2014	Percentage Point Change
				2016 vs 2015	2015 vs 2014
Loss and loss expense ratio	62.2%	58.4%	57.0%	3.8	1.4
Acquisition expense ratio	16.5%	16.0%	12.7%	0.5	3.3
Operating expense ratio	15.5%	17.6%	18.5%	(2.1)	(0.9)
Underwriting expense ratio	32.0%	33.6%	31.2%	(1.6)	2.4
Combined ratio	94.2%	92.0%	88.2%	2.2	3.8
2016 vs. 2015: The 2.2 percentage point increase in our combined ratio was the result of a 3.8 percentage point loss ratio increase, mostly attributable to higher catastrophe activity during the year, as noted above. The loss ratio increase is partially offset by a decrease in the underwriting expense ratio of 1.6 percentage points, which was mainly driven by decreases in our operating expense ratio, which are the results of synergies realized from the Catlin Acquisition.
For further information on our combined ratio, see "Income Statement Analysis" below.
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
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results at "Investment Activities" below for a discussion of our net investment income for the year ended December 31, 2016.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to common shareholders excluding: (1) our net investment income - Life Funds Withheld Assets,(2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, (8) our expenses related to the Catlin acquisition, (9) our gain on the sale of our interest in our former operating affiliate, ARX Holding Corp.(10) our gain on the sale of our wholly-owned subsidiary XL Life Insurance and Annuity Company ("XLLIAC") and the partial sale of our holdings in New Ocean Capital Management, (11) our loss on the inception of U.S. Term Life Retro Arrangements, (12) our loss on the early extinguishment of the notes assumed in conjunction with the Catlin Acquisition and (13) a provision (benefit) for income tax on items excluded from operating income.
Although the investment of premiums to generate income (or loss) and realized capital gains (or losses) is an integral part of our operations, the determination to realize capital gains (or losses) is independent of the underwriting process. In addition, under applicable GAAP accounting requirements, losses can be created as the result of other than temporary declines in value and from goodwill impairment charges without actual realization. In this regard, certain users of our financial information, including certain rating agencies, evaluate earnings before tax and capital gains to understand the profitability of the operational sources of income without the effects of these two variables. Furthermore, these users believe that, for many companies, the timing of the realization of capital gains and the recognition of goodwill impairment charges are largely a function of economic and interest rate conditions.
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
Return on average common shareholders’ equity ("ROE")
ROE is calculated by dividing the annualized net income (loss) attributable to common shareholders for any period by the average of the opening and closing shareholders' equity attributable to XL-Bermuda. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line.
The following table presents our ROE for the indicated years ended December 31:

	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
ROE	3.9%	11.1%	1.9%	(7.2)pts	9.2pts
2016 vs. 2015: The decrease in our ROE for the year ended December 31, 2016 as compared to 2015 was due to a decrease in our net income during the year, as discussed above.
2015 vs. 2014: The increase in our ROE for the year ended December 31, 2015 as compared to 2014 was due to an increase in our net income, as discussed above, offset slightly by increased operating expenses due to integration costs incurred in 2015, as well as interest expense resulting from new debt issuances.

Operating return on average common shareholders’ equity ("Operating ROE")
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance for the same reasons noted in Operating net income above. Operating ROE is a widely used measure of any company's profitability that is calculated by dividing non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity. In addition, compensation of our senior officers is dependent, among other factors, on the achievement of our performance goals to enhance common shareholder value as measured by Operating ROE (adjusted for certain items as determined by our Management Development and Compensation Committee).
The following table presents our Operating ROE for the indicated years ended December 31:

	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
Operating ROE	4.1%	6.5%	10.0%	(2.4)pts	(3.5)pts
2016 vs. 2015: The decrease in our Operating ROE for the year ended December 31, 2016 was mainly a result of increased losses and loss expenses incurred due to natural catastrophe activity as noted above.
2015 vs. 2014: The decrease in our Operating ROE for the year ended December 31, 2015 was a result of increased losses and loss expenses incurred and operating expenses as discussed above plus decreases in net investment income and net income from affiliates. In addition, Operating ROE was adversely impacted by an increase in equity due to the additional shares issued as a result of the Catlin Acquisition.
A reconciliation of Net income (loss) attributable to common shareholders to operating net income (loss) is provided at "Reconciliation of Non-GAAP Measures" included below.
Other Operating ROE measures
Operating return on average common shareholders' equity excluding unrealized gains and losses on investments ("Operating ROE ex-UGL") is an additional non-GAAP measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales. We believe that this is a meaningful measure because it demonstrates our core performance as a (re)insurance company with impact of investment market volatility. Operating ROE ex-UGL is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding unrealized gains and losses on investments.
Operating return on average common shareholders' equity excluding integration costs ("Operating ROE ex-integration") is an additional non-GAAP measure of our profitability that eliminates the impacts of integration costs related to the Catlin Acquisition, which we do not expect to be significant beyond 2017. Operating ROE ex-integration is derived by dividing non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity.
Operating return on average common shareholders' equity excluding integration costs and unrealized gains ("Operating ROE ex-integration and UGL") is an additional non-GAAP measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio, and distortions to our performance from temporary integration costs related to the Catlin Acquisition. We believe that this combination of the Operating ROE ex-UGL and Operating ROE ex-integration is a meaningful measure for the same reasons noted above. Operating ROE ex-integration costs and UGL is derived by dividing non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity excluding unrealized gains and losses on investments.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Measures" below.
The following table presents our Operating ROE ex-UGL for the indicated years ended December 31:

	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
Operating ROE ex-UGL	4.3%	7.3%	11.2%	(3.0)pts	(3.9)pts
Operating ROE ex-integration costs	5.9%	7.8%	10.0%	(1.9)pts	(2.2)pts
Operating ROE ex-integration costs and UGL	6.3%	8.7%	11.2%	(2.4)pts	(2.5)pts
2016 vs. 2015: The decreases in these measures were mainly the result of the drivers discussed for Operating ROE above.
2015 vs. 2014: The decreases in these measures were mainly the result of the drivers discussed for Operating ROE above.

Book value per common share
We view the change in our book value per common share as an additional measure of our performance, representing the value generated for our common shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per common share is calculated by dividing common shareholders' equity by the number of outstanding common shares at the applicable period end. Book value per common share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Common shares outstanding include all common shares issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per common share for the indicated years ended December 31:

(U.S. dollars)	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
Book value per common share	$40.98	$39.61	$39.31	$1.37	$0.30
2016 vs. 2015: The increase in our book value per common share is primarily a result of a decrease in the number of shares outstanding due to share buyback activity during the year. Additionally, we added positive net income, net of dividends paid, for the year to our retained earnings.
2015 vs. 2014: The increase in our book value per common share is primarily a result of increased net assets and underwriting income generated by our P&C operations due to the Catlin Acquisition, plus the gain on sale of our operating affiliate, ARX, combined with the benefit of share buyback activity, partially offset by the effect of increased shares issued as a result of the Catlin Acquisition, plus net unrealized losses on investments. See Item 8, Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," to the consolidated financial statements included herein for more information on the Catlin Acquisition and Item 8, Note 2(f), "Acquisitions and Disposals - Sale of Operating Affiliate," for more information about the sale of ARX.
Fully diluted tangible book value per common share
Fully diluted tangible book value per common share ("Fully diluted TBVS") is a widely used non-GAAP financial measure which focuses on the underlying fundamentals of the Company's financial position and performance without the impact of goodwill and other intangible assets. We believe that by excluding these items, fully diluted TBVS aligns with our long-term objective of creating shareholder value. Fully diluted TBVS is calculated by dividing common shareholders' equity excluding intangible assets by the number of outstanding common shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. Common shares outstanding include all common shares issued and outstanding as well as all director share units outstanding.
Reconciliations of this measure is provided under "Reconciliation of Non-GAAP Measures" below.
The following table presents our fully diluted tangible book value per common share for the indicated years ended December 31:

(U.S. dollars)	2016	2015	2014	Change 2016 vs 2015	Change 2015 vs 2014
Fully diluted tangible book value per common share	$32.21	$31.52	$36.79	$0.69	$(5.27)
2016 vs. 2015: The increase in our fully diluted tangible book value per common share was primarily the result of the increase in our book value per common share discussed above. Share buyback activity has less of an accretive benefit with respect to tangible book value per common share.
2015 vs. 2014: The decrease in our fully diluted tangible book value per common share was primarily the result of increased goodwill and intangible assets as part of the Catlin Acquisition, combined with the effect of increased shares and net unrealized losses on investments.

Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Other Operating ROE measures for the years ended December 31, 2016, 2015 and 2014 and information about goodwill and intangible assets, outstanding shares and shareholders' equity, which are used in various of the non-GAAP measures:

(U.S. dollars in thousands, except share and per share amounts)	2016	2015	2014
Net income (loss) attributable to common shareholders	$440,968	$1,207,152	$188,340
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	540,090	151,691	488,222
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(259,449)	(182,181)	15,529
Net investment income - Life Funds Withheld Assets	(154,751)	(187,489)	(129,575)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	9,142	(7,068)	(8,489)
Net income (loss) attributable to common shareholders excluding Contribution from GreyCastle Life Retrocession Arrangements	$576,000	$982,105	$554,027

Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	(112,689)	(19,997)	(122,991)
Net realized and unrealized (gains) losses on derivatives	(2,521)	(53,123)	(29,886)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	2,931	2,732	(985)
Exchange (gains) losses excluding Life Funds Withheld Assets	(18,720)	29,572	(29,079)
Expenses related to Catlin acquisition	—	64,748	—
Loss (Gain) on sale of subsidiary	(7,088)	—	666,423
Gain on sale of operating affiliate	—	(340,407)	—
Loss on U.S. Term Life Retro Arrangements	—	34,986	—
Extinguishment of debt	—	5,592	—
Provision (benefit) for income tax on items excluded from operating income	$22,816	$(214)	$(29,779)
Operating net income (loss)	$460,729	$705,994	$999,241

Per common share results:
Net income (loss) attributable to common shareholders - diluted	$1.56	$4.15	$0.69
Operating net income (loss) - diluted	$1.63	$2.43	$3.68

Weighted average common shares outstanding, in thousands:
Basic	278,957	286,194	267,103
Diluted - Net income	282,758	290,999	271,527
Diluted - Operating net income	282,758	290,999	271,527

(U.S. dollars in thousands, except share and per share amounts)	2016	2015	2014
Return on common shareholders' equity:
Opening common shareholders' equity	$11,677,079	$10,033,751	$9,997,633
Closing common shareholders' equity (at period end)	$10,938,512	$11,677,079	$10,033,751
Average common shareholders' equity for the period	11,307,796	10,855,415	10,015,692
Opening unrealized (gain) loss on investments, net of tax	$(745,592)	$(1,514,067)	$(733,242)
Closing unrealized (gain) loss on investments, net of tax	$(679,477)	$(745,592)	$(1,514,067)
Average unrealized (gain) loss on investments, net of tax	$(712,535)	$(1,129,830)	$(1,123,655)
Average common shareholders' equity for the period excluding unrealized gains and losses on investments	$10,595,261	$9,725,585	$8,892,037

Integration costs	$220,355	$156,368	$—
Provision (benefit) for income tax on integration costs	$18,725	$16,419	$—
Operating net income (loss) (excluding integration costs)	$662,359	$845,943	$999,241

Return on average common shareholders' equity	3.9%	11.1%	1.9%
Operating return on average common shareholders' equity	4.1%	6.5%	10.0%
Operating return on average common shareholders' equity excluding unrealized gains and losses on investments	4.3%	7.3%	11.2%
Operating return on average common shareholders' equity excluding integration costs	5.9%	7.8%	10.0%
Operating return on average common shareholders' equity excluding integration costs and unrealized gains and losses on investments	6.3%	8.7%	11.2%
Book Value Per Share:
Book value per common share	40.98	39.61	39.31
Goodwill and other intangible assets	2,203,653	2,210,266	447,952
Tangible book value	8,734,859	9,466,813	9,585,799
Fully diluted tangible book value per common share	32.21	31.52	36.79
____________

(1)
Investment results for the Life Funds Withheld Assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. Changes in the fair value of the embedded derivative associated with the GreyCastle Life Retro Arrangements are reflected within "Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets" in the reconciliation.

Significant Items Affecting the Results of Operations
Our net income and other financial measures as shown above for the year ended December 31, 2016 were affected by, among other things, the following significant items:

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

1)	The impact of significant large loss events
Natural Catastrophe Losses
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the years ended December 31:

	Natural Catastrophe Underwriting Losses			Natural Catastrophe Loss Ratio Impact
(U.S. dollars in thousands, except ratios)	2016	2015	2014	2016	2015	2014
Insurance	$329,878	$150,389	$68,251	4.9%	2.6%	1.7%
Reinsurance	306,458	62,813	45,098	10.2%	2.6%	2.8%
Total P&C	$636,336	$213,202	$113,349	6.6%	2.6%	2.1%
Notable natural catastrophes for the years ended December 31, 2016, 2015 and 2014 and the underwriting loss incurred (in parenthetical) for the most significant natural catastrophes, in terms of our losses net of reinsurance recoveries and reinstatement premiums, were as follows:

▪
2016 - included Hurricane Matthew on the Southeast coast of the U.S. ($130.1 million), wildfires around Fort McMurray, Alberta, Canada ($101.2 million), earthquakes in New Zealand ($75.0 million), Ecuador ($17.3 million) and Japan ($10.7 million), flooding in Louisiana ($23.0 million) and West Virginia ($11.5 million), Typhoon Meranti in the Phillippines ($18.7 million) and a combination of other storms across Europe and the U.S.

▪
2015 - included a hailstorm in Sydney, Australia ($40.9 million), flooding in the U.K. ($35.1 million), winter storms in the U.S. ($31.4 million), flooding in Chennai, India ($21.7 million), the Australia bush fire and hailstorm ($13.4 million), as well as a number of U.S. storms including Mid-Atlantic rainfall and flooding, and the Texas and Oklahoma tornadoes.

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
Other Large Loss Events
In the years ended December 31, 2016, 2015 and 2014, our results from operations were impacted by significant losses from large non-natural catastrophe loss events. In 2016, these individually significant losses were largely in the property and marine lines of our Insurance segment.
In August 2015, a large loss event occurred in Tianjin, China. Our estimated losses related to the port explosion are $99.8 million, net of reinsurance recoveries and reinstatement premiums, of which 34% is attributable to the Insurance segment and 66% to the Reinsurance segment.
In 2014, these individually significant losses were largely in the property lines of our Insurance segment.
Our loss estimates are based upon our review of individual treaties and policies expected to be impacted and client data received to date and have taken into account current total insured market loss estimates, from both published sources and our internal analyses. Given there is currently a wide range of estimates for the extent of total economic and insured industry losses for these events, our loss estimates involve the exercise of considerable judgment and, accordingly, are subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
See "Income Statement Analysis" herein for further information regarding these large loss events within each of the Company's operating segments.

2)	Continuing competitive factors impacting the underwriting environment
Soft market conditions were experienced across most lines of business throughout 2016, 2015 and 2014. For further information in relation to the underwriting environment, including details relating to rates and retention, see "Executive Overview – Underwriting Environment and Outlook for 2017," above.

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
The following table presents the net (favorable) adverse prior year loss development of our loss and loss expense reserves for our property and casualty operations, which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in thousands)	2016	2015	2014
Insurance	$(91,459)	$(65,030)	$(99,758)
Reinsurance	(210,083)	(241,600)	(155,314)
Total	$(301,542)	$(306,630)	$(255,072)
See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.

4)	Market movement impacts on the Company’s investment portfolio (Excluding Life Funds Withheld Assets)
During the year ended December 31, 2016, the mark to market change of $39.2 million on our AFS investments, including Other Investments, was relatively flat. We had negative marked-to-market change from government interest rate increases in the U.S., offset by positive changes from decreases in interest rates in the U.K. and Euro-zone. This represents an approximately 0.1% depreciation in average total investment assets for the year ended December 31, 2016.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the year ended December 31, 2016 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2016 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Indices Price Movement for the year ended December 31, 2016 (1) (‘+’/‘-’ represents increases / decreases in the equity index price)
United States	+17 basis points (5 year Treasury)	-10 basis points (US Corporate A rated)	+5.63% (MSCI All Countries World Index)
		-9 basis points (US Mortgage Master Index)	+9.54% (S&P500 Index)
United Kingdom	-87 basis points (10 year Gilt)	-18 basis points (U.K. Corporate, AA rated)
Euro-zone	-49 basis points (5 year Bund)	+4 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the year ended December 31, 2016 totaled $112.7 million, including net realized losses of approximately $78.6 million related to other-than-temporary impairment ("OTTI") charges on certain of our fixed income investments. For further analysis of this, see "Income Statement Analysis" below.

OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities, integration of acquired businesses, and monitoring regulatory change.
Catlin Integration
We closed the acquisition of Catlin on May 1, 2015. Management has been highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this significant acquisition. Following the initial announcement of the proposed transaction, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing and implemented that plan following the closing of that transaction. While now substantially complete, management, the integration steering committee and the project management team are working on the final stages of integration to bring it to its ultimate conclusion. In line with this ongoing work, on October 26, 2016, we announced a realigned property and casualty (“P&C”) operating model. The new P&C organizational structure was effective on January 1, 2017 and consists of four business groups within our two operating segments aligned principally to their patterns of distribution and client focus: Global Lines, International and North America groups in Insurance, with global Reinsurance comprising the fourth group.
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
Buybacks of Ordinary and Common Shares
For a discussion of our share buyback activity, please see Item 8, Note 19, "Share Capital," to the Consolidated Financial Statements included herein.
On February 17, 2017, XL-Bermuda announced that its Board of Directors approved a new share buyback program on February 16, 2017, authorizing the purchase of up to $1.0 billion of its common shares (the "February 2017 Program"). This authorization also canceled approximately $349 million remaining under the previous share buyback program.
Issuance and Repayment of Debt
For a discussion of our debt issuances and repayments, please see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein.
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

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1-in-100 Event		1-in-250 Event
			Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at December 31, 2016	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at December 31, 2016
North Atlantic	Windstorm	October 1, 2016	$1,738	15.4%	$2,776	24.6%
North America	Earthquake	October 1, 2016	$1,006	8.9%	$1,883	16.7%
Europe	Windstorm	October 1, 2016	$752	6.7%	$914	8.1%
Japan	Earthquake	October 1, 2016	$726	6.4%	$977	8.6%
Japan	Windstorm	October 1, 2016	$548	4.8%	$681	6.0%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

On a pro forma basis, if we apply the reinsurance programs that are in place as of January 2017 (including the $1.275 billion of catastrophe bonds issued in December 2016 and January 2017) against the October 1, 2016 In-Force Exposures, the Probable Maximum Loss as Percentage of Adjusted Tangible Capital at December 31, 2016 at the per event net 1% and 0.4%

exceedance probability for North Atlantic Windstorm is 8.9% and 16.2%, respectively, and  7.7% and 12.8%, respectively, for North American Earthquake, and 8.0% and 9.5%, respectively, for European Windstorm. The pro forma impact of these transactions on the Probable Maximum Loss at October 1 for Japanese Earthquake and Japanese Windstorm was not material. The pro forma results do not consider changes in in-force exposures that may have occurred since October 1, 2016.
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
See "Business - Regulation," included in Item 1 for additional discussion of Solvency II. In addition, see "Brexit-Related Recent Developments" below for a discussion of Brexit.
Brexit-Related Recent Developments
While Brexit did not materially affect our financial condition or results of operations for the year ended December 31, 2016, uncertainties related to the political, monetary, economic and legal impacts of Brexit caused significant financial market volatility. Such uncertainties are expected to continue to have meaningful repercussions in future periods, as it seems unlikely that the U.K. will provide formal notice of its decision to exit the E.U. under article 50 of the Treaty on European Union (which starts a negotiation process, expected to last at least two years and which may last considerably longer, related to an agreement on the U.K.'s exit) before the end of March 2017.
We continue to review our European legal entity structure to consider possible changes that may need to be made to preserve our E.U.-domiciled entities’ “passporting” regime. Passporting means that an E.U.-domiciled entity can provide insurance or reinsurance, as applicable, in another E.U. member state while only being regulated by the regulator in its country of domicile. Like the rest of the industry, our considerations are preliminary and at this point it is premature to make any structural determinations. However, at this early stage, we believe that we are well-positioned by virtue of the fact that our primary U.K.-domiciled insurance carrier is structured as a Societas Europaea ("SE"), which we anticipate will provide some advantages by allowing us to move the legal entity to another E.U. country during the negotiation period without some of the complexities that would be otherwise involved for other entity structures. In addition, our primary reinsurance carrier is an Irish-domiciled SE.
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
In addition to the potential impact on our ability to passport within the E.U., management is also focused on the impact of Brexit on the free movement of our approximately 2,000 employees within the E.U. A curtailment post-Brexit of free movement of workers between the U.K. and the E.U. could impact the availability and cost of attracting and retaining talent. For more information regarding Brexit, see Item 1A. “Risk Factors” included herein.

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
Other significant accounting policies are nevertheless important to an understanding of our Consolidated Financial Statements. Policies such as those related to revenue recognition, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. See Item 8, Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements included herein for further information.

1)	Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable
The table below illustrates the amount of our net unpaid losses and loss expenses relating to our operating segments at December 31, 2016 and 2015 by line of business. For further discussion of our reserving methodologies for Case and IBNR reserves, see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.

	Net Unpaid Losses and Loss Expenses
(U.S. dollars in thousands)	2016			2015
	Case Reserves	IBNR Reserves	Total Reserves	Case Reserves	IBNR Reserves	Total Reserves
Insurance:
Professional	$1,357,095	$2,827,551	$4,184,646	$1,505,335	$2,769,431	$4,274,766
Casualty and Other	1,981,232	4,308,635	6,289,867	2,044,688	4,265,180	6,309,868
Property	971,232	406,701	1,377,933	678,148	404,610	1,082,758
Specialty	1,142,551	748,093	1,890,644	1,270,449	714,288	1,984,737
Total Insurance	$5,452,110	$8,290,980	$13,743,090	$5,498,620	$8,153,509	$13,652,129
Reinsurance:
Property catastrophe	$330,800	$271,291	$602,091	$284,175	$302,967	$587,142
Other property	506,454	629,943	1,136,397	472,892	551,113	1,024,005
Specialty	403,528	71,237	474,765	392,586	79,890	472,476
Property and Other Short-Tail	$1,240,782	$972,471	$2,213,253	$1,149,653	$933,970	$2,083,623

Casualty	$1,635,384	$2,386,600	$4,021,984	$1,606,988	$2,438,594	$4,045,582
Other (1)	164,159	316,785	480,944	165,418	244,087	409,505
Casualty and Other Long-Tail	$1,799,543	$2,703,385	$4,502,928	$1,772,406	$2,682,681	$4,455,087
Total Reinsurance	$3,040,325	$3,675,856	$6,716,181	$2,922,059	$3,616,651	$6,538,710
TOTAL P&C	$8,492,435	$11,966,836	$20,459,271	$8,420,679	$11,770,160	$20,190,839
____________

(1)	Other within the Reinsurance segment includes whole account contracts, credit and surety, accident and health and other lines.
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
While the proportion of unpaid losses and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerated business growth and changes in business mix. Other factors that have affected the ratio in the past include additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns. The ratio of IBNR to total reserves was consistent from year-end 2015 to year-end 2016.

IBNR reserves are estimated by our actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, we adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.
The following table shows the recorded estimate and the high and low ends of the range of our net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2016:

(U.S. dollars in thousands)	Net Unpaid Losses and Loss Expenses Recorded	Range of Net Unpaid Losses & Loss Expenses Estimated HIGH	Range of Net Unpaid Losses & Loss Expenses Estimated LOW
Insurance
Professional	$4,184,646	$4,590,313	$3,792,705
Casualty and Other	6,289,867	6,864,622	5,756,776
Property	1,377,933	1,477,759	1,276,228
Specialty	1,890,644	2,035,656	1,754,132
Total (1)	$13,743,090	$14,752,001	$12,790,451
Reinsurance
Property catastrophe	$602,091	$714,165	$503,987
Other property	1,136,397	1,333,339	959,454
Specialty	474,765	524,408	428,943
Property and Other Short-Tail	$2,213,253

Casualty	$4,021,984	$4,430,565	$3,656,675
Other (2)	480,944	541,753	425,057
Casualty and Other Long-Tail	$4,502,928
Total (1)	$6,716,181	$7,291,761	$6,184,553
Total	$20,459,271
____________

(1)
The range for the total Insurance and Reinsurance segment reserves is narrower than the sum of the ranges for the lines of business shown in the table due to diversification benefits across the lines of business.

(2)	Other within the Reinsurance segment includes: whole account contracts, structured indemnity and other lines.
There are factors that would cause reserves to increase or decrease within the context of the range provided. The magnitude of any change in ultimate losses would be determined by the magnitude of any changes to our assumptions or the combined impact of changes in assumptions. Factors that would increase reserves include, but are not limited to, increases in claim severity, increases in the expected level of reported claims, changes to the regulatory environment that expand the exposure insured by us, changes in the litigation environment that increase claim awards, filings or verdicts, unexpected increases in loss inflation, and/or new types of claims being pursued against us. Factors that would decrease reserves include, but are not limited to, decreases in claim severity, reductions in the expected level of reported claims, changes to the regulatory environment that reduce the exposure insured by us, changes in the litigation environment that decrease claim awards, filings or verdicts, and/or unexpected decreases in loss inflation.
The reserve range analysis was conducted at a more granular level than the high-level lines of business presented in the table. A set of correlation assumptions between the granular lines of business was utilized taking into account similarities and differences between lines of business to aggregate up to these high-level lines of business.
Furthermore, statistical distributions of potential reserve outcomes over a one year run-off period were estimated for the granular lines of business. Where appropriate, within each line of business, any losses exhibiting differing nature of volatility, for example, in respect of attritional, large, catastrophe, clash and threat (low frequency and high severity) losses were analyzed and then aggregated using an appropriate correlation assumption. In doing so we evaluated a number of alternative models, and for each line of business our actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. We used the modeled statistical distribution to calculate an 80% prediction interval for the potential reserve outcomes over this one year run-off period.
The Estimated High and Estimated Low net unpaid loss and loss expenses are drawn from the resulting statistical distributions as the 90th percentile and 10th percentile, respectively. Accordingly, we estimate that there is an 80% chance that the valuation in one year's time of the net unpaid loss and loss expenses of business earned as of December 31, 2016 (including payments made against this provision during the next twelve months) will be between the Estimated High and Estimated Low figures provided in the table. There is a 10% chance that this valuation will be higher than the Estimated High figure and a 10% chance that this valuation will be lower than the Estimated Low figure.
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
Unpaid losses and loss expenses recoverable
The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance. Changes in the bad debt provision are reflected in net income. See Item 8, Note 12, "Reinsurance," to the Consolidated Financial Statements included herein, for further information.
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
At December 31, 2016, gross future policy benefit reserves relating to our Run-Off Life Operations were approximately $3.5 billion, of which we retained $152.2 million, after consideration of all of our future policy benefit reserves recoverable, as discussed in Item 8, Note 11, "Future Policy Benefit Reserves," to the Consolidated Financial Statements included herein.
The majority of our retained reserves relates to reinsurance of disability income protection, for an in-force block of business. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $1.0 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $1.2 million.

3)	Other-Than-Temporary Declines in Investments
Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. The primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (iv) for debt securities, whether we intend to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where our analysis of the above factors results in our conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.
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
Credit loss analysis – government sector securities
Credit losses on government and government-related securities are determined on an individual security basis. We review the circumstances and conditions associated with government issuers, including credit rating and fundamental views on the government entity under consideration. Given the nature of our government holdings, we would expect that credit losses, were they to arise, would be concentrated among sovereigns rated BBB or lower (including peripherals and emerging market debt) or specific government-related securities.
Key Assumptions used in determination of credit losses related to equities and other investments
We review, on a quarterly basis, the entirety of the equity securities and other investments in our investment portfolio that are in a gross unrealized loss position to assess whether we believe a credit loss, relative to the current cost of the security, exists. In addition, on a quarterly basis, we review any current market developments and identify any new issues that may adversely impact our investment portfolio, and review any impacted holdings and any pending sales programs. Further, we generally impair equities and other investments, if their fair value is 50% or lower than their amortized cost or if the respective security is in a loss position for 11 or more consecutive months.

4)	Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and taxable income in prior years that may be available for carryback. A valuation allowance will be established for any portion of a deferred tax asset that we believe will not be realized, and the impact will be included in the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740 "Income Taxes" on the basis of a two- step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the tax authority.
The tax positions that we have taken or expect to take are based upon the application of tax laws and regulations, which are subject to interpretation, judgment and uncertainty. As a result, our actual liability for income taxes may differ significantly from our estimates.
For further information, see "Other Revenues and Expenses" and Item 8, Note 23, "Taxation," to the Consolidated Financial Statements included herein.

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
At December 31, 2016 and 2015, the amount of premiums receivable related to our reinsurance operations amounted to $2.5 billion and $1.7 billion, respectively.
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. We recorded a provision for uncollectible premiums receivable related to our reinsurance operations at December 31, 2016 and 2015 of $1.9 million and $2.4 million, respectively.

The amount of proportional and excess of loss reinsurance gross premiums written and acquisition expenses recognized by our reinsurance segment for each line of business for the years ended December 31, 2016, 2015 and 2014 was as follows:

(U.S. dollars in thousands)	2016		2015		2014
	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses (1)	Gross Premiums Written	Acquisition Expenses
Proportional Contracts:
Casualty – professional lines	$79,772	$22,604	$73,179	$22,214	$32,784	$17,347
Casualty – other lines	269,630	43,822	76,751	21,128	99,272	21,094
Other property	745,775	185,593	576,684	220,497	424,564	130,709
Specialty	64,702	15,171	50,843	10,560	52,535	11,726
Other (2)	724,192	48,843	190,093	55,732	139,321	21,911
Total proportional contracts	$1,884,071	$316,033	$967,550	$330,131	$748,476	$202,787
Excess of Loss Contracts:
Casualty – professional lines	$59,058	$22,252	$75,785	$22,232	$94,092	$27,367
Casualty – other lines	448,450	100,581	322,864	75,897	203,631	34,425
Property catastrophe	987,417	118,021	655,443	87,748	493,646	40,511
Other property	388,670	104,333	168,345	16,846	161,218	15,934
Specialty	145,829	14,750	55,786	9,486	59,504	4,962
Other (2)	61,611	41,618	27,390	4,323	24,912	4,698
Total excess of loss contracts	$2,091,035	$401,555	$1,305,613	$216,532	$1,037,003	$127,897
____________

(1)	Excludes amortization of fair value adjustments related to the Catlin Acquisition in the amount of $55.6 million.

(2)	Other includes whole account contracts, credit and surety, accident and health and other lines.

6)	Goodwill
We had goodwill of $1.2 billion at December 31, 2016. The estimated fair values of the reporting units carrying goodwill exceeded their estimated net book values at December 31, 2016, and therefore no impairments were recorded during 2016.
For further detailed information about the composition and accounting policies surrounding our goodwill, see Item 8, Note 1(k), "Significant Accounting Policies - Goodwill, Intangibles and Other Long-Lived Assets," and Note 9, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included herein.
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
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenue and expenditures are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our Run-Off Life Operations, and certain structured products included in the Insurance and Reinsurance segments and Corporate and Other are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 8, Note 3, "Segment Information," to the Consolidated Financial Statements included herein, for a reconciliation of segment data to our consolidated financial statements.
Income Statement Analysis
Insurance
As outlined in Item 1, "Business," the Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. We report the results of our insurance segment in four underwriting divisions: Professional, Casualty, EPC and Specialty.
The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2016	2015	2014	Percentage change
				2016 vs 2015	2015 vs 2014
Gross premiums written	$9,650,503	$8,395,846	$5,976,011	14.9%	40.5%
Net premiums written	6,715,969	5,859,934	4,134,151	14.6%	41.7%
Net premiums earned	6,651,495	5,648,482	4,026,713	17.8%	40.3%
Net losses and loss expenses	4,320,737	3,614,048	2,543,108	19.6%	42.1%
Acquisition costs	897,308	704,364	393,319	27.4%	79.1%
Operating expenses	1,224,233	1,154,760	865,592	6.0%	33.4%
Underwriting profit (loss)	$209,217	$175,310	$224,694	19.3%	(22.0)%
Net fee income and other (expense)	(18,506)	(16,936)	(10,051)	9.3%	68.5%
Net results – structured products	8,495	12,185	43,710	(30.3)%	(72.1)%
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

(U.S. dollars in thousands)	2016	2015	2014	Percentage change
				2016 vs 2015	2015 vs 2014
Professional	$1,793,369	$1,754,632	$1,550,929	2.2%	13.1%
Casualty and Other	3,130,865	2,861,475	2,537,292	9.4%	12.8%
EPC	2,371,530	1,909,291	874,198	24.2%	118.4%
Specialty	2,354,739	1,870,448	1,013,592	25.9%	84.5%
Total	$9,650,503	$8,395,846	$5,976,011	14.9%	40.5%
2016 vs. 2015: Gross premiums written increased by 14.9% primarily due to the Catlin Acquisition as 2015 results only reflect eight months of the combined entities. The acquired business portfolios continued to experience some reductions in renewals in Professional and EPC where premium rates did not support our target returns. The businesses most severely impacted were energy and U.S. Professional. However, retention of business continued to be strong where premium rates were deemed to be adequate.
Foreign exchange rate movements also negatively impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 16.5%.

The following is a summary of the premium movements by business group:

▪
Professional - increase of 2.2% driven mainly by increases in both new business and renewals in cybertech and international financial lines, as well as modest growth in our U.S. professional lines book. This growth was partially offset by decreases in our U.S. commercial error and omission ("E&O") due to underwriting decisions.

▪
Casualty and Other - increase of 9.4% largely due to the Catlin Acquisition. The increase was also due to the acquisition of Allied Specialty and increases in renewals and new business in global risk management and North American construction. These increases were partially offset by adverse foreign exchange in international casualty as noted above.

▪
EPC - increase of 24.2% largely attributable to the Catlin Acquisition. The increase was also due to increases in renewals and new business in North America property and international construction. This increase was partially offset by adverse foreign exchange affecting international property and international construction as noted above.

▪
Specialty - increase of 25.9% mainly due to the Catlin Acquisition, plus new business in political risk and trade credit, and marine, as well as increased renewals in marine and crisis management. This increase was partially offset by adverse foreign exchange in political risk and trade credit as well as other lines.

2015 vs. 2014: Gross premiums written increased by 40.5% primarily due to the Catlin Acquisition. The acquired business portfolios experienced some reductions in renewals in Professional and EPC where premium rates did not support our target returns. The businesses most severely impacted were energy and U.S. Professional. However, retention of business continued to be strong where premium rates were deemed to be adequate.
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

▪
Casualty and Other - increase of 12.8% largely due to the Catlin Acquisition. The increase also was due to increases in renewals in global risk management, international casualty, North American construction casualty, and casualty excess and surplus, partially offset by adverse foreign exchange in international casualty as noted above.

▪
EPC - increase of 118.4% attributable to the Catlin Acquisition, partially offset by adverse foreign exchange affecting international property and international construction as noted above, as well as decreases in pricing in energy, international property and North American property. The acquired Catlin business also experienced a decrease in premiums during the current year as a result of decreases in renewal premiums in energy business, mainly due to decreases in pricing.

▪
Specialty - increase of 84.5% mainly due to the Catlin Acquisition, plus new business in political risk and trade credit, and marine, as well as increased renewals in marine and crisis management, partially offset by a decrease in renewals in aerospace and adverse foreign exchange in marine and aerospace.

Net Premiums Written
2016 vs. 2015: The increase of 14.6% largely resulted from the increase in gross premiums written due to the Catlin Acquisition and other factors as noted above.
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

Net Premiums Earned
2016 vs. 2015: The increase of 17.8% is mainly attributable to the increase in gross premiums written as noted above as well as some favorable movement in ceded premiums earned due to decreases in reinsurance pricing as a result of favorable market conditions and realized efficiencies in our efforts to integrate the ceded reinsurance portfolio.
2015 vs. 2014: The increase of 40.3% is mainly attributable to the increase in gross premiums written as noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	2016	2015	2014	Percentage Point Change
				2016 vs 2015	2015 vs 2014
Loss and loss expense ratio	65.0%	64.0%	63.2%	1.0	0.8
Acquisition expense ratio	13.5%	12.5%	9.8%	1.0	2.7
Operating expense ratio	18.4%	20.4%	21.4%	(2.0)	(1.0)
Underwriting expense ratio	31.9%	32.9%	31.2%	(1.0)	1.7
Combined ratio	96.9%	96.9%	94.4%	—	2.5
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014	Percentage Point Change
				2016 vs 2015	2015 vs 2014
Loss and loss expense ratio	65.0%	64.0%	63.2%	1.0	0.8
Prior year reserve development	1.3%	1.1%	2.4%	0.2	(1.3)
Loss ratio - excluding prior year development	66.3%	65.1%	65.6%	1.2	(0.5)
Net natural catastrophe losses	4.9%	2.6%	1.7%	2.3	0.9
Loss ratio excluding prior year development and net natural catastrophe losses	61.4%	62.5%	63.9%	(1.1)	(1.4)
Loss Ratio – excluding prior year development
2016 vs. 2015: The 1.2 percentage point increase in the loss ratio excluding prior year development was primarily as a result of heavier natural catastrophe activity in 2016, partially offset by better attritional loss experience in 2016 as compared to 2015. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2016 were $179.5 million higher than in the same period in 2015. Excluding favorable prior year development and net natural catastrophe losses in both years, the loss ratio for the year ended December 31, 2016 compared to the same period of 2015 improved by 1.1 percentage points to 61.4.
2015 vs. 2014: The 0.5 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of the incorporation of the acquired businesses at a lower loss ratio as well as the amortization of fair value adjustments made as a result of the Catlin Acquisition in 2015 as compared to the same period in 2014. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2015 were $82.1 million higher than in the same period in 2014. Excluding favorable prior year development and net natural catastrophe losses in both years, the loss ratio for the year ended December 31, 2015 compared to the same period of 2014 improved by 1.4 percentage points to 62.5%.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in millions)	2016	2015	2014
Professional	$10,813	$5,740	$17,092
Casualty and other	(58,251)	28,720	23,371
EPC	(38,366)	(6,447)	(57,465)
Specialty	(5,655)	(93,043)	(82,756)
Total	$(91,459)	$(65,030)	$(99,758)
For further information on the net favorable prior year reserve development for the years ended December 31, 2016, 2015 and 2014, see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2016 vs. 2015: The decrease of 1.0 percentage point was due to a decrease in the operating expense ratio of 2.0 percentage points partially offset by an increase in the acquisition expense ratio of 1.0 percentage point, as follows:

▪	Operating expense ratio - decreased 2.0 percentage points due to continued synergies realized from the Catlin Acquisition as well as improved operating leverage.

▪
Acquisition expense ratio - increased 1.0 percentage point mainly attributable to the acquired business from Catlin, which included a larger share of wholesale Specialty business where the gross acquisition costs are higher and the loss ratios lower than the legacy business.

2015 vs. 2014 The increase of 1.7 percentage points was due to an increase in the acquisition expense ratio of 2.7 percentage points partially offset by a decrease in the operating expense ratio of 1.0 percentage point as follows:

▪
Acquisition expense ratio - increased 2.7 percentage points mainly attributable to the EPC business acquired from Catlin, partially offset by the favorable impact of the modification of our reinsurance structure in 2014 and a change in the mix of business.

▪	Operating expense ratio - decreased 1.0 percentage point due to initial synergies realized from the Catlin Acquisition.
Fee Income and Other
2016 vs. 2015: The decrease compared to the same period of 2015 in net fee income and other expenses was driven by decreased engineering fee income within EPC.
2015 vs. 2014: The decrease compared to the same period of 2015 in net fee income and other expenses was driven by decreased engineering fee income within EPC, plus Specialty discontinued lines.
Net Results – Structured Products
Net results from structured insurance products includes net investment income of $27.5 million, $31.2 million and $34.3 million and interest expense (credit) of $19.0 million, $19.0 million and $(9.5) million, respectively, for the years ended December 31, 2016, 2015 and 2014.
2016 vs. 2015: Net results from structured insurance products decreased 30.3% to $8.5 million from the prior year result of $12.2 million. The results include net investment income of $27.5 million and $31.2 million for the years ended December 31, 2016 and 2015, respectively, and net interest expense of $19.0 million for both of the years ended December 31, 2016 and 2015. The decrease in net results was mainly due to a reduction of investment income due to declining investment yields.
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
For further information about these structured indemnity contracts that are accounted for as deposit contracts and the settlement of this fair value hedge, see Item 8, Note 13, "Deposit Liabilities," and Note 7(a), "Derivative Instruments - Derivative Instruments Designated as Fair Value Hedges," respectively, to the Consolidated Financial Statements included herein.
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

(U.S. dollars in thousands)	2016	2015	2014	Percentage change
				2016 vs 2015	2015 vs 2014
Gross premiums written	$3,975,106	$2,273,163	$1,785,479	74.9%	27.3%
Net premiums written	3,514,667	2,028,890	1,633,058	73.2%	24.2%
Net premiums earned	3,114,392	2,515,702	1,690,725	23.8%	48.8%
Net losses and loss expenses	1,752,098	1,152,152	715,285	52.1%	61.1%
Acquisition costs	717,588	602,290	330,684	19.1%	82.1%
Operating expenses	283,270	283,379	193,404	—%	46.5%
Underwriting profit (loss)	$361,436	$477,881	$451,352	(24.4)%	5.9%
Net results – structured products	5,785	5,806	10,499	(0.4)%	(44.7)%
Net fee income and other	3,280	2,958	2,800	10.9%	5.6%
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

(U.S. dollars in thousands)	2016	2015	2014	Percentage change
				2016 vs 2015	2015 vs 2014
Bermuda	$1,262,362	$782,033	$575,386	61.4%	35.9%
North America	774,487	550,781	443,409	40.6%	24.2%
London	588,663	268,925	138,309	118.9%	94.4%
EMEA	688,596	359,112	445,110	91.7%	(19.3)%
LAC	660,998	312,312	183,265	111.6%	70.4%
Total	$3,975,106	$2,273,163	$1,785,479	74.9%	27.3%
2016 vs. 2015: Gross premiums written increased by 74.9% primarily driven by renewals in the beginning of 2016 resulting from the Catlin Acquisition. When evaluated in local currency, our gross premiums written increased by 76.5%.
The following is a summary of the premium movements by region:

▪	Bermuda - increase of 61.4% primarily due to renewals attributable to the Catlin Acquisition as well as new business with material new inceptions in Property Treaty and Property Catastrophe.

▪	North America - increase of 40.6% largely related to renewals attributable to the Catlin Acquisition with notable inceptions in Property Treaty and Casualty lines of business.

▪
London - increase of 118.9% due to significant increase driven from the Catlin Acquisition, considering over half of London business is written during the first quarter. The combination resulted in a substantial Property Catastrophe portfolio, alongside growth in the Marine and Casualty lines of business.

▪
EMEA - increase of 91.7% primarily driven by the Catlin Acquisition and new business in Motor Proportional within Casualty, Crop and Whole Accounts business. These increases were partially offset by cancellations and prior year adjustments.

▪	LAC - increase of 111.6% primarily driven by Catlin Acquisition and related to growth in Credit, Crop and Property Treaty lines of business.
2015 vs. 2014: Gross premiums written increased by 27.3% primarily driven by the Catlin Acquisition. The acquired business portfolios experienced a reduction from the prior year due to rate and share reductions and also due to significant multi-year contracts written in the prior year which did not repeat in the current year.
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

▪
London - increase of 94.4%, due to the Catlin Acquisition, partially offset by unfavorable exchange rates, particularly on the casualty lines of business plus a decrease in reinstatement premiums due to a non-recurring favorable adjustment in the prior period.

▪
EMEA - decrease of 19.3% mainly attributable to unfavorable foreign exchange rates particularly on the property and casualty lines of business, as well as a decrease in reinstatement premiums due to a non-recurring favorable adjustment in the prior period, partially offset by the increase of premiums due to the Catlin Acquisition.

▪	LAC - increase of 70.4% due to the Catlin Acquisition, partially offset by the impact of unfavorable foreign exchange rates.
Net Premiums Written
2016 vs. 2015: The increase of 73.2% resulted from the gross written premium increases outlined above. This was partially offset by an increase in ceded written premiums, impacted by the timing of the purchase of ceded reinsurance which renewed in the first quarter, prior to the Catlin Acquisition.
2015 vs. 2014: The increase of 24.2% resulted from the gross written premium increases as noted above.
Net Premiums Earned
2016 vs. 2015: The increase of 23.8% is mainly attributable to the increase in gross premiums written as discussed above. This increase is partially offset by the impact of premiums earned in 2015 from the unearned premium reserve assumed from the Catlin Acquisition, on policies written by the acquired entity prior to the combination of the two companies and the impact of aligning earning patterns of the legacy portfolios.
2015 vs. 2014: The increase of 48.8% is mainly attributable to the increase in net premiums written as noted above, as well as the timing of premiums earned from the acquired businesses, as a large percentage of the acquired businesses' renewals were written prior to the Acquisition Date.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	2016	2015	2014	Percentage Point Change
				2016 vs 2015	2015 vs 2014
Loss and loss expense ratio	56.3%	45.8%	42.3%	10.5	3.5
Acquisition expense ratio	23.0%	23.9%	19.6%	(0.9)	4.3
Operating expense ratio	9.1%	11.3%	11.4%	(2.2)	(0.1)
Underwriting expense ratio	32.1%	35.2%	31.0%	(3.1)	4.2
Combined ratio	88.4%	81.0%	73.3%	7.4	7.7

The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014	Percentage Point Change
				2016 vs 2015	2015 vs 2014
Loss and loss expense ratio	56.3%	45.8%	42.3%	10.5	3.5
Prior year reserve development	6.7%	9.6%	9.2%	(2.9)	0.4
Loss ratio excluding prior year development	63.0%	55.4%	51.5%	7.6	3.9
Net natural catastrophe losses	10.2%	2.6%	2.8%	7.6	(0.2)
Loss ratio excluding prior year development and net natural catastrophe losses	52.8%	52.8%	48.7%	—	4.1
Loss Ratio – excluding prior year development
2016 vs. 2015: The 7.6 percentage point increase in the loss ratio - excluding prior year development was primarily due to natural catastrophe events. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2016 were $243.6 million higher than in the same period in 2015. Excluding favorable prior year development and net natural catastrophe losses in both years, the loss ratio for year ended December 31, 2016 remained steady compared to the same period of 2015 at 52.8%, due to aggregated attritional losses replacing the 2015 large loss from the Tianjin, China port explosion.
2015 vs. 2014: The 3.9 percentage point increase in the loss ratio - excluding prior year development was primarily due to the Tianjin, China port explosion plus higher levels of natural catastrophe losses in 2015 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2015 were $17.7 million higher than in the same period in 2014. Excluding favorable prior year development and net natural catastrophe losses in both years, the loss ratio for the year ended December 31, 2015 compared to the same period of 2014 increased by 4.1 percentage points to 52.8% mainly due to Tianjin as noted above and a deterioration in rate levels in our legacy businesses.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 2) The Impact of Significant Large Loss Events" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the reinsurance segment for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands)	2016	2015	2014
Property and other short-tail lines	$(134,440)	$(173,754)	$(85,324)
Casualty and other long-tail lines	(75,643)	(67,846)	(69,990)
Total	$(210,083)	$(241,600)	$(155,314)
For further information on the net favorable prior year reserve development for the years ended December 31, 2016, 2015 and 2014, see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2016 vs. 2015: The decrease of 3.1 percentage points in the underwriting expense ratio was mainly due to a decrease in the operating expense ratio of 2.2 percentage points, plus a decrease of 0.9 percentage points in the acquisition expense ratio.

•	Operating expense ratio - decrease of 2.2 percentage points, which was a result of synergies realized from the Catlin Acquisition.

•	Acquisition expense ratio - decrease of 0.9 percentage points, which was due to adjustments to prior underwriting years and change in business mix.
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

Net Results – Structured Products
Net results from structured reinsurance products includes net investment income of $26.5 million, $29.2 million and $33.8 million and interest expense of $20.7 million, $23.2 million and $22.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
2016 vs. 2015: Net results from structured reinsurance products were unchanged at $5.8 million for both years ended December 31, 2016 and 2015. The results include net investment income of $26.5 million and $29.2 million for the years ended December 31, 2016 and 2015, respectively. The decrease in net investment income of $2.7 million was mainly due to a decrease in investment yields. Further, the results included interest expense of $20.7 million and $23.2 million for the years ended December 31, 2016 and 2015, respectively. The decrease in interest expenses of $2.4 million in 2016 was mainly due to reduced interest resulting from the commutation of a structured indemnity contract. There were operating expenses of nil and $0.3 million, for the years ended December 31, 2016 and 2015, respectively.
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
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included herein.
Corporate and Other (Including Run-Off Life Operations)
Our general investment and financing operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and, since that time, have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As noted in Item 1, "Business - History," we have ceded the majority of our life reinsurance business to GCLR through the GreyCastle Life Retro Arrangements. As noted in Item 1, "Business - Corporate and Other," we entered into the U.S. Term Life Retro Arrangements, ceding a vast majority of our remaining life reinsurance reserves. At December 31, 2016, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $3.5 billion, of which we retained $152.2 million, after consideration of all of our future policy benefit reserves recoverable, as noted in Item 8, Note 11, "Future Policy Benefit Reserves," to the Consolidated Financial Statements included herein.
For a further discussion of the GreyCastle Life Retro Arrangements, see Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
Impact of GreyCastle Life Retro Arrangements
Subsequent to the completion of the life transaction described in Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein, our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, however, there is no recurring net impact on our future comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales of the Life Funds Withheld Assets. For further information on the life retrocession embedded derivative and its impact on our net income (loss), see Item 8, Note 7(c)(iii), "Derivative Instruments - Other Non-Investment Derivatives," to the Consolidated Financial Statements included herein.
Impact of U.S. Term Life Retro Arrangements
During the year ended December 31, 2015, we entered into the U.S. Term Life Retro Arrangements, which ceded the vast majority of our remaining life reinsurance business. We recorded a net loss of approximately $35.0 million associated with the transaction. See Item 8, Note 11, "Future Policy Benefit Reserves" to the Consolidated Financial Statements included herein for further information.
Run-Off Life Operations - not subject to Life Retro Arrangements
During the year ended December 31, 2016 our net underwriting result from our Run-Off Life Operations - not subject to Life Retro Arrangements was a loss of $23.3 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $4.1 million, producing a net loss of $19.2 million.
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
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are generally calculated by using a time-weighted, geometrically linked rate of return calculation which is in accordance with current industry standards, for the years ended December 31, 2016 and 2015:

	2016	2015
Total Return on Investments (1)	2.8%	1.4%

Hedge fund portfolio (2) (3)	0.2%	3.2%
Equity portfolio (2)	13.7%	(2.5)%
____________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on these portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the twelve months ended November 30, 2016 and 2015, respectively, for both equity and non-equity accounted hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands)	2016	2015	2014	Percentage change
				2016 vs 2015	2015 vs 2014
Net investment income	$672,382	$684,881	$789,050	(1.8)%	(13.2)%
Net income (loss) from investment fund affiliates	$70,758	$73,320	$95,816	(3.5)%	(23.5)%
Net realized gains (losses) on investments	$112,689	$19,997	$122,991	N/M	(83.7)%
Net realized and unrealized gains (losses) on derivative instruments (1)	$2,521	$53,123	$29,886	(95.3)%	77.8%
____________

(1)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
2016 vs. 2015: The decrease of 1.8% compared to the prior year was primarily due to a reduction in investment yields as a result of lower reinvestment rates, cash outflows from the investment portfolio and negative foreign exchange movements offset by an increase in assets resulting from the Catlin Acquisition. We estimate that approximately $3.7 billion of assets with an average book yield of 2.5% will mature and pay down over the next 12 months compared to the average new money rate at the quarter ended December 31, 2016 on our portfolio of 2.0%.
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
2016 vs. 2015: Performance for 2016, despite a 3.5% decrease from the prior year, was strong, lagging slightly behind strong results from 2015. Overall, hedge fund returns were weaker in 2016 as compared to 2015, as elevated volatility during most of the year challenged hedge fund affiliate results. In particular, funds pursuing quantitative equity strategies and market directional strategies, including equity long/short and macro, weighed on results for the year. This decrease in performance during 2016 was offset by a one time recognition of income from the reclassification of two of our hedge funds from Other Investments to Investment in Affiliates upon increasing our ownership stakes. The Company's private equity and private credit funds produced strong performance for the year ended December 31, 2016, in line with the prior year results.
2015 vs. 2014: Performance for 2015 was strong but lagged behind results from the same period of 2014. Equity market volatility and general weak returns made the year challenging for most hedge fund strategies. Hedge fund returns were solid and generally diversified across strategies in 2015. The strongest contributors to the Company's hedge fund affiliate portfolio were funds pursuing macro, commodity trading advisor funds, multi-strategy and equity long/short strategies. Private investment fund returns were also strong for 2015 and in line with 2014 results.
Net Realized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
For the years ended December 31, 2016 and 2015, net realized gains on investments of $112.7 million and $20.0 million, respectively, included net realized gains of $191.2 million and $103.0 million, respectively, which resulted primarily from sales of equities and fixed maturities. These amounts were partially offset by realized losses of approximately $78.6 million and $83.0 million, respectively, related to the write-down of certain investments. For further discussion, see Item 8, Note 4, "Investments," to the Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $2.5 million for the year ended December 31, 2016 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands)	2016	2015	2014	Percentage Change
				2016 vs 2015	2015 vs 2014
Net income (loss) from operating affiliates	$44,397	$44,740	$107,218	(0.8)%	(58.3)%
Foreign exchange (gains) losses	$(9,578)	$22,504	$(37,568)	N/M	N/M
Corporate operating expenses	$505,483	$480,755	$220,165	5.1%	N/M
Loss (gain) on sale of subsidiary	$(7,088)	$—	$666,423	—%	(100.0)%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(540,090)	$(151,691)	$(488,222)	N/M	(68.9)%
Interest expense (1)	$170,058	$163,021	$121,221	4.3%	34.5%
Income tax expense	$42,129	$(19,161)	$96,897	N/M	N/M
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands)	2016	2015	2014	Percentage Change
				2016 vs 2015	2015 vs 2014
Net income (loss) from investment manager affiliates	$31,775	$11,132	$57,086	185.4%	(80.5)%
Net income (loss) from strategic and other operating affiliates	12,622	33,608	50,132	(62.4)%	(33.0)%
Total	$44,397	$44,740	$107,218	(0.8)%	(58.3)%
Net Income from Investment Manager Affiliates
2016 vs. 2015: The results for 2016 reflect an increase in the amount of incentive fees generated by our larger investment manager affiliates relative to the prior year, as well as a gain from the sale of the Company's interest in one of our service provider stakes in the current year. The 2016 results were offset by a partial write-down taken on the carrying value of one of our investment manager affiliates.
2015 vs. 2014: The results for 2015 were modestly positive, given the challenging market conditions, as market volatility and a competitive environment for asset raising impeded revenue growth for a number of our investment manager affiliates. In most cases where incentive fees are charged by affiliates, earnings from those fees declined in 2015.
Net Income from Strategic and Other Operating Affiliates
2016 vs. 2015: The decrease of 62.4% was largely due to the sale of our interest in ARX in 2015, which was one of our larger insurance affiliates that wrote direct U.S. homeowners insurance. See Item 8, Note 3(f), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate," for further information on the sale.
2015 vs. 2014: The decrease of 33.0% in net income was largely due to the effect of the sale of ARX, one of our larger strategic operating affiliates, on April 1, 2015, removing three quarters of earnings in 2015 compared to 2014. See Item 8, Note 3(f), "Acquisitions and Disposals - Sale of Strategic Operating Affiliate," for further information on the sale.
Foreign Exchange Gains/Losses
The foreign exchange gains of $9.6 million in the year ended December 31, 2016 were principally a result of the impact of the strengthening of the U.S. dollar against our British Pound denominated liabilities held in U.S. dollar denominated units. These gains were partially offset by the effect of the weakening of the U.S. dollar against the Brazilian Real on net monetary liabilities in that currency and by the effect of the U.S. dollar strength against the Singapore dollar on net monetary assets in that currency. In the year ended December 31, 2015, foreign exchange losses of $22.5 million were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the Euro and the Australian dollar.
Corporate Operating Expenses
2016 vs. 2015: The increase of 5.1% was mainly a result of increased compensation cost, professional fees and lower rate of recovery of regulatory fees.
2015 vs. 2014: The significant increase was mainly a result of integration expenses incurred as a result of the Catlin Acquisition
Gains on Sales of Subsidiaries
The gain on sale of subsidiary was due to two items. The first was the sale of our 100% wholly-owned subsidiary XL Life Insurance and Annuity Company ("XLLIAC") to Mutual of Omaha Insurance Company ("Omaha") for $20.9 million in September 2016. The second was a sale of 7.8% of common shares and 6.4% of preference shares of New Ocean Capital Management for $3.9 million. For a further discussion, see Item 8, Note 2(b), "Acquisitions and Disposals - Sale of Subsidiaries," to the Consolidated Financial Statements included herein.
Loss on Sale of Subsidiary
The loss on sale of life reinsurance subsidiary in 2014 was due to the sale of 100% of the common shares of a wholly-owned subsidiary of XL Insurance (Bermuda) Ltd ("XLIB"), to GreyCastle for $570 million in cash. For a further discussion, see Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company has entered into the GreyCastle Life Retro Arrangements, as described in Item 8, Note 1(c), "Significant Accounting Policies - Total Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis, Note 1(e), "Significant Accounting Policies - Reinsurance," and Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein and "Impact of GreyCastle Life Retro Arrangements" above.

Interest Expense
Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results – structured products.
2016 vs. 2015: The increase of 4.3% was a result of an overall increase in our debt following the issuance of the 4.45% Subordinated Notes due 2025 and the 5.5% Subordinated Notes due 2045 during the first quarter of 2015.
2015 vs. 2014: The increase of 34.5% was a result of an overall increase in our debt following the issuance of the 4.45% Subordinated Notes due 2025 and the 5.5% Subordinated Notes due 2045 during the first quarter of 2015. Additionally, interest expense includes expenses related to the senior unsecured 364-Day Bridge Loan Agreement in support of the Catlin Acquisition ("Bridge Facility"), as outlined in Item 8, Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included herein.
For further information about these debt financing transactions see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein.
Income Tax Expense
2016 vs. 2015: The tax expense of $42.1 million recognized in 2016 was primarily driven by the geographical distribution of profits and losses between taxable and non-taxable jurisdictions. The 2016 tax expense differed significantly from the 2015 tax benefit of $19.2 million, as the 2015 tax benefit resulted primarily from the $59.6 million valuation allowance release related to the restructuring of the U.S. operations.
2015 vs. 2014: The tax benefit of $19.2 million recognized in 2015 was primarily driven by the geographical distribution of group profits and losses between taxable and non-taxable jurisdictions. In addition, there is a $59.6 million tax benefit in 2015 related to the restructuring of the U.S. operations which resulted in the release of the valuation allowance previously held against Catlin U.S. deferred tax assets.
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
As described in Item 1, "Business - Investments," Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," and Note 4, "Investments," to the Consolidated Financial Statements included herein, the Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.

At December 31, 2016 and 2015, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $36.6 billion and $37.4 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at December 31, 2016 and 2015:

(U.S. dollars in thousands)	2016		2015
	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$3,426,988	9.4%	$3,256,236	8.7%
Restricted cash	$62,137	0.2%	$41,860	0.1%
Net receivable/ (payable) for investments sold/ (purchased)	$(97,482)	(0.3)%	$101,098	0.3%
Accrued investment income	$230,158	0.6%	$243,409	0.7%
Short-term investments	$625,193	1.7%	$617,390	1.7%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported	$3,894,388	10.6%	$5,065,637	13.5%
Corporate - Financials	3,622,290	9.9%	3,561,909	9.5%
Corporate - Non Financials	6,512,439	17.8%	6,900,447	18.5%
RMBS – Agency	4,218,367	11.5%	3,757,971	10.1%
RMBS – Non-Agency	274,258	0.7%	328,540	0.9%
CMBS	665,186	1.8%	405,316	1.1%
CDO	377,491	1.0%	32,410	0.1%
Other asset-backed securities	875,897	2.4%	1,168,572	3.1%
U.S. States and political subdivisions of the States	2,478,112	6.8%	2,632,070	7.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	5,030,132	13.8%	5,251,614	14.0%
Total fixed maturities - AFS	$27,948,560	76.3%	$29,104,486	77.8%
Equity securities	1,037,331	2.8%	878,919	2.4%
Investments in affiliates	2,177,645	6.0%	1,708,899	4.6%
Other investments	1,164,564	3.3%	1,433,057	3.7%
Total investments and cash and cash equivalents	$36,575,094	100.0%	$37,385,354	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.
We review our fixed income investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At December 31, 2016 and 2015, the average credit quality of our total fixed income portfolio was "AA." Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at December 31, 2016 and 2015:

Investments by Credit Rating (1)	2016		2015
(U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$14,037	46.4%	$14,242	45.1%
AA	6,323	20.9%	7,005	22.3%
A	7,101	23.5%	7,316	23.2%
BBB	2,072	6.8%	2,343	7.4%
BB and below	684	2.3%	577	1.8%
Not rated	47	0.1%	65	0.2%
Total	$30,264	100.0%	$31,548	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $370.0 million on 3,037 securities out of a total of 8,495 held at December 31, 2016 in our AFS portfolio (excluding Life Funds Withheld Assets and Other Investments) that we consider to be temporarily impaired. Individual security positions included in this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

▪
gross unrealized losses of $161.4 million related to the Government and Government-Related holdings. Securities in a gross unrealized loss position had a fair value of $5.0 billion at December 31, 2016.

▪	gross unrealized losses of $119.2 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $3.7 billion at December 31, 2016.

▪	gross unrealized losses of $12.8 million related to Non-Agency RMBS. Securities in gross unrealized loss position had a fair value of $170.3 million at December 31, 2016.
The following table details the security type and length of time that AFS securities (excluding Life Funds Withheld Assets) were in a continual gross unrealized loss position at December 31, 2016:

Security Type and Length of Time in a Continual Unrealized Loss Position	December 31, 2016
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(171,770)	$10,864,165
At least 6 months but less than 12 months	(77,595)	966,202
At least 12 months but less than 2 years	(42,151)	433,504
2 years and over	(70,291)	518,076
Total	$(361,807)	$12,781,947
Equities
Less than 6 months	$(4,413)	$112,673
At least 6 months but less than 12 months	(3,797)	17,814
Total	$(8,210)	$130,487
The following is the maturity profile of the AFS fixed income securities (excluding Life Funds Withheld Assets) that were in a continual gross unrealized loss position at December 31, 2016:

Maturity profile in years of AFS fixed income securities in a gross unrealized loss position	December 31, 2016
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(16,061)	$832,656
At least 1 year but less than 5 years remaining	(137,524)	4,851,891
At least 5 years but less than 10 years remaining	(97,102)	2,438,742
At least 10 years but less than 20 years remaining	(12,116)	300,106
At least 20 years or more remaining	(17,759)	303,804
RMBS – Agency	(45,391)	2,592,043
RMBS – Non-Agency	(12,751)	170,313
CMBS	(10,774)	477,422
CDO	(2,539)	108,405
Other asset-backed securities	(9,790)	706,565
Total	$(361,807)	$12,781,947
European Sovereign Debt (Excluding Life Funds Withheld Assets)
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

Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations, that currently have a fair value of $68.8 million at December 31, 2016. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, as of December 31, 2016, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $175 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of our most significant reinsurance counterparties, see Item 8, Note 12, "Reinsurance," to the Consolidated Financial Statements included herein. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.
Fair Value Measurements of Assets and Liabilities
As described in Item 8, Note 1(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included herein, we have provided required disclosures by Level 1, 2 and 3 within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value, including valuation methodologies.
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

Fair Value of Level 3 Assets and Liabilities
At December 31, 2016, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2016	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$3,894,388	$24,751	0.6%
Corporate - Financials	3,622,290	10,284	0.3%
Corporate - Non-Financials	6,512,439	9,801	0.2%
RMBS – Agency	4,218,367	—	—%
RMBS – Non-Agency	274,258	—	—%
CMBS	665,186	99	—%
CDO	377,491	1	—%
Other asset-backed securities	875,897	1,130	0.1%
U.S. States and political subdivisions of the States	2,478,112	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,030,132	—	—%
Total Fixed maturities, at fair value	$27,948,560	$46,066	0.2%
Equity securities, at fair value	1,037,331	—	—%
Short-term investments, at fair value	625,193	—	—%
Total investments available for sale	$29,611,084	$46,066	0.2%
Cash equivalents (1)	1,669,652	—	—%
Other investments (2)	699,402	205,528	29.4%
Other assets (3)	89,549	19,841	22.2%
Total assets carried at fair value	$32,069,687	$271,435	0.8%
Liabilities
Financial instruments sold, but not yet purchased (4)	$—	$—	—%
Other liabilities (5)	46,757	19,839	42.4%
Total liabilities carried at fair value	$46,757	$19,839	42.4%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from other investments balances are $322.9 million measured using Net Asset Value. Based on new accounting guidance, these investments are excluded from the fair value hierarchy table. In addition, the Other investment balance excludes a payment obligation which totaled $142.3 million at December 31, 2016 carried at amortized cost. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included herein.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased, are included within "Payable for investments purchased" on the balance sheets.

(5)	Other liabilities include derivative instruments, reported on a gross basis.
Changes in the Fair Value of Level 3 Assets and Liabilities
See Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included herein, for an analysis of the change in fair value of Level 3 Assets and Liabilities.
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

Gross unpaid losses and loss expenses totaled $25.9 billion and $25.4 billion at December 31, 2016 and 2015, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the year ended December 31, 2016:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2015	$25,439,744	$(5,248,905)	$20,190,839
Losses and loss expenses incurred	7,802,968	(1,731,578)	6,071,390
Losses and loss expenses paid/recovered	(6,824,651)	1,493,492	(5,331,159)
Loss and loss expense reserves acquired	161,239	(37,031)	124,207
Foreign exchange and other	(639,729)	43,722	(596,006)
Balance at December 31, 2016	$25,939,571	$(5,480,300)	$20,459,271
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	2016	2015
Reinsurance balances receivable	$598,189	$439,934
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements and U.S. Term Life Retro Arrangements)	10,997	13,801
Reinsurance recoverable on unpaid losses and loss expenses	5,522,419	5,309,782
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(62,829)	(82,145)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$6,068,776	$5,681,372
We have credit risk should any of our reinsurers be unable or unwilling to settle balances, net of collateral, due. For further discussion, please see Item 8, Note 12, "Reinsurance," to the Consolidated Financial Statements included herein.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; and the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Bermuda (the successor to XL-Ireland as parent company as a result of the Redomestication) may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Bermuda, like XL-Ireland, is a holding company and has limited liquidity.
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancelation provisions in a significant number of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included herein.
Holding Company Liquidity
As holding companies, XL-Bermuda and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Bermuda's principal uses of liquidity are common share-related transactions, including dividend payments to holders of its common shares as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to its parent company and certain corporate operating expenses.
XL-Bermuda's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and common shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letter of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various U.S. states in which principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included herein. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Bermuda and XL-Cayman.
Under Bermuda law, XL-Bermuda is required to pay cash dividends from contributed surplus. As of December 31, 2016, XL-Bermuda had $8.1 billion in contributed surplus.
At December 31, 2016, XL-Bermuda and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $1.0 million and $0.7 billion, respectively, compared to $11.6 million and $0.9 billion, respectively, at December 31, 2015.
All of our outstanding debt as of December 31, 2016 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Bermuda, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the U.S., Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein. See also the Consolidated Statements of Cash Flows in Item 8, Financial Statements, included herein.
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

Sources of Liquidity
At December 31, 2016, on a consolidated basis we had cash and cash equivalents of approximately $3.4 billion, as compared to approximately $3.3 billion at December 31, 2015. We have three main sources of cash flows – those provided by operating, investing activities and financing activities:

Total cash provided by (used in): (U.S. dollars in thousands)	2016	2015	2014
Operating activities	$915,337	$615,556	$963,184
Investing activities	$737,767	$136,432	$1,711,621
Financing activities	$(1,424,610)	$46,811	$(1,863,708)
Effects of exchange rate changes on foreign currency cash	$(57,742)	$(64,377)	$(90,115)
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
During the year ended December 31, 2016, net cash flows provided by operating activities were $915.3 million compared to net cash flows provided by operating activities of $615.6 million for the same period in 2015, an increase of $299.8 million. The increased cash flow is mainly a result of increases in premiums written.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash provided by investing activities was $737.8 million in the year ended December 31, 2016, compared to $136.4 million for the same period in 2015, an increase of $601.3 million. Driving this increase is a decrease in cash used for the Catlin Acquisition in 2015, partially offset by cash used for net investment purchase activity.
As further outlined in Item 8, Note 4, "Investments," to the Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral. At December 31, 2016 and 2015, we had $17.1 billion and $18.3 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include common and preference share related transactions, the payment of dividends, the issue or repayment of XL-Cayman's preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the year ended December 31, 2016, net cash flows used in financing activities were $1.4 billion compared to net cash provided by financing activities of $46.8 million for the same period in 2015, a decrease of $1.5 billion. Financing cash flows were impacted by an increase in share buybacks of $582.1 million compared to 2015, as well as a debt issuance of $980.6 million in 2015. For further information on the drivers of our financing activity and capital management, see "Other Key Focuses of Management - Capital Management," Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements" to the Consolidated Financial Statements and Item 8, Note 19, "Share Capital" to the Consolidated Financial Statements included herein.
In addition, we maintain credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."

Capital Resources
At December 31, 2016 and 2015, we had total shareholders’ equity of $13.0 billion and $13.7 billion, respectively. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:
a. debt;
b. XL-Cayman and Catlin Insurance Company Ltd. ("Catlin-Bermuda") preference shares;
c. letter of credit facilities and other sources of collateral; and
d. revolving credit facilities.
In particular, we require, among other things:

▪
sufficient capital to maintain our financial strength and credit ratings, as issued by several rating agencies, at levels considered necessary by management to enable our key operating subsidiaries to compete;

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
Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, "Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all," included herein.
The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	2016	2015
Non-controlling interests - Series D preference ordinary shares in XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares in XL-Cayman	999,500	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	562,285	562,285
Non-controlling interests - Other	115,382	70,599
Common share capital	10,938,512	11,677,079
Total common shares and non-controlling interests	$12,960,679	$13,654,463
Notes payable and debt	2,647,677	2,644,970
Total	$15,608,356	$16,299,433

Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	2016	2015
Common shareholders’ equity – beginning of period	$11,677,079	$10,033,751
Net income (loss) attributable to common shareholders	440,968	1,207,152
Share buybacks	(1,051,050)	(468,971)
Share issues	9,900	1,861,538
Common share dividends	(224,411)	(211,814)
Change in accumulated other comprehensive income	28,930	(797,842)
Share-based compensation and other	57,096	53,265
Common shareholders’ equity – end of period	$10,938,512	$11,677,079
Preference Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. As a result of the Catlin Acquisition, we also acquired the preference shares issued by Catlin-Bermuda. These instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At December 31, 2016 and 2015, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the non-controlling preference shares issued by Catlin-Bermuda as of December 31, 2016 was $562.3 million.
Debt
The following table presents our outstanding notes payable and debt as of December 31, 2016:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	$300,000	$298,686	2018	$—	$300,000	$—	$—
5.75% Senior Notes	400,000	397,953	2021	—	—	400,000	—
6.375% Senior Notes	350,000	349,139	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	493,329	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,375	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,427	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,768	2045	—	—	—	500,000
Total	$2,675,000	$2,647,677		$—	$300,000	$400,000	$1,975,000
_______________
(1)    Excluded from this table are certain credit facilities under which we are permitted to utilize up to $1.0 billion and $1.4 billion as of December 31, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financing needs. However, as of December 31, 2016 and December 31, 2015, $245 million and $527.1 million, respectively, were utilized under these facilities as letters of credit, leaving $755.0 million and $822.9 million, respectively, available to support other operating and financing needs.
(2)    "In Use/Outstanding" data represent December 31, 2016 accreted values. "Payments Due by Period" data represents ultimate redemption values.
See Item 8, Note 14(a), "Notes Payable and Debt and Financing Arrangements - Notes Payable and Debt," to the Consolidated Financial Statements included herein for further information.
At December 31, 2016, outstanding debt held by investors consisted of senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman, the majority of which is now guaranteed by XL-Bermuda as indicated below. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XL-Cayman to XL-Bermuda on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures pursuant to which the notes were issued, including as guarantor of the obligations of XL-Cayman to pay a fixed rate interest under the outstanding notes issued pursuant to such indentures. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At December 31, 2016, the outstanding issues of unsecured notes are as follows:

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

Credit Facilities and other sources of collateral
As reflected in the table below, at December 31, 2016, we had fifteen credit facilities in place with total availability of $4.0 billion, of which $2.3 billion was utilized:

				Amount of Commitment Expiration by Period (1)
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2015 Citi Facility	$250,000	$245,000	2017	$250,000	$—	$—	$—
Goldman Facility	200,000	200,000	2017	200,000	—	—	—
2016 Credit Agricole Facility I	125,000	125,000	2019	—	125,000	—	—
2016 Credit Agricole Facility II	125,000	125,000	2019	—	125,000	—	—
FAL Facility I	125,000	125,000	2020	—	—	125,000	—
FAL Facility II	125,000	125,000	2020	—	—	125,000	—
FAL Facility III	125,000	125,000	2020	—	—	125,000	—
FAL Facility IV	125,000	125,000	2020	—	—	125,000	—
Syndicated Unsecured Facility (2)	750,000	—	2021	—	—	750,000	—
Syndicated Secured Facility (2)	750,000	531,962	2021	—	—	750,000	—
CICL Facility	180,000	159,207	Continuous	—	—	—	180,000
Citi EU Facility	600,000	84,641	Continuous	—	—	—	600,000
London Market Facility	250,000	117,063	Continuous	—	—	—	250,000
CRCH Facility	250,000	245,733	Continuous	—	—	—	250,000
Syndicate 2003 Facility	11,687	11,687	Continuous	—	—	—	11,687
Total credit facilities (3)	$3,991,687	$2,345,293		$450,000	$250,000	$2,000,000	$1,291,687

____________

(1)
See Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included herein for definition of terms used in this table.

(2)	We have the option to increase the size of the facilities under the Syndicated Secured and Unsecured Facilities by an additional $500 million across both such facilities.

(3)
As of December 31, 2016, the portion of the total credit facilities allowable to be utilized for revolving loans was $1.0 billion. However, $245 million of this allowable portion was utilized to issue letters of credit, leaving $755.0 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

See Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included herein for further information.

Covenants
Our credit facilities contain a number of covenants that must be met and maintained and that, among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

▪	engage in mergers or consolidations;

▪	dispose of assets outside of the ordinary course of business;

▪	create liens on assets; and

▪	engage in certain transactions with affiliates.
The following outlines our significant financial covenant requirements and actual amounts as of December 31, 2016:

	Covenant Requirement	Actual Ratio or Balance	Margin of Compliance at December 31, 2016
Ratio of Total Funded Debt to Total Capitalization (1)	Not greater than 0.35 : 1.00	0.17 : 1.00	$4.5	billion
Maximum Secured Indebtedness (2)	Not greater than 20% of consolidated net worth	Nil	$2.7	billion
Syndicated Secured and Unsecured Credit Facilities - Consolidated Net Worth (3)	$8.4 billion	$13.3 billion	$4.9	billion
FAL Facilities - Consolidated Net Worth (3)	$8.0 billion	$13.3 billion	$5.3	billion
____________

(1)	This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)
Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2016, such secured letter of credit facilities amounted to $1.14 billion.

(3)
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

As noted in the table above, at December 31, 2016, we were in compliance with all covenants by significant margins, and we currently remain in compliance.
Cross-Default And Other Provisions In Debt Instruments
The following describes certain terms of the debt instruments referred to above. Our material credit agreements and indentures governing XL-Cayman's notes have been filed with the SEC and should be referred to for an assessment of our complete contractual obligations.
The majority of our bank facilities, indentures and other documents relating to our outstanding indebtedness, including the credit facilities discussed above (collectively, the "Debt Documents"), contain cross acceleration or cross default provisions to each other and the Debt Documents contain affirmative covenants. These covenants provide for, among other things, a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth. In addition, the Debt Documents contain other customary affirmative and negative covenants as well as certain customary events of default. Generally each of the Debt Documents provides for an event of default in the event of certain events involving bankruptcy, insolvency or reorganization of the Company, and the majority of our bank facilities provide for an event of default in the event of a change of control of the Company subject to certain exceptions.
Given that in general the Debt Documents contain cross acceleration or cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, we may not have funds sufficient at that time to repay any or all of such indebtedness.

Long-Term Contractual Obligations
The following table presents our long term contractual obligations and related payments at December 31, 2016, due by period. This table excludes further commitments of $296.3 million related to our investment funds and certain limited partnerships, and in use letter of credit facilities of $2.3 billion. See Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," Note 7, "Derivative Instruments," and Note 18, "Commitments and Contingencies," to the Consolidated Financial Statements included herein, for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$2,675,000	$—	$300,000	$400,000	$1,975,000
Interest on long-term debt	1,922,238	139,376	271,194	258,401	1,253,267
Operating lease obligations	385,885	70,359	119,620	99,304	96,602
Capital lease obligations	131,289	9,998	20,752	21,803	78,736
Deposit liabilities (1)	1,742,818	66,655	343,247	280,242	1,052,674
Future policy benefits (2)	4,554,897	305,044	590,548	560,479	3,098,826
Unpaid losses and loss expenses – P&C (3)	26,358,379	7,361,793	8,413,658	4,065,643	6,517,285
Total	$37,770,506	$7,953,225	$10,059,019	$5,685,872	$14,072,390
____________

(1)
Deposit liabilities were $1.1 billion on our Consolidated Balance Sheet at December 31, 2016. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from our estimate. See Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included herein, for further information.

(2)
Future policy benefit reserves related to Run-Off Life Operations were $3.5 billion on our Consolidated Balance Sheet at December 31, 2016. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from our estimated amounts.

(3)
The unpaid loss and loss expenses were $25.9 billion on our Consolidated Balance Sheet at December 31, 2016. The difference from the amount included above relates to the discount on payments due in the future for certain workers' compensation lines and certain U.K. motor liability claims. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business, see Item 8, Note 10, "Losses and Loss Expenses" to the Consolidated Financial Statements included herein. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, our liquidity requirements are supported by having revolving lines of credit facilities available to us and significant reinsurance programs, in addition to our general high grade fixed income investment portfolio.

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
Recent Accounting Pronouncements
See Item 8, Note 1(t), "Significant Accounting Policies - Recent Accounting Pronouncements," to the Consolidated Financial Statements included herein, for a discussion of recent accounting pronouncements.

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
As described in Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," and Note 4, "Investments," to the Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our investment policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, total return swaps, credit default swaps and swaptions, and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our Authorities Framework. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.
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
Foreign currency exchange rate gains and losses in our consolidated Statements of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders' equity, to the extent that the asset currency does not match that entity's functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. We have formed several branches with Euro and British Pound functional currencies and continue to focus on attempting to limit exposure to foreign exchange risk.
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
The principal currencies creating our foreign exchange risk are the British Pound, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at December 31, 2016 and 2015:

(Foreign Currency in Millions)	2016	2015
Euro	132.3	25.6
British Pound	86.1	(34.6)
Swiss Franc	18.8	(11.5)
Canadian dollar	184.4	293.9
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.3 years at December 31, 2016.
We manage credit risk in the investment portfolio, including fixed income, alternative and short-term investments, through the credit research performed by investment management service providers and our portfolio management team. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations related to the investment portfolio. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to our credit limit guidelines. Any issuer over its credit limits or experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets," included herein for our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio at December 31, 2016.
At December 31, 2016 and 2015, the average credit quality of our aggregate fixed income investment portfolio was “AA." Our $13.2 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AAA", our $10.3 billion portfolio of corporates was rated “A", and our $6.4 billion structured securities portfolio was rated AAA.
At December 31, 2016, the top 5 corporate sector exposures listed below represented 25.9% of the aggregate fixed income investment portfolio and 76.5% of all corporate holdings.

Top 5 Sector Exposures (1) (2) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials	$3,624.3	12.0%
Consumer, non-Cyclical	1,684.3	5.6%
Industrial	894.7	3.0%
Consumer, Cyclical	828.1	2.7%
Utilities	820.4	2.7%
Total	$7,851.8	26.0%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

(2)	Excludes short-term investments and accrued investment income

We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown at December 31, 2016 of the $6.4 billion structured securities portfolio, of which 93.6% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
RMBS - Agency	$4,218.4	65.8%
RMBS - Non-Agency	274.3	4.3%
CMBS	665.2	10.4%
Core CDOs (non-ABS CDOs and CLOs)	377.5	5.9%
Other ABS (1)	875.9	13.6%
Total	$6,411.3	100.0%
____________

(1)	Includes Covered Bonds and excludes short-term investments and accrued investment income.
Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives may be used to reduce investment risk (protect against credit spread widening) and/or for efficient portfolio management (to change credit exposure in a quick and efficient manner). The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.
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
With regard to unpaid losses, loss expenses recoverable and reinsurance balances receivable, we have credit risk should any of our reinsurers be unable or unwilling to settle amounts due to us; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable."
We are exposed to credit risk in the event of non-performance by the other parties to our derivative instruments in general; however, we do not anticipate non-performance.
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At December 31, 2016, our equity portfolio was approximately $902.3 million as compared to $878.9 million at December 31, 2015. This excludes fixed income fund investments of $135.2 million and nil at December 31, 2016 and 2015, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At December 31, 2016 and 2015, our direct allocation to equity securities was 3.0% and 2.4%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risk related to real estate, and risks specific to startup or small companies. At December 31, 2016, our exposure to private investments (including funds), excluding unfunded commitments, was $533.3 million, representing 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $547.2 million at December 31, 2015.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.6 billion representing approximately 4.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2016, as compared to December 31, 2015, when we had a total exposure of $1.6 billion representing approximately 4.4% of the investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. Such positions had a total exposure of $502.7 million, representing approximately 1.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2016, as compared to December 31, 2015, when we had a total exposure of $322.0 million representing approximately 0.9% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at December 31, 2016 associated with an immediate and hypothetical: +100 bps increase in interest rates, a -10% decline in equity markets, a +100 bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at December 31, 2016, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
The estimated results at December 31, 2016 below also do not include any risk contributions from our various operating affiliates (strategic and other or investment manager) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,147.1)	$(237.4)	$(1,010.4)	$(70.1)	$1,065.3
(I) Fixed Income Portfolio	(1,143.9)	—	(1,007.1)	(69.5)	1,130.2
(a) Cash & Short Term Investments	(11.3)	—	(5.8)	(0.2)	3.1
(b) Total Government Related	(472.9)	—	(259.9)	(6.5)	462.2
(c) Total Corporate Credit	(377.2)	—	(422.2)	(41.8)	345.0
(d) Total Structured Credit	(282.5)	—	(319.1)	(21.1)	345.0
(II) Non-Fixed Income Portfolio	—	(237.4)	—	—	361.7
(e) Equity Portfolio	—	(82.0)	—	—	125.0
(f) Hedge Fund Portfolio	—	(61.8)	—	—	117.4
(g) Private Investment Fund Portfolio	—	(93.6)	—	—	139.2
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at December 31, 2016 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP LTD
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2016 AND 2015

(U.S. dollars in thousands, except share data)	2016	2015
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2016 - $29,587,656; 2015 - $31,517,654)	$30,256,602	$32,257,589
Equity securities, at fair value (cost: 2016 - $996,610; 2015 - $834,079)	1,037,331	878,919
Short-term investments, at fair value (amortized cost: 2016 - $626,142; 2015 - $618,851)	625,193	617,390
Total investments available for sale	$31,919,126	$33,753,898
Fixed maturities, at fair value (amortized cost: 2016 - $1,548,178; 2015 - $1,263,609)	1,617,014	1,235,699
Short-term investments, at fair value (amortized cost: 2016 - $9,536; 2015 - $60,176)	9,563	60,330
Total investments trading	$1,626,577	$1,296,029
Investments in affiliates	2,177,645	1,708,899
Other investments	1,164,564	1,433,057
Total investments	$36,887,912	$38,191,883
Cash and cash equivalents	3,426,988	3,256,236
Restricted cash	153,504	154,992
Accrued investment income	284,366	312,667
Deferred acquisition costs and value of business acquired	946,721	890,568
Ceded unearned premiums	1,687,864	1,821,793
Premiums receivable	5,522,976	4,712,493
Reinsurance balances receivable	577,479	418,666
Unpaid losses and loss expenses recoverable	5,491,297	5,262,706
Receivable from investments sold	128,411	231,158
Goodwill and other intangible assets	2,203,653	2,210,266
Deferred tax asset	310,542	282,311
Other assets	812,389	937,199
Total assets	$58,434,102	$58,682,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$25,939,571	$25,439,744
Deposit liabilities	1,116,233	1,168,376
Future policy benefit reserves	3,506,047	4,163,500
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2016 - $3,072,615; 2015 - $3,719,131)	998,968	914,629
Unearned premiums	7,293,028	7,043,358
Notes payable and debt	2,647,677	2,644,970
Reinsurance balances payable	2,451,717	2,117,727
Payable for investments purchased	226,009	130,060
Deferred tax liability	77,271	120,651
Other liabilities	1,216,902	1,285,460
Total liabilities	$45,473,423	$45,028,475
Commitments and Contingencies
Shareholders’ Equity:
Common shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2016 - 266,889,127; 2015 - 294,745,045)	$2,669	$2,947
Additional paid in capital	8,068,503	8,910,167
Accumulated other comprehensive income	715,546	686,616
Retained earnings	2,151,794	2,077,349
Shareholders’ equity attributable to XL Group Ltd	$10,938,512	$11,677,079
Non-controlling interest in equity of consolidated subsidiaries	2,022,167	1,977,384
Total shareholders’ equity	$12,960,679	$13,654,463
Total liabilities and shareholders’ equity	$58,434,102	$58,682,938
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands, except per share data)	2016	2015	2014
Revenues:
Net premiums earned	$9,777,934	$8,226,425	$5,895,070
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	672,382	684,881	789,050
Net investment income - Life Funds Withheld Assets	154,751	187,489	129,575
Total net investment income	$827,133	$872,370	$918,625
Realized investment gains (losses):
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	$191,247	$102,957	$158,733
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(78,997)	(81,987)	(33,508)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	439	(973)	(2,234)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	152,589	223,272	5,067
OTTI on investments - Life Funds Withheld Assets	(2,598)	(13,357)	(20,587)
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	109,458	(27,734)	(9)
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, Trading	$372,138	$202,178	$107,462
Net realized and unrealized gains (losses) on derivative instruments	2,521	53,123	29,886
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(540,090)	(151,691)	(488,222)
Income (loss) from investment fund affiliates	70,758	73,320	95,816
Fee income and other	35,692	33,201	43,630
Total revenues	$10,546,086	$9,308,926	$6,602,267
Expenses:
Net losses and loss expenses incurred	$6,072,835	$4,766,200	$3,258,393
Claims and policy benefits	28,244	115,997	242,963
Acquisition costs	1,620,671	1,317,448	738,118
Operating expenses	2,063,362	1,966,939	1,341,315
Foreign exchange (gains) losses	(9,578)	22,504	(37,568)
(Gain) Loss on sale of subsidiary	(7,088)	—	666,423
Extinguishment of debt	—	5,592	—
Interest expense	209,763	205,215	134,106
Total expenses	$9,978,209	$8,399,895	$6,343,750
Income (loss) before income tax and income (loss) from operating affiliates	567,877	909,031	258,517
Income (loss) from operating affiliates	44,397	44,740	107,218
Gain on sale of operating affiliate	—	340,407	—
Provision (benefit) for income tax	42,129	(19,161)	96,897
Net income (loss)	$570,145	$1,313,339	$268,838
Non-controlling interests	129,177	106,187	80,498
Net income (loss) attributable to common shareholders	$440,968	$1,207,152	$188,340
Weighted average common shares and common share equivalents outstanding, in thousands – basic	278,957	286,194	267,103
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	282,758	290,999	271,527
Earnings (loss) per common share and common share equivalent – basic	$1.58	$4.22	$0.71
Earnings (loss) per common share and common share equivalent – diluted	$1.56	$4.15	$0.69

See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	2016	2015	2014
Net income (loss) attributable to common shareholders	$440,968	$1,207,152	$188,340
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(72,638)	(530,030)	434,051
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	—	424,861
Change in adjustments related to future policy benefit reserves, net of tax	62,295	170,688	(400,456)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(4,502)	(421,604)	274,083
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(57,820)	(6,074)	35,143
Change in OTTI losses recognized in other comprehensive income, net of tax	6,550	18,545	13,143
Change in underfunded pension liability, net of tax	(246)	(3,852)	(7,550)
Change in value of cash flow hedge	(182)	(200)	255
Foreign currency translation adjustments, net of tax	95,473	(25,315)	(25,729)
Comprehensive income (loss)	$469,898	$409,310	$936,141
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	2016	2015	2014
Common Shares:
Balance – beginning of year	$2,947	$2,552	$2,783
Issuance of common shares	16	515	12
Buybacks of common shares	(302)	(125)	(247)
Exercise of stock options	8	5	4
Balance – end of year	$2,669	$2,947	$2,552
Additional Paid in Capital:
Balance – beginning of year	$8,910,167	$7,359,102	$7,994,100
Issuance of common shares	31	1,851,046	27
Buybacks of common shares	(912,282)	(370,395)	(708,993)
Exercise of stock options	9,845	9,972	6,363
Share-based compensation expense	60,742	60,442	67,605
Balance – end of year	$8,068,503	$8,910,167	$7,359,102
Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$686,616	$1,484,458	$736,657
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	(72,638)	(530,030)	434,051
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	—	—	424,861
Change in adjustments related to future policy benefit reserves, net of tax	62,295	170,688	(400,456)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(4,502)	(421,604)	274,083
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(57,820)	(6,074)	35,143
Change in OTTI losses recognized in other comprehensive income, net of tax	6,550	18,545	13,143
Change in underfunded pension liability, net of tax	(246)	(3,852)	(7,550)
Change in value of cash flow hedge	(182)	(200)	255
Foreign currency translation adjustments, net of tax	95,473	(25,315)	(25,729)
Balance – end of year	$715,546	$686,616	$1,484,458
Retained Earnings (Deficit):
Balance – beginning of year	$2,077,349	$1,187,639	$1,264,093
Net income (loss) attributable to common shareholders	440,968	1,207,152	188,340
Dividends on common shares	(224,411)	(211,814)	(172,081)
Buybacks of common shares	(138,466)	(98,451)	(92,713)
Share-based compensation	$(3,646)	$(7,177)	$—
Balance – end of year	$2,151,794	$2,077,349	$1,187,639
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,977,384	$1,402,015	$1,351,665
Non-controlling interests – contributions	47,524	23,610	48,261
Non-controlling interests – distributions	(9,028)	(19,001)	(1,666)
Non-controlling interests - acquired	—	562,285	—
Non-controlling interests	7,309	7,466	3,755
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(1,022)	1,009	—
Balance – end of year	$2,022,167	$1,977,384	$1,402,015
Total Shareholders’ Equity	$12,960,679	$13,654,463	$11,435,766
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$570,145	$1,313,339	$268,838
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading	(372,138)	(202,178)	(107,462)
Net realized and unrealized (gains) losses on derivative instruments	(2,521)	(53,123)	(29,886)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	540,090	151,691	488,222
Amortization of premiums (discounts) on fixed maturities	193,482	194,824	153,849
(Income) loss from investment fund and operating affiliates	(67,802)	(46,072)	(129,915)
Loss (gain) on sale of subsidiaries	(7,088)	—	666,423
Gain on sale of ARX Holding Corp.	—	(340,407)	—
Share-based compensation	81,001	74,431	81,287
Depreciation and amortization	118,063	92,313	56,118
Accretion of deposit liabilities	43,984	43,633	11,195
Changes in:
Unpaid losses and loss expenses	1,073,313	(211,831)	(427,528)
Future policy benefit reserves	(162,096)	(278,818)	(229,204)
Funds withheld on GreyCastle life retrocession arrangements, net	(223,516)	(210,943)	(218,144)
Unearned premiums	436,106	(528,214)	253,396
Premiums receivable	(1,084,432)	156,168	15,248
Unpaid losses and loss expenses recoverable	(360,223)	(439,548)	(44,688)
Ceded unearned premiums	70,529	237,017	(191,242)
Reinsurance balances receivable	(174,126)	2,319	(17,736)
Deferred acquisition costs and value of business acquired	(62,926)	126,455	303,998
Reinsurance balances payable	398,738	229,205	160,916
Deferred tax asset – net	(41,641)	(47,924)	(33,735)
Derivatives	119,038	185,300	42,187
Other assets	(26,673)	17,054	33,344
Other liabilities	(78,422)	123,897	(147,744)
Other	(65,548)	26,968	5,447
Total adjustments	$345,192	$(697,783)	$694,346
Net cash provided by (used in) operating activities	$915,337	$615,556	$963,184
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$12,757,580	$16,868,228	$4,896,112
Proceeds from redemption of fixed maturities and short-term investments	3,847,709	3,751,174	3,601,793
Proceeds from sale of equity securities	848,779	664,735	571,410
Purchases of fixed maturities and short-term investments	(15,457,689)	(19,718,064)	(7,158,258)
Purchases of equity securities	(1,103,447)	(567,334)	(445,504)
Proceeds from sale of affiliates	397,091	748,575	240,785
Purchases of affiliates	(681,385)	(280,856)	(371,226)
Purchase of subsidiaries, net of acquired cash	(92,893)	(1,020,015)	—
Proceeds from sale of subsidiaries, net of cash sold	22,998	—	570,000
Change in restricted cash	1,488	(154,992)	—
Other, net	197,536	(155,019)	(193,491)
Net cash provided by (used in) investing activities	$737,767	$136,432	$1,711,621

XL GROUP LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	2016	2015	2014
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$9,854	$9,976	$6,367
Buybacks of common shares	(1,051,050)	(468,971)	(801,953)
Dividends paid on common shares	(222,761)	(208,516)	(169,620)
Distributions to non-controlling interests	(130,447)	(117,683)	(78,465)
Contributions from non-controlling interests	47,524	23,610	48,261
Proceeds from issuance of debt	—	980,600	—
Repayment of debt	(8,248)	(87,447)	(600,000)
Deposit liabilities	(69,482)	(84,758)	(268,298)
Net cash provided by (used in) financing activities	$(1,424,610)	$46,811	$(1,863,708)
Effects of exchange rate changes on foreign currency cash	(57,742)	(64,377)	(90,115)
Increase (decrease) in cash and cash equivalents	$170,752	$734,422	$720,982
Cash and cash equivalents – beginning of period	3,256,236	2,521,814	1,800,832
Cash and cash equivalents – end of period	$3,426,988	$3,256,236	$2,521,814

Net taxes paid	$81,662	$96,886	$20,168
Interest paid on notes payable and debt	$138,025	$115,598	$121,285
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
XL Group Ltd, a Bermuda exempted company ("XL-Bermuda"), through its operating subsidiaries, is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis.
XL-Bermuda and its various subsidiaries operate globally in 29 countries, through the Company's two business segments: Insurance and Reinsurance. These segments are further discussed in Note 3, "Segment Information."
On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL-Bermuda completed a scheme of arrangement under Irish law (the "Scheme of Arrangement") that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL-Bermuda and XL-Ireland becoming a subsidiary of XL-Bermuda. In accordance with the terms of the Scheme of Arrangement, the following steps simultaneously occurred at the effective time of the Redomestication: (i) all of the existing XL-Ireland ordinary shares, par value $0.01 per share (the "XL-Ireland shares") (other than XL-Ireland shares held by XL-Bermuda) were canceled; (ii) the reserves created on cancellation of the XL-Ireland shares were used to issue XL-Ireland shares to XL-Bermuda; and (iii) in return for such issuance of XL-Ireland shares to XL-Bermuda, XL-Bermuda issued common shares, par value $0.01 per share (the "XL-Bermuda shares"). The XL-Bermuda shares issued in connection with the redomestication were issued in reliance upon an exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act") provided under Section 3(a)(10) of the Securities Act. Upon the Redomestication, XL-Bermuda became the successor issuer to XL-Ireland and succeeded XL-Ireland’s obligation to file reports, proxy statements and other information required of domestic registrants by the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the U.S. Securities and Exchange Commission (the “SEC”).  As the successor issuer, the XL-Bermuda shares were deemed to be registered under Section 12(b) of the Exchange Act. Further, XL-Bermuda is subject to the applicable listing standards of the New York Stock Exchange ("NYSE"), and reports its financial results in U.S. dollars and under U.S. generally accepted accounting principles, in addition to any reporting requirements under Bermuda law. XL-Bermuda's shares continue in place of the XL-Ireland shares to trade on the NYSE under the ticker symbol "XL". Additionally, upon completion of the Redomestication, XL-Bermuda fully and unconditionally guaranteed the majority of the outstanding debt issued by XLIT Ltd., an exempted company incorporated under the laws of the Cayman Islands ("XL-Cayman"). See Note 14, "Notes Payable and Debt and Financing Arrangements," for more information regarding our outstanding debt.
In connection with the Redomestication, on August 3, 2016, XL-Ireland distributed the ordinary shares of XL-Cayman, to XL-Bermuda (the “Distribution”), which was recorded on the share register of XL-Cayman on August 4, 2016. As a result of the Distribution, XL-Cayman is now a direct, wholly-owned subsidiary of XL-Bermuda. It is anticipated that XL-Ireland will be liquidated (via a solvent members voluntary liquidation which was initiated on August 2, 2016) in 2017.
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
On May 1, 2015, the Company completed its acquisition (the "Catlin Acquisition") of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. See Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," for additional information with respect to the acquisition of Catlin.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
(b) Fair Value Measurements
Financial Instruments Subject to Fair Value Measurements
Accounting guidance over fair value measurements requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the "exit price"). Instruments that the Company owns ("long positions") are marked to bid prices and instruments that the Company has sold but not yet purchased ("short positions") are marked to offer prices. Fair value measurements are not adjusted for transaction costs.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

using such techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.
(c) Investments
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
It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market-corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing services. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed income securities for which they provide a price. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, customer feedback through a price challenge process and industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify "buckets" of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.
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
Equity securities include investments in open-end mutual funds and shares of publicly traded hedge funds. The fair value of equity securities is based upon quoted market values (Level 1), or monthly net asset value statements provided by the investment managers upon which subscriptions and redemptions can be executed (Level 2).
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity are earned when received and reflected in net investment income.
Investments - Trading
Investments for which the Company has elected the fair value option are classified as "trading". Trading securities are carried at fair value. All trading securities are held in support of the GreyCastle Life Retro Arrangements as defined in Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." Thus, changes in the fair value of trading securities are included in "Net unrealized gains (losses) on investments, trading securities - Life Funds Withheld Assets," and interest and dividend income from trading securities are included as a component of "Net investment income - Life Funds Withheld Assets".
Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis
Designated investments that support the GreyCastle Life Retro Arrangements, which were written on a funds withheld basis ("Life Funds Withheld Assets") and entered into in connection with the sale of our life reinsurance subsidiary, are classified as either available for sale or trading. Investment results for these assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement that is accounted for as a derivative.
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
The Company generally records its hedge fund and private investment fund affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. Significant influence is considered on a case-by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measured investments under GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.
Other Investments
Contained within this asset class are equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. Also included within other investments are structured transactions, which are carried at amortized cost.
Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager, the general partner or the respective entity, recent financial information, available market data and, in certain cases, management judgment, if required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers; accordingly, these investments are generally classified as Level 2. Investments for which fair value is estimated using net asset value per share as a practical expedient are excluded from the fair value hierarchy. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in "Accumulated other comprehensive income (loss)." Any unrealized loss in value considered by management to be other-than-temporary is charged to income in the period in which it is determined.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
The Company has historically participated in structured transactions. These have included providing cash loans supporting project finance transactions, and providing liquidity facility financing to structured project deals. The Company also invested in a payment obligation with an insurance company. The Company's policy is to value such transactions at amortized cost. For further details see Note 8, "Fair Value Measurements" and Note 6, "Other Investments."
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
The Company enters into ceded reinsurance agreements with other companies in the normal course of business. All premium and loss-related balances related to reinsurance agreements are reported on a gross basis within our consolidated balance sheets, with the exception of the GreyCastle Life Retro Arrangements, which were written on a funds withheld basis. The future policy benefit reserves recoverable related to these retrocession arrangements are netted against the funds withheld liability owing to the counterparty on the consolidated balance sheets due to the contractual right of offset.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

During the year ended December 31, 2014, the Company recorded $20 million, net of tax, to premiums earned and associated tax accruals, related to reinstatement premiums due under assumed reinsurance contracts arising from unpaid losses and loss expenses reported in a prior period. We evaluated the quantitative and qualitative aspects of this correction and concluded that the impact of recognizing it during the third quarter of 2014 was not material to the consolidated financial statements, nor was it material to previously issued consolidated financial statements in prior periods.
(f) Fee Income and Other
Fee income and other includes fees received for insurance and product structuring services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.
(g) Other-Than-Temporary Impairments ("OTTI") of Available for Sale Securities
The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. The primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset-backed and mortgage-backed securities be recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.
With respect to equity securities and other investments carried at fair value, we generally impair a security if its fair value is 50% or lower than its amortized cost or if the security is in a loss position for 11 or more consecutive months.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
(h) Derivative Instruments
The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value. Except for the embedded derivative associated with the GreyCastle Life Retro Arrangements discussed above within (c) "Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis," the changes in fair value of derivatives are shown in the consolidated statements of income as "net realized and unrealized gains and losses on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is discussed below. Changes in the fair value of derivatives may create volatility in the Company’s results of operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the consolidated balance sheets for derivative instruments executed with the same counterparty under the same netting arrangement to the extent that the Company intends to settle the amounts on a net basis.
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
Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs that are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its non-hedging derivatives activities in three main areas: investment related derivatives, credit derivatives and other non-investment related derivatives.
The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as: a hedge of the fair value of a recognized asset or liability ("fair value" hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability ("cash flow" hedge); or a hedge of a net investment in a foreign operation. Alternatively, the Company may not designate any hedging relationship for a derivative contract.
Fair Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings (through "net realized and unrealized gains and losses on derivative instruments") with any differences between the net change in fair

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company-issued debt, which are recorded in interest expense. The Company may designate fair value hedging relationships where interest rate swaps are used to hedge the changes in the fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.
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
(i) Cash and Cash Equivalents
Cash Equivalents
Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased. Bank deposits are not considered to be fair value measurements and as such are not subject to the authoritative guidance on fair value measurement disclosures. Money market funds are classified as Level 1, as these instruments are considered actively traded; however, certificates of deposit are classified as Level 2.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Restricted Cash
Restricted cash represents cash and cash equivalents that the Company is a) holding for the benefit of a third party and is legally or contractually restricted as to withdrawal or usage for general corporate purposes; and b) not replaceable by another type of asset other than cash or cash equivalents, under the terms of the Company's contractual arrangements with such third parties. Restricted cash includes cash and cash equivalents held pursuant to the terms of the Company's contractual obligations relating to the transaction described in Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary."
(j) Foreign Currency Translation
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year-end exchange rates. Revenue and expenses of such foreign operations are translated at monthly average exchange rates during the year. The net effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are included in "accumulated other comprehensive income (loss)."
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
(k) Goodwill, Intangibles and Other Long-Lived Assets
The Company has recorded goodwill in connection with various acquisitions in the current and prior years. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with GAAP, the Company tests goodwill for potential impairment annually as of June 30, and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. The Company has organized its goodwill into two reporting units, reflecting its two segments.
The Company’s indefinite-lived intangible assets consist primarily of Lloyd's syndicate capacity plus acquired insurance and reinsurance licenses. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. In accordance with GAAP, the Company tests non-amortized intangible assets for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying value of a non-amortized intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings.
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
A VIE must be consolidated by its primary beneficiary, which is the variable interest holder that is determined to have the controlling financial interest in the entity. This is the entity that has both: a) the power to direct the VIE’s activities that most significantly impact its economic performance, and b) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to it. Refer to Note 16, "Variable Interest Entities," for further discussion of the Company’s interests in VIEs.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(m) Non-controlling Interests
Non-controlling shareholders' interests are presented separately in the Company's Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity as required under GAAP. The net loss (income) attributable to non-controlling interests is presented separately in the Company's Consolidated Statements of Comprehensive Income. Refer to Note 16, "Variable Interest Entities," and Note 19, "Share Capital," for further discussion of non-controlling interests in the Company.
(n) Losses and Loss Expenses
Unpaid losses and loss expenses include reserves for reported unpaid losses and loss expenses and for losses incurred but not reported. The reserve for reported unpaid losses and loss expenses for the Company’s property and casualty ("P&C") operations is established by management based on claims reported from insureds or amounts reported from ceding companies, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(q) Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and taxable income in prior years that may be available for carryback. A valuation allowance will be established for any portion of a deferred tax asset that we believe will not be realized, and the impact will be included in the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two- step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the tax authority.
The Company recognizes interest and penalties on underpaid tax as a component of income tax expense.
The Company’s investment income is allocated to applicable branch operations and is taxable in certain jurisdictions. The method of allocating this income may be different for tax reporting as compared to GAAP. The Company records the tax effects of this allocation entirely through operations.
(r) Stock Plans
At December 31, 2016, the Company had several stock-based performance incentive programs, which are described more fully in Note 19, "Share Capital." Stock-based compensation issued under these plans generally has a life of not longer than ten years and vests as set forth at the time of grant. Awards generally vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.
Share-based payments to employees classified as equity awards, including grants of employee stock options, are recognized in the financial statements over the vesting period based on their grant date fair values. Share-based payments to employees classified as liability awards, including grants of restricted cash units, are recognized in the financial statements over the vesting period based on their fair values which are remeasured each reporting period until the awards are settled.
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
(s) Per Share Data
Basic earnings per common share is based on weighted average common shares outstanding excluding any dilutive effects of potential share issuances under share-based compensation awards. Diluted earnings per common share assumes the exercise of all dilutive share-based compensation awards has occurred.
(t) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2016
ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning the evaluation of an entity's ability to continue as a going concern. Under this new guidance, in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due. When

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that it is probable that the plans will be implemented, and if implemented, it is probable that the plans will be effective. If conditions or events raise substantial doubt, the entity should disclose the conditions or events, management's evaluation of their significance in relation to the ability to meet its obligations, and management's plans to mitigate the conditions or events along with whether substantial doubt has been alleviated. The Company adopted this guidance in 2016. There was no impact on its financial condition, results of operations, or cash flows, nor were any additional disclosures required.
ASU 2015-02 Amendments to the Consolidation Analysis
In February 2015, the FASB issued an accounting standards update concerning consolidation of certain legal entities. Under this new guidance, all legal entities are required to evaluate whether they should consolidate certain legal entities. The guidance: (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for certain reporting entities. Upon adoption of the new guidance, differing requirements for performing a consolidation analysis under existing GAAP will be eliminated, and all reporting entities will now fall within the scope of the Accounting Standards Codification Subtopic 810-10, Consolidation-Overall, unless a specific exception applies. Under this Subtopic, there are only two primary models for determining whether consolidation is appropriately a voting interest entity model, and a variable interest entity model. The Company adopted this guidance in 2016. There was no impact on its financial condition, results of operations, or cash flows. The disclosure in Item 8, Note 16, "Variable Interest Entities," was updated as a result of the adoption of this update.
ASU 2015-07 Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB issued an accounting standards update concerning investments for which management estimates fair value using net asset value per share (or its equivalent) as a practical expedient. Under the guidance, such investments will no longer be reported within the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The Company adopted this guidance in 2016. As this guidance is disclosure related only, there was no impact on the Company's financial condition, results of operations, or cash flows. The disclosures in Item 8, Note 8, "Fair Value Measurements," were updated as a result of the adoption of this update.
ASU 2015-09 Disclosures about Short-Duration Contracts
In May 2015, the FASB issued an accounting standards update concerning the annual disclosure regarding the liability for unpaid claims and claims adjustment expenses for insurance entities. The guidance requires: (1) incurred and paid claims development information by accident year, on a net basis after reinsurance, for the number of years for which claims incurred typically remain outstanding, including the most recent reporting period, which need not exceed 10 years; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) for each accident year for which incurred claims development information is presented, the total of incurred but not reported ("IBNR") liabilities plus expected development on reported claims included in the liability for unpaid claims and claims adjustment expenses, accompanied by a description of reserving methodologies; (4) for each accident year for which incurred claims development information is presented, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information; and (5) for all claims, the average annual percentage payout of incurred claims by age for the same number of accident years as the disclosure for IBNR. The guidance recommends that insurance entities aggregate or disaggregate those disclosures so that useful information is not obscured by either the inclusion of a large amount of insignificant detail or the aggregation of items that have significantly different characteristics. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claims adjustment expenses. Additional disclosures about liabilities for unpaid claims and claim adjustment

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

expenses reported at present value include: (1) for each period presented in the statement of financial position, the aggregate amount of discount for the time value of money deducted to derive the liability for unpaid claims and claim adjustment expenses; (2) for each period presented in the statement of income, the amount of interest accretion recognized; and (3) the line items in the statement of income in which interest accretion is classified. The Company adopted this guidance in 2016. There was no impact on its financial condition, results of operations, or cash flows. The additional disclosures required by this update have been included in Item 8, Note 10, "Losses and Loss Expenses."
ASU 2016-07 Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued an accounting standards update concerning the accounting for equity method investments. The amendments in this update require an investor to increase its current basis in an investment by the cost of the acquisition of an additional interest in the investee when the investment qualifies for use of the equity method as a result of such increase in the level of ownership interest or degree of influence and adopt the equity method of accounting as of that date. Additionally, if the investment was previously accounted for as an available-for-sale ("AFS") security, an entity also should immediately recognize through earnings the unrealized holding gain or loss in AOCI as of that date. Thus, this new treatment is eliminating existing GAAP rules requiring retroactive adjustment of an entity’s investments, results of operations and retained earnings when an existing investment qualifies for the equity method of accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, applied prospectively upon its effective date. However, the Company elected to early adopt this guidance during the third quarter of 2016, as was permitted under the standard's transition rules, and recognized approximately $33.5 million in 2016 earnings as a result of the adoption.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued an accounting standards update concerning the accounting for financial instruments. The guidance retains the basic existing framework for accounting for financial instruments under GAAP, while achieving limited convergence with IFRS in this area. The guidance: (1) requires equity investments (except consolidated entities and those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for non-public business entities; (4) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial statements; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of asset in the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted at the beginning of the fiscal year of adoption only, and should be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except the amendments related to impairment of equity securities without readily determinable fair values. The Company is currently evaluating the impact of this guidance, but expects that it will have an effect on results of operations as mark to market movements will prospectively impact net income. It is not expected to have a material impact on the Company's financial condition or cash flows.
ASU 2016-02 Leases
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
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
ASU 2016-13 Measurement of Credit Loss on Financial Instruments
In June 2016, the FASB issued an accounting standards update concerning the measurement of credit losses on financial instruments. The amendments in this update affect the measurement of various financial assets, including loans, debt securities, trade receivables, reinsurance receivables and net investments in leases. For assets measured at amortized cost, the amendments in this update require presentation at the net amount expected to be collected. This results in an allowance for all expected credit losses over an asset’s entire life, with no threshold for recognition. This allowance should be maintained in a valuation account that is deducted from the amortized cost of the asset to result in the net amount for presentation purposes. Credit loss allowances for newly created financial assets and subsequent movements in these allowances will be recognized in the income statement, except for the initial credit losses on assets that are purchased in an already credit-impaired state, which will be added to the purchase price of such assets. For AFS debt securities, credit losses should also be recorded through an allowance. The allowance for credit losses is restricted to the difference between the fair value and amortized cost of the relevant asset. The guidance will be effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The updates should be adopted in a modified-retrospective approach, by means of a cumulative-effect adjustment to retained earnings at the beginning of the first reporting period in which the guidance is effective. For securities with an existing other-than-temporary impairment or securities previously acquired with deteriorated quality the relevant provisions should be adopted

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

prospectively. The Company is currently evaluating the impact of this guidance and expects that it will have an impact on the Company’s financial position and results of operations, but not the Company’s cash flows.
ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standards update concerning the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update are intended to address areas where GAAP is unclear and diversity in practice exists. The following areas are covered in this update: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments following a business combination; (4) proceeds from settlement of insurance claims; (5) proceeds from settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separation of cash flows. The guidance will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts this update during an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to the period presented, unless it is impractical to do so. The Company is currently evaluating the impact of this guidance on our statement of cash flows and does not expect any material impact on the Company's financial position, or results of operations.
ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued an accounting standards update concerning the tax effects of intra-entity asset transfers within a group. The new guidance requires an entity to reflect the income tax consequences of an intra-entity transfer of an asset other than inventory when that transfer occurs. This is a departure from current GAAP, which prohibits recognition of tax on such transfers until the asset has been sold to an external party or otherwise realized. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which no financial statements (either interim or annual) have been issued or made available for issuance. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this guidance.
ASU 2016-17 Consolidation: Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued an accounting standards update concerning the evaluation of indirect interests held through related parties during the assessment of variable interest entities (“VIEs”). When identifying the primary beneficiary of a VIE, this update requires a reporting entity that acts as the single decision maker of that VIE to include, on a proportionate basis, those interests held through related parties under common control when assessing whether it holds a variable interest in that VIE. This is a change from previous GAAP, which required such indirect interests to be included in their entirety during this assessment. In the event that a reporting entity is not considered to be the primary beneficiary of the VIE following this assessment, the update does not change the requirement to assess whether the entity and its related parties under common control as a group possess the characteristics of a primary beneficiary. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. When adopted, the amendments in this update must be applied retrospectively to all periods since Accounting Standards Update 2015-02 was adopted, which for the Company was the first quarter of 2016. The Company is currently evaluating the impact of this guidance, but does not expect any material impact on the Company’s financial position, results of operations or cash flows.
ASU 2016-18 Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued an accounting standards update concerning the presentation of restricted cash within the statement of cash flows. Existing GAAP does not provide guidance on the presentation or classification of movements in restricted cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period to total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. When adopted, the guidance must be applied retrospectively to all periods presented. The Company is current evaluating the impact of this guidance on our statement of cash flows and does not expect any material impact on the Company's financial position or results of operations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an accounting standards update concerning impairment testing of goodwill. The main provision of this guidance removes the existing “Step 2” required under current testing procedures.  Under the existing Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the revised guidance, an entity‘s annual goodwill impairment review would include a “quantitative impairment test” in which it would compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value then the entity should record an impairment charge for this difference, limited to the total goodwill allocated to the reporting unit (an entity would still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary). The update should be applied on a prospective basis. Disclosure of the nature of and reason for the change in accounting principle is required upon transition. This guidance is effective for goodwill impairment testing performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance. The guidance will change the Company’s goodwill impairment procedures and may impact the Company’s financial position and results of operations, but only in the event of a goodwill impairment. There will be no impact on the statement of cash flows.
2. Acquisitions and Disposals
(a) Partial Sale of New Ocean Capital Management Limited
On October 11, 2016, Fundamental Insurance Investment Ltd. a wholly-owned subsidiary of the Company, completed a partial sale of its common and preference shares in New Ocean Capital Management Limited ("New Ocean Capital Management") with other investors to an unrelated investor.
Fundamental Insurance Investment Ltd. received $3.9 million in proceeds for the sale of 7.8% of common shares and 6.4% of preference shares. The Company recorded a pre-tax gain of $3.5 million as a result of this transaction.
(b) Sale of XL Life Insurance and Annuity Company ("XLLIAC")
On September 30, 2016, X.L. America, Inc. ("XL America") and XL Life and Annuity Holding Company ("XLLAHC"), both indirect wholly-owned subsidiaries of the Company, completed the previously announced sale of the Company's wholly-owned subsidiary XLLIAC to Mutual of Omaha Insurance Company ("Omaha") pursuant to the terms of the Stock Purchase Agreement with Omaha.
XL America and XLLAHC received a closing date payment of $20.9 million in proceeds from the transaction, which was based upon the fair market value of the entity's investment assets and insurance licenses. The Company recorded a pre-tax gain of $3.7 million as a result of this transaction.
(c)    Brooklyn Acquisition
On September 30, 2016, the Company's indirect, wholly-owned subsidiary, Catlin Holdings Limited, completed the acquisition ("Brooklyn Acquisition") of Brooklyn Underwriting Pty Limited and Brooklyn IT Pty Limited (collectively “Brooklyn”). Brooklyn is a specialty underwriting agency in Australia and Lloyd's-approved coverholder, serving brokers across Australia. The Company recorded definite-lived intangible assets of $22.9 million, which will be amortized over their estimated useful lives. See Note 9, "Goodwill and Other Intangible Assets," for further information.
(d)    Allied Acquisition
Overview
On February 1, 2016, the Company's indirect, wholly-owned subsidiary, XL Reinsurance America Inc. ("XLRA"), completed the acquisition ("Allied Acquisition") of Allied International Holdings, Inc. ("Allied"). Allied is the holding company of Allied Specialty Insurance, Inc. and T.H.E. Insurance Company, an insurer of the outdoor entertainment industry in the U.S.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
(e)     New Energy
On July 24, 2015, the Company purchased an additional 63.63% interest in New Energy Risk Inc. ("New Energy"), a provider of insurance risk management solutions within the alternative energy sector. A substantial portion of the additional shares was purchased directly from the family trusts of a Company employee who is responsible for managing the business generated by New Energy. Prior to the additional purchase, the Company held a 31.16% ownership interest in New Energy, which was accounted for as an equity method investment. The subsequent purchase raised the Company's ownership stake to 94.79%, which is deemed a controlling financial interest, and hence, the Company now consolidates New Energy. Subsequent to the additional purchase, the family trusts of the employee contributed their remaining 5.21% ownership interest in New Energy to XL Innovate Fund, LP ("XL Innovate Fund"), the entity that holds the Company's interest in New Energy, in partial satisfaction of the employee's aggregate 5.21% investment commitment to XL Innovate Fund. See Note 15, "Related Party Transactions," for further details of these transactions.
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
(f)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), XL-Ireland completed its acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin as contemplated by the Implementation Agreement, dated January 9, 2015 (the "Implementation Agreement"), by and among XL-Ireland, Green Holdings Limited, a wholly-owned subsidiary of the Company ("Green Holdings"), and Catlin.
Pursuant to the terms of the Implementation Agreement, the Catlin Acquisition was implemented by way of a scheme of arrangement (the "Scheme") under Section 99 of the Companies Act 1981 of Bermuda, as amended (the "Companies Act"), and sanctioned by the Supreme Court of Bermuda (the "Court"). Immediately after such Court action, Catlin was merged with and into Green Holdings under Section 104H of the Companies Act, with Green Holdings as the surviving company, pursuant to the terms of that certain Merger Agreement, dated January 9, 2015 (the "Merger Agreement"), among XL-Ireland, Green Holdings and Catlin. Pursuant to the terms of the Implementation Agreement, XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share ("XL Shares"), subject to the mix and match facility set forth in the Implementation Agreement. The XL Shares issued in connection with the Catlin Acquisition are listed on the New York Stock Exchange. The XL Shares issued in connection with the Catlin Acquisition were issued in reliance upon the exemption from registration under the the Securities Act, provided by Section 3(a)(10) of the Securities Act.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

XL-Ireland issued approximately 49.9 million XL Shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration pursuant to the terms of the Scheme.
The foregoing description of the Implementation Agreement and the Merger Agreement is qualified in its entirety by reference to the full text of the Implementation Agreement and Merger Agreement, which are included as exhibits to this Form 10-K.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

An explanation of the significant adjustments to the components of fair value are as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment are being amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force as of the Acquisition Date expire. The Company has included $186.7 million and $471.0 million in acquisition expenses related to the amortization of the value of business acquired during the years ended December 31, 2016 and 2015.

•	Intangible assets - Establish the estimated fair value of intangible assets related to Catlin. See Note 9, "Goodwill and Other Intangible Assets," for further information.

•	Other assets - Establish the estimated fair value of Catlin's internally developed software.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired include an increase to adjust the carrying value of Catlin's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment is being amortized to losses and loss adjustment expenses over approximately 20 years, based on the estimated payout pattern of net reserves as of the Acquisition Date.

•
Net deferred tax liabilities - The adjustment to deferred tax liabilities is related to the deferred tax impact of the adjustments to fair value as noted above. This net increase of deferred tax liabilities is explained further in "Income Taxes" below.

•
Non-controlling interest - The fair value was determined based on the last trade price of preferred shares issued by Catlin Insurance Company Limited ("Catlin-Bermuda"). See Note 19, "Share Capital," for further information.

Income Taxes
As noted above, during the measurement period within 2015, the Company recorded several tax-related adjustments. These adjustments resulted from analysis following the filing of Catlin's 2014 tax returns, and a refinement of the jurisdictional fair value allocations of certain assets and liabilities. Other assets decreased by $7.5 million, deferred tax liabilities decreased by $11.3 million, and other liabilities increased by $19.8 million as a result of these adjustments. The net impact was that Goodwill associated with the transaction increased by $15.9 million.
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
In order to align all U.S. regulated entities under XL America, XL America purchased 100% of the stock of Catlin Inc. from Catlin North America Holdings, Ltd, a U.K. holding company, on September 28, 2015. The transaction, which was contingent upon regulatory approval, resulted in a release of the $59.6 million valuation allowance previously held against the Catlin Inc. deferred tax asset as a benefit through the results of operations.
Transaction-related Costs
The Company incurred certain acquisition and financing costs associated with the Catlin Acquisition. The Company recorded $64.7 million of these costs in the year ended December 31, 2015, of which $50.2 million has been included in Operating Expense and $14.5 million has been included in Interest Expense.
Transaction costs included in Operating Expense for 2015 primarily consisted of due diligence, legal, advisory and investment banking costs. Transaction costs included in Interest Expense related to the maintenance of the Bridge Facility. Pursuant to the terms of the Implementation Agreement, Catlin was required to pay its own costs and expenses in relation to the negotiation, preparation, execution and implementation of the Catlin Acquisition. Costs incurred by Catlin were recorded and paid by Catlin prior to the Acquisition Date and are not included within the Company's consolidated statements of income and comprehensive income.
As a part of the integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2015	$16,127	$16,969	$818	$23,375	$57,289
Costs incurred in 2016	$57,098	$33,220	$30,236	$99,801	220,355
2016 payments	47,865	45,708	31,036	116,069	240,678
Liabilities at December 31, 2016	$25,360	$4,481	$18	$7,107	$36,966

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
Supplemental Pro Forma Information
The results of the acquired Catlin operations have been included in the Company's consolidated financial statements from the Acquisition Date to December 31, 2015. The following table presents unaudited pro forma consolidated information for the years ended December 31, 2015 and 2014 and assumes the Catlin Acquisition occurred on January 1, 2014. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2014, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed above, and the corresponding income tax effects. Non-recurring transaction related costs noted above have been included in the unaudited pro forma results for the years ended December 31, 2015 and 2014.

	Unaudited Pro Forma
(In thousands, except per share data)	2015	2014
Total revenues	$10,628,915	$10,938,216
Net income attributable to common shareholders	1,221,497	475,914
Earnings (loss) per common share and common share equivalent – basic	4.03	1.50
Earnings (loss) per common share and common share equivalent – diluted	3.97	1.48
(f)    Sale of Operating Affiliate
On April 1, 2015, XL Re Ltd ("XL Re", which in May 2016 amalgamated with XL Insurance (Bermuda) Ltd ("XLIB") to form a new entity, XL Bermuda Ltd), an indirect wholly-owned subsidiary of the Company, completed the sale of all of its shares in ARX Holding Corp. ("ARX") to The Progressive Corporation ("Progressive") pursuant to the terms of the Stock Purchase Agreement with Progressive. XL Re's shares in ARX represented approximately 40.6% of ARX's outstanding capital stock on a fully diluted basis at the time of the announcement. The carrying value of XL Re's shares in ARX was $220.2 million at the time of the sale.
XL Re received $560.6 million in proceeds from the transaction, which was based upon the consolidated tangible net book value of ARX and its subsidiaries as of December 31, 2014, and certain other factors. Thus, the Company recorded a gain of $340.4 million as a result of this transaction.
(g)    Sale of Life Reinsurance Subsidiary
The Company ceased writing new life reinsurance contracts in 2009 and since that time has been managing the run-off of its life reinsurance operations ("Run-Off Life Operations"). On May 30, 2014, we completed a transaction with GreyCastle Holdings Ltd ("GreyCastle") that resulted in the sale of our wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

("XLLR"), to GreyCastle (subsequent to the transaction, XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd ("GCLR")) and the retrocession of the majority of our life reinsurance business to GCLR through a 100% quota share reinsurance arrangement (the "GreyCastle Life Retro Arrangements"). The sale to GreyCastle was completed for $570 million in cash. The transaction included the retrocession of the majority of our life reinsurance business to GreyCastle through a 100% quota share reinsurance arrangement (the "GreyCastle Life Retro Arrangements"). This transaction covers a substantial portion of our life reinsurance reserves.
The Run-Off Life Operations business, including the business subject to the transaction, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, the Company no longer considers the Life operations to be a separate operating segment, and the results of the Run-Off Life Operations are reported within "Corporate and Other." See Note 3, "Segment Information" for further information. In addition, certain securities within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 4, "Investments," for further information.
All of the reclassified securities are held by the Company and managed pursuant to agreed upon investment guidelines and are used to support the GreyCastle Life Retro Arrangements on a funds withheld basis ("Life Funds Withheld Assets"). All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
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
See Note 7, "Derivative Instruments," for further discussion of the impacts of the GreyCastle Life Retro Arrangements and Note 11, "Future Policy Benefit Reserves," for a discussion of our future policy benefit reserves, the related future policy benefit reserves recoverable and information about the net funds withheld liability.
3. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction described in Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," the underwriting results of the acquired businesses from the Acquisition Date through December 31, 2016 are included in the Company's Insurance or Reinsurance segment, as appropriate.
The Company’s general investment and financing operations are reflected in "Corporate and Other." Subsequent to the transaction described in Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the run-off life operations not subject to the GreyCastle Life Retro Arrangements are also reported within "Corporate and Other."
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments, except as noted below. Investment assets related to the Company’s Run-Off Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment or in "Corporate and Other."

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following tables summarize the segment results for the indicated years ended December 31, 2016, 2015, and 2014:

Year Ended December 31, 2016 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$9,650,503	$3,975,106	$13,625,609	$265,315	$13,890,924
Net premiums written	6,715,969	3,514,667	10,230,636	12,047	10,242,683
Net premiums earned	6,651,495	3,114,392	9,765,887	12,047	9,777,934
Less: Net losses and loss expenses (2)	4,320,737	1,752,098	6,072,835	28,244	6,101,079
Less: Acquisition costs (2)	897,308	717,588	1,614,896	5,775	1,620,671
Less: Operating expenses (3)	1,224,233	283,270	1,507,503	1,356	1,508,859
Underwriting profit (loss)	$209,217	$361,436	$570,653	$(23,328)	$547,325
Net investment income - excluding Life Funds Withheld Assets (4)			586,658	31,726	618,384
Net investment income - Life Funds Withheld Assets				154,751	154,751
Net results from structured products (5)	8,495	5,785	14,280	—	14,280
Net fee income and other (6)	(18,506)	3,280	(15,226)	1,911	(13,315)
Loss (gain) on sale of subsidiary			—	(7,088)	(7,088)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			127,533	(14,844)	112,689
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets			(3)	259,452	259,449
Net realized and unrealized gains (losses) on derivative instruments			—	2,521	2,521
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(540,090)	(540,090)
Net income (loss) from investment fund affiliates and operating affiliates			—	115,155	115,155
Less: Exchange (gains) losses			—	(9,578)	(9,578)
Less: Corporate operating expenses			—	505,483	505,483
Contribution from P&C and Corporate and Other			1,283,895	(501,563)	782,332
Less: Interest expense (7)				170,058	170,058
Less: Non-controlling interests				129,177	129,177
Less: Income tax expense				42,129	42,129
Net income (loss) attributable to common shareholders					$440,968
Ratios – P&C operations: (8)
Loss and loss expense ratio	65.0%	56.3%	62.2%
Underwriting expense ratio	31.9%	32.1%	32.0%
Combined ratio	96.9%	88.4%	94.2%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $54.0 million and $39.7 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Year Ended December 31, 2015 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate & Other (1)	Total
Gross premiums written	$8,395,846	$2,273,163	$10,669,009	$309,916	$10,978,925
Net premiums written	5,859,934	2,028,890	7,888,824	62,239	7,951,063
Net premiums earned	5,648,482	2,515,702	8,164,184	62,241	8,226,425
Less: Net losses and loss expenses (2)	3,614,048	1,152,152	4,766,200	115,997	4,882,197
Less: Acquisition costs (2)	704,364	602,290	1,306,654	10,794	1,317,448
Less: Operating expenses (3)	1,154,760	283,379	1,438,139	1,232	1,439,371
Underwriting profit (loss)	$175,310	$477,881	$653,191	$(65,782)	$587,409
Net investment income - excluding Life Funds Withheld Assets (4)			583,871	40,569	624,440
Net investment income - Life Funds Withheld Assets				187,489	187,489
Net results from structured products (5)	12,185	5,806	17,991	—	17,991
Net fee income and other (6)	(16,936)	2,958	(13,978)	622	(13,356)
Net realized gains (losses) on investments			14,586	5,411	19,997
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	182,181	182,181
Net realized and unrealized gains (losses) on derivative instruments			—	53,123	53,123
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(151,691)	(151,691)
Net income (loss) from investment fund affiliates and operating affiliates			—	118,060	118,060
Gain on sale of operating affiliate				340,407	340,407
Less: Extinguishment of debt			—	5,592	5,592
Less: Exchange (gains) losses			—	22,504	22,504
Less: Corporate operating expenses			—	480,755	480,755
Contribution from P&C and Corporate and Other			1,255,661	201,538	1,457,199
Less: Interest expense (7)				163,021	163,021
Less: Non-controlling interests				106,187	106,187
Less: Income tax expense				(19,161)	(19,161)
Net income (loss) attributable to common shareholders					$1,207,152
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.0%	45.8%	58.4%
Underwriting expense ratio	32.9%	35.2%	33.6%
Combined ratio	96.9%	81.0%	92.0%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $60.4 million and $42.2 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Year Ended December 31, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,976,011	$1,785,479	$7,761,490	$333,436	$8,094,926
Net premiums written	4,134,151	1,633,058	5,767,209	177,632	5,944,841
Net premiums earned	4,026,713	1,690,725	5,717,438	177,632	5,895,070
Less: Net losses and loss expenses	2,543,108	715,285	3,258,393	242,963	3,501,356
Less: Acquisition costs	393,319	330,684	724,003	14,115	738,118
Less: Operating expenses (2)	865,592	193,404	1,058,996	10,693	1,069,689
Underwriting profit (loss)	$224,694	$451,352	$676,046	$(90,139)	$585,907
Net investment income (3)			574,458	146,558	721,016
Net investment income - Life Funds Withheld Assets				129,575	129,575
Net results from structured products (4)	43,710	10,499	54,209	—	54,209
Net fee income and other (5)	(10,051)	2,800	(7,251)	360	(6,891)
Loss (gain) on sale of subsidiary			—	666,423	666,423
Net realized gains (losses) on investments			119,366	3,625	122,991
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	(15,529)	(15,529)
Net realized and unrealized gains (losses) on derivative instruments			—	29,886	29,886
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(488,222)	(488,222)
Net income (loss) from investment fund affiliates and operating affiliates			—	203,034	203,034
Less: Exchange (gains) losses			—	(37,568)	(37,568)
Less: Corporate operating expenses			—	220,165	220,165
Contribution from P&C and Corporate and Other			1,416,828	(929,872)	486,956
Less: Interest expense (6)				121,221	121,221
Less: Non-controlling interests				80,498	80,498
Less: Income tax expense				96,897	96,897
Net income (loss) attributable to common shareholders					$188,340
Ratios – P&C operations: (7)
Loss and loss expense ratio	63.2%	42.3%	57.0%
Underwriting expense ratio	31.2%	31.0%	31.2%
Combined ratio	94.4%	73.3%	88.2%

____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's Run-Off Life Operations.

(2)	Operating expenses exclude Corporate operating expenses, shown separately.

(3)	Net investment income does not include net investment income related to the net results from structured products.

(4)	The net results from P&C structured products include net investment income and interest expense of $68.0 million and $12.9 million, respectively.

(5)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following tables summarize the Company’s net premiums earned by line of business:

Year Ended December 31, 2016 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$1,330,909	$163,157	$—	$1,494,066
Casualty	1,973,672	657,590	—	2,631,262
Property catastrophe	—	792,445	—	792,445
Property	1,625,133	1,021,626	—	2,646,759
Specialty	1,711,344	174,477	—	1,885,821
Other (1)	10,437	305,097	—	315,534
Total P&C Operations	$6,651,495	$3,114,392	$—	$9,765,887
Corporate and Other:
Run-off life operations - Annuity	—	—	1	1
Run-off life operations - Other life	—	—	12,046	12,046
Total Corporate and Other	$—	$—	$12,047	$12,047
Total	$6,651,495	$3,114,392	$12,047	$9,777,934
Year Ended December 31, 2015
P&C Operations:
Professional	$1,164,446	$168,367	$—	$1,332,813
Casualty	1,805,563	468,286	—	2,273,849
Property catastrophe	—	663,958	—	663,958
Property	1,257,383	869,286	—	2,126,669
Specialty	1,421,124	127,797	—	1,548,921
Other (1)	(34)	218,008	—	217,974
Total P&C Operations	$5,648,482	$2,515,702	$—	$8,164,184
Corporate and Other:
Run-off life operations - Annuity	$—	$—	$1	$1
Run-off life operations - Other life	—	—	62,240	62,240
Total Corporate and Other	$—	$—	$62,241	$62,241
Total	$5,648,482	$2,515,702	$62,241	$8,226,425
Year Ended December 31, 2014
P&C Operations:
Professional	$1,075,420	$181,223	$—	$1,256,643
Casualty	1,669,097	300,223	—	1,969,320
Property catastrophe	—	433,602	—	433,602
Property	544,856	555,583	—	1,100,439
Specialty	737,281	95,745	—	833,026
Other (1)	59	124,349	—	124,408
Total P&C Operations	$4,026,713	$1,690,725	$—	$5,717,438
Corporate and Other:
Run-off life operations - Annuity	$—	$—	$53,363	$53,363
Run-off life operations - Other life	—	—	124,269	124,269
Total Corporate and Other	$—	$—	$177,632	$177,632
Total	$4,026,713	$1,690,725	$177,632	$5,895,070
____________

(1)
Other within the Insurance segment includes surety, structured indemnity and certain other exited lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following table shows an analysis of the Company’s net premiums written by geographical location of the subsidiary where the premium is written for the years ended December 31:

(U.S. dollars in thousands)	2016	2015	2014
P&C Operations:
Bermuda	$1,267,613	$781,618	$636,109
United States	3,575,969	3,045,031	2,528,196
Europe	4,778,299	3,628,258	2,124,117
Other	608,755	433,917	478,787
Total P&C Operations	$10,230,636	$7,888,824	$5,767,209
Corporate and Other:
Bermuda	$12,194	$62,276	$91,979
Europe	(147)	(37)	85,653
Total Corporate and Other	$12,047	$62,239	$177,632
4. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in AOCI of the Company’s AFS investments at December 31, 2016 and 2015 were as follows:

		Included in AOCI
December 31, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported ("U.S. Government")	$3,874,038	$53,172	$(32,822)	$3,894,388	$—
Corporate - Financials	3,587,557	59,968	(25,235)	3,622,290	—
Corporate - Non Financials	6,468,200	138,114	(93,875)	6,512,439	(36)
Residential mortgage-backed securities - Agency ("RMBS – Agency")	4,213,845	49,913	(45,391)	4,218,367	—
Residential mortgage-backed securities - Non-Agency ("RMBS – Non-Agency")	265,877	21,132	(12,751)	274,258	(47,879)
Commercial mortgage-backed securities ("CMBS")	670,005	5,955	(10,774)	665,186	(1,191)
Collateralized debt obligations ("CDO")	379,532	498	(2,539)	377,491	(1,208)
Other asset-backed securities	872,903	12,697	(9,703)	875,897	(821)
U.S. States and political subdivisions of the States	2,399,490	86,041	(7,419)	2,478,112	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported ("Non-U.S. Government")	5,037,482	112,772	(120,122)	5,030,132	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$27,768,929	$540,262	$(360,631)	$27,948,560	$(51,135)
Total short-term investments - Excluding Life Funds Withheld Assets	626,142	227	(1,176)	625,193	—
Total equity securities - Excluding Life Funds Withheld Assets	996,610	48,931	(8,210)	1,037,331	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,391,681	$589,420	$(370,017)	$29,611,084	$(51,135)

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

		Included in AOCI
December 31, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,468	$2,109	$—	$10,577	$—
Corporate - Financials	376,018	63,249	—	439,267	—
Corporate - Non Financials	797,652	217,689	—	1,015,341	—
RMBS – Agency	470	143	—	613	—
RMBS – Non-Agency	19,121	2,646	—	21,767	—
CMBS	77,762	16,478	—	94,240	—
Other asset-backed securities	84,541	17,019	—	101,560	—
Non--U.S. Government	454,695	169,982	—	624,677	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,818,727	$489,315	$—	$2,308,042	$—
Total investments - AFS	$31,210,408	$1,078,735	$(370,017)	$31,919,126	$(51,135)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

December 31, 2015 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$5,047,621	$52,355	$(34,339)	$5,065,637	$—
Corporate - Financials	3,535,830	49,535	(23,456)	3,561,909	—
Corporate - Non Financials	6,867,525	130,568	(97,646)	6,900,447	—
RMBS – Agency	3,697,756	77,776	(17,561)	3,757,971	—
RMBS – Non-Agency	319,876	25,644	(16,980)	328,540	(54,200)
CMBS	401,713	7,933	(4,330)	405,316	(1,182)
CDOs	41,679	4	(9,273)	32,410	(1,208)
Other asset-backed securities	1,164,426	17,665	(13,519)	1,168,572	(1,144)
U.S. States and political subdivisions of the States	2,514,048	125,395	(7,373)	2,632,070	—
Non-U.S. Government	5,249,148	100,383	(97,917)	5,251,614	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,839,622	$587,258	$(322,394)	$29,104,486	$(57,734)
Total short-term investments - Excluding Life Funds Withheld Assets	$618,851	$967	$(2,428)	$617,390	$—
Total equity securities - Excluding Life Funds Withheld Assets	$834,079	$89,993	$(45,153)	$878,919	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,292,552	$678,218	$(369,975)	$30,600,795	$(57,734)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$10,721	$2,021	$—	$12,742	$—
Corporate - Financials	531,016	67,220	—	598,236	—
Corporate - Non Financials	1,132,926	175,702	—	1,308,628	—
RMBS – Agency	591	161	—	752	—
RMBS – Non-Agency	24,401	2,552	—	26,953	—
CMBS	107,968	14,513	—	122,481	—
Other asset-backed securities	132,674	17,121	—	149,795	—
Non-U.S. Government	737,735	195,781	—	933,516	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$2,678,032	$475,071	$—	$3,153,103	$—
Total investments - AFS	$32,970,584	$1,153,289	$(369,975)	$33,753,898	$(57,734)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The cost (amortized cost for fixed maturities and short-term investments) and fair value of trading investments at December 31, 2016 and 2015 were as follows:

December 31, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$14,361	$14,708
Corporate - Financials	450,990	468,175
Corporate - Non Financials	611,863	643,030
RMBS – Agency	835	852
RMBS – Non-Agency	101	109
CMBS	5,242	5,526
Other asset-backed securities	38,342	39,446
U.S. States and political subdivisions of the States	219	224
Non-U.S. Government	426,225	444,944
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,548,178	$1,617,014
Total short-term investments - Trading - Life Funds Withheld Assets	$9,536	$9,563
Total investments - Trading - Life Funds Withheld Assets	$1,557,714	$1,626,577

December 31, 2015 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$4,957	$4,990
Corporate - Financials	344,070	335,956
Corporate - Non Financials	509,441	493,621
RMBS – Agency	370	368
CMBS	4,874	4,803
Other asset-backed securities	26,405	25,700
Non-U.S. Government	373,492	370,261
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,263,609	$1,235,699
Total short-term investments - Trading - Life Funds Withheld Assets	$60,176	$60,330
Total investments - Trading - Life Funds Withheld Assets	$1,323,785	$1,296,029
At December 31, 2016 and 2015, approximately 2.4% and 2.0%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 4.1% and 14.7% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding Life Funds Withheld Assets, at December 31, 2016 and 2015, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS and Trading fixed income securities at December 31, 2016 and 2015 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$2,121,088	$2,135,262	$2,106,851	$2,104,106
Due after 1 through 5 years	12,400,798	12,463,844	14,051,494	14,143,461
Due after 5 through 10 years	5,509,194	5,531,402	5,680,830	5,740,954
Due after 10 years	1,335,687	1,406,853	1,374,997	1,423,156
	$21,366,767	$21,537,361	$23,214,172	$23,411,677

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
RMBS – Agency	$4,213,845	$4,218,367	$3,697,756	$3,757,971
RMBS – Non-Agency	265,877	274,258	319,876	328,540
CMBS	670,005	665,186	401,713	405,316
CDO	379,532	377,491	41,679	32,410
Other asset-backed securities	872,903	875,897	1,164,426	1,168,572
Total mortgage and asset-backed securities	$6,402,162	$6,411,199	$5,625,450	$5,692,809
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$27,768,929	$27,948,560	$28,839,622	$29,104,486
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$71,207	$80,749	$81,700	$92,921
Due after 1 through 5 years	289,710	318,605	386,810	416,743
Due after 5 through 10 years	274,727	324,759	491,621	558,805
Due after 10 years	1,001,189	1,365,749	1,452,267	1,784,653
	$1,636,833	$2,089,862	$2,412,398	$2,853,122
RMBS – Agency	$470	$613	$591	$752
RMBS – Non-Agency	19,121	21,767	24,401	26,953
CMBS	77,762	94,240	107,968	122,481
Other asset-backed securities	84,541	101,560	132,674	149,795
Total mortgage and asset-backed securities	$181,894	$218,180	$265,634	$299,981
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,818,727	$2,308,042	$2,678,032	$3,153,103
Total fixed maturities - AFS	$29,587,656	$30,256,602	$31,517,654	$32,257,589
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$59,138	$59,553	$4,573	$5,096
Due after 1 through 5 years	322,574	328,997	278,163	272,220
Due after 5 through 10 years	507,631	521,505	280,487	277,920
Due after 10 years	614,315	661,026	668,737	649,592
	$1,503,658	$1,571,081	$1,231,960	$1,204,828
RMBS – Agency	835	852	370	368
RMBS – Non-Agency	101	109	—	—
CMBS	5,242	5,526	4,874	4,803
Other asset-backed securities	38,342	39,446	26,405	25,700
Total mortgage and asset-backed securities	44,520	45,933	31,649	30,871
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,548,178	$1,617,014	$1,263,609	$1,235,699
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included in pledged assets are Life Funds Withheld Assets as noted in Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of December 31, 2016 and December 31, 2015, the Company had $17.1 billion and $18.3 billion in pledged assets, respectively.
Classification of Fixed Income Securities
On May 1, 2014, fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity ("HTM") to AFS in conjunction with the sale of XLLR as discussed in Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million, net of tax, as a reduction of

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 22, "Accumulated Other Comprehensive Income (Loss)," for further information.
All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities, as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, disclosures within the financial statements and accompanying notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities at December 31, 2016 and 2015 had been in a continual unrealized loss position:

December 31, 2016 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,456,685	$(30,640)	$43,873	$(2,237)
Corporate - Financials	1,111,700	(19,010)	59,091	(6,227)
Corporate - Non Financials	2,302,552	(62,584)	205,829	(31,368)
RMBS – Agency	2,456,028	(40,989)	136,014	(4,402)
RMBS – Non-Agency	3,517	(205)	166,796	(12,546)
CMBS	467,757	(9,470)	9,665	(1,304)
CDO	105,653	(58)	2,752	(2,481)
Other asset-backed securities	671,782	(3,830)	34,783	(5,960)
U.S. States and political subdivisions of the States	457,288	(6,983)	4,287	(437)
Non-U.S. Government	1,797,405	(75,596)	288,490	(45,480)
Total fixed maturities and short-term investments - AFS	$11,830,367	$(249,365)	$951,580	$(112,442)
Total equity securities	$130,487	$(8,210)	$—	$—

	Less than 12 months		Equal to or greater than 12 months
December 31, 2015 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$3,762,869	$(29,339)	$89,113	$(5,044)
Corporate – Financials	1,641,021	(13,280)	102,022	(10,192)
Corporate – Non Financials	3,275,270	(73,069)	227,527	(24,706)
RMBS – Agency	1,065,055	(10,046)	221,211	(7,515)
RMBS – Non-Agency	19,614	(1,104)	180,146	(15,876)
CMBS	118,605	(1,561)	78,651	(2,769)
CDOs	12,311	(516)	20,096	(8,757)
Other asset-backed securities	572,671	(5,252)	57,563	(8,268)
U.S. States and political subdivisions of the States	565,055	(6,609)	12,259	(765)
Non-U.S. Government	1,921,286	(53,440)	474,929	(46,714)
Total fixed maturities and short-term investments - AFS	$12,953,757	$(194,216)	$1,463,517	$(130,606)
Total equity securities	$356,742	$(45,153)	$—	$—
The Company had gross unrealized losses totaling $370.0 million on 3,037 securities out of a total of 8,495 held at December 31, 2016 in its AFS Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Investment Income
Net investment income for the years ended December 31 is derived from the following sources:

(U.S. dollars in thousands)	2016	2015	2014
Fixed maturities, short term investments and cash equivalents - Excluding Life Funds Withheld Assets	$713,237	$726,161	$809,964
Fixed maturities, short term investments and cash equivalents - Life Funds Withheld Assets	154,751	187,489	129,575
Equity securities and other investments	34,620	28,200	42,252
Interest on funds withheld	10,276	10,835	14,583
Total gross investment income	$912,884	$952,685	$996,374
Investment expenses	(85,751)	(80,315)	(77,749)
Total net investment income	$827,133	$872,370	$918,625
(d) Net Realized and Unrealized Gains (Losses)
The following represents an analysis of net realized gains (losses), the change in unrealized gains (losses) on trading securities and net realized and unrealized gains (losses) on investment related derivative instruments for the years ended December 31:

(U.S. dollars in thousands)	2016	2015	2014
Fixed maturities, short term investments, cash and cash equivalents - Excluding Life Funds Withheld Assets:
Gross realized gains	$192,119	$187,523	$119,817
Gross realized losses on investments sold	(151,013)	(134,441)	(66,892)
OTTI on investments, net of amounts transferred to other comprehensive income	(48,432)	(54,346)	(12,341)
Net realized gains (losses)	$(7,326)	$(1,264)	$40,584
Equity securities:
Gross realized gains	$140,864	$79,556	$96,260
Gross realized losses on investments sold	(11,882)	(49,223)	(12,270)
OTTI on investments, net of amounts transferred to other comprehensive income	(30,126)	(15,954)	(10,944)
Net realized gains (losses)	$98,856	$14,379	$73,046
Other investments:
Gross realized gains	$37,596	$39,198	$31,830
Gross realized losses on investments sold	(16,437)	(19,656)	(10,011)
OTTI on investments, net of amounts transferred to other comprehensive income	—	(12,660)	(12,458)
Net realized gains (losses)	$21,159	$6,882	$9,361
Net realized gains (losses) on investments - Excluding Life Funds Withheld Assets	$112,689	$19,997	$122,991
Fixed maturities, short term investments, cash and cash equivalents - Life Funds Withheld Assets:
Gross realized gains	$185,487	$259,798	$7,926
Gross realized losses on investments sold	(32,898)	(36,526)	(2,859)
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	109,458	(27,734)	(9)
OTTI on investments, net of amounts transferred to other comprehensive income	(2,598)	(13,357)	(20,587)
Net realized gains (losses) on investments - Life Funds Withheld Assets	$259,449	$182,181	$(15,529)
Net realized gains (losses) on investments	$372,138	$202,178	$107,462
Net realized and unrealized gains (losses) on investment related derivative instruments	$2,521	$(8,616)	$20,121
Net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments	$374,659	$193,562	$127,583

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	2016	2015	2014
Change in unrealized gains (losses):
Fixed maturities – AFS - Excluding Life Funds Withheld Assets	$(84,721)	$(486,140)	$360,463
Fixed maturities - AFS - Life Funds Withheld Assets	14,244	(405,155)	880,226
Fixed maturities – HTM	—	—	(272,540)
Equity securities	(4,119)	(59,619)	(32,577)
Other investments	(63,096)	(6,072)	35,143
Net change in unrealized gains (losses) on investments	$(137,692)	$(956,986)	$970,715
Total net realized gains (losses) on investments, net realized and unrealized gains (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$236,967	$(763,424)	$1,098,298
The components of OTTI charges of $78.6 million for the year ended December 31, 2016, compared to $83.0 million and $35.7 million for the years ended December 31, 2015 and December 31, 2014, respectively, as defined in Note 1(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale," for investments excluding Life Funds Withheld Assets were:

▪
$29.3 million related to investments that we no longer intend to hold for a period sufficient to recover their fair value to cost, compared to $29.4 million and $3.7 million for the years ended December 31, 2015 and December 31, 2014, respectively.

▪
$16.4 million related to equity investments that were in a loss position for more than 11 months or impaired by more than 50%, compared to $20.0 million and $10.9 million for the years ended December 31, 2015 and December 31, 2014, respectively.

▪
$3.0 million for structured securities where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities. The charges for the years ended December 31, 2015 and December 31, 2014 were $1.3 million and $4.3 million, respectively.

▪	Nil related to other investments, compared to $8.7 million and $12.5 million for the years ended December 31, 2015 and December 31, 2014, respectively.

▪	$29.9 million related to foreign exchange losses, compared to $23.6 million and $4.3 million for the years ended December 31, 2015 and December 31, 2014, respectively.
The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in OCI, held by the Company as of years ended December 31, 2016 and 2015 and the corresponding changes in such amounts.

Credit Loss Impairments (U.S. dollars in thousands)	2016	2015
Opening balance at beginning of indicated period	$73,469	$131,942
Credit loss impairment recognized in the current period on securities not previously impaired	12,867	9,698
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18,178)	(54,648)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	(2,629)
Additional credit loss impairments recognized in the current period on securities previously impaired	2,233	2,230
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8,796)	(13,124)
Closing balance at end of indicated period	$61,595	$73,469

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

5. Investments in Affiliates
Investments in affiliates comprised the following at December 31, 2016 and 2015. See Note 1(c), "Significant Accounting Policies - Total Investments - Investments in Affiliates," for a description of our accounting policy for these assets:

(U.S. dollars in thousands)	2016	2015
Investment fund affiliates	$1,674,925	$1,386,837
Operating affiliates	502,720	322,062
Total investment affiliates	$2,177,645	$1,708,899
(a) Investment Fund Affiliates
The Company has invested in certain hedge funds, including funds managed by certain of its investment manager affiliates, and in certain private equity and private credit funds (collectively, "private investment funds") that are accounted for under the equity method due to our ownership percentages in the limited partnerships, LLCs or other similar investment vehicles that form the funds. Collectively, these investments in hedge funds and private investment funds are classified as "investment fund affiliates." At December 31, 2016 and 2015, the hedge fund portfolio, accounted for as hedge fund affiliates, employed four strategies.
The Company’s equity investment in investment fund affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee on a combined basis (shown as "Combined Funds") are included below:

(U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership
				Total Net Assets (Estimated) (1)
Year Ended December 31, 2016
Hedge Funds:
Arbitrage	$165,633	$965	12.3%	$1,343,655
Directional	672,934	1,480	7.4%	9,039,159
Event Driven (2)	297,836	9,676	2.6%	11,341,870
Multi-Style	180,972	29,549	3.3%	5,557,296
Total hedge funds	$1,317,375	$41,670	4.8%	$27,281,980
Private Investment Funds:	357,550	29,088	10.8%	3,318,073
Total Investment Fund Affiliates	$1,674,925	$70,758	5.5%	$30,600,053
Year Ended December 31, 2015
Hedge Funds:
Arbitrage	$190,016	$612	8.6%	$2,202,112
Directional	551,262	31,012	7.2%	7,643,134
Event Driven (2)	285,823	5,592	3.0%	9,460,387
Multi-Style	57,097	5,452	3.6%	1,600,959
Total hedge funds	$1,084,198	$42,668	5.2%	$20,906,592
Private Investment Funds:	302,639	30,652	9.5%	3,195,204
Total Investment Fund Affiliates	$1,386,837	$73,320	5.8%	$24,101,796
____________

(1)	Total estimated net assets are generally as at November 30 for hedge fund affiliates and September 30 for private investment fund affiliates.

(2)
The Company accounts for its investment in certain funds using the equity method where the Company has significant influence over the related investment management company even though the ownership percentage is less than three percent.

In general, the hedge funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending upon the specific terms of each fund. Certain hedge funds have a lock-up period and/or may also have the ability to impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with only the portion that is not gated settled in cash shortly after the redemption date.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The carrying value of the Company’s holdings in hedge fund affiliates that are subject to lockups and/or that have redemption gate provisions in their governing documents at December 31, 2016 and 2015 was $553.2 million and $382.0 million, respectively.
Certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been "side-pocketed." At December 31, 2016 and 2015, the carrying value of our hedge fund affiliates held in side-pockets was $23.5 million and $18.2 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
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
The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2016 (U.S. dollars in thousands)	XL Group Investment		Combined Investee Summarized Financial Data (Estimated)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
Strategic and other operating affiliates	$446,695	$12,622	$5,353,905	$3,791,300	$1,030,859	$30,424
Investment manager affiliates (1)	56,025	31,775	752,336	72,114	337,782	257,004
Total operating affiliates	$502,720	$44,397	$6,106,241	$3,863,414	$1,368,641	$287,428

Year ended December 31, 2015
Strategic and other operating affiliates	251,348	33,608	4,280,976	3,293,873	847,131	91,701
Investment manager affiliates (1)	70,714	11,132	708,605	95,826	206,672	90,491
Total operating affiliates	$322,062	$44,740	$4,989,581	$3,389,699	$1,053,803	$182,192
____________

(1)	During the years ended December 31, 2016 and 2015, the Company received distributions from its Investment Manager Affiliates of approximately $35.9 million and $25.3 million, respectively.
In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The differences represent goodwill on acquisition, OTTI recorded with respect to the investment, or differences in the retained capital accounts of the various equity holders (including the Company).
See Note 18(c), "Commitments and Contingencies - Investments in Affiliates," for further information regarding commitments related to investments in affiliates.
Strategic and Other Operating Affiliates
At December 31, 2016, the Company’s larger strategic and other operating affiliates included Privilege Underwriters, Inc. and its affiliates ("PURE Group"), HighVista III, Ltd., Westaim HIIG LP ("Westaim HIIG"), Five Oaks Investment Corp ("Five Oaks") and CATGS I, LLC.
The Company has an investment of $129.7 million related to an acquisition made in the fourth quarter of 2015 in the PURE Group, an insurance provider specializing in products for high net worth individuals. The PURE Group investments consist of: (i) a $77.5 million purchase of 9.9% of the ordinary common units and preferred units of Privilege Group Holdings LP, and 9.9% of the units of Privilege Group Holdings GP, LLC; and (ii) a total of $50.0 million purchases, at par value, of ten year surplus notes issued by Privilege Underwriters Reciprocal Exchange. Under the terms of an agreement between the parties, at December 31, 2016, the PURE Group has the option to require the Company to purchase a remaining $25.0 million of ten year surplus note, at par, over a commitment period expiring no later than November 2020.
The Company has an investment of $106.6 million, representing a 29.5% ownership interest in HighVista III, Ltd., an investment company with the objective to generate attractive, long-term risk-adjusted returns with an emphasis on capital preservation and diversification through active asset allocation. HighVista III, Ltd. seeks to achieve these goals through a range

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

of exposures to global equities, sovereign bonds, credit markets, inflation-indexed bonds, and real assets through a hybrid and proprietary approach.
The Company has an investment of $33.1 million, representing a 13.1% ownership interest in Westaim HIIG. The primary purpose of Westaim HIIG is to invest in interests of Houston International Insurance Group ("HIIG"), a specialty insurance provider. Westaim HIIG holds a majority interest in the common stock of HIIG.
The Company has an investment of $25.5 million, representing a 23.1% ownership interest in Five Oaks, a mortgage real estate investment trust that is focused on investing in, financing and managing a leveraged portfolio of agency and non-agency residential mortgage-backed securities, residential mortgage loans and other mortgage-related investments. In addition, the Company holds warrants to purchase an additional 3.753 million shares at $13.11 per share, which would result in a total additional investment of $49.2 million by the Company should it exercise the warrants in full in the future. The warrants expire in September 2019.
The Company has an investment of $17.5 million, representing a 50.0% ownership interest in CATGS I, LLC. The remaining 50.0% is held by one other investor. The Company does not control the entity, whose primary purpose is the purchase and leasing of equipment.
On December 15, 2014, the Company announced it had entered into a Stock Purchase Agreement to sell its interests in one of its largest strategic and other operating affiliates, ARX, to The Progressive Corporation ("Progressive"). For further information, see Note 2(f), "Acquisitions and Disposals - Sale of Operating Affiliate."
Investment Manager Affiliates
At December 31, 2016, the Company’s larger investment manager affiliates included Highfields Capital, a global equity investment firm, and Polar Capital, an investment firm offering traditional and alternative products.
6. Other Investments
Other investments comprised the following at December 31, 2016 and 2015. See Note 1(c), "Significant Accounting Policies - Total Investments - Other Investments," for a description of our accounting policy for these assets:

Year ended December 31, (U.S. dollars in thousands)	2016	2015
Hedge Funds:
Arbitrage	$165,053	$205,117
Directional	159,701	276,277
Event Driven	2,877	5,427
Multi-Style	4,341	57,249
Total hedge funds	$331,972	$544,070
Private investment funds	175,579	244,576
Overseas deposits	493,594	479,187
Structured transactions	142,698	138,608
Other	20,721	26,616
Total other investments	$1,164,564	$1,433,057
(a) Hedge Funds and Private Investment Funds
At December 31, 2016 and 2015, the hedge fund portfolio, accounted for as other investments, employed four strategies.
In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending upon the specific terms of each fund.
Certain hedge funds have a lock-up period and/or may also have the ability to impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion that is not gated settled in cash shortly after the redemption date.
The fair value of the Company’s holdings in hedge funds that may be subject to lockups and/or that have redemption gate provisions in their governing documents at December 31, 2016 and 2015 was $223.3 million and $399.6 million, respectively. The Company did not have any holdings in funds where a redemption gate was imposed at December 31, 2016 or 2015.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been "side-pocketed". At December 31, 2016 and 2015, the fair value of hedge funds held in side-pockets was $11.3 million and $26.0 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
The following represents an analysis of the net realized gains for the indicated years ended December 31, and the net unrealized gains as of December 31, on the Company’s hedge funds and private investment funds:

Year ended December 31, (U.S. dollars in thousands)	Net Unrealized Gains (Losses)		Net Realized Gains (Losses)
	2016	2015	2016	2015	2014
Hedge funds	$134,114	$188,698	$12,212	$12,769	$6,685
Private investment funds	36,775	38,340	8,636	9,342	13,275
Total	$170,889	$227,038	$20,848	$22,111	$19,960
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
In connection with the Facility, XLIB purchased a payment obligation (the "Obligation") in an aggregate principal amount of $150.0 million from National Indemnity. At December 31, 2016, the outstanding Obligation was recorded in other investments at a carrying value of $140.6 million, pays a coupon of 3.5%, and is being accreted to $150.0 million over the 11.5 years term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and was recorded in Other Assets. This difference, together with fees of $2.5 million, was amortized in relation to the earning of the underlying policies written.
Other Structured Transactions
On July 17, 2009, XLIB purchased notes with an aggregate face amount of $155.0 million. On October 29, 2014, XLIB purchased notes with an aggregate face amount of $81.9 million. The issuer of both series of notes is a structured credit vehicle that holds corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities, among other assets. During the year ended December 31, 2015 the Company recorded losses of $8.6 million due to other than temporary declines in value of these investments. During the fourth quarter of 2015, XLIB entered into transactions whereby it acquired the underlying corporate debt and preferred equity securities in return for the cancellation of the notes. The acquired securities are included in the available for sale fixed maturities and equity securities portfolios. In connection with the cancellation of the notes, the Company recorded realized investment losses of $6.7 million.
See Note 18(b), "Commitments and Contingencies - Other Investments," for further information regarding commitments related to other investments.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

7. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities adopted ("Authorities Framework") by the Risk and Finance Committee of XL-Bermuda's Board of Directors ("RFC"), which is intended to align the risk profile of our investment portfolio to be consistent with management's risk tolerance, and other guidelines established by the RFC. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value, with the changes in fair values of derivatives shown in the consolidated statement of income as "Net realized and unrealized gains (losses) on derivative instruments" unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Note 1(h), "Significant Accounting Policies - Derivative Instruments." The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets at December 31, 2016 and 2015:

	2016				2015
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,396,801	$85,175	$583,722	$25,750	$1,667,585	$64,289	$674,976	$11,941
Total derivatives designated as hedging instruments	$1,396,801	$85,175	$583,722	$25,750	$1,667,585	$64,289	$674,976	$11,941
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Foreign exchange exposure	10,049	190	273,767	12,137	102,234	2,888	144,707	1,702
Credit exposure	32,500	1,077	82,500	6,978	8,433	652	71,614	12,067
Financial market exposure	5	5	—	—	37	77	26,500	417
Other Non-Investment Derivatives:
Foreign exchange contracts	181,300	1,208	—	—	194,566	2,009	—	—
Credit exposure	—	—	24,490	340	29,874	31	—	—
Guaranteed minimum income benefit contract	43,553	19,499	43,553	19,499	46,032	19,368	46,032	19,368
Modified coinsurance funds withheld contracts including life retrocession embedded derivative (2)	59,775	—	4,048,446	—	60,667	—	4,620,879	—
Other	15,000	342	—	—	—	—	—	—
Total derivatives not designated as hedging instruments	$342,182	$22,321	$4,472,756	$38,954	$441,843	$25,025	$4,909,732	$33,554
Total derivatives		$107,496		$64,704		$89,314		$45,495
Counterparty netting		(17,947)		(17,947)		(3,087)		(3,087)
Total derivatives net of counterparty netting (1)		89,549		46,757		86,227		42,408
Cash collateral held/paid (3)		(36,980)		(5,810)		(30,958)		—
Total derivatives as recorded in the balance sheets		$52,569		$40,947		$55,269		$42,408
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

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Included in the liability derivative notional amount as of December 31, 2016 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $937.7 million.

(3)
As of December 31, 2016, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $37.0 million for derivatives in an asset position and paid cash collateral of $5.8 million for derivatives in a liability position. As of December 31, 2015, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $31.0 million for derivatives in an asset position and paid cash collateral of nil for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the Consolidated Balance Sheets as the collateral and derivative positions are not intended to be settled on a net basis.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(a) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the year ended December 31, 2016 and 2015, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British Pound or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the years ended December 31, 2016 and 2015.

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation – Summary (U.S. dollars in thousands)	2016	2015
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,316,538	$1,769,106
Derivative gains (losses) (1)	$130,365	$106,876

____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(b) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the years ended December 31, 2016, 2015 and 2014:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments (U.S. dollars in thousands)	2016	2015	2014
Investment Related Derivatives:
Interest rate exposure	$781	$(2,347)	$15,959
Foreign exchange exposure	(592)	(1,542)	3,351
Credit exposure	(1,539)	(2,537)	400
Financial market exposure	(2,494)	(2,190)	411
Financial Operations Derivatives:
Credit exposure	—	—	5,023
Other Non-Investment Derivatives:
Foreign exchange exposure	(1,701)	60,319	—
Credit exposure	4,424	1,375	—
Guaranteed minimum income benefit contract	—	—	2,257
Modified coinsurance funds withheld contract, including life retrocession embedded derivative	3,300	45	2,741
Other	342	—	—
Total derivatives not designated as hedging instruments	$2,521	$53,123	$30,142
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	—	—	(256)
Net realized and unrealized gains (losses) on derivative instruments	$2,521	$53,123	$29,886
Net realized and unrealized gains (losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(540,090)	$(151,691)	$(488,222)
The Company’s objectives in using these derivatives are explained below.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Investment Related Derivatives
The Company, either directly or through third party investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps and options on interest rate swaps, total return swaps, credit derivatives (including single name and index credit default swaps and options on credit default swaps), equity options, forward contracts and future (including foreign exchange, bond and stock index, interest rate and commodity futures), primarily as a means of reducing investment risk by economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for efficient portfolio management. When using exchange traded or cleared over-the-counter derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's futures commission merchant. When using uncleared over-the-counter derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties to such derivative contracts. To manage this risk, the Company requires appropriate legal documentation with counterparties that has been reviewed and negotiated by legal counsel on behalf of the Company and complies with the Company’s documentation standards investment guidelines and policies.

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
Investment Related Derivatives – Financial Market Exposure
Stock index futures may be purchased within the Company's investment portfolio in order to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. Stock index futures may be sold to facilitate the timely and efficient reduction of equity exposure. Equity option strategies, including both purchases and sales of options, may be used to add value or reduce exposure with overlay or other strategies. From time to time, the Company may enter into other financial market exposure derivative contracts on various indices and other underlying financial instruments including, but not limited to, equity options, total return swaps, and commodity contracts.
Financial Operations Derivatives – Credit Exposure
During the fourth quarter of 2014, the remaining financial operations credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio, was terminated. The Company has no continuing financial operations derivative credit exposures.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Other Non-Investment Derivatives
Foreign Exchange Contracts
On January 9, 2015, the Company entered into deal contingent deliverable Fx Forwards with Morgan Stanley Capital Services LLC and Goldman Sachs International. The purpose of the FX Forwards was to mitigate the risk of foreign currency exposure related to the Catlin Acquisition. Following the closing of the Catlin Acquisition, the FX Forwards were settled.
In connection with the Catlin Acquisition and the FX Forwards, during the first quarter of 2015 certain foreign exchange contracts utilized to hedge the fair value of certain net investments in foreign operations were de-designated as hedging instruments; subsequently during the second quarter, the hedging relationships were then re-established.
In the fourth quarter of 2015, the Company entered into an average rate option to mitigate the risk of foreign currency exposure to certain cash flows denominated in the British Pound. The option matured in the fourth quarter of 2016. Additionally, the Company has a small forward purchase to mitigate exposure to certain cash flows denominated in New Zealand dollars.
Credit Exposure
During the year ended December 31, 2016, the Company entered into a non-investment-related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. As of December 31, 2016, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
Modified Coinsurance and Funds Withheld Contracts, including Life Retrocession Embedded Derivative
The Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return to be paid to the Company based on a portfolio of fixed income securities. As such, the agreements contain an embedded derivative. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on derivative instruments.
In addition, the Company entered into the GreyCastle Life Retro Arrangements as described in Note 1(c), "Significant Accounting Policies - Total Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis," "Note 1(e), "Significant Accounting Policies - Reinsurance," and Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary." The embedded derivative related to the GreyCastle Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The impact of the GreyCastle Life Retro Arrangements on the Company's results for the years ended December 31, 2016 and 2015 and the period beginning from the completion of the transaction on May 30, 2014 through December 31, 2014 was as follows:

Impact of GreyCastle Life Retro Arrangements (U.S. dollars in thousands)	2016	2015	2014
Underwriting profit (loss) (1)	$—	$605	$11,649
Net investment income - Life Funds Withheld Assets	154,751	187,489	129,575
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	152,589	223,272	5,067
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	109,458	(27,734)	(9)
OTTI on investments - Life Funds Withheld Assets	(2,598)	(13,357)	(20,587)
Exchange (gains) losses	(8,988)	4,788	10,099
Other income and expenses	(154)	2,280	(1,610)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(540,090)	(151,691)	(488,222)
Net income (loss)	$(135,032)	$225,652	$(354,038)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets	(4,502)	(421,604)	274,083
Change in adjustments related to future policy benefit reserves	62,295	170,688	74,009
Change in cumulative translation adjustment - Life Funds Withheld Assets	77,239	25,869	17,595
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$135,032	$(225,047)	$365,687
Comprehensive income (loss)	$—	$605	$11,649
____________

(1)
The underwriting profit of $0.6 million in 2015 and $11.6 million in 2014 relate to premium adjustments relating to the GreyCastle Life Retro Arrangements transaction, which was completed on May 30, 2014. Excluding these transactions, the impact to comprehensive income relating to the GreyCastle Life Retro Arrangements was nil for the years ended December 31, 2016, 2015 and 2014.

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
The change in the value of the life retrocession embedded derivative, which includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses, is as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:
(U.S. dollars in thousands)	2016	2015
Interest income - Life Funds Withheld Assets	$(161,887)	$(193,569)
Realized and unrealized gains (losses) on Life Funds Withheld Assets	(312,074)	180,134
Other	155	351
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(473,806)	$(13,084)
Net adjustments related to future policy benefit reserves, net of tax	$(51,100)	$(125,747)
Net realized and unrealized gains (losses) on derivative instruments - Life Funds Withheld Assets	$(15,184)	$(12,860)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(540,090)	$(151,691)
Other
The Company has entered into short term catastrophe derivative swap agreements as the fixed rate payer that provide for a return to be paid to the Company based the occurrence of certain industry catastrophe events. The derivatives are recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on derivative instruments.
(c) Derivative Instruments Designated as Fair Value Hedges
The Company may designate certain of its derivative instruments as fair value hedges or cash flow hedges, in which case it formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivative to specific assets and liabilities. The Company assesses the effectiveness of the hedge both at inception and

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

on an on-going basis, and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.
The Company uses foreign exchange contracts to hedge the fair value of certain fixed income securities. For the year ended December 31, 2016, there is no exposure to fair value hedges.
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the years indicated:

Derivatives Designated as Fair Value Hedges (U.S. dollars in thousands)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk
	Gain/(Loss) Recognized in Income on Derivative	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship – Gain/(Loss)
Year Ended December 31, 2016
Interest rate exposure	$—
Foreign exchange exposure	—
Total	$—	$—	$—
Year Ended December 31, 2015
Interest rate exposure	$—
Foreign exchange exposure	—
Total	$—	$—	$—
Year Ended December 31, 2014
Interest rate exposure	$—
Foreign exchange exposure	(15,663)
Total	$(15,663)	$15,407	$(256)
The gains (losses) recorded on both the derivative instruments and specific items designated as being hedged as part of the fair value hedging relationships outlined above, along with any associated ineffectiveness in the relationships, are recorded through Net realized and unrealized gains (losses) on derivative instruments in the income statement.
Settlement of Fair Value Hedges
During the fourth quarter of 2010 and the third quarter of 2012, the Company settled five interest rate contracts designated as fair value hedges of certain of the Company's structured indemnity contracts. The gain on settlement of these contracts, which represented the effective portion of the hedging relationship, was recorded as an increase in the carrying value of the deposit liabilities and is being amortized through interest expense over the remaining term of the structured indemnity contracts.
During the second quarter of 2014, the Company negotiated the termination of one of these larger structured indemnity contracts. Upon the termination of the structured indemnity contract, the remaining fair value adjustment of the associated hedge in the amount of $47.0 million, which was being amortized as a reduction of interest expense over the remaining term of the contract, was reduced to zero and recorded as an adjustment to interest expense at the termination date. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the realization of the remaining balance of the fair value hedge adjustment, partially offset by an accretion rate adjustment due to changes in cash flows.
A summary of these fair value hedges that have been terminated and their cumulative impact on results up to the indicated years ended December 31 as well as the remaining balance of the fair value hedges and average years remaining to maturity are shown below:

Settlement of Fair Value Hedges – Summary (U.S. dollars in thousands, except years)	Fair Value Hedges – Structured Indemnity Contracts December 31,
	2016	2015
Cumulative reduction to interest expense	$113,292	$103,742
Remaining balance	$119,903	$129,454
Weighted average years remaining to maturity	20.1	21.6

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of December 31 for the years indicated were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	2016	2015
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$14,130	$5,827
Collateral posted to counterparty	$4,630	$—
8. Fair Value Measurements
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at December 31, 2016 and 2015 by level within the fair value hierarchy. For further information, see Note 1(b), "Significant Accounting Policies - Fair Value Measurements":

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2016
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$3,869,637	$24,751	$—	$3,894,388
Corporate - Financials	—	3,612,006	10,284	—	3,622,290
Corporate - Non Financials	—	6,502,638	9,801	—	6,512,439
RMBS - Agency	—	4,218,367	—	—	4,218,367
RMBS - Non-Agency	—	274,258	—	—	274,258
CMBS	—	665,087	99	—	665,186
CDO	—	377,490	1	—	377,491
Other asset-backed securities	—	874,767	1,130	—	875,897
U.S. States and political subdivisions of the States	—	2,478,112	—	—	2,478,112
Non-U.S. Government	—	5,030,132	—	—	5,030,132
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets, at fair value	$—	$27,902,494	$46,066	$—	$27,948,560
Equity securities, at fair value	898,664	138,667	—	—	1,037,331
Short-term investments, at fair value (1)	—	625,193	—	—	625,193
Total investments AFS - Excluding Life Funds Withheld Assets	$898,664	$28,666,354	$46,066	$—	$29,611,084
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	—	10,577	—	—	10,577
Corporate - Financials	—	439,267	—	—	439,267
Corporate - Non Financials	—	1,015,341	—	—	1,015,341
RMBS - Agency	—	613	—	—	613
RMBS - Non-Agency	—	21,767	—	—	21,767
CMBS	—	94,240	—	—	94,240
Other asset-backed securities	—	101,560	—	—	101,560
Non-U.S. Government	—	624,677	—	—	624,677
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	—	2,308,042	—	—	2,308,042
Total investments - AFS, at fair value	898,664	30,974,396	46,066	—	31,919,126

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2016
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	—	14,708	—	—	14,708
Corporate - Financials	—	468,175	—	—	468,175
Corporate - Non Financials	—	643,030	—	—	643,030
RMBS - Agency	—	852	—	—	852
RMBS - Non-Agency	—	109	—	—	109
CMBS	—	5,526	—	—	5,526
Other asset-backed securities	—	39,446	—	—	39,446
U.S. States and political subdivisions of the States	—	224	—	—	224
Non-U.S. Government	—	444,944	—	—	444,944
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	—	1,617,014	—	—	1,617,014
Short-term investments, at fair value	—	9,563	—	—	9,563
Total investments, Trading	—	1,626,577	—	—	1,626,577
Cash equivalents (2)	573,398	1,096,254	—	—	1,669,652
Cash equivalents - Life Funds Withheld Assets	—	72,798	—	—	72,798
Other investments (3)		493,874	205,528	—	699,402
Other assets (4)	—	87,655	19,841	(17,947)	89,549
Total assets accounted for at fair value	$1,472,062	$34,351,554	$271,435	$(17,947)	$36,077,104
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$937,721	$—	$—	$937,721
Other liabilities (4)	—	44,865	19,839	(17,947)	46,757
Total liabilities accounted for at fair value	$—	$982,586	$19,839	$(17,947)	$984,478

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$5,020,574	$45,063	$—	$5,065,637
Corporate - Financials	—	3,508,224	53,685	—	$3,561,909
Corporate - Non Financials	—	6,900,259	188	—	$6,900,447
RMBS - Agency	—	3,754,894	3,077	—	$3,757,971
RMBS - Non-Agency	—	328,540	—	—	$328,540
CMBS	—	405,316	—	—	$405,316
CDOs	—	2	32,408	—	$32,410
Other asset-backed securities	—	1,150,715	17,857	—	$1,168,572
U.S. States and political subdivisions of the States	—	2,632,070	—	—	$2,632,070
Non-U.S. Government	—	5,251,614	—	—	$5,251,614
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,952,208	$152,278	$—	$29,104,486
Equity securities, at fair value	528,581	350,338	—	—	878,919
Short-term investments, at fair value (1)	—	617,390	—	—	617,390
Total investments AFS - Excluding Funds Withheld Assets	$528,581	$29,919,936	$152,278	$—	$30,600,795

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

December 31, 2015 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2015
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$12,742	$—	$—	$12,742
Corporate - Financials	—	598,236	—	—	$598,236
Corporate - Non Financials	—	1,308,628	—	—	$1,308,628
RMBS – Agency	—	752	—	—	$752
RMBS – Non-Agency	—	26,953	—	—	$26,953
CMBS	—	122,481	—	—	$122,481
Other asset-backed securities	—	149,795	—	—	$149,795
Non-U.S. Government	—	933,516	—	—	$933,516
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$3,153,103	$—	$—	$3,153,103
Total investments - AFS, at fair value	$528,581	$33,073,039	$152,278	$—	$33,753,898
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$—	$4,990	$—	$—	$4,990
Corporate - Financials	—	335,956	—	—	$335,956
Corporate - Non Financials	—	493,621	—	—	$493,621
RMBS – Agency	—	368	—	—	$368
CMBS	—	4,803	—	—	$4,803
Other asset-backed securities	—	25,700	—	—	$25,700
Non-U.S. Government	—	370,261	—	—	$370,261
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,235,699	$—	$—	$1,235,699
Short-term investments, at fair value	—	60,330	—	—	$60,330
Total investments, Trading	$—	$1,296,029	$—	$—	$1,296,029
Cash equivalents (2)	437,742	830,924	—	—	$1,268,666
Cash equivalents - Life Funds Withheld Assets (2)	517	100,757	—	—	$101,274
Other investments (3)	—	490,058	283,550	—	$773,608
Other assets (4)	—	69,914	19,400	(3,087)	$86,227
Total assets accounted for at fair value	$966,840	$35,860,721	$455,228	$(3,087)	$37,279,702
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$463,915	$—	$—	$463,915
Financial instruments sold, but not yet purchased (6)	347	—	—	—	$347
Other liabilities (4)	—	16,304	29,191	(3,087)	$42,408
Total liabilities accounted for at fair value	$347	$480,219	$29,191	$(3,087)	$506,670
____________

(1)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
Other Investments balance excludes $322.9 million and $518.1 million as of December 31, 2016 and December 31, 2015, respectively, measured using Net Asset Value, based on new accounting guidance. In addition, the Other investments balance excludes a certain payment obligation. These investments, which totaled $142.3 million at December 31, 2016 and $141.3 million at December 31, 2015, are carried at amortized cost. For further information, see Note 6, "Other Investments."

(4)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid see Note 7, "Derivative Instruments."

(5)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the GreyCastle Life Retro Arrangements described in Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary", accrue to the benefit of GCLR.

(6)	Financial instruments sold, but not yet purchased, represent "short sales" and are included within "Payable for investments purchased" on the balance sheets.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the years ended December 31, 2016 and 2015 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2016 and 2015, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2016 and 2015, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
Other investments
Included within the other investments component of the Company’s Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Note 6, "Other Investments," for further details.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Level 3 Assets and Liabilities - Year Ended December 31, 2016
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (2)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$45,063	$264	$687	$—	$(19,101)	$(2,162)	$—	$24,751	$886
Corporate - Financials	53,685	(2,991)	10	285	(30,420)	—	(10,285)	10,284	31
Corporate - Non-Financials	188	—	13	1,747	—	(6)	7,859	9,801	14
RMBS - Agency	3,077	(3)	7	—	—	(229)	(2,852)	—	—
CMBS	—	—	(3)	—	—	—	102	99	(3)
CDO	32,408	189	6,870	—	—	(23,030)	(16,436)	1	6,152
Other asset-backed securities	17,857	479	(2,113)	1,072	—	(14,190)	(1,975)	1,130	(1,673)
Other investments	283,550	18,097	(10,622)	47,998	(27,676)	(43,607)	(62,212)	205,528	2,454
Derivative Contracts - Net	(9,791)	—	9,793	—	—	—	—	2	10
Total	$426,037	$16,035	$4,642	$51,102	$(77,197)	$(83,224)	$(85,799)	$251,596	$7,871

	Level 3 Assets and Liabilities - Year Ended December 31, 2015
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances (1)	Sales	Settlements	Net transfers into (out of) Level 3 (2)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$—	$—	$—	$35,044	$—	$—	$10,019	$45,063	$—
Corporate - Financials	—	9	(10)	53,686	—	—	—	53,685	(2)
Corporate - Non-Financials	5,894	(186)	(13)	(123)	—	(316)	(5,068)	188	(153)
RMBS - Agency	1,910	—	(3)	1,297	—	(323)	196	3,077	(2)
CDO	687,958	(8,658)	16,688	25,882	(366,633)	(322,829)	—	32,408	5,279
Other asset-backed securities	5,288	628	(599)	46,940	(7,269)	(6,359)	(20,772)	17,857	451
Other investments	185,083	15,270	(12,548)	117,143	(1,417)	(19,981)	—	283,550	2,724
Derivative Contracts - Net	(9,764)	—	(27)	—	—	—	—	(9,791)	80
Total	$876,369	$7,063	$3,488	$279,869	$(375,319)	$(349,808)	$(15,625)	$426,037	$8,377
____________
(1)    Includes assets acquired as result of the transaction described in Note 2(e), "Acquisitions and Disposals - Catlin Acquisition"
(2)    Net transfers include both movement in and movement out of Level 3. Corporate - Non-Financials securities for 2016 includes $9.7 million of incoming transfers partially offset by $1.9 million outgoing transfers. Other asset-backed securities for 2016 includes $5.0 million of outgoing transfers partially offset by $3.0 million of incoming transfers, and 2015 includes $34.1 million of outgoing transfers partially offset by $13.3 million of incoming transfers. Other investments for 2016 includes $77.7 million of outgoing transfers partially offset by $15.5 million of incoming transfers. RMBS-Agency for 2015 includes $3.1 million of incoming transfers partially offset by $2.9 million of outgoing transfers.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(d) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2016 and 2015. All of these fair value estimates are considered Level 2 fair value measurements.

(U.S. dollars in thousands)	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments, structured transactions	$142,271	$153,173	$141,329	$154,065
Deposit liabilities	$1,116,233	$1,337,406	$1,168,376	$1,436,210
Notes payable and debt	2,647,677	2,813,257	2,644,970	2,805,152
Financial Liabilities	$3,763,910	$4,150,663	$3,813,346	$4,241,362
The Company historically participated in structured transactions. Our remaining structured transaction is an investment in a payment obligation with an insurance company. This transaction is carried at amortized cost. The fair value of this investment held by the Company is determined through use of an internal model utilizing benchmark yields, issuer spreads and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 50.0 basis points and 26.5 basis points at December 31, 2016 and 2015, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
9. Goodwill and Other Intangible Assets
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2013	$396,245	$15,366	$—	$411,611
Additions	25,159	—	18,500	43,659
Amortization	—	—	(1,850)	(1,850)
Foreign currency translation	(5,468)	—	—	(5,468)
Balance at December 31, 2014	$415,936	$15,366	$16,650	$447,952
Additions	807,381	673,000	315,000	1,795,381
Amortization	—	—	(15,517)	(15,517)
Foreign currency translation	(9,687)	(5,507)	(2,356)	(17,550)
Balance at December 31, 2015	$1,213,630	$682,859	$313,777	$2,210,266
Additions	14,084	8,000	28,948	51,032
Amortization	—	—	(22,422)	(22,422)
Foreign currency translation	(14,190)	(8,080)	(12,953)	(35,223)
Balance at December 31, 2016	$1,213,524	$682,779	$307,350	$2,203,653

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Goodwill
At December 31, 2016 and 2015, the Company had goodwill of $1.2 billion, with $483.6 million and $479.5 million, respectively allocated to the Insurance Segment and $730.0 million and $734.2 million, respectively, allocated to the Reinsurance Segment.
In the first quarter of 2016, as a result of the transaction described in Note 2(c), "Acquisitions and Disposals - Allied Acquisition," the Company recognized additional goodwill of approximately $14.1 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
In the third quarter of 2015, as a result of the transaction described in Note 2(d), "Acquisitions and Disposals - New Energy Risk," the Company recognized additional goodwill of approximately $13.4 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired and liabilities assumed at their acquisition date fair values, and recorded as goodwill the excess of the sum of a) over b) - in which a) represents the aggregate of: i) the consideration transferred, ii) the fair value of non-controlling interest in the acquiree, and iii) the acquisition-date fair value of the Company's previously held equity interest in the acquiree; and b) represents the net assets acquired in the transaction.
In the second quarter of 2015, as a result of the transaction described in Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," the Company recognized additional goodwill and other intangible assets. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
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
The estimated fair values of the reporting units’ carried goodwill exceeded their estimated net book values at December 31, 2016, and therefore no impairments were recorded during 2016. At December 31, 2016 and 2015, the ending goodwill balance is comprised of gross goodwill of $2.6 billion, offset by accumulated impairment charges of $1.4 billion at December 31, 2016 and 2015. For further details regarding our impairment process, see Note 1(k), "Significant Accounting Policies - Goodwill, Intangibles and Other Long-Lived Assets."
Other Intangible Assets
At December 31, 2016 and 2015, the ending definite-lived intangible assets balance is comprised of $347.2 million and $333.5 million, respectively, of gross intangible assets, offset by accumulated amortization of $39.8 million and $17.4 million, respectively. Future amortization expenses are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2017	$21,957
2018	20,291
2019	20,041
2020	19,957
2021	19,957
2022-2036	205,147
Total expected amortization expenses	$307,350
In connection with the transaction described in Note 2(a), "Acquisitions and Disposals - Brooklyn Acquisition," the Company acquired definite-lived intangible assets of $22.9 million, which will be amortized over their estimated useful lives.
In connection with the transaction described in Note 2(c), "Acquisitions and Disposals - Allied Acquisition," the Company acquired indefinite-lived intangible assets of $8.0 million and definite-lived intangible assets of $6.0 million, which will be amortized over their estimated useful lives.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following table summarizes the intangible assets and their related useful lives recorded in connection with the Catlin Acquisition, as described in Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," as of the Acquisition Date:

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
An explanation of the intangible assets is as follows:

•
Lloyd's - Syndicate capacity - This asset represents the syndicate capacity of two Lloyd's syndicates allowing the Company to write insurance business in the Lloyd's market globally and realize the profits from that business. The value of the syndicate capacity includes the reputational value of participation in the Lloyd's market, and the value of trade names and licenses associated with syndicate ownership. The syndicate capacity was valued using the Multi-Period Excess Earnings Method, an application of the Income Approach. Critical inputs into the valuation model used for this intangible included estimates of the future growth of syndicate authorized premium income limits (ie, capacity) and expected return on that capacity and discounting based on a weighted average cost of capital.

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

•
Lloyd's - Managing agent contracts - As the managing agent for certain Lloyd's syndicates, the Company has contracts with the syndicate members to provide underwriting services for which it earns managing agent fees and a profit commission. The managing agent contracts were based on the Income Approach. Critical inputs utilized in the valuation of this intangible included expected contract fee and profit commission rates applied to future managed syndicate capacity, contract renewal probabilities over a time horizon and discounting based on a weighted average cost of capital.

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

•
Trademarks / Trade names - The Catlin trademarks / trade names are utilized to attract customers for the turnkey solutions provided under the Company's managing agent contracts and to generate premiums from the non-Lloyd's platform underwriting products for which the Catlin brand is known.The trademarks and trade names were based on the Relief-from-Royalty Method, an application of the Income Approach. Critical inputs used in the valuation of this intangible included industry-based market royalty rates on premium revenues to be generated through use of the trademarks/trade names, expected useful life over which the company expects to co-brand under the trademarks/trade names and discounting based on a weighted average cost of capital.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

10. Losses and Loss Expenses
The following table represents a reconciliation of the beginning and ending balances of unpaid losses and loss expenses, including an analysis of the Company’s paid and unpaid losses and loss expenses incurred for the years indicated:

(U.S. dollars in thousands)	2016	2015	2014
Unpaid losses and loss expenses at the beginning of the year	$25,439,744	$19,353,243	$20,481,065
Unpaid losses and loss expenses recoverable (1)	5,248,905	3,411,528	3,414,735
Net unpaid losses and loss expenses at the beginning of the year	$20,190,839	$15,941,715	$17,066,330
Acquired reserves	101,315	5,439,876	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	6,374,377	5,072,830	3,513,465
Prior year	(301,542)	(306,630)	(255,072)
Total net incurred losses and loss expenses	6,072,835	4,766,200	3,258,393
Exchange rate effects	(571,198)	(582,300)	(561,673)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	1,444,251	1,047,277	381,008
Prior year	3,890,269	4,327,375	3,440,327
Total net paid losses	$5,334,520	$5,374,652	$3,821,335
Net unpaid losses and loss expenses at the end of the year	20,459,271	20,190,839	15,941,715
Unpaid losses and loss expenses recoverable (1)	5,480,300	5,248,905	3,411,528
Unpaid losses and loss expenses at the end of the year	$25,939,571	$25,439,744	$19,353,243
____________

(1)	Property and Casualty business only. See Note 12, "Reinsurance," for further information.
(a) Liability for Unpaid Losses and Loss Expenses
As the Company earns premiums for the underwriting risks it assumes, an estimate of the expected ultimate losses related to the premium is established. Loss reserves for unpaid loss and loss expenses are established due to the significant periods of time that may elapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid P&C claims can be complex and is subject to considerable variability, as it requires the use of judgment to make informed estimates. These estimates are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

•	Case reserves - reserves for reported losses and loss expenses that have not yet been settled; and

•	IBNR reserves – reserves for incurred but not reported losses or for reported losses over and above the amount of case reserves.
Case Reserves
Case reserves for the Company's P&C operations are established by management based on amounts reported from insureds or ceding companies and consultation with legal counsel, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. The method of establishing case reserves for reported claims differs among the Company's operations.
With respect to the Insurance segment, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
With respect to reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. For reinsurers, uncertainty in the reserving process stems, in part, from timing lags inherent in reporting by the claimant to the primary insurer, and subsequently by the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is potentially subject to an additional timing lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Since the Company relies on information regarding paid losses, case reserves and IBNR provided by ceding companies to estimate its liability for unpaid losses and loss adjustment expenses ("LAE"), certain procedures are maintained in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of its ceding companies on the basis of qualitative and quantitative criteria. In addition to conferring with ceding companies or brokers on claims matters, our claims personnel conduct periodic audits of specific claims and the overall claims procedures of ceding companies at their offices. The Company relies on its ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.
In addition to information received from ceding companies on reported claims, the Company also utilizes information on the pattern of ceding company loss reporting and loss settlements from previous catastrophic events in order to estimate the ultimate liability related to catastrophic events such as hurricanes. Commercial catastrophe model analyses and zonal aggregate exposures are utilized to assess potential client loss before and after an event. Initial cedant loss reports are generally obtained shortly after a catastrophic event, with subsequent updates received as new information becomes available. The Company actively requests loss updates from cedants periodically while there is still considerable uncertainty for an event, often for the first year following an event. The Company's claim settlement processes also incorporate an update to the total loss reserve at the time a claim payment is made to a ceding company.
While the reliance on loss reports from ceding companies may increase the level of uncertainty associated with the estimation of total loss reserves for property catastrophe reinsurance relative to direct property insurance, there are several factors which serve to reduce the uncertainty in loss reserve estimates for property catastrophe reinsurance. First, for large natural catastrophe events, aggregate limits in property catastrophe reinsurance contracts are in some cases fully exhausted by the loss reserve estimates. Second, as a reinsurer, the Company has access to information from a broad cross section of the insurance industry. The Company utilizes such information in order to perform consistency checks on the data provided by ceding companies and is able to identify trends in loss reporting and settlement activity and incorporate such information in the estimate of IBNR reserves. Finally, the Company also supplements the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.
IBNR Reserves
IBNR reserves represent management’s best estimate, at a given point in time, of the amount in excess of case reserves that is needed for the future settlement and loss adjustment costs associated with claims incurred. It is possible that the ultimate liability may differ materially from these estimates. Because the ultimate amount of unpaid losses and LAE is uncertain, management believes that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Management reviews the IBNR estimates produced by its actuarial department and determines its best estimate of the liabilities to record in the financial statements. The Company considers this single point estimate to be the mean expected outcome.
IBNR reserves are estimated by the Company's actuaries using several standard actuarial methodologies including the loss ratio method, the loss development or chain ladder method, the Bornhuetter-Ferguson ("BF") method and frequency and severity approaches. IBNR related to a specific event may be based on the estimated exposure to an industry loss and may include the use of catastrophe modeling software. On a quarterly basis, IBNR reserves are reviewed by the Company's actuaries, and are adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.
The Company's actuaries use one set of assumptions in calculating the single point estimate, which includes actual loss data, loss development factors, loss ratios, reported claim frequency and severity. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with GAAP. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.
When estimating IBNR reserves, each insurance and reinsurance business unit segregates business into exposure classes. Within each class, the business is further segregated by either the year in which the contract incepted ("underwriting year"), the year in which the claim occurred ("accident year"), or the year in which the claim is reported ("report year"). Within the Insurance Segment, reviews are on an accident year, underwriting year, or report year basis depending on the nature of the business. The Reinsurance segment is reviewed on an underwriting year basis. In each case, management believes the selected method most accurately represents the economic condition of the business.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
Over time, as greater numbers of claims are reported, actuarial estimates of IBNR are based on the BF method and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for each class of business for each year of loss experience. The Company's actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once the actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.
The pattern of loss emergence is determined using actuarial analysis and judgment and is based on the historical patterns of the recording of paid and reported losses, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property, marine and aviation insurance, losses are generally reported within 2 to 3 years from the beginning of the accident year. For casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For other insurance, loss emergence patterns generally fall within these ranges. For reinsurance business, loss reporting lags the corresponding insurance classes often by at least one quarter due to the need for loss information to flow from the ceding companies to us generally via reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary’s selections of loss reporting patterns used in establishing our reserves.
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
Due to the low frequency and high severity nature of some of the business the Company underwrites, our reserve estimates are highly dependent on actuarial and management judgment and are therefore uncertain. In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in IBNR reserve estimates is particularly pronounced for casualty coverages, such as excess liability, professional liability and workers’ compensation, where information emerges relatively slowly over time.
The three types of property and casualty reserve exposure with the longest tails included in the Company's portfolio are:

•	high layer excess casualty insurance;

•	casualty reinsurance; and

•	discontinued asbestos and run-off environmental insurance and reinsurance liabilities.
Certain aspects of casualty operations complicate the actuarial process for establishing reserves. Certain casualty business written by insurance operations is high layer excess casualty business, meaning that liability attaches after large deductibles, including self-insurance or insurance from other sources. The Company began writing this type of business in 1986 and issued policies in forms that were different from traditional policies used by the industry at that time. Initially, there was a lack of industry data available for this type of business. Consequently, the basis for establishing loss reserves for this type of business was largely based upon judgment and the Company's reported loss experience, which was used as a basis for determining ultimate losses and, therefore, IBNR reserves. Over time, the amount of available historical loss experience data has increased. As a result, there is a larger statistical base to assist in establishing reserves for these excess casualty insurance claims.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
Reinsurance operations by their nature add further complications to the reserving process, particularly for the casualty business written, in that there is an inherent lag in the timing and reporting of a loss event from an insured or ceding company to the reinsurer. This reporting lag creates an even longer period of time between the policy inception and when a claim is finally settled. As a result, more judgment is required to establish reserves for ultimate claims in reinsurance operations.
Casualty reinsurance business involves reserving methods that generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company’s claims and underwriting files. Therefore, we do not always receive detailed claim information for this line of business.
Discontinued asbestos and run-off environmental liabilities are attached to certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to being acquired by the Company; from business of Winterthur purchased by the Company from AXA Insurance in 2001; from a loss portfolio transfer in 2006; and acquired as a result of the Catlin Acquisition. At December 31, 2016, total gross unpaid losses and loss expenses with respect to these businesses represented less than 1% of unpaid losses and loss expenses of the Company.
Unpaid losses and loss expenses prior to reinsurance recoveries for the indicated years ended December 31 comprise the following:

(U.S. dollars in thousands)	2016	2015
Reserve for reported losses and loss expenses	$10,343,481	$10,293,448
Reserve for losses incurred but not reported	15,596,090	15,146,296
Unpaid losses and loss expenses	$25,939,571	$25,439,744
Claims Development
Management has determined that the appropriate level of disaggregation for the incurred and paid claims development information best falls into six categories within its two operating segments. This level of disaggregation is consistent with the Company's historical disclosure levels and provides groupings of the Company's insurance and reinsurance businesses of a credible size and with similar claim development characteristics, particularly payment patterns. It should be noted that when estimating IBNR reserves, the Company's Insurance and Reinsurance segments segregate business into exposure classes and over 250 classes are reviewed in total. Furthermore, large losses and catastrophe events are evaluated separately.
As noted previously, reserve reviews are carried out on an accident year, underwriting year or report year basis depending on the nature of the business. Typically, reserve reviews are carried out gross of reinsurance with ceded reinsurance recoveries evaluated separately to arrive at net reserves. However, in accordance with accounting guidance, the disclosures presented herein are accident year triangles, presented net of reinsurance recoverables. Underwriting year triangles are converted to an accident year basis using assumptions consistent with the underlying premium earning profiles and considering large losses in their respective accident year. Similarly, ceded reinsurance recoverables are allocated to accident year and class of business in order to present net accident year triangles. While we have compiled the triangles on a best efforts basis, the allocation bases required to develop historical net accident year triangles should be viewed as approximations only.
Within the Insurance segment, there are four business groups: Professional; Casualty and other; Energy, Property and Construction ("EPC"); and Specialty. Within the Reinsurance segment, all major products fall within two categories: Property and Other Short-Tail Lines, and Casualty and Other Long-Tail Lines. The Company has also provided aggregate triangles for the total Company and the Insurance and Reinsurance segments to reflect the levels at which the Company manages its business.
The nature of the Company's high excess of loss liability and catastrophe business can result in loss events that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business of the Company. There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Furthermore, changes in business mix over time, including discontinuation of certain classes of business and growth in others, can impact development patterns. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company's historical results.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

As discussed in further detail in part (c), except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, the Company does not discount its unpaid losses and loss expenses. The development in the tables included herein is presented on a gross of discount basis, reflecting the undiscounted case reserves established using a tabular reserving methodology and the undiscounted IBNR. The amount of discount is then determined for both Case and IBNR reserves and booked accordingly. The amount of discount is included in the reconciliation of the reserves to the Consolidated Balance Sheet.
As a result of the Catlin Acquisition in 2015 as noted in Note 2(e), "Acquisitions and Disposals - Catlin Acquisition, the Company acquired approximately $5.4 billion of unpaid claims liability, net of reinsurance, as well as $101.3 million of unpaid claims liability, net of reinsurance due to the Allied Acquisition in 2016 as noted in Note 2(c), "Acquisitions and Disposals - Allied Acquisition." For purposes of this disclosure, the Company has applied the retrospective method for these acquired reserves, including the combined companies' incurred and paid claim development histories throughout the tables. It should be noted that historical reserves for the acquired businesses were established by the respective companies using methods, assumptions and procedures then in effect which may differ from the Company's current reserving bases. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the aggregated historical results shown in the triangles.
The Company has also revalued all historical data using exchange rates at December 31, 2016 in order to mitigate the effect of foreign exchange on the development throughout the triangles. Due to currency mix changes from one year end to the next, revaluation of incurred losses will result in different year-on-year movements within the triangles with each annual presentation. This approach for handling foreign exchange movements within the triangles differs somewhat from the underlying calculation of prior year development in our financial statements due the inclusion of historical loss payments as well as reserves and the level of granularity used in the calculation. The differences have been deemed not to be material.
The number of reported claims is provided for the Insurance segment on a per claim basis and excludes those claims which closed with no payment. It should be noted that certain claims may eventually close with no payment in the future at which time the claims will be excluded on a prospective basis. The number of reported claims can vary over time due to changes in mix of business and policy terms and conditions. For the Reinsurance segment, the number of reported claims is not provided due to the common industry practice of cedants reporting loss information for proportional treaties on a bulk basis without comprehensive claim details. Therefore, it is impractical to provide meaningful claim count detail for our Reinsurance business.
The Average Annual Percentage Payout of Incurred Losses for each age has been derived using a weighted average of all cumulative paid amounts as a percentage of 2016 incurred losses and allocated loss expenses. The average annual percentage payout can change over time due to changes in business mix, policy terms and conditions as well as ceded reinsurance arrangements.
As previously noted, the process of establishing reserves for unpaid P&C claims can be complex and is subject to considerable variability, as it requires the use of judgment to make informed estimates. These estimates are based on numerous factors, and may be revised as additional experience and data become available, as new or improved methodologies are developed or as current laws change. In addition, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. This variability may result in either favorable or adverse development in the Incurred Loss and Allocated Loss Expense triangles provided by the Company. The variability experienced to date has been in line with management’s expectations given the underlying business written by the Company. We have provided additional commentary for the individual categories below:
For the Insurance Segment in total, while individual accident years have both favorable and adverse incremental development across the triangle, accident years 2007 to 2013 have all developed favorably since the first evaluation. The 2014 and 2015 accident years reflect modest adverse development due primarily to large loss activity in several lines that the Company does not view as a trend. In addition, the Company notes that these accident years are still relatively immature.
For the Insurance EPC category, individual accident years have generally developed favorably as updated loss estimates were received and volatility in the loss estimates decreased. The 2014 accident year experienced adverse development from the 2014 evaluation to the 2015 evaluation due to development on a large fire loss which occurred in late December 2014. The 2014 accident year then developed favorably from the 2015 evaluation to the 2016 evaluation. The 2015 accident year experienced adverse development from the first evaluation in 2015 to the second evaluation in 2016 due to movements on several claims in the international property and construction businesses.
For the Insurance Specialty category, individual accident years have generally developed favorably as updated loss estimates were received and volatility in the loss estimates decreased. This category includes a range of businesses with both short-tail and medium-tail exposures. Typically, development in the second year relates to short-tail lines with development on medium-tail business being reflected at subsequent evaluations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

For the Insurance Professional category, individual accident years have both favorable and adverse development across the triangle. These developments relate to the complexity associated with claims in this class of business. In 2008, the Company strengthened its reserves for the 2007 report/accident year due to the developing subprime-credit crisis. Due to the claims-made nature of the underlying Professional policies, the subprime-credit crisis impacted the 2008 to 2012 report years and reserves were re-allocated from the 2007 report year to these later years as claims developed. The cumulative impact of the credit crisis and developing loss trends were more severe than originally expected for these years. The 2014 and 2015 report years have experienced modest adverse development due to large loss activity in the international financial lines management liability book and the discontinued design subcontractors default portfolio.
For the Insurance Casualty category, individual accident years have both favorable and adverse development across the triangle. These developments relate to the complexity associated with claims in this class of business and the high level of attachment of the Company’s excess policies. The 2010 accident year experienced more adverse development than other accident years due to development on the Deepwater Horizon event. The 2013 to 2015 accident years reflect modest adverse development due to large loss activity relating to the excess casualty portfolio and strengthening of the excess and surplus portfolio and the newly acquired Allied business.
For the Reinsurance Segment in total, while individual accident years have both favorable and adverse incremental development across the triangle, all accident years except for the 2010 accident year developed favorably since the first evaluation. The adverse development since the first evaluation for the 2010 accident year was very modest.
For the Reinsurance Property and Other Short Tail category, individual accident years have generally developed favorably as updated loss estimates were received and volatility in the loss estimates decreased. The two outliers were the 2010 and 2012 accident years where there was modest adverse development related to large loss events from the business acquired in the Catlin Acquisition. Specifically, the 2010 adverse development relates to the Buncefield Explosion and the New Zealand Darfield Earthquake and the 2012 development relates to Costa Concordia and Superstorm Sandy. The favorable development on the 2011 year relates in part to reductions on the Japan Earthquake and Tsunami event also within the business acquired in the Catlin Acquisition. As noted earlier, the historical reserves for the acquired businesses were established by the respective companies using methods, assumptions and procedures then in effect which may differ from the Company's current reserving bases.
For the Reinsurance Casualty and Other Long Tail category, the earlier years had modest favorable development and the later years had modest adverse development. The adverse development for the later accident years relates to changes in reserving methodology for certain long tailed lines of business that occurred in calendar years 2012 and 2015. In 2012, the Company changed its methodology to hold an explicit discount on loss reserves for U.K. bodily injury claims expected to settle via Periodical Payment Orders ("PPOs"). As these claims became more prevalent and costly, reserves were strengthened on an undiscounted basis. However, with the implementation of discounting, there was a minimal change in the loss reserves, net of the discount. Similarly, a significant portion of the increase in the Incurred Losses and Allocated Loss Expense, Net of Reinsurance for the 2015 calendar year is due to a change in the methodology used to determine the undiscounted ultimate losses for the reinsurance workers' compensation liabilities acquired in the Catlin Acquisition resulting in a large increase in the undiscounted losses but an insignificant change in the discounted losses.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Total Property and Casualty

(in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$4,632,657	$4,806,850	$4,718,961	$4,684,540	$4,689,256	$4,569,019	$4,541,978	$4,519,599	$4,432,150	$4,390,981	$246,827	N/A
2008		5,504,796	5,575,015	5,503,422	5,524,325	5,479,907	5,449,364	5,417,072	5,357,648	5,322,204	307,738	N/A
2009			4,622,547	4,627,569	4,542,408	4,556,902	4,550,362	4,550,542	4,422,167	4,392,904	317,583	N/A
2010				4,983,044	5,111,634	5,002,061	5,026,101	4,974,782	4,957,474	4,981,939	464,306	N/A
2011					6,236,775	6,187,474	6,111,779	5,980,635	6,116,046	6,083,796	558,008	N/A
2012						5,697,958	5,660,616	5,640,576	5,754,387	5,663,926	715,827	N/A
2013							5,558,316	5,554,791	5,523,695	5,426,144	1,082,491	N/A
2014								5,183,056	5,369,393	5,397,264	1,396,883	N/A
2015									5,354,494	5,498,206	1,962,006	N/A
2016										6,005,506	3,425,518	N/A
										$53,162,870	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$521,083	$1,289,961	$2,055,288	$2,587,918	$3,126,834	$3,397,370	$3,612,934	$3,744,872	$3,822,207	$3,894,280
2008		788,760	1,994,235	2,857,474	3,446,415	3,947,203	4,240,640	4,450,875	4,582,409	4,700,567
2009			638,179	1,530,295	2,192,791	2,655,163	3,117,922	3,366,917	3,551,474	3,663,224
2010				840,030	1,855,407	2,645,868	3,144,278	3,521,163	3,851,827	4,084,244
2011					1,246,596	2,872,319	3,664,970	4,242,053	4,737,827	5,021,000
2012						952,158	2,256,973	3,149,842	3,802,042	4,199,766
2013							976,023	2,194,912	3,049,907	3,614,076
2014								957,525	2,250,446	3,090,343
2015									970,277	2,152,569
2016										1,192,137
										$35,612,206
	All outstanding liabilities prior to 2007, net of reinsurance									2,501,779
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$20,052,443

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
17%	22%	15%	10%	9%	6%	3%	3%	3%	1%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Insurance Segment

(in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$3,258,668	$3,490,955	$3,426,696	$3,431,600	$3,442,331	$3,329,848	$3,317,676	$3,318,423	$3,274,775	$3,246,355	$158,351	45.542
2008		3,891,682	3,969,259	3,935,499	3,974,071	3,918,450	3,889,538	3,857,758	3,822,133	3,786,671	186,723	54.952
2009			3,472,222	3,499,124	3,458,320	3,480,715	3,483,027	3,500,575	3,369,614	3,346,817	190,193	54.896
2010				3,702,458	3,809,102	3,699,234	3,735,809	3,688,045	3,661,919	3,697,761	313,815	61.416
2011					4,014,389	3,986,420	4,009,166	3,921,559	4,026,511	4,001,271	379,349	65.437
2012						3,870,871	3,799,876	3,800,046	3,921,415	3,851,259	468,002	70.919
2013							3,942,360	4,003,359	3,978,956	3,924,048	802,611	78.018
2014								3,748,154	3,917,364	3,978,436	1,052,314	87.491
2015									3,849,731	4,039,203	1,418,476	94.229
2016										4,160,269	2,358,172	65.684
										$38,032,090	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$367,171	$930,428	$1,462,857	$1,884,318	$2,333,047	$2,549,256	$2,715,861	$2,822,610	$2,896,977	$2,943,144
2008		461,606	1,339,577	1,973,577	2,427,033	2,843,188	3,069,812	3,234,869	3,337,607	3,415,212
2009			462,090	1,140,796	1,666,673	2,043,196	2,432,021	2,634,783	2,787,167	2,865,558
2010				607,658	1,377,513	1,978,027	2,370,062	2,685,015	2,914,856	3,072,546
2011					649,690	1,617,155	2,216,640	2,653,619	3,062,399	3,290,213
2012						634,043	1,471,761	2,079,400	2,578,639	2,886,674
2013							657,753	1,509,232	2,141,332	2,597,422
2014								669,745	1,597,123	2,263,643
2015									691,253	1,563,019
2016										861,429
										$25,758,860
	All outstanding liabilities prior to 2007, net of reinsurance									1,069,908
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$13,343,138

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
16%	21%	16%	11%	10%	6%	4%	3%	3%	1%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

EPC (in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$439,938	$394,730	$385,373	$365,395	$364,454	$361,632	$358,820	$357,009	$356,106	$355,709	$(213)	5,380
2008		841,913	834,562	806,976	782,005	777,476	769,906	774,108	768,610	767,031	10,701	9.013
2009			400,045	382,644	364,526	356,069	349,819	345,668	344,108	342,072	6,549	7.596
2010				596,340	611,917	589,119	571,375	565,494	574,091	568,574	(5,681)	8.532
2011					979,353	911,684	890,820	857,510	846,315	842,481	7,165	10.172
2012						689,032	660,128	635,712	636,896	626,132	6,086	11.131
2013							740,573	715,909	690,102	684,578	9,763	12.141
2014								703,860	735,789	723,382	6,921	14.609
2015									791,724	812,247	64,949	16.424
2016										969,709	228,630	15.279
										$6,691,915	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$69,288	$208,210	$298,622	$316,321	$329,883	$341,442	$347,421	$348,059	$350,602	$351,151
2008		152,946	467,537	604,163	653,749	730,513	748,607	752,294	747,374	750,022
2009			84,638	190,194	254,420	287,809	311,335	313,434	328,222	331,246
2010				166,353	380,649	476,832	526,375	543,985	542,011	547,486
2011					211,176	610,086	744,330	784,418	813,298	815,694
2012						161,117	389,827	531,299	574,467	593,981
2013							165,460	452,805	586,539	636,623
2014								180,735	504,925	645,682
2015									224,497	484,431
2016										324,575
										$5,480,891
	All outstanding liabilities prior to 2007, net of reinsurance									24,692
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$1,235,716

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
26%	38%	20%	6%	5%	1%	1%	—%	1%	1%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Specialty (in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$825,002	$852,759	$847,085	$837,517	$832,003	$813,822	$802,825	$782,043	$803,587	$799,817	$4,787	18.554
2008		875,540	934,797	884,249	863,902	851,059	839,237	813,581	830,905	826,097	3,738	22.083
2009			987,010	978,410	909,964	882,725	872,379	862,563	807,644	798,315	1,770	20.875
2010				1,004,165	962,021	894,249	875,392	849,972	838,086	837,473	12,588	24.437
2011					975,525	974,012	945,212	901,762	915,622	908,417	34,269	25,070
2012						1,009,999	950,530	917,430	901,214	890,061	19,757	27.855
2013							940,906	979,459	943,553	941,582	45,919	31.103
2014								945,355	964,163	948,242	66,235	36.659
2015									967,064	1,027,349	137,686	39.552
2016										1,065,208	386,279	28.418
										$9,042,561	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$249,996	$468,074	$608,006	$675,749	$711,472	$739,870	$758,150	$774,511	$776,816	$779,786
2008		244,084	511,167	637,898	699,636	742,474	767,795	786,003	791,620	797,195
2009			311,190	552,213	660,099	712,561	736,233	754,577	764,637	767,565
2010				317,829	548,616	660,232	714,045	757,382	774,635	783,693
2011					294,082	603,843	738,976	794,906	817,521	840,552
2012						310,705	589,660	698,093	767,416	804,007
2013							331,485	596,425	716,825	792,004
2014								338,376	618,150	749,446
2015									335,018	656,573
2016										409,665
										$7,380,486
	All outstanding liabilities prior to 2007, net of reinsurance									139,887
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$1,801,962

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
35%	30%	14%	7%	4%	3%	2%	1%	1%	1%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Professional (in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$911,695	$1,130,926	$1,106,630	$1,061,995	$1,070,028	$995,364	$993,007	$1,000,256	$944,024	$928,677	$68,144	4.371
2008		1,033,982	1,087,436	1,131,685	1,221,906	1,195,931	1,174,486	1,167,289	1,136,720	1,114,924	60,568	5.187
2009			968,336	1,036,140	1,094,824	1,158,091	1,196,078	1,202,994	1,169,232	1,164,825	77,399	5.589
2010				989,432	984,780	957,486	1,035,571	996,024	1,016,013	1,061,340	113,635	5.418
2011					967,386	960,895	1,012,458	1,027,504	1,104,107	1,111,524	162,147	5.253
2012						976,450	976,593	1,011,363	1,124,437	1,117,970	212,997	5,320
2013							965,875	963,634	942,022	922,634	339,380	5.595
2014								747,671	799,952	843,003	371,270	5.969
2015									755,087	800,568	493,667	6.391
2016										730,198	654,395	3.704
										$9,795,663	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$25,207	$111,289	$240,287	$421,654	$540,255	$612,498	$692,492	$738,301	$776,445	$801,141
2008		17,987	185,149	346,923	516,426	697,071	782,381	853,405	911,634	969,698
2009			22,350	161,125	337,568	507,629	745,836	838,990	922,453	948,015
2010				21,803	155,845	324,580	480,475	623,975	735,626	803,916
2011					28,625	144,365	315,130	480,248	683,043	815,129
2012						44,486	195,088	378,059	591,820	713,165
2013							36,582	152,052	304,503	457,890
2014								17,042	138,832	312,548
2015									22,521	139,345
2016										23,462
										$5,984,309
	All outstanding liabilities prior to 2007, net of reinsurance									140,029
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$3,951,383

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3%	13%	16%	16%	15%	9%	6%	4%	4%	1%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Casualty and other (in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$1,082,033	$1,112,540	$1,087,608	$1,166,693	$1,175,846	$1,159,030	$1,163,024	$1,179,115	$1,171,058	$1,162,152	$85,633	17.237
2008		1,140,247	1,112,464	1,112,589	1,106,258	1,093,984	1,105,909	1,102,780	1,085,898	1,078,619	111,716	18.669
2009			1,116,831	1,101,930	1,089,006	1,083,830	1,064,751	1,089,350	1,048,630	1,041,605	104,475	20.836
2010				1,112,521	1,250,384	1,258,380	1,253,471	1,276,555	1,233,729	1,230,374	193,273	23.029
2011					1,092,125	1,139,829	1,160,676	1,134,783	1,160,467	1,138,849	175,768	24.942
2012						1,195,390	1,212,625	1,235,541	1,258,868	1,217,096	229,162	26.613
2013							1,295,006	1,344,357	1,403,279	1,375,254	407,549	29.179
2014								1,351,268	1,417,460	1,463,809	607,888	30.254
2015									1,335,856	1,399,039	722,174	31.862
2016										1,395,154	1,088,868	18.283
										$12,501,951	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$22,680	$142,855	$315,942	$470,594	$751,437	$855,446	$917,798	$961,739	$993,114	$1,011,066
2008		46,589	175,724	384,593	557,222	673,130	771,029	843,167	886,979	898,297
2009			43,912	237,264	414,586	535,197	638,617	727,782	771,855	818,732
2010				101,673	292,403	516,383	649,167	759,673	862,584	937,451
2011					115,807	258,861	418,204	594,047	748,537	818,838
2012						117,735	297,186	471,949	644,936	775,521
2013							124,226	307,950	533,465	710,905
2014								133,592	335,216	555,967
2015									109,217	282,670
2016										103,727
										$6,913,174
	All outstanding liabilities prior to 2007, net of reinsurance									765,300
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$6,354,077

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
7%	14%	16%	13%	13%	8%	5%	4%	3%	3%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Reinsurance Segment

(in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$1,373,989	$1,315,895	$1,292,265	$1,252,940	$1,246,925	$1,239,171	$1,224,302	$1,201,176	$1,157,375	$1,144,626	$88,476	N/A
2008		1,613,114	1,605,756	1,567,923	1,550,254	1,561,457	1,559,826	1,559,314	1,535,515	1,535,533	121,015	N/A
2009			1,150,325	1,128,445	1,084,088	1,076,187	1,067,335	1,049,967	1,052,553	1,046,087	127,390	N/A
2010				1,280,586	1,302,532	1,302,827	1,290,292	1,286,737	1,295,555	1,284,178	150,491	N/A
2011					2,222,386	2,201,054	2,102,613	2,059,076	2,089,535	2,082,525	178,659	N/A
2012						1,827,087	1,860,740	1,840,530	1,832,972	1,812,667	247,825	N/A
2013							1,615,956	1,551,432	1,544,739	1,502,096	279,880	N/A
2014								1,434,902	1,452,029	1,418,828	344,569	N/A
2015									1,504,763	1,459,003	543,530	N/A
2016										1,845,237	1,067,346	N/A
										$15,130,780	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$153,912	$359,533	$592,431	$703,600	$793,787	$848,114	$897,073	$922,262	$925,230	$951,136
2008		327,154	654,658	883,897	1,019,382	1,104,015	1,170,828	1,216,006	1,244,802	1,285,355
2009			176,089	389,499	526,118	611,967	685,901	732,134	764,307	797,666
2010				232,372	477,894	667,841	774,216	836,148	936,971	1,011,698
2011					596,906	1,255,164	1,448,330	1,588,434	1,675,428	1,730,787
2012						318,115	785,212	1,070,442	1,223,403	1,313,092
2013							318,270	685,680	908,575	1,016,654
2014								287,780	653,323	826,700
2015									279,024	589,550
2016										330,708
										$9,853,346
	All outstanding liabilities prior to 2007, net of reinsurance									1,431,871
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$6,709,305

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
20%	24%	15%	8%	5%	4%	1%	2%	3%	1%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Property and Other Short-tail Lines (in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$655,785	$612,847	$591,325	$576,823	$556,160	$543,586	$542,517	$531,757	$505,908	$504,777	$9,948	N/A
2008		922,391	913,108	893,143	870,757	855,385	851,340	855,891	849,351	856,596	22,281	N/A
2009			574,748	541,926	507,488	488,419	479,539	474,526	468,240	472,758	4,958	N/A
2010				821,119	842,728	846,563	852,550	857,788	840,206	840,582	26,847	N/A
2011					1,728,879	1,697,826	1,617,499	1,589,207	1,593,064	1,585,694	42,172	N/A
2012						1,268,108	1,294,768	1,285,569	1,255,565	1,243,866	69,188	N/A
2013							1,068,975	1,011,548	975,565	939,295	45,977	N/A
2014								865,668	855,081	814,558	57,491	N/A
2015									878,711	829,691	163,854	N/A
2016										1,140,759	531,843	N/A
										$9,228,576	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$128,299	$274,682	$427,810	$470,765	$487,471	$491,862	$503,233	$497,701	$478,062	$483,023
2008		291,995	541,613	693,174	757,091	784,005	801,027	805,951	803,919	816,877
2009			145,413	307,294	389,835	421,579	441,032	445,905	445,861	453,626
2010				215,463	429,578	577,128	639,012	665,932	734,453	783,155
2011					581,324	1,196,404	1,344,405	1,432,899	1,472,992	1,493,813
2012						293,705	713,154	933,717	1,028,319	1,068,475
2013							291,534	604,497	768,385	819,523
2014								250,708	556,548	658,511
2015									236,009	472,543
2016										265,695
										$7,315,241
	All outstanding liabilities prior to 2007, net of reinsurance									287,838
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$2,201,173

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
29%	34%	17%	7%	3%	4%	2%	1%	(1)%	1%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Casualty and Other Long-Tail Lines (in thousands)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Number of Claims
2007	$718,204	$703,048	$700,940	$676,117	$690,765	$695,585	$681,785	$669,419	$651,467	$639,849	$78,528	N/A
2008		690,723	692,648	674,780	679,497	706,072	708,486	703,423	686,164	678,937	98,734	N/A
2009			575,577	586,519	576,600	587,768	587,796	575,441	584,313	573,329	122,432	N/A
2010				459,467	459,804	456,264	437,742	428,949	455,349	443,596	123,644	N/A
2011					493,507	503,228	485,114	469,869	496,471	496,831	136,487	N/A
2012						558,979	565,972	554,961	577,407	568,801	178,637	N/A
2013							546,981	539,884	569,174	562,801	233,903	N/A
2014								569,234	596,948	604,270	287,078	N/A
2015									626,052	629,312	379,676	N/A
2016										704,478	535,503	N/A
										$5,902,204	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$25,613	$84,851	$164,621	$232,835	$306,316	$356,252	$393,840	$424,561	$447,168	$468,113
2008		35,159	113,045	190,723	262,291	320,010	369,801	410,055	440,883	468,478
2009			30,676	82,205	136,283	190,388	244,869	286,229	318,446	344,040
2010				16,909	48,316	90,713	135,204	170,216	202,518	228,543
2011					15,582	58,760	103,925	155,535	202,436	236,974
2012						24,410	72,058	136,725	195,084	244,617
2013							26,736	81,183	140,190	197,131
2014								37,072	96,775	168,189
2015									43,015	117,007
2016										65,013
										$2,538,105
	All outstanding liabilities prior to 2007, net of reinsurance									1,144,033
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$4,508,132

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
5%	9%	10%	10%	9%	7%	7%	6%	6%	4%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Reconciliation

(U.S. dollars in thousands)	December 31, 2016
Net outstanding liabilities
Insurance Segment
EPC	$1,235,716
Specialty	1,801,962
Professional	3,951,383
Casualty and other	6,354,077
Reinsurance Segment
Property and Other Short-Tail lines	2,201,173
Casualty and Other Long-Tail lines	4,508,132
Subtotal, disaggregated triangles	$20,052,443

Unallocated loss expenses	482,680
Discount (1)	(413,522)
Provision for uncollectible reinsurance	42,119
Other	295,551
Total net liability for unpaid losses and loss expenses	20,459,271

Reinsurance recoverable on unpaid losses
Insurance Segment
EPC	$486,595
Specialty	524,545
Professional	1,195,720
Casualty	2,836,800
Reinsurance Segment
Property and Other Short-Tail lines	242,845
Casualty and Other Long-Tail lines	122,190
Other	71,605
Total recoverable on unpaid losses and loss expenses	$5,480,300

Unpaid losses and loss expenses	$25,939,571
____________

(1)
As noted in Note 10(c), "Losses and Loss Expenses - Loss Reserve Discounting," the Company discounts only certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio.

(b) Net losses and loss expenses incurred
Net losses and loss expenses incurred for the years indicated are comprised of:

(U.S. dollars in thousands)	2016	2015	2014
Loss and loss expenses payments	$6,828,012	$6,505,075	$4,499,642
Change in unpaid losses and loss expenses	976,401	(168,263)	(514,406)
Change in unpaid losses and loss expenses recoverable	(238,086)	(440,189)	(48,536)
Paid loss recoveries	(1,493,492)	(1,130,423)	(678,307)
Net losses and loss expenses incurred	$6,072,835	$4,766,200	$3,258,393
The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in thousands)	2016	2015	2014
Insurance segment	$(91,459)	$(65,030)	$(99,758)
Reinsurance segment	(210,083)	(241,600)	(155,314)
Total	$(301,542)	$(306,630)	$(255,072)

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The significant developments in prior year loss reserve estimates for each of the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.
Insurance Segment
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2016	2015	2014
EPC	$(38,366)	$(6,447)	$(57,465)
Specialty	(5,655)	(93,043)	(82,756)
Professional	$10,813	$5,740	$17,092
Casualty and other	(58,251)	28,720	23,371
Total	$(91,459)	$(65,030)	$(99,758)
Net favorable prior year reserve development of $91.5 million for the year ended December 31, 2016 for the Insurance segment. This amount differs from the implied change in ultimate losses that can be calculated from the above triangles because the triangles exclude accident years prior to 2007 as well as minor business and, as noted earlier, utilize a different approach for handling foreign exchange. The total net prior year development of $91.5 million was driven by the following:

•
For EPC lines, net prior year development was $38.4 million favorable. This was driven by reflecting better than expected reported non-catastrophe loss experience, particularly on the more recent years in the energy book, and reductions in our estimates for prior year catastrophe losses.

•
For specialty lines, net prior year development was $5.7 million favorable. This was driven by releases of $19.8 million in the marine business due to better than expected reported loss experience on the cargo, hull and liability businesses, and $5.9 million in fine art and species to reflect benign reported loss activity. This was partially offset by strengthening of $26.0 million in Accident and Health driven by deteriorations in recent accident years in the U.S. and Switzerland books.

•
For professional lines, net prior year development was $10.8 million adverse. This was driven by significant large loss experience on the international financial lines management liability book, particularly on the 2015 report year and strengthening in more recent years on the discontinued design subcontractors default portfolio. This was partially offset by better than expected loss experience reported on the Bermuda directors and officers and employment practices liability portfolio and reductions in our estimates on the design practice book.

•
For casualty and other lines, net prior year development was $58.3 million favorable. This was driven by releases of $72.2 million in international casualty primarily to reflect better than expected loss experience reported on the general and professional liability portfolio, predominantly on the 2011 and prior years, and $21.7 million in discontinued casualty primarily due to our reassessment of the IBNR provision for a large risk U.S. Casualty portfolio discontinued prior to 2008, following favorable claims resolutions in recent years. This was partially offset by strengthening to reflect worse than expected loss experience reported on more recent years in the excess and surplus portfolio and the newly acquired Allied business.

Net favorable prior year reserve development totaled $65.0 million for the Insurance segment for the year ended December 31, 2015. Specialty benefited from releases in marine, the discontinued international political risk portfolio due to a favorable settlement of a loss on the 2009 accident year, and reductions in the discontinued specialty book. Casualty was subject to adverse development with deteriorations in excess and surplus and a large claim in the surety portfolio partially offset by releases in the excess casualty book and international casualty reflecting better than expected loss experience. Strengthening in the core U.S. standard commercial book and select accountants and public entities portfolios led to overall adverse development in Professional.
Net favorable prior year reserve development totaled $99.8 million for the Insurance segment for the year ended December 31, 2014. Specialty benefited from a release in aerospace and the discontinued international political risk portfolio due to better than expected loss experience reported. Better than expected loss experience reported for the non-catastrophe exposures primarily in the 2013 accident year led to a release in property. Casualty experienced strengthening in the U.S. environmental portfolio, Lloyd's middle market book and the U.S. primary casualty lines due to worse than expected loss experience from 2008 through 2013, while a strengthening in the core U.S. standard commercial book drove a strengthening in Professional.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the indicated years ended December 31:

(U.S. dollars in thousands)	2016	2015	2014
Property and Other Short-Tail Lines	$(134,440)	$(173,754)	$(85,324)
Casualty and Other Long-Tail Lines	(75,643)	(67,846)	(69,990)
Total	$(210,083)	$(241,600)	$(155,314)
Net favorable prior year reserve development for the year ended December 31, 2016 totaled $210.1 million for the Reinsurance segment. This amount differs from the implied change in ultimate losses that can be calculated from the above triangles because the triangles exclude accident years prior to 2007 as well as minor business and, as noted earlier, utilize a different approach for handling foreign exchange. The total net prior year development of $210.1 million was attributable to the following:

•	Net favorable prior year development for the short-tail lines totaled $134.4 million. Details of the significant components are as follows:

◦	For property catastrophe lines, net prior year development was $76.6 million favorable primarily due to IBNR release on older catastrophes and better than expected experience.

◦
For property other lines, net prior year development was $25.6 million favorable mainly due to better than expected development on attritional losses on the Property lines partially offset by adverse developments on the crop book.

◦	For specialty lines, net prior year development was $32.2 million favorable arising from better than expected development on attritional losses, predominantly on the marine book.

•	Net favorable prior year development for the long-tail lines totaled $75.6 million. Details of the significant components are as follows:

◦	For casualty lines, net prior year development was $65.5 million favorable due to better than expected development on attritional losses for the 2013 and prior years of account.

◦	For other lines, net prior year development was $10.0 million favorable largely due to better than expected development on attritional losses on the whole account book.
Net favorable prior year reserve development totaled $241.6 million for the year ended December 31, 2015. The short-tail lines benefited from $88.9 million in favorable development from Property other lines, $50.3 million favorable development in property catastrophe lines and $34.6 million in favorable development within specialty lines. The release in long tail lines was due to favorable development of $40.1 million and $27.8 million in casualty and other, respectively.
Net favorable prior year reserve development totaled $155.3 million for the year ended December 31, 2014. The short-tail lines benefited from $63.4 million in favorable development from Property other lines and $34.4 million in favorable marine and aviation development, partially offset by adverse property catastrophe development of $12.4 million. The release in long-tail lines was due to favorable development of $44.3 million and $25.7 million in casualty and other, respectively.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company's historical results.
(c) Loss Reserve Discounting
Except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, the Company does not discount its unpaid losses and loss expenses.
The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 3.75% in 2016 and 2015. The interest rate

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

approximates the implied return on the market-based assets supporting the expected cash flows of our liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2016 and 2015 on an undiscounted basis were $727.4 million and $747.4 million, respectively. The aggregate discount for the time value of money deducted to derive the liability for unpaid losses and loss expenses were $287.7 million and $302.1 million at December 31, 2016 and 2015, respectively. The related discounted unpaid losses and loss expenses were $439.7 million and $445.3 million at December 31, 2016 and 2015, respectively. The interest accretion related to the unwind of the discounted reserves was $18.6 million and $7.8 million during the years ended December 31, 2016 and 2015, respectively. This interest accretion was recorded in the incurred loss line as adverse prior year development.
The Company records a specific reserve allowance for Periodical Payment Orders ("PPOs") related to bodily injury liability claims. This allowance includes the unpaid losses for claims already settled and notified as PPOs at December 31, 2016, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses was discounted using an interest rate of 2% at both December 31, 2016 and 2015. Unpaid losses and loss expenses, net of reinsurance, at December 31, 2016 and 2015 on an undiscounted basis were $281.6 million and $298.1 million, respectively. The aggregate discount for the time value of money deducted to derive the liability for the unpaid losses and loss expenses were $125.9 million and $130.2 million at December 31, 2016 and 2015 After discounting the future care element, the unpaid losses and loss expenses were $155.7 million and $167.9 million at December 31, 2016 and 2015, respectively. The decrease in the net undiscounted unpaid losses and loss expenses between December 31, 2016 and 2015 is mainly due to foreign exchange rate movements. The interest accretion related to the unwind of the discounted reserves was $2.8 million and $2.6 million during the calendar years ended December 31, 2016 and 2015, respectively. This interest accretion was recorded in the incurred loss line as adverse prior year development.
(d) Discontinued Asbestos and Run-Off Environmental Related Claims
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

A reconciliation of the opening and closing unpaid losses and loss expenses related to discontinued asbestos and run-off environmental exposure claims for the years indicated is as follows:

Year ended December 31, (U.S. dollars in thousands)	2016	2015	2014
Net unpaid losses and loss expenses at beginning of year	$93,704	$81,416	$80,435
Net incurred losses and loss expenses	9,042	15,663	8,903
Less net paid losses and loss expenses	9,912	9,087	7,922
Net increase (decrease) in unpaid losses and loss expenses	$(870)	$6,576	$981
Acquired reserves	—	5,712	—
Net unpaid losses and loss expenses at end of year	92,834	93,704	81,416
Unpaid losses and loss expenses recoverable at end of year	83,430	93,688	100,537
Gross unpaid losses and loss expenses at end of year	$176,264	$187,392	$181,953
Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $60.3 million, $65.1 million and $49.3 million at December 31, 2016, 2015 and 2014, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.
At December 31, 2016, the Company had 2,417 open claim files for potential discontinued asbestos claims exposures and 458 open claim files for potential run-off environmental claims exposures. Approximately 34%, 32% and 46% of the open claim files are due to precautionary claim notices in 2016, 2015 and 2014, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The increase in total open claim files during 2015 was largely due to the Catlin Acquisition, as noted above.
The development of the number of open claim files for potential discontinued asbestos and run-off environmental claims, including precautionary claims, is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2013	1,097	338
New claims reported in 2014	456	190
Claims resolved in 2014	(154)	(69)
Total number of claims outstanding at December 31, 2014	1,399	459
New claims reported in 2015	272	67
Claims resolved in 2015	(246)	(96)
Reserves acquired in 2015	1,166	—
Total number of claims outstanding at December 31, 2015	2,591	430
New claims reported in 2016	579	69
Claims resolved in 2016	(753)	(41)
Total number of claims outstanding at December 31, 2016	2,417	458
The Company’s reserving process includes an ongoing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and IBNR claims.
The estimation of loss and loss expense liabilities for discontinued asbestos and run-off environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretations and application of insurance and reinsurance coverage and liability; (ii) the lack of reliable available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to discontinued asbestos and run-off environmental exposures are less than 1% of the total net reserves at December 31, 2016 and 2015, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provisions for its discontinued asbestos and run-off environmental exposures and is unaware of any specific issues that would significantly affect its estimate of loss and loss expenses.

11. Future Policy Benefit Reserves
Net future policy benefit reserves are comprised of the following:

As of December 31 (U.S. dollars in thousands)	2016	2015
Traditional Life	$737,252	$792,001
Annuities	2,768,795	3,371,499
Gross future policy benefit reserves	$3,506,047	$4,163,500
Reinsurance recoverable - GreyCastle Life Retro Arrangements	(3,072,615)	(3,719,131)
Reinsurance recoverable - U.S. Term Life Retro Arrangements	(270,238)	(284,481)
Reinsurance recoverable - Other life retrocessions	(10,997)	(13,801)
Net future policy benefit reserves	$152,197	$146,087
The Company entered into long duration contracts that subject the Company to mortality and morbidity risks and that were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. At December 31, 2016 and 2015, the average interest rate used for the determination of the future policy benefits for these contracts was 4.0% and 3.3%, respectively. Gross future policy benefit reserves for the years ended December 31, 2016 and 2015 were $3.5 billion and $4.2 billion, respectively. The decrease in gross future policy benefit reserves during 2016 was from normal course releases on single premium annuities in line with the benefits paid and mortality of underlying policyholders, as well as foreign exchange movements.
Under the terms of the transaction described in Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," the Company has reinsured $3.1 billion and $3.7 billion at December 31, 2016 and 2015, respectively, of its future policy benefit reserves under the GreyCastle Life Retro Arrangements. The Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the contractual right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within "Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)" on the consolidated balance sheets, and is comprised of the following at December 31, 2016 and 2015:

(U.S. dollars in thousands)	2016	2015
Assets held on a funds withheld basis relating to the GreyCastle Life Retro Arrangements	$4,071,583	$4,633,760
Reinsurance recoverable from GCLR	(3,072,615)	(3,719,131)
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)	$998,968	$914,629
The Company has also reinsured an additional $270.2 million and $284.5 million at December 31, 2016 and 2015, respectively, of its U.S. Term Life future policy benefit reserves ("U.S. Term Life Retro Arrangements"). The Company continues to own, on a funds withheld basis, assets supporting the U.S. Term Life Retro Arrangements. Based upon the contractual right of offset, the funds withheld liability is recorded net of future policy benefit reserves recoverable, and is included within "Reinsurance balances payable" on the consolidated balance sheets.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The effect of reinsurance and retrocessional activity on premiums written and earned from property and casualty operations is shown below:

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Direct	$9,166,627	$7,847,236	$5,450,868	$9,142,690	$7,717,173	$5,173,403
Assumed	4,458,981	2,821,771	2,310,621	4,074,817	3,465,421	2,343,329
Ceded	(3,394,972)	(2,780,183)	(1,994,280)	(3,451,620)	(3,018,410)	(1,799,294)
Net	$10,230,636	$7,888,824	$5,767,209	$9,765,887	$8,164,184	$5,717,438
The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.7 billion, $1.6 billion and $0.7 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents an analysis of total unpaid losses and loss expenses recoverable for the years ended December 31:

(U.S. dollars in thousands)	2016	2015
P&C Operations	$5,480,300	$5,248,905
Corporate and Other	10,997	13,801
Total unpaid losses and loss expenses recoverable	$5,491,297	$5,262,706
The table above excludes a combined $3.1 billion and $0.3 billion of the Company's future policy benefit reserve recoverables under the GreyCastle Life Retro Arrangements and U.S. Term Life Retro Arrangements, as defined in Note 11, "Future Policy Benefit Reserves," respectively, and are also excluded from the remainder of this disclosure.
At December 31, 2016 and 2015, the total reinsurance assets of $6.1 billion and $5.7 billion, respectively, included reinsurance balances receivable for paid losses and loss expenses of $577.5 million and $418.7 million, respectively, with $5.5 billion and $5.3 billion of unpaid losses and loss expenses recoverable, including ceded losses incurred but not reported for each year end. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and, while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.
At December 31, 2016 and 2015, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable was $62.8 million and $82.1 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.
The Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $4.1 billion and $3.8 billion at December 31, 2016 and 2015, respectively, collateralizing reinsurance recoverables with respect to certain reinsurers.
Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The total allowance recorded relating to unpaid loss and loss expense recoverables was $42.1 million and $58.2 million at December 31, 2016 and 2015, respectively.
The Company uses an aging analysis to estimate uncollectible reinsurance balances receivable relating to paid losses in addition to recording allowances relating to any specific balances with known collectibility issues, irrespective of aging. The balances are aged from the date the expected recovery was billed to the reinsurer. Provisions are applied at specified percentages of the outstanding balances based upon the aging profile. Allowances otherwise required as a result of the aging process may not be recorded to the extent that specific facts and circumstances exist that lead management to believe that

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

amounts will ultimately be collectible. The total allowance recorded relating to reinsurance balances receivable was $20.7 million and $23.9 million at December 31, 2016 and 2015, respectively.
At December 31, 2016, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
At December 31, 2016 and 2015, approximately 95% and 96%, respectively, of the total outstanding unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral held, was due from reinsurers with a financial strength rating of "A" or better. The following is an analysis of the total recoverable and reinsurance balances receivable, net of collateral held, at December 31, 2016, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Co.	AA-/Stable	25.6%
Lloyd's Syndicates	A+/Stable	15.9%
Swiss Reinsurance Co.	AA-/Stable	7.2%
Transatlantic Reinsurance Company	A+/Stable	4.1%
Arch Reinsurance Company	A+/Negative	3.7%
AXIS Reinsurance Co.	A+/Stable	3.0%
The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable, net of collateral, at December 31, 2016:

Reinsurer Financial Strength Rating	% of Total
AAA	2.8%
AA	44.5%
A	48.1%
BBB	0.6%
BB and below	0.6%
Captives	3.3%
Not Rated	0.1%
Total	100.0%
13. Deposit Liabilities
The Company has entered into certain insurance and reinsurance policies that transfer insufficient risk under GAAP to be accounted for as insurance or reinsurance transactions and are recognized as deposits. These structured P&C agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 4, "Investments," for further information relating to the Company’s net investment income as well as realized and unrealized investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received.
At December 31, 2016 and 2015, total deposit liabilities were $1.1 billion and $1.2 billion, respectively. For the years ended December 31, 2016, 2015 and 2014, interest expense of $39.7 million, $42.2 million and $12.9 million, respectively, was recorded related to the accretion of deposit liabilities. During the second quarter of 2014, the Company negotiated the termination of one of its larger structured indemnity contracts and as a result a net decrease of $28.7 million was recorded to interest expense. See Note 7, "Derivative Instruments," for further information.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

14. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt as of December 31:

(U.S. dollars in thousands)	2016		2015
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	$300,000	$298,686	$300,000	$298,015
5.75% Senior Notes due 2021	400,000	397,953	400,000	397,523
6.375% Senior Notes due 2024	350,000	349,139	350,000	349,029
4.45% Subordinated Notes due 2025	500,000	493,329	500,000	492,521
6.25% Senior Notes due 2027	325,000	323,375	325,000	323,218
5.25% Senior Notes due 2043	300,000	296,427	300,000	296,294
5.5% Subordinated Notes due 2045	500,000	488,768	500,000	488,370
Total debt carrying value	$2,675,000	$2,647,677	$2,675,000	$2,644,970

_______________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $1.0 billion and $1.4 billion as of December 31, 2016 and December 31, 2015, respectively, for revolving loans to support general operating and financing needs. However, as of December 31, 2016 and December 31, 2015, $245 million and $527.1 million, respectively, were utilized under these facilities to issue letters of credit, leaving $755.0 million and $822.9 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent December 31, 2016 and December 31, 2015 accreted values.
All outstanding debt of the Company at December 31, 2016 and 2015, which is identified in the table above, was issued by XL-Cayman, a 100% owned subsidiary of XL-Bermuda (or, prior to the Redomestication, XL-Ireland). XL-Cayman's outstanding debt, other than the Senior Notes due 2024 and due 2027, historically was fully and unconditionally guaranteed by XL-Ireland. Such debt is now fully and unconditionally guaranteed by XL-Bermuda. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XL-Cayman to XL-Bermuda, on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures, including as guarantor of the obligations of XL-Cayman under the outstanding securities issued pursuant to such indentures.
The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 24, "Statutory Financial Data."
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
On March 30, 2015, XL-Cayman issued $500 million of subordinated notes due March 2045, with a fixed coupon of 5.5%, that were originally guaranteed by XL-Ireland, and are now guaranteed by XL-Bermuda. The notes are listed on the New York Stock Exchange. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to approximately $7.2 million. These costs were deferred and will be amortized over the term of the subordinated notes.
As a result of the Allied Acquisition described in Note 2(c), "Acquisitions and Disposals - Allied Acquisition" the Company assumed, and subsequently redeemed on June 15, 2016, $8.2 million of trust preferred securities, which bore interest at three-month LIBOR plus 3.75%.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

As a result of the Catlin Acquisition, the Company had assumed the following liabilities of Catlin, all of which were redeemed at par and extinguished in December of 2015:

•
Variable rate unsecured subordinated notes in the amounts of €7 million and $27 million due March 2035 and March 2036, respectively, issued by Catlin Underwriting (formerly Wellington Underwriting plc) in May 2006. The notes were subordinated to the claims of all senior creditors, as defined in the agreement governing the notes. The notes paid interest at a floating rate based on the rate on three-month deposits in U.S. dollars plus a margin of 295 basis points and 317 basis points, respectively. Interest was payable quarterly in arrears.

•
Variable rate unsecured subordinated notes in the amounts of $31 million, $10 million and €11 million due September 2036, issued by Catlin Underwriting, in July 2006. The notes were subordinated to the claims of all senior creditors, as defined in the agreement governing the notes. The notes paid interest at a floating rate based on the rate on three-month deposits in U.S. dollars plus a margin of 310 basis points, 300 basis points and 300 basis points, respectively. Interest is payable quarterly in arrears.

The Company recognized a $5.6 million loss on early extinguishment of debt for the year ended December 31, 2015.
XL-Cayman and the Company were in compliance with all covenants at December 31, 2016 and 2015, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several credit facilities provided on both syndicated and bilateral bases from commercial banks. As described in more detail below, the Company may utilize the full capacity of these credit facilities to issue letters of credit in support of non-admitted insurance and reinsurance operations in the U.S., and to meet capital requirements at Lloyd’s. Alternatively, under certain of the credit arrangements, the Company instead may elect to utilize a stated portion of such facilities' capacity for revolving loans to support other operating or financing needs, which would reduce the amount available for letters of credit. XL-Bermuda and several of its wholly-owned subsidiaries provide guarantees, on a joint and several basis, for obligations of the Company under certain of these facilities.
The Company’s available credit facilities at December 31 were as follows:

(U.S. dollars in thousands)	2016 (1)	2015 (1)
Total available credit facilities – commitments (2)	$3,991,687	$4,463,041
Letters of credit – in use	$2,345,293	$2,515,653
Collateralized by certain assets of the Company’s investment portfolio	48.6%	50.9%

____________

(1)	As of December 31, 2016 and December 31, 2015, there were fifteen available credit facilities.

(2)
As of December 31, 2016 and December 31, 2015 the stated portion of allowable credit facilities permitted to be utilized for revolving loans was $1.0 billion and $1.4 billion, respectively. However, as of December 31, 2016 and December 31, 2015, $245.0 million and $527.1 million, respectively, of such facilities' limits were utilized to issue letters of credit, leaving $755.0 million and $822.9 million, respectively, available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

Funds at Lloyd's
In November 2015, we entered into four bilateral unsecured credit agreements, each providing for $125 million of letters of credit for Funds at Lloyd’s purposes (FAL Facility I, FAL Facility II, FAL Facility III, and FAL Facility IV, collectively the "FAL Facilities") for an aggregate amount of $500 million. Each of the FAL Facilities expires in 2019. The FAL Facilities replaced four unsecured bilateral facilities available for utilization by Catlin-Bermuda for Funds at Lloyd's purposes that we terminated in November 2015.
Citi USA Facility
On June 10, 2015, XL-Cayman entered into the fifth amendment to the credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto (as amended, the "2015 Citi Facility"). The 2015 Citi Facility and a continuing agreement for standby letters of credit with Citibank, N.A. were initially entered into on May 7, 2013.
The 2015 Citi Facility and the continuing agreement for standby letters of credit provides for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $250 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2015 Citi Facility with the lender's and issuing lender's consent.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The commitments under the 2015 Citi Facility expire on, and such credit facility is available until, the earlier of (i) June 20, 2017 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
Goldman Sachs Facility
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
Citi EU Facility
On December 30, 2014, XLIB reduced the capacity available under a continuous letter of credit facility between XL Insurance (Bermuda) Ltd. and Citibank Europe plc (the "Citi EU Facility") from $750 million to $600 million. The Citi EU Facility is collateralized by pledged financial assets.
Syndicated Facilities
On August 5, 2016, the Company entered into agreements with a banking syndicate to provide: (a) a new secured credit facility that provides for the issuance of letters of credit up to $750 million (the "Secured Syndicated Facility"), and (b) a new unsecured credit facility that provides for the issuance of letters of credit and revolving credit loans up to $750 million (the "Unsecured Syndicated Facility", and together with the Secured Syndicated Facility, the "Syndicated Facilities"). The Company has the option to increase the maximum amount of letters of credit available under the facilities by $500 million in aggregate across the facilities. In connection with the Syndicated Facilities, the Company's previous syndicated credit agreements originally entered into in November 2013, as well as certain related security arrangements, were terminated. The commitments under the Syndicated Facilities are available until, the earlier of (i) August 5, 2021 (unless extended by the parties), and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
The availability of letters of credit under the Secured Syndicated Facility is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by the investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company's cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.
London Market Facility
The Company continues to maintain $250 million of available capacity pursuant to a continuous credit agreement between XL Bermuda Ltd and Citibank N.A. (the "London Market Facility") originally entered into in 1993, that is collateralized by pledged financial assets.
Credit Agricole Facilities
In November and December of 2016, we entered into two credit agreements with Credit Agricole Corporate and Investment Bank (“Credit Agricole Facility I” and “Credit Agricole Facility II,” respectively, and collectively, the “Credit Agricole Facilities”).  Each credit agreement provides for the issuance of letters of credit in an amount up to $125 million.  The commitments under the Credit Agricole Facilities expire on, and such facilities are available until, the earlier of (i) December 15, 2019, provided that, if neither the Company nor the lender provides notice to the other not more than 90 days, but at least 30 days, prior to such date, the commitment termination date will be extended to December 15, 2020, and (ii) the date of

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
Facilities Assumed Through Catlin Acquisition
As a result of the Catlin Acquisition on May 1, 2015, the Company assumed, and may continue to access, the following letter of credit facilities:

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin-Bermuda, collateralized by pledged financial assets (the "CICL Facility"). As of December 31, 2016, $180 million of capacity was available under this facility.

•
A bilateral facility pursuant to a continuous credit agreement, available for utilization by Catlin Re Switzerland Ltd, collateralized by pledged financial assets (the "CRCH Facility"). As of December 31, 2016, $250 million of capacity was available under this facility.

•	A facility managed by Lloyd's, acting for Catlin Syndicate 2003 (the "Syndicate 2003 Facility"). As of December 31, 2016, $12 million of letters of credit were issued under this facility.
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
The majority of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the "Company’s Debt Documents"), which are described above, contain cross acceleration or cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, a maximum ratio of total consolidated debt plus consolidated net worth. In addition, the Company's Debt Documents contain other customary affirmative and negative covenants as well as certain customary events of default. Generally, each of the Company's Debt Documents provide for an event of default in the event of bankruptcy, insolvency or reorganization of the Company, and the majority of the Company's bank facilities provide an event of default if there is a change of control in the Company.
Given that many of the Company’s Debt Documents contain cross acceleration or cross default provisions, a default by one of these subsidiaries may result in all holders declaring their debt due and payable and accelerating all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.
15. Related Party Transactions
(a)    Investment Manager Affiliates
At December 31, 2016 and 2015, the Company owned minority stakes in four and six independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. In addition, at December 31, 2016 and 2015, the company owned minority stakes in one and two independent firms, respectively, that provide technology and other services to alternative asset managers and allocators, respectively, and the results of the Company's interests in these enterprises are included in Investment Manager Affiliates. The Company pays fees to these Investment Manager Affiliates in exchange for them providing their services to the Company. The results of Investment Manager Affiliates are included in the Statement of Income under "income (loss) from operating affiliates." See Note 5, "Investments in Affiliates," included herein, for further information.

(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the years ended December 31, 2016, 2015 and 2014, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below.

(U.S. dollars in thousands)	2016	2015	2014
Reported net premiums	$94,358	$42,042	$91,261
Reported net losses	$44,728	$13,246	$38,927
Reported net acquisition costs	$39,131	$14,682	$35,711
Results through April 1, 2015 include amounts under an assumed reinsurance contract with a wholly-owned subsidiary of ARX, an insurance operating affiliate of the Company through that date. The Company disposed of its investment in ARX on April 1, 2015, and thus, after that date, all amounts under this contract are no longer reported as related party transactions. See Note 2(f), "Acquisitions and Disposals - Sale of Operating Affiliate."
(c)    New Ocean
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management, as discussed in Note 16, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements, while investment advisory services are provided by New Ocean Capital Management. During the year ended December 31, 2016, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    New Energy
On July 24, 2015, as described in Note 2(d), "Acquisitions and Disposals - New Energy Risk," the Company completed its acquisition of 63.63% of the additional shares of New Energy for approximately $8.8 million, increasing its ownership of the entity to a majority portion 94.79%. These shares are held within the XL Innovate Fund. A substantial portion of the additional shares were purchased at directly from the family trusts of a Company employee, based on a market valuation of New Energy performed by an independent third party provider. The remaining 5.21% of equity shares of New Energy held by the family trusts of the employee was then contributed in-kind to XL Innovate Fund based on the share price implied by the independent valuation. Such contribution was made in partial satisfaction of the employee's aggregate 5.21% investment commitment to the Fund and resulted in XL Innovate Fund owning 100% of the net equity of New Energy, and the family trusts of the employee owning a 5.21% non-controlling equity interest in XL Innovate Fund. The employee serves as a member of the board of directors of both New Energy and XL Innovate Fund, and maintains responsibility over the business generated by New Energy. There were no other material transactions between the Company and this employee for the year ended December 31, 2016.
16. Variable Interest Entities
At times, the Company has utilized variable interest entities ("VIEs") both indirectly and directly in the ordinary course of the Company's business. Within its investment portfolio, the Company has holdings in hedge funds, private equity funds and other investment vehicles. A number of these vehicles are considered VIEs based on their legal from and the generally passive role of their investors. As the Company lacks the ability to control the activities which most significantly impact the economic performance of these VIEs, the Company is not considered the primary beneficiary and does not consolidate these entities. The activities of the entities are generally limited to holding investments. The exposure to loss from these investments is limited to the carrying value of the investments at the balance sheet date.
During the third quarter of 2013, the Company, along with other investors, formed New Ocean Capital Management to act as an investment manager that focuses on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean Capital Management through its ownership of common shares and, accordingly, the financial statements of New Ocean Capital Management have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean Management were material to the Company during the current year. The equity interest attributable to third party investors in New Ocean Capital Management recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $1.0 million and $0.4 million at December 31, 2016 and December 31, 2015, respectively.

During the fourth quarter of 2013, the Company, along with other investors, formed a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the second quarter of 2014, the company formed another Bermuda-based investment company, New Ocean Market Value Cat Funds, Ltd. ("New Ocean MVCFL"), which is also considered a VIE under GAAP. New Ocean MVCFL primarily invests in insurance-linked securities, with a current focus on catastrophe bonds.
During the year ended December 31, 2014, New Ocean FCFL invested in a special purpose Bermuda reinsurer, Vector Reinsurance Ltd ("Vector Re"), which was formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. During the first quarter of 2015, New Ocean MVCFL also invested in Vector Re. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from the Company's subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company under service fee contracts, while investment advisory services are provided by New Ocean Capital Management.
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $223.4 million and $175.8 million as of December 31, 2016 and December 31, 2015, respectively. The Company’s shares of revenue and net income in these VIEs were not material to the Company for the twelve months ended December 31, 2016. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re that is reflected in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $112.1 million and $70.5 million as of December 31, 2016 and December 31, 2015, respectively.
17. Retirement Plans
The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.
(a) Defined contribution plans
The Company has qualified defined contribution plans that are managed externally and to which employees and the Company contribute a certain percentage of the employee’s pensionable salary each month. The Company’s contribution generally vests after an employee has been with the Company for five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $88.3 million, $87.5 million and $56.6 million at December 31, 2016, 2015 and 2014, respectively.
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
In addition, pursuant to agreements entered into by the Company, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements at each of December 31, 2016 and 2015 was $2.3 million and $3.2 million respectively, representing the entire unfunded projected benefit obligations.
U.K. Plans
A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. Benefits are based on length of service and compensation as defined in the trust deed and rules. In addition, during 2003, six individuals, three of whom are still employed by the Company in the U.K., transferred from a defined benefit plan into a defined

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

contribution plan. These employees have a contractual agreement with the Company that provides a "no worse than final salary pension" guarantee in the event that they are employed by the Company until retirement, under which the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $4.1 million and $4.8 million at December 31, 2016 and 2015, respectively, representing the entire unfunded projected obligation.
In connection with the Catlin Acquisition described in Note 3(e), "Acquisitions and Disposals - Catlin Acquisition," the Company assumed additional assets and liabilities associated with a further U.K. defined benefit plan within Catlin. This plan has been closed to new members since 1993. The current membership consists only of pensioners and deferred members. Benefits are based on length of service and compensation.
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
Funded Status - All Plans
The funded status by geographical region of all the Company’s retirement plans at December 31, 2016 and 2015 is as follows:

Funded Status (U.S. dollars in thousands)	2016	2015
U.S.	$(14,093)	$(16,306)
U.K.	(2,316)	(4,650)
Other European	(26,377)	(21,807)
Funded status – end of year	$(42,786)	$(42,763)
The status of all the Company’s retirement plans at December 31, 2016 and 2015 is as follows:

Change in projected benefit obligation (U.S. dollars in thousands)	2016	2015
Projected benefit obligation – beginning of year	$122,165	$93,124
Projected benefit obligation assumed due to Catlin Acquisition	—	28,414
Service cost (1)	1,701	1,494
Interest cost	5,126	4,382
Actuarial (gain) / loss	7,948	2,821
Benefits and expenses paid	(5,977)	(3,747)
Foreign currency (gains) / losses	(10,248)	(4,047)
Settlements	(677)	(276)
Projected benefit obligation – end of year	$120,038	$122,165
(1) Service costs include cost of living adjustments on curtailed plans.

Change in plan assets (U.S. dollars in thousands)	2016	2015
Fair value of plan assets – beginning of year	$79,402	$49,281
Fair value of plan assets acquired due to Catlin Acquisition	—	33,131
Actual return on plan assets	8,499	(119)
Employer contributions	2,077	1,775
Benefits and expenses paid	(4,577)	(3,305)
Foreign currency gains / (losses)	(8,149)	(1,361)
Fair value of plan assets – end of year	$77,252	$79,402
Funded status – end of year	$(42,786)	$(42,763)
Accrued pension liability	$42,786	$42,763

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The components of the net benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

Components of net benefit cost (U.S. dollars in thousands)	2016	2015	2014
Service cost	$1,701	$1,494	$1,279
Interest cost	5,126	4,382	3,747
Expected return on plan assets	(4,357)	(3,903)	(2,859)
Amortization of net actuarial loss	1,705	1,617	812
Net benefit cost	$4,175	$3,590	$2,979
Assumptions - All Plans
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

	2016			2015
	U.S. Plans	U.K. Plans	Other European Plans	U.S. Plans	U.K. Plans	Other European Plans
Net Benefit Cost – Weighted-average assumptions
Discount rate	4.25%	2.74%	1.33%	3.91%	3.70%	2.42%
Expected long-term rate of return on plan assets	6.00%	2.77%	N/A	6.00%	3.48%	N/A
Rate of compensation increase	N/A	3.62%	2.50%	N/A	3.96%	2.50%
Benefit Obligation – Weighted-average assumptions
Discount rate	4.04%	2.76%	1.33%	4.25%	3.70%	2.42%
Rate of compensation increase	N/A	3.62%	2.50%	N/A	3.96%	2.50%
The expected long-term rate of return assumption is determined by adding expected inflation to the expected long-term real rates of various asset classes taking into account expected volatility and correlation between the various asset classes.
Plan Assets - All Plans
The U.S. Plan assets at December 31, 2016 and 2015 consist of three mutual funds. The first fund seeks long-term capital appreciation. The fund invests primarily in Equity, Large Capital and Large Company Portfolio securities as well as Emerging Markets Assets.
The second fund invests primarily in quality corporate and U.S. governmental bonds. The fund employs a high total investment return through a combination of current income and capital appreciation.
The third fund seeks to outperform longer-duration benchmarks without excess volatility by investing primarily in longer duration, investment grade corporate and sovereign bonds.
The fair value of the U.S. Plan assets at December 31, 2016 and 2015 was $38.7 million and $36.7 million, respectively. As the investments of the retirement plan are mutual funds, they fall within Level 1 in the fair value hierarchy. The inputs and methodologies used in determining the fair value of these assets are consistent with those used to measure our assets as set out in Note 8, "Fair Value Measurements."

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The U.K. pension plan assets, including those acquired as part of the Catlin Acquisition, are held in a separate trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the plans' assets and the fair value of each major category of plan assets at December 31, 2016 and 2015, as well as the potential returns of the different asset classes. The totals of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets. The assets in the plans and the expected rates of return were as follows:

(U.S. dollars in thousands, except percentages)	Expected Return on Assets for 2016	Fair Value at December 31, 2016	Expected Return on Assets for 2015	Fair Value at December 31, 2015
Equities ad Growth funds	5.7%	$9,122	6.2%	$7,893
Gilts	2.4%	15,459	2.4%	17,856
Corporate Bonds	3.3%	13,850	3.4%	16,915
Other (cash)	0.5%	89	1.8%	52
Total market fair value of assets		$38,520		$42,716
Funding / Expected Cash Flows - U.S. Plan
Under the U.S. defined benefit plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the projected unit credit cost method and different actuarial assumptions than those used for pension expense purposes. The Company’s funding policy provides that contributions to the plan shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended by the Pension Protection Act of 2006. During the fiscal year beginning January 1, 2017, the U.S. defined benefit plans expect to make contributions of $1.4 million.
The estimated future benefit payments with respect to the U.S. defined benefit pension plans are as follows:

(U.S. dollars in thousands)	Retirement Plan	Benefits Equalization Plan	Total
2017	$1,029	$353	$1,382
2018	$1,057	$353	$1,410
2019	$1,226	$450	$1,676
2020	$1,389	$467	$1,856
2021	$1,683	$502	$2,185
2022-2026	$10,753	$2,823	$13,576
Funding - U.K. Plan
The Company's U.K. plan administered for employees who joined prior to the Catlin Acquisition is subject to triennial funding valuations, the most recent of which was conducted as of June 30, 2015 and was reported in 2016. The $1.0 million deficit (calculated on a realistic basis) is being funded over a 4-year period.
With respect to the U.K. plan assumed as part of the Catlin Acquisition, the most recent funding valuation was prepared as at October 1, 2013. No contributions were required following that valuation. During 2017, it is expected that no contributions will be paid to the plan.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Reinsurance Assets
The Company’s reinsurance assets result from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. For further details regarding the Company’s reinsurance assets, see Note 12, "Reinsurance."
Fixed Income Portfolio
The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of the Company's shareholders’ equity at December 31, 2016 and 2015. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds.
Broker credit risk
In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2016, 2015 and 2014, P&C gross written premiums generated from or placed by the below companies individually accounted for more than 10% of the Company’s consolidated gross written premiums from P&C operations, as follows:

(Percentage of consolidated gross written premiums from P&C operations)	2016	2015	2014
AON Corporation and subsidiaries	18%	18%	18%
Marsh & McLennan Companies	18%	19%	20%
Willis Group and subsidiaries	11%	13%	11%
These brokers are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from P&C operations in any of the three years ended December 31, 2016, 2015 and 2014.
(b) Other Investments
The Company has committed to invest in certain private equity and private credit limited partnerships, limited liability companies or similar structures. At December 31, 2016, the Company has unfunded commitments with these entities totaling $59.3 million over a weighted average period of 4.8 years.
(c) Investments in Affiliates
The Company has committed to invest in certain private equity and private credit limited partnerships, limited liability companies or similar structures where it accounts for its holdings in these structures under the equity method. At December 31, 2016, the Company has unfunded commitments with these entities totaling to $237.1 million over a weighted average period of 4.9 years.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(d) Properties
The Company rents space for certain of its offices under leases that expire through 2031. Total rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $68.0 million, $71.1 million and $36.6 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2017	$70,359
2018	62,590
2019	57,030
2020	51,566
2021	47,738
2022-2031	96,602
Total minimum future rentals	$385,885
In 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset net of accumulated depreciation, of $55.5 million and $73.4 million, a capital lease liability of $89.9 million and $113.8 million, and a deferred gain liability of $16.9 million and $22.3 million related to the sale and leaseback, at December 31, 2016 and 2015, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments annually for the next five years are noted in the following table, as well as the aggregate for beyond five years. The total future minimum lease payments in the aggregate are expected to be $131.3 million.

Year Ended December 31, (U.S. dollars in thousands)
2017	$9,998
2018	10,248
2019	10,504
2020	10,767
2021	11,036
2022-2031	78,736
Total minimum future lease payments	$131,289
(e) Tax Matters
XL-Bermuda is a Bermudian corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities that constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986 ("IRS Code"), regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such businesses would be considered to be attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on their respective taxable income that is effectively connected with their U.S. trade or business plus an additional "branch profits" tax (at a rate as high as 30%) on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.
(f) Letters of Credit
At December 31, 2016 and 2015, $2.3 billion and $2.5 billion of letters of credit were outstanding, of which 48.6% and 50.9%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at December 31, 2016.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at December 31, 2016, no such disclosures were considered necessary.
(h) Financial Guarantee Exposures
The Company's outstanding financial guarantee contracts at December 31, 2016 provided credit support for a variety of collateral types with the exposures constituting an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financial institutions. At December 31, 2016 and December 31, 2015, the total gross claim liability recorded was nil, and the contracts had a weighted average contractual term to maturity of 23.2 years and 24.2 years, respectively.
In February 2017, the Company negotiated the termination of these final two exposures. The Company will not recognize any insurance costs and will not realize any security valuation losses as a result of these terminations.
19. Share Capital
(a) Authorized and Issued
As a result of the Redomestication discussed in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," prior to July 25, 2016, share information relates to the ordinary shares of XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, share information relates to the common shares of XL-Bermuda and its consolidated subsidiaries.
The authorized share capital of XL-Bermuda is $9,999,900, divided into: (i) 500,000,000 common shares, par value $0.01 each and (ii) 499,990,000 shares, par value $0.01. Holders of common shares are entitled to one vote for each share.
In connection with the Catlin Acquisition described in Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," the Company issued 49.9 million ordinary shares of XL-Ireland to Catlin shareholders, which had an aggregate value as of the Acquisition Date of $1.85 billion.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Common Shares
The following table is a summary of common shares issued and outstanding:

(in thousands)	2016	2015
Balance – beginning of year	294,745	255,183
Exercise of options	802	480
Net issuance of restricted shares	1,598	1,581
Share buybacks (1)	(30,256)	(12,434)
Issue of shares	—	49,935
Balance – end of year	266,889	294,745
____________

(1)
Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s equity compensation programs.

Buyback of Ordinary and Common Shares
On August 6, 2015, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of shares (the "August 2015 Program"). During the year ended December 31, 2016, the Company purchased and canceled 14.2 million common shares under the August 2015 Program for $499.3 million.
On May 13, 2016, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL-Ireland shares (the "May 2016 Program"). This authorization also canceled approximately $204.1 million remaining under the August 2015 Program. As a result of the Redomestication, XL-Bermuda assumed the May 2016 Program. Buybacks made prior to July 25, 2016 were of XL-Ireland shares, and on and after July 25, 2016 were of XL-Bermuda shares. During the year ended December 31, 2016, the Company purchased and canceled 16.0 million shares under the May 2016 Program for $550.7 million.
Other share buybacks, primarily for purposes of settling employee withholding taxes incurred in connection with the vesting of share-based compensation awards, amounted to $1.1 million for the year ended December 31, 2016. In total, the Company purchased and canceled 30.3 million XL-Ireland shares and XL-Bermuda shares, for approximately $1.051 billion during the year ended December 31, 2016. As of December 31, 2016, $449.3 million remained available for purchase under the May 2016 Program.
All share buybacks were carried out in accordance with applicable law, including prior to July 25, 2016 by way of redemption in accordance with Irish law. All shares so redeemed were canceled upon redemption.
(b) Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D Preference Ordinary Shares and Series E Preference Ordinary Shares discussed in this section were issued by XL-Cayman and do not represent share capital of XL-Bermuda. XL-Bermuda has no preferred shares outstanding and has never issued any preferred shares.
Series D Preference Ordinary Shares
On October 15, 2011, XL-Cayman issued $350 million Series D Preference Ordinary Shares. Dividends on the Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference.
Series E Preference Ordinary Shares
On March 15, 2007, XL-Cayman issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference value of $1,000 per share (the "Series E preference ordinary shares"). The Series E preference ordinary shares are perpetual securities with no fixed maturity date. Dividends on the Series E preference ordinary shares are declared and paid semi-annually at a rate of $32.50 per share.
Until April 15, 2017 (the "Series E Fixed Rate Period"), dividends on the series E preference ordinary shares will be payable semi-annually on a non-cumulative basis, when, as and if declared by our board of directors on April 15 and October 15 of each year at a fixed rate equal to 6.500% per annum on the liquidation preference (the "Series E Fixed Rate"). From and after April 15, 2017 (the "Series E Floating Rate Period"), dividends on the Series E preference ordinary shares will be payable quarterly on a non-cumulative basis, when, as and if declared by our board of directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% (the "Series E Floating Rate").

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Acquisition of Non-controlling Preferred Shares
In connection with the Catlin Acquisition described in Note 2(e), "Acquisitions and Disposals - Catlin Acquisition," the Company acquired 0.6 million non-cumulative perpetual preferred shares issued by Catlin-Bermuda, par value of $0.01 per share, with liquidation preference of $1,000 per share, plus declared and unpaid dividends ("CICL Prefs"). Dividends at a rate of 7.249 percent on the liquidation preference are payable semi-annually on January 19 and July 19 in arrears as and when declared up to but not including January 2017. Thereafter, if the CICL-Prefs have not yet been redeemed, dividends will be payable quarterly at a rate equal to 2.975 percent plus the three-month LIBOR rate of the liquidation preference. The fair value of the outstanding CICL-Prefs on the date of the Catlin Acquisition was $562.3 million, which was based on the last trading price of such securities prior to the Catlin Acquisition.
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
The Company currently maintains the following performance incentive programs: the NAC Re Corp. 1989 Stock Option Plan (the "1989 Plan"), the XL Group Ltd Amended and Restated 1991 Performance Incentive Program (the "1991 Program"), the XL Group Ltd Amended and Restated 1999 Performance Incentive Program for Employees (the "1999 Program"), the XL Group plc Directors Stock & Option Plan (the "Directors Plan"), the XL Group Ltd 2009 Cash Long-Term Incentive Program (the "2009 Program"), the XL Group Ltd Supplemental Deferred Compensation Plan (the "DC Plan," and together with the 1989 Plan, the 1991 Program, the 1999 Program, the Directors Plan and the 2009 Program, the "Programs"). The programs provide that the securities to be issued pursuant to each Program are of XL-Bermuda.
(d) Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015	2014
Dividend yield	2.00%	2.00%	2.00%
Risk free interest rate	1.37%	1.70%	1.81%
Volatility	21.7%	21.6%	34.0%
Expected lives	6.0 years	6.0 years	6.0 years
The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.
The following is a summary of the activity in the stock option plans for the indicated years ended December 31:

(In thousands except for weighted average grant date fair value)	2016	2015	2014
Options granted to purchase common shares under the Programs - in thousands	2,200	1,974	1,025
Weighted average grant date fair value	$5.99	$6.51	$8.60
Total intrinsic value of stock options exercised	$19,471	$8,546	$7,499
Options exercised during the year - in thousands	810	480	424
Compensation expense related to stock option plans	$11,065	$8,961	$9,961
Estimated tax benefit (charge) related to stock option plans	$355	$—	$(2)

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following is a summary of the stock options outstanding at December 31, 2016, and related activity for the year then ended:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding – beginning of year	10,749	$28.59	5.4 years	$121,085
Granted	2,200	34.64
Exercised	(810)	12.35
Canceled/Expired	(278)	60.83
Outstanding – end of year	11,861	$30.07	5.5 years	$86,558
Options exercisable	8,002	$27.75	4.0 years	$77,366
Available for grant (1)	8,355

____________

(1)	Available for grant includes shares that may be granted as either stock options, restricted stock, restricted stock units or performance units.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2016 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $15.3 million at December 31, 2016, which related to approximately 3.9 million options and is expected to be recognized over a weighted-average period of 1.3 years.
(e) Restricted Stock, Restricted Stock Units and Performance Units
Restricted Stock
Restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan vest as set forth in the applicable award agreements. Each restricted stock award represents the Company’s obligation to deliver to the holder one ordinary share. The employees and directors who are granted a restricted stock award have all the rights of a shareholder, including the right to vote and receive dividends, but the shares are subject to certain restrictions prior to vesting relating to, among other things, forfeiture in the event of termination of employment and transferability.
A summary of the restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan for the indicated years ended December 31 is as follows:

(In thousands except for weighted average grant date fair value)	2016	2015	2014
Restricted ordinary shares granted	48	44	46
Weighted average grant date fair value	$34.05	$37.11	$31.86
Aggregate grant date fair value	$1,650	$1,613	$1,463
Compensation expense related to restricted stock awards	$2,078	$3,889	$5,239
Estimated tax benefit related to restricted stock awards	$129	$709	$1,233
Total unrecognized stock based compensation expense related to non-vested restricted stock awards was nil at December 31, 2016, which is related to approximately 0.2 million restricted stock awards.
Non-vested restricted stock awards at December 31, 2016 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	275	$41.90
Granted	48	$34.05
Vested	(132)	$36.35
Unvested at December 31, 2016	191	$43.72

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Restricted Stock Units
Each restricted stock unit represents the Company’s obligation to deliver to the holder one common share upon satisfaction of the three-year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional common shares contingent upon vesting.
A summary of the restricted stock units issued to officers of the Company and its subsidiaries for the indicated years ended December 31 is as follows:

(In thousands)	2016	2015	2014
Restricted stock units granted	1,117	1,534	1,867
Aggregate grant date fair value	$38,681	$55,540	$57,134
Compensation expense related to restricted stock units	$46,209	$48,937	$41,879
Estimated tax benefit related to restricted stock units	$12,701	$13,271	$11,607
Total unrecognized stock-based compensation expense related to non-vested restricted stock units was $49.9 million at December 31, 2016, which is related to approximately 2.5 million restricted stock units and is expected to be recognized over 1.4 years.
Non-vested restricted stock units at December 31, 2016 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	3,070	$32.99
Granted	1,117	$34.64
Vested	(1,559)	$31.83
Forfeited	(137)	$36.37
Unvested at December 31, 2016	2,491	$34.30
Performance Units
The performance units issued in 2016 vest after approximately three years, subject to the achievement of stated market metrics, and entitle the holder to shares of the Company’s common shares. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated market metrics along with each employee’s continued service through the vesting date. Performance units issued prior to 2016 have a similar vesting schedule and a similar target of shares, but vesting and payout are dependent upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Furthermore, performance units granted in 2016 were granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional common shares contingent upon vesting. A summary of the performance units issued to certain employees of the Company for the indicated years ended December 31 is as follows:

(In thousands)	2016	2015	2014
Performance units granted	738	781	572
Potential maximum share payout	1,477	1,563	1,144
Aggregate grant date fair value	$25,578	$28,082	$16,345
Compensation expense related to performance units	$21,647	$12,942	$24,089
Estimated tax benefit (charge) related to performance units	$3,152	$1,459	$4,250

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Total unrecognized stock-based compensation expense related to non-vested performance units was approximately $29.8 million at December 31, 2016, which is related to approximately 1.4 million performance units and is expected to be recognized over 1.8 years. Non-vested restricted performance units as of December 31, 2016 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	1,881	$31.02
Granted	738	$34.64
Vested	(746)	$27.00
Forfeited	(28)	$34.12
Performance driven addition (reduction)	(477)	$34.60
Unvested at December 31, 2016	1,368	$32.83
(f) Restricted Cash Units
During the year ended December 31, 2016, the Company granted approximately 1.8 million liability-classed stock units to certain employees with an aggregate grant date fair value of approximately $63.2 million. Each liability-classed restricted stock unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one common share. The grants may vest either in three equal installments upon the first, second and third anniversaries of the date of grant; or in two equal installments upon the first and second anniversaries of the date of grant. Liability-classed stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and are paid in cash contingent upon vesting.

(In thousands)	2016	2015	2014
Restricted cash units granted	1,826	2,559	—
Aggregate grant date fair value	$63,261	$94,525	$—
Compensation expense related to restricted cash units	$39,433	$19,834	$—
Estimated tax benefit related to restricted cash units	$8,543	$4,374	$—
Total unrecognized stock-based compensation expense related to non-vested restricted cash units was approximately $74.1 million at December 31, 2016, which is related to approximately 2.6 million restricted cash units and is expected to be recognized over 1.5 years. Non-vested restricted cash units as of December 31, 2016 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	2,006	$36.95
Granted	1,826	$34.64
Vested	(892)	$36.93
Forfeited	(367)	$36.27
Unvested at December 31, 2016	2,573	$35.41
(g) Voting
XL-Bermuda’s Bye-laws restrict the voting power of any person to less than approximately 10% of the total voting power.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

20. Computation of Earnings Per Common Share and Common Share Equivalent
As a result of the Redomestication discussed in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," prior to July 25, 2016, share information relates to the ordinary shares of XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, share information relates to the common shares of XL-Bermuda and its consolidated subsidiaries.
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014:

(U.S. dollars in thousands, except per share amounts)	2016	2015	2014
Basic earnings per common share and common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$440,968	$1,207,152	$188,340
Weighted average common shares outstanding	278,957	286,194	267,103
Basic earnings per common share and common share equivalents outstanding	$1.58	$4.22	$0.71

Diluted earnings per common share and common share equivalents outstanding:
Weighted average common shares outstanding – basic	278,957	286,194	267,103
Impact of share-based compensation	3,801	4,805	4,424
Weighted average common shares outstanding – diluted	282,758	290,999	271,527
Diluted earnings per common share & common share equivalents outstanding	$1.56	$4.15	$0.69
Dividends per common share	$0.80	$0.72	$0.64
For the years ended December 31, 2016, 2015 and 2014, common shares available for issuance under share-based compensation plans of 6.8 million, 2.5 million and 5.5 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.
21. Dividends
In 2016, four quarterly dividends of $0.20 per share were paid to all XL-Ireland ordinary shareholders of record at March 15 and June 15, and XL-Bermuda common shareholders of record at September 15 and December 15. In 2015, two quarterly dividends of $0.16 were paid to XL-Ireland ordinary shareholders of record at March 13 and June 15 and two quarterly dividends of $0.20 per share were paid to all XL-Ireland ordinary shareholders of record at September 15 and December 15. In 2014, four quarterly dividends of $0.16 per share were paid to all XL-Ireland ordinary shareholders of record at March 14, June 13, September 15 and December 15.
XL-Cayman paid its preference shareholders for the indicated years ended December 31, as follows:

(U.S. dollars in millions)	2016	2015	2014
Series D preference ordinary shares (1) (2)	$12.9	$11.8	$11.7
Series E preference ordinary shares (3)	$65.0	$65.1	$65.1
Non-cumulative perpetual preferred shares (4)	$43.5	$21.8	$—
____________

(1)
On October 28, 2016, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $10.2222 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend was paid on January 17, 2017 to all shareholders of record at January 13, 2017. On December 29, 2016, the Board of Directors of XL-Cayman also resolved to pay an additional one-time dividend of $0.3525 per share on XL-Cayman's Series D Preference Ordinary Shares. The dividend was paid on January 17, 2017 to all shareholders of record at January 13, 2017.

(2)
On February 17, 2017, the Company announced that the Board of Directors of XL-Cayman resolved on February 16, 2017 to pay a dividend of $10.473 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend will be paid on April 18, 2017 to all shareholders of record at April 14, 2017.

(3)
On February 17, 2017, the Company announced that the Board of Directors of XL-Cayman resolved on February 16, 2017 to pay a dividend of $32.50 per share on XL-Cayman’s Series E Preference Ordinary Shares. The dividend will be paid on April 18, 2017 to all shareholders of record at April 14, 2017.

(4)
On January 12, 2017, the Board of Directors of Catlin-Bermuda resolved to pay a dividend in the aggregate amount of $21.8 million on CICL Prefs. The dividend was paid on January 19, 2017 to all shareholders of record at December 31, 2016.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

22. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the indicated years ended December 31 are as follows:

(U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, net of tax, December 31, 2013	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications	954,326	—	(26,497)	(10,877)	—	916,952
Amounts reclassified from AOCI	(143,330)	14,082	87	812	255	(128,094)
Tax benefit (expense)	(43,314)	(939)	681	2,515	—	(41,057)
Net current period OCI - net of tax	$767,682	$13,143	$(25,729)	$(7,550)	$255	$747,801
Balance, net of tax, December 31, 2014	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	(474,304)	—	(33,690)	(6,100)	—	(514,094)
Amounts reclassified from AOCI	(346,911)	18,987	—	1,145	(200)	(326,979)
Tax benefit (expense)	34,195	(442)	8,375	1,103	—	43,231
Net current period OCI - net of tax	$(787,020)	$18,545	$(25,315)	$(3,852)	$(200)	$(797,842)
Balance, net of tax, December 31, 2015	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	254,333	—	102,772	(1,332)	—	355,773
Amounts reclassified from AOCI	(353,910)	6,599	—	3,100	(182)	(344,393)
Tax benefit (expense)	26,912	(49)	(7,299)	(2,014)	—	17,550
Net current period OCI - net of tax	$(72,665)	$6,550	$95,473	$(246)	$(182)	$28,930
Balance, net of tax, December 31, 2016	$730,429	$(50,952)	$58,970	$(24,887)	$1,986	$715,546
____________

(1)
Included in these amounts is the impact of Shadow Adjustments on future policy benefit reserves. As of December 31, 2015, $274.4 million was recorded. During the year ended December 31, 2016, additional net impacts of $(62.3) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $212.1 million at December 31, 2016.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for indicated years ended December 31, are as follows:

Details About AOCI Components (U.S. dollars in thousands)	2016	2015
Affected Line Item in the Statement of Income

Unrealized gains and losses on investments:
Net realized gains (losses) on investments sold	$(350,875)	$(316,508)
OTTI on investments	81,595	95,344
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(51,100)	(125,747)
Income (loss) from investment fund affiliates	(33,530)	—
Total before tax	$(353,910)	$(346,911)
Provision (benefit) for income tax	10,084	7,597
Net of tax	$(343,826)	$(339,314)

OTTI losses recognized in OCI:
Net realized gains (losses) on investments sold	$7,038	$18,014
OTTI on investments transferred to (from) OCI	(439)	973
Total before tax	$6,599	$18,987
Provision (benefit) for income tax	(49)	(32)
Net of tax	$6,550	$18,955

Underfunded Pension Liability:
Operating Expenses	$3,100	$1,145
Provision (benefit) for income tax	(1,085)	(401)
Net of tax	$2,015	$744

Gains and losses on cash flow hedges:
Interest Expense	$(182)	$(200)
Provision (benefit) for income tax	—	—
Net of tax	$(182)	$(200)

Total reclassifications for the period, gross of tax	$(344,393)	$(326,979)
Tax (benefit) expense	8,950	7,164
Total reclassifications for the period, net of tax	$(335,443)	$(319,815)
23. Taxation
XL-Bermuda conducts global operations through its subsidiaries in various jurisdictions around the world, including but not limited to Bermuda, the U.S., the U.K., Switzerland, Ireland, Germany, Italy, Spain, and France. The Company is subject to tax in accordance with the relevant tax laws and regulations governing taxation in the jurisdictions in which it operates.
XL-Bermuda, and its Bermuda subsidiaries, are not subject to any income or capital gains taxes under current Bermuda law. In the event that there is a change such that these taxes are imposed, the Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and the Exempted Undertakings Tax Protection Amendment Act 2011.
The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes, as well as premium, excise and other taxes applicable to U.S. corporations. The U.S. related provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the IRS Code and Regulations thereunder.
With the exception of the U.S., deferred income taxes have not been accrued with respect to certain undistributed earnings of subsidiaries located outside of Bermuda. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company does not assert that all earnings arising in the U.S. will be permanently reinvested in the U.S., and accordingly, the Company provides for withholding taxes arising in

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

respect of current period U.S. earnings. No withholding taxes are accrued with respect to the earnings of the Company’s subsidiaries arising outside the U.S. However, if there is a change in tax law, interpretation of existing law, or change in way in which the Company conducts its business, then the company would accrue the required withholding tax.
The Company's current corporate structure is such that distribution of earnings from subsidiaries located outside of the United States would not be subject to significant incremental taxation. It is not practicable to estimate the amount of additional withholding taxes that might be payable on such earnings due to a variety of factors, including the timing, extent and nature of any repatriation.
The following table details the years that are the subject of open examinations, by major tax jurisdiction. While the Company cannot estimate with certainty the outcome of these examinations, the Company does not believe that adjustments from open tax years will result in a significant change to the Company's financial results.

Jurisdiction	Tax Years
U.S.	2013-2015
Ireland	2008 - 2009
U.K.	2014
France	2013 - 2014
Spain	2011 - 2012
The following table details open tax years that are open to assessment by local tax authorities, in the following major tax jurisdictions.

Jurisdiction	Tax Years
U.S.	2013 - 2016
Ireland	2008 - 2016
U.K.	2014 - 2016
Germany	2014 - 2016
Switzerland	2011 - 2016
France	2013 - 2016
Spain	2011 - 2016
Italy	2012 - 2016
The Company’s income (loss) before income tax and non-controlling interests, for the years ended December 31, 2016, 2015 and 2014, was distributed between U.S. and non-U.S. jurisdictions as follows:

Income (loss) before income tax: (U.S. dollars in thousands)	2016	2015	2014
U.S.	$68,970	$(5,931)	$228,708
Non U.S.	543,304	1,300,109	137,027
Total	$612,274	$1,294,178	$365,735
The income tax provisions for the years ended December 31, 2016, 2015 and 2014 are as follows:

(U.S. dollars in thousands)	2016	2015	2014
Current expense (benefit):
U.S.	$(12,201)	$(22,698)	$45,598
Non U.S.	59,031	67,784	81,371
Total current expense (benefit)	$46,830	$45,086	$126,969
Deferred expense (benefit):
U.S.	$8,502	$(63,491)	$8,572
Non U.S.	(13,203)	(756)	(38,644)
Total deferred expense (benefit)	$(4,701)	$(64,247)	$(30,072)
Total tax expense (benefit)	$42,129	$(19,161)	$96,897

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The applicable statutory tax rates for the current year of the most significant jurisdictions contributing to the overall taxation of the Company are:

Jurisdiction	Applicable Statutory Corporate Income Tax Rates
Ireland (1)	12.50%
Bermuda	—%
U.S.	35.00%
U.K.	20.00%
Switzerland (2)	21.15%
Germany (3)	15.00%
France (4)	33.33%
____________

(1)	The 12.5% statutory corporate income tax rate applies to active income from the conduct of a trade in Ireland. For passive income or income from other defined activities the rate increases to 25%.
(2)    Represents the combined federal and cantonal rate primarily applicable to XL Catlin Swiss entities.

(3)
The statutory corporate income tax rate is 15% . However, including applicable surcharges and local trade tax, which can vary by location, would increase the combined statutory rate to approximately 33%.

(4)	The statutory corporate income tax rate is 33.33%. However, with the mandatory social surcharge, the combined statutory rate would increase to 34.43%.
The expected tax provision in the table below has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision for the years ended December 31, 2016, 2015 and 2014 is provided below:

(U.S. dollars in thousands)	2016	2015	2014
Expected tax (benefit) provision	$(31,080)	$(50,797)	$132,775
Permanent differences:
Non-taxable (income) loss	(19,937)	(23,036)	(19,870)
Revision to prior year estimates	(24,121)	7,402	2,016
State, local and foreign taxes	23,157	27,499	47,078
Valuation allowance	1,197	9,517	(181)
Net allocated investment income	5,990	(405)	3,399
Stock awards	543	(433)	411
Non-deductible expenses	48,206	42,839	22,556
Other investment related adjustments	(905)	2,075	(2,916)
Adjustments related to GreyCastle Life Retro Arrangements	21,682	(35,045)	(99,535)
Change in tax rates	(6,233)	(11,877)	3,974
Uncertain tax positions	23,630	13,100	7,190
Total tax expense (benefit)	$42,129	$(19,161)	$96,897

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

(U.S. dollars in thousands)	2016	2015
Deferred tax asset:
Net unpaid loss reserve discount	$96,357	$111,584
Net unearned premiums	95,676	80,434
Compensation liabilities	96,280	94,013
Net operating losses	323,716	181,295
Investment adjustments	14,030	14,399
Pension	6,817	10,370
Bad debt reserve	12,418	7,425
Amortizable goodwill	967	5,396
Net unrealized depreciation on investments	5,915	5,051
Stock options	7,249	16,192
Depreciation	26,525	13,299
Net realized capital losses	89,568	98,756
Deferred intercompany capital losses	18,221	26,164
Untaxed Lloyd's result	—	3,769
Deferred acquisition costs	17,820	31,133
Currency translation adjustments	—	6,280
Tax Credits	71,651	5,047
Other	34,708	19,930
Deferred tax asset, gross of valuation allowance	$917,918	$730,537
Valuation allowance	367,366	276,301
Deferred tax asset, net of valuation allowance	$550,552	$454,236

Deferred tax liability:
Net unrealized appreciation on investments	$21,500	$51,010
Unremitted earnings	—	3,739
Deferred acquisition costs	10,858	8,308
Currency translation adjustments	12,813	1,210
Regulatory reserves	116,500	64,352
Net unearned premiums	4,380	—
Investment adjustments	5,269	6,373
Untaxed Lloyd’s result	11,940	—
Depreciation	15,601	11,500
Syndicate capacity	82,106	92,756
Intangible asset	32,508	40,126
Other	3,806	13,202
Deferred tax liability	$317,281	$292,576
Net Deferred Tax Asset	$233,271	$161,660
The deferred tax asset and deferred tax liability balances presented above represent the gross deferred tax asset and liability balances across each tax jurisdiction. As disclosed on the consolidated balance sheets, the deferred tax asset balances of $310.5 million and $282.3 million at December 31, 2016 and 2015, respectively, and deferred tax liability balances of $77.3 million and $120.7 million at December 31, 2016 and 2015, respectively, include netting of certain deferred tax assets and liabilities within a tax jurisdiction to the extent such netting is consistent with ASC 740 "Income Taxes".
During 2016, the Company recorded net deferred tax assets related to certain branch operations that were previously deemed worthless and not disclosed. Due to changes in the global operating environment, the company now believes that, while unlikely, these net deferred tax assets may have future value. As such, the company has updated its year end deferred tax balances to reflect these net deferred tax assets with an offsetting valuation allowance. There is no net impact to equity or reported tax expense resulting from this change in disclosure.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

At December 31, 2016 and 2015, the valuation allowance of $367.4 million and $276.3 million, respectively, related primarily to net operating loss and realized capital loss carryforwards in the following major tax jurisdictions:

Jurisdiction (U.S. dollars in thousands)	2016	2015
Ireland	$96,642	$93,396
U.S.	92,999	106,624
U.K.	32,528	46,732
Switzerland	15,025	7,818
Other	130,172	21,731
Valuation Allowance Total	$367,366	$276,301
The increase in the valuation allowance in 2016 of $91.1 million was primarily driven by the valuation allowances recorded on branch operations, as noted above. This increase was partially offset by a decrease in the valuation allowance related to U.K. losses based on filing positions taken on the 2015 tax returns, and a reduction in the valuation allowance held against U.S. capital loss carry-forwards that expired in 2016.
Management believes it is more likely than not that the tax benefit associated with the group's deferred tax assets, not offset by a valuation allowance, will be realized.
At December 31, 2016, the Company had total net operating loss carryforwards of $1.6 billion, with an associated net deferred tax asset of $117.1 million ($323.7 million gross deferred tax asset with an offsetting valuation allowance of $206.6 million).
At December 31, 2016, the Company had U.S. net operating loss carryforwards of $108.0 million, with an associated net deferred tax asset of $37.0 million ($37.8 million gross deferred tax asset with an offsetting valuation allowance of $0.8 million), which were primarily generated during 2015. Of this amount, approximately $47.0 million are subject to restrictions on timing and utilization under §382 of the IRS Code. Management has reviewed historical taxable income and future taxable income projections for its U.S. group and has determined that in its judgment, all of the U.S. net operating losses will more likely than not be realized as reductions to future taxable income prior to expiration through 2036.
At December 31, 2016, the Company had net operating loss carryforwards in the U.K. of $203.3 million, with an associated net deferred tax asset of $12.8 million ($39.0 million gross deferred tax asset with an offsetting valuation allowance of $26.2 million). These operating loss carryforward have no expiration.
At December 31, 2016, the Company had net operating loss carryforwards in Switzerland of $200.1 million, with an associated net deferred tax asset of $8.8 million ($23.7 million gross deferred tax asset with an offsetting valuation allowance of $14.9 million). Losses of $5.3 million and $4.0 million will expire in 2017 and 2018, respectively, with the remaining $190.8 million expiring through 2023.
At December 31, 2016, the Company had net operating loss carryforwards in Ireland of $484.9 million, with no associated net deferred tax asset ($60.6 million gross deferred tax asset with an offsetting valuation allowance of $60.6 million). These net operating loss carryforwards primarily relate to XL-Ireland and XL-Cayman, formerly an Irish tax resident company. Although these losses may be carried forward indefinitely, the companies are in the process of filing final Irish tax returns and are not expected to generate further taxable profits in Ireland. Therefore, a valuation allowance is being held with respect to these losses. The Company expects to receive tax clearance from the Irish taxing authority in 2017 and at that point will write-off any remaining deferred tax asset and related valuation allowance.
At December 31, 2016, the Company had net operating loss carryforwards in other jurisdictions of $629.1 million, with an associated net deferred tax asset of $58.5 million ($162.6 million gross deferred tax asset with an offsetting valuation allowance of $104.1 million). Losses of $609.1 million have no expiration date and the remaining losses will expire through 2028.
At December 31, 2016, the Company had capital loss carryforwards of $293.5 million, with no associated net deferred tax asset ($89.6 million gross deferred tax asset with an offsetting valuation allowance of $89.6 million).
At December 31, 2016, the Company had U.S. realized capital loss carryforwards of $165.5 million, with no associated net deferred tax asset ($57.9 million gross deferred tax asset with an offsetting valuation allowance of $57.9 million). The five year carryforward limitation for the utilization of realized capital losses applies to this balance. Losses of $59.1 million will expire at the end of 2018 with another $106.3 million of realized capital losses expiring in future years through 2021.
At December 31, 2016, the Company had capital loss carryforwards in Ireland of $122.1 million, with no associated net

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

deferred tax asset ($30.5 million gross deferred tax asset with an offsetting valuation allowance of $30.5 million) and in the U.K of $5.9 million, with no associated net deferred tax asset ($1.1 million gross deferred tax asset with an offsetting valuation allowance of $1.1 million). Although these capital losses may be carried forward indefinitely, due to the uncertainty surrounding any future capital gain income generation within these specific entities, a full valuation allowance is held in respect of these losses.
At December 31, 2016, the Company had total tax credits of $71.7 million comprised of $32.3 million of U.S. Alternative Minimum Tax Credits, that do not expire, $5.6 million of U.S. foreign tax credits that expire through 2025, $3.1 million of U.S. Research and Development tax credits which expire through 2034, and $30.7 million of U.K. foreign tax credits that do not expire.
Shareholders’ equity at December 31, 2016 and 2015 reflected cumulative tax benefits of $10.6 million and $9.2 million, respectively, related to the excess of tax deductions over book compensation expense for stock awards exercised/vested by the Company's U.S. subsidiaries.
For the years ended December 31, 2016, 2015 and 2014, the Company had unrecognized tax benefits of $97.8 million,$80.6 million and $37.2 million, respectively. If recognized, the full amount of these unrecognized tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant change in unrecognized tax benefits during 2017.
The following table presents a reconciliation of the Company’s unrecognized tax benefits:

(U.S. dollars in thousands)	2016	2015	2014
Unrecognized tax benefits, beginning of the year	$80,590	$37,190	$30,000
Increases for tax positions taken during the year	25,250	20,370	12,182
Increases for tax positions taken in prior years	11,700	38,650	15,304
Decreases for tax positions taken in prior years	(6,440)	(4,850)	(20,296)
Decreases for lapse of the applicable statute of limitations	(13,320)	(10,770)	—
Unrecognized tax benefits, end of year	$97,780	$80,590	$37,190
The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2016, 2015 and 2014, the Company had accrued interest and penalties of $0.9 million, $0.4 million and $0.4 million, respectively.
24. Statutory Financial Data
The Company’s ability to pay dividends or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which the Company’s principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in the Company’s credit facilities. The payment of dividends to XL-Bermuda and XL-Cayman, the Company’s holding companies, and by the Company’s principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various U.S. states in which the principal operating subsidiaries are licensed to transact business and the other jurisdictions where the Company has regulated subsidiaries. The Bermuda Monetary Authority (the “BMA”) became group supervisor of XL-Bermuda following the completion of the Redomestication to Bermuda from Ireland in July 2016. The BMA’s group rules require an assessment of group capital and solvency and XL-Bermuda is required to meet the BMA’s group capital requirements.
Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2016 and 2015 are summarized below:

(U.S. dollars in thousands)	Bermuda (1)		U.S. (2)		U.K., Europe and Other
	2016	2015	2016	2015	2016	2015
Required statutory capital and surplus	$6,351,874	$7,722,123	$822,651	$747,313	$4,320,140	$4,445,247
Actual statutory capital and surplus (3)	$12,333,870	$11,112,176	$2,362,827	$2,234,767	$5,201,602	$6,054,122
____________

(1)
Required statutory capital and surplus at December 31, 2016 represents 100% Bermuda Solvency Capital Requirement ("BSCR") level for the top Bermuda operating subsidiary, XL Bermuda Ltd, calculated on a consolidated basis (and therefore includes a BSCR requirement for all regions).

(2)	Required statutory capital and surplus represents 100% Risk-Based Capital level for principal U.S. operating subsidiaries.

(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Statutory net income (loss) for the principal operating subsidiaries of the Company for the years ended December 31, 2016, 2015 and 2014 is summarized below:

(U.S. dollars in thousands)	2016	2015	2014
Bermuda	$724,711	$1,513,924	$361,022
U.S.	$96,481	$17,574	$155,751
U.K., Europe and Other	$366,708	$(125,758)	$215,787
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
Management has evaluated the group and principal operating subsidiaries’ ability to maintain adequate levels of statutory capital, liquidity and rating agency capital and believes they will be able to do so. In performing this analysis, management has considered the most recent statutory capital position of each of the principal operating subsidiaries as well as the group overall, through its holding companies as a result of BMA group regulation. In addition, management has evaluated the ability of the holding companies to allocate capital and liquidity around the group as and when needed.
Bermuda Operations
In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the BMA to prescribe standards for an enhanced capital requirement and a capital and solvency return with which insurers and reinsurers must comply. The BSCR employs a standard mathematical model that can relate more accurately the risks undertaken by (re)insurers to the capital that is dedicated to their business. Insurers and reinsurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2009. The Company’s capital requirements for its Bermuda principal operating subsidiaries, XLB and Catlin-Bermuda, under the BSCR are highlighted in the aggregate in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards which must be met.
Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, Class 4 (re)insurers are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus unless they file with the BMA an affidavit stating that the dividend has not caused the Class 4 (re)insurer to fail to meet its relevant margins. At December 31, 2016 and 2015, the maximum dividend that our Bermuda Class 4 (re)insurers could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $3.2 billion and $2.8 billion, respectively. No Class 4 (re)insurer may reduce its total statutory capital by 15% or more unless it has received the prior approval of the BMA, and it must also submit an affidavit stating that the proposed reduction will not cause it to fail to meet its minimum solvency margin or minimum liquidity ratio.
U.S. Operations
The Company has two lead property and casualty subsidiaries in the U.S., XLRA and Catlin Specialty Insurance Company ("CSIC"), which are domiciled in the States of New York and Delaware, respectively. Both XLRA and CSIC are the lead companies in their respective insurance pools. Including the pool leaders, these insurance pools include seven and three P&C companies, respectively. The Company also has another property and casualty subsidiary, T.H.E. Insurance Company ("THE"), a Louisiana-domiciled insurer which was acquired as part of the transaction described in Note 3(c), "Acquisitions and Disposals - Allied Acquisition, and exists outside of the existing pools at December 31, 2016.
Unless permitted by the New York Superintendent of Financial Services, XLRA cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its "adjusted net investment income," as defined. The New York State insurance laws also provide that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2016 and 2015, XLRA had statutory earned surplus of $66.9 million and $31.7 million, respectively. At December 31, 2016, XLRA’s statutory policyholders’ surplus was $2.1 billion, and the maximum amount of dividends XLRA can declare and pay in 2017, without

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

prior regulatory approval, is $66.9 million. At December 31, 2016 and 2015, one and two, respectively, of the seven P&C members of the XLRA insurance pool had a statutory earned deficit.
Unless permitted by the Insurance Commissioner of the State of Delaware, CSIC cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the greater of 10 percent of statutory policyholders' surplus or 100 percent of net income excluding realized gains. The Delaware State insurance laws also provide that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2016, CSIC had a statutory earned surplus of $3.4 million, and an earned deficit at December 31, 2015. At December 31, 2016, CSIC's statutory policyholders' surplus was $234.2 million, and no dividends can be declared and paid in 2017 without prior regulatory approval. At December 31, 2016, two of the P&C members of the CSIC insurance pool had a statutory earned deficit.
Unless permitted by the Insurance Commissioner of the State of Louisiana, THE cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the greater of 10 percent of statutory policyholders' surplus or 100 percent of net income excluding realized gains. At December 31, 2016, THE's statutory policyholders' surplus was $52.3 million, and no dividends can be declared and paid in 2017 without regulatory approval.
International Operations
The Company’s international principal operating subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose enhanced regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, such subsidiaries must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to minimum reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in the U.K. ($1.2 billion at December 31, 2016), Switzerland ($1.5 billion at December 31, 2016) and Ireland ($0.9 billion at December 31, 2016). The Company also has sufficient capital available to meet Funds at Lloyd's requirements of approximately $1.5 billion.
Other Restrictions
XL-Bermuda and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Bermuda’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries as noted above.
XL-Bermuda is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback its common shares. Under Bermuda law, XL-Bermuda may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. At December 31, 2016, XL-Bermuda had $8.1 billion in contributed surplus. The ability to declare and pay dividends may also be restricted by the group-wide capital and solvency provisions imposed by the BMA described earlier.
In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends on its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit declaring or paying dividends on the common shares unless full dividends have been declared and paid on the outstanding preferred shares. Full dividends have been declared and paid on the outstanding preferred shares at December 31, 2016.
At December 31, 2016, XL-Bermuda and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $1.0 million and $0.7 billion, respectively, compared to $11.6 million and $0.9 billion, respectively, at December 31, 2015.
The ability to declare and pay dividends may also be restricted by financial covenants in the Company’s credit facilities. The Company was in compliance with all covenants at December 31, 2016, and the Company remains in compliance as of the date of this Form 10-K.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

25. Unaudited Quarterly Financial Data
The following is a summary of the unaudited quarterly financial data for 2016 and 2015:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net premiums earned – P&C operations	$2,351,446	$2,528,704	$2,431,677	$2,454,060
Net premiums earned – Corporate and Other	$3,164	$3,508	$2,360	$3,015
Underwriting profit (loss) – P&C operations	$175,489	$101,893	$166,851	$126,420
Net income (loss) attributable to common shareholders	$21,885	$43,782	$70,601	$304,700
Net income (loss) per common share and common equivalent – basic	$0.07	$0.16	$0.26	$1.13
Net income (loss) per common share and common equivalent – diluted	$0.07	$0.15	$0.25	$1.12
2015
Net premiums earned – P&C operations	$1,319,494	$2,063,795	$2,405,740	$2,375,155
Net premiums earned – Corporate and Other	$14,506	$18,258	$17,812	$11,665
Underwriting profit (loss) – P&C operations	$146,836	$208,779	$114,118	$183,458
Net income (loss) attributable to common shareholders	$36,281	$915,039	$27,282	$228,550
Net income (loss) per common share and common equivalent – basic	$0.14	$3.16	$0.09	$0.77
Net income (loss) per common share and common equivalent – diluted	$0.14	$3.11	$0.09	$0.76

26. Guarantor Financial Information
The following tables present condensed consolidating balance sheets at December 31, 2016 and December 31, 2015, condensed consolidating statements of income and comprehensive income for the years ended December 31, 2016, 2015 and 2014 and condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015 and 2014 for XL-Bermuda, XL-Cayman, a 100% owned subsidiary of XL-Bermuda, and XL-Bermuda's other subsidiaries (excluding XL-Ireland), which are all 100% directly or indirectly owned subsidiaries of XL-Cayman. For purposes of this disclosure, the 2016 results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, have been included within the results of XL-Bermuda. See Note 1, "Significant Accounting Policies" for information regarding changes in the Company's organizational structure as a result of the Redomestication. For a discussion of debt instruments issued by XL-Cayman, a majority of which were fully and unconditionally guaranteed by XL-Ireland prior to the Redomestication, and which are now fully and unconditionally guaranteed by XL-Bermuda subsequent to the Redomestication, see Note 14(a), "Notes Payable and Debt and Financing Arrangements - Notes Payable and Debt."

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	December 31, 2016
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$638,236	$31,280,890	$—	$31,919,126
Total investments trading	—	—	1,626,577	—	1,626,577
Investments in affiliates	—	—	2,177,645	—	2,177,645
Other investments	—	9	1,164,555	—	1,164,564
Total investments	$—	$638,245	$36,249,667	$—	$36,887,912
Cash and cash equivalents	1,022	84,286	3,341,680	—	3,426,988
Restricted cash	—	—	153,504	—	153,504
Investments in subsidiaries	10,897,195	14,238,698	—	(25,135,893)	—
Accrued investment income	55	2,981	281,385	(55)	284,366
Deferred acquisition costs and value of business acquired	—	—	946,721	—	946,721
Ceded unearned premiums	—	—	1,687,864	—	1,687,864
Premiums receivable	—	—	5,522,976	—	5,522,976
Reinsurance balances receivable	—	—	577,479	—	577,479
Unpaid losses and loss expenses recoverable	—	—	5,491,297	—	5,491,297
Receivable from investments sold	—	—	128,411	—	128,411
Goodwill and other intangible assets	—	—	2,203,653	—	2,203,653
Deferred tax asset	—	—	310,542	—	310,542
Amounts due from subsidiaries/parent	42,780	—	72,962	(115,742)	—
Other assets	15,188	40,108	757,093	—	812,389
Total assets	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$25,939,571	$—	$25,939,571
Deposit liabilities	—	—	1,116,233	—	1,116,233
Future policy benefit reserves	—	—	3,506,047	—	3,506,047
Funds withheld on GreyCastle life retrocession arrangements	—	—	998,968	—	998,968
Unearned premiums	—	—	7,293,028	—	7,293,028
Notes payable and debt	—	2,647,677	—	—	2,647,677
Reinsurance balances payable	—	—	2,451,717	—	2,451,717
Payable for investments purchased	—	—	226,009	—	226,009
Deferred tax liability	—	—	77,271	—	77,271
Amounts due to subsidiaries/parent	—	72,962	42,780	(115,742)	—
Other liabilities	17,728	41,984	1,157,190	—	1,216,902
Total liabilities	$17,728	$2,762,623	$42,808,814	$(115,742)	$45,473,423

Shareholders’ Equity:
Shareholders’ equity attributable to XL Group Ltd	$10,938,512	$10,897,195	$14,238,698	$(25,135,893)	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	677,722	(55)	2,022,167
Total shareholders’ equity	$10,938,512	$12,241,695	$14,916,420	$(25,135,948)	$12,960,679
Total liabilities and shareholders’ equity	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
Revenues:
Net premiums earned	$—	$—	$9,777,934	$—	$9,777,934
Total net investment income	436	9,135	817,998	(436)	827,133
Total net realized gains (losses) on investments	—	1,918	370,220	—	372,138
Net realized and unrealized gains (losses) on derivative instruments	—	—	2,521	—	2,521
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(540,090)	—	(540,090)
Income (loss) from investment fund affiliates	—	—	70,758	—	70,758
Fee income and other	—	—	35,692	—	35,692
Total revenues	$436	$11,053	$10,535,033	$(436)	$10,546,086
Expenses:
Net losses and loss expenses incurred	$—	$—	$6,072,835	$—	$6,072,835
Claims and policy benefits	—	—	28,244	—	28,244
Acquisition costs	—	—	1,620,671	—	1,620,671
Operating expenses	93,247	4,985	1,965,130	—	2,063,362
Exchange (gains) losses	(1,106)	(343)	(8,129)	—	(9,578)
Loss (Gain) on sale of subsidiary	—	—	(7,088)	—	(7,088)
Interest expense	(4)	140,644	69,123	—	209,763
Total expenses	$92,137	$145,286	$9,740,786	$—	$9,978,209
Income (loss) before income tax and income (loss) from operating affiliates	$(91,701)	$(134,233)	$794,247	$(436)	$567,877
Income (loss) from operating affiliates	—	—	44,397	—	44,397
Equity in net earnings (losses) of subsidiaries	532,049	744,877	—	(1,276,926)	—
Provision (benefit) for income tax	(620)	—	42,749	—	42,129
Net income (loss)	$440,968	$610,644	$795,895	$(1,277,362)	$570,145
Non-controlling interests	—	78,595	51,018	(436)	129,177
Net income (loss) attributable to common shareholders	$440,968	$532,049	$744,877	$(1,276,926)	$440,968

Comprehensive income (loss)	$469,898	$560,979	$773,807	$(1,334,786)	$469,898
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2015
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$8,226,425	$—	$8,226,425
Total net investment income	169	9,363	859,002	3,836	872,370
Total net realized gains (losses) on investments	—	13,814	197,129	(8,765)	202,178
Net realized and unrealized gains (losses) on derivative instruments	—	12,363	40,760	—	53,123
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(151,691)	—	(151,691)
Income (loss) from investment fund affiliates	—	—	73,320	—	73,320
Fee income and other	—	—	33,201	—	33,201
Total revenues	$169	$35,540	$9,278,146	$(4,929)	$9,308,926
Expenses:
Net losses and loss expenses incurred	$—	$—	$4,766,200	$—	$4,766,200
Claims and policy benefits	—	—	115,997	—	115,997
Acquisition costs	—	—	1,317,448	—	1,317,448
Operating expenses	46,340	10,565	1,910,034	—	1,966,939
Exchange (gains) losses	(345)	20	22,829	—	22,504
Extinguishment of debt	—	—	5,592	—	5,592
Interest expense	11	143,330	61,874	—	205,215
Total expenses	$46,006	$153,915	$8,199,974	$—	$8,399,895
Income (loss) before income tax and income (loss) from operating affiliates	$(45,837)	$(118,375)	$1,078,172	$(4,929)	$909,031
Income (loss) from operating affiliates	—	—	44,740	—	44,740
Gain on sale of operating affiliate	—	—	340,407	—	340,407
Equity in net earnings (losses) of subsidiaries	1,253,609	1,449,404	—	(2,703,013)	—
Provision (benefit) for income tax	620	245	(20,026)	—	(19,161)
Net income (loss)	$1,207,152	$1,330,784	$1,483,345	$(2,707,942)	$1,313,339
Non-controlling interests	—	77,175	29,012	—	106,187
Net income (loss) attributable to common shareholders	$1,207,152	$1,253,609	$1,454,333	$(2,707,942)	$1,207,152

Comprehensive income (loss)	$409,310	$455,767	$656,491	$(1,112,258)	$409,310

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2014
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$5,895,070	$—	$5,895,070
Total net investment income	275	20,256	889,611	8,483	918,625
Total net realized gains (losses) on investments	—	27,541	102,150	(22,229)	107,462
Net realized and unrealized gains (losses) on derivative instruments	—	—	29,886	—	29,886
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(488,222)	—	(488,222)
Income (loss) from investment fund affiliates	—	—	95,816	—	95,816
Fee income and other	—	—	43,630	—	43,630
Total revenues	$275	$47,797	$6,567,941	$(13,746)	$6,602,267
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,258,393	$—	$3,258,393
Claims and policy benefits	—	—	242,963	—	242,963
Acquisition costs	—	—	738,118	—	738,118
Operating expenses	9,646	13,102	1,318,567	—	1,341,315
Exchange (gains) losses	127	168	(37,863)	—	(37,568)
Loss (Gain) on sale of subsidiary	—	—	666,423	—	666,423
Interest expense	5	110,323	23,778	—	134,106
Total expenses	$9,778	$123,593	$6,210,379	$—	$6,343,750
Income (loss) before income tax and income (loss) from operating affiliates	$(9,503)	$(75,796)	$357,562	$(13,746)	$258,517
Income (loss) from operating affiliates	—	—	107,218	—	107,218
Equity in net earnings (losses) of subsidiaries	197,843	350,602	—	(548,445)	—
Provision (benefit) for income tax	—	(212)	97,109	—	96,897
Net income (loss)	$188,340	$275,018	$367,671	$(562,191)	$268,838
Non-controlling interests	—	77,175	3,323	—	80,498
Net income (loss) attributable to common shareholders	$188,340	$197,843	$364,348	$(562,191)	$188,340

Comprehensive income (loss)	$936,141	$945,644	$1,112,149	$(2,057,793)	$936,141

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2016
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$978,695	$775,100	$2,116,580	$(2,955,038)	$915,337
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$303,070	$13,037,976	$(583,466)	$12,757,580
Proceeds from redemption of fixed maturities and short-term investments	—	97,168	3,750,541	—	3,847,709
Proceeds from sale of equity securities	—	—	848,779	—	848,779
Purchases of fixed maturities and short-term investments	—	(534,502)	(15,506,653)	583,466	(15,457,689)
Purchases of equity securities	—	—	(1,103,447)	—	(1,103,447)
Proceeds from sale of affiliates	—	324	396,767	—	397,091
Purchases of affiliates	—	—	(681,385)	—	(681,385)
Purchase of subsidiaries, net of acquired cash	—	—	(92,893)	—	(92,893)
Proceeds from sale of subsidiary, net of cash sold	—	—	22,998	—	22,998
Returns of capital from subsidiaries	274,727	465,203	—	(739,930)	—
Change in restricted cash	—	—	1,488	—	1,488
Other, net	—	—	197,536	—	197,536
Net cash provided by (used in) investing activities	$274,727	$331,263	$871,707	$(739,930)	$737,767
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$9,854	$—	$—	$—	$9,854
Buybacks of common shares	(1,051,050)	—	—	—	(1,051,050)
Dividends paid on common shares	(222,761)	(1,039,253)	(1,915,785)	2,955,038	(222,761)
Return of capital	—	(274,727)	(465,203)	739,930	—
Distributions to non-controlling interests	—	(78,094)	(52,353)	—	(130,447)
Contributions from non-controlling interests	—	—	47,524	—	47,524
Repayment of debt	—	—	(8,248)	—	(8,248)
Deposit liabilities	—	—	(69,482)	—	(69,482)
Net cash provided by (used in) financing activities	$(1,263,957)	$(1,392,074)	$(2,463,547)	$3,694,968	$(1,424,610)
Effects of exchange rate changes on foreign currency cash	—	—	(57,742)	—	(57,742)
Increase (decrease) in cash and cash equivalents	$(10,535)	$(285,711)	$466,998	$—	$170,752
Cash and cash equivalents – beginning of period	11,557	369,997	2,874,682	—	3,256,236
Cash and cash equivalents – end of period	$1,022	$84,286	$3,341,680	$—	$3,426,988
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2015
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$561,468	$148,850	$669,515	$(764,277)	$615,556
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$1,482,875	$15,745,247	$(359,894)	$16,868,228
Proceeds from redemption of fixed maturities and short-term investments	—	188,788	3,562,386	—	3,751,174
Proceeds from sale of equity securities	—	—	664,735	—	664,735
Purchases of fixed maturities and short-term investments	—	(1,296,980)	(18,780,978)	359,894	(19,718,064)
Purchases of equity securities	—	—	(567,334)	—	(567,334)
Proceeds from sale of affiliates	—	—	748,575	—	748,575
Purchases of affiliates	—	—	(280,856)	—	(280,856)
Purchase of subsidiaries, net of acquired cash	(2,287,579)	(2,317,699)	1,267,564	2,317,699	(1,020,015)
Proceeds from sale of subsidiary, net of cash sold	2,317,699	—	—	(2,317,699)	—
Returns of capital from subsidiaries	65,037	2,047,000	—	(2,112,037)	—
Change in restricted cash	—	—	(154,992)	—	(154,992)
Other, net	—	—	(155,019)	—	(155,019)
Net cash provided by (used in) investing activities	$95,157	$103,984	$2,049,328	$(2,112,037)	$136,432
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$9,976	$—	$—	$—	$9,976
Buybacks of common shares	(468,971)	—	—	—	(468,971)
Dividends paid on common shares	(208,516)	(764,277)	—	764,277	(208,516)
Return of capital	—	(65,037)	(2,047,000)	2,112,037	—
Distributions to non-controlling interests	—	(77,093)	(40,590)	—	(117,683)
Contributions from non-controlling interests	—	—	23,610	—	23,610
Proceeds from issuance of debt	—	980,600	—	—	980,600
Repayment of debt	—	—	(87,447)	—	(87,447)
Net proceeds from affiliated notional cash pooling programs (1)	—	—	—	—	—
Deposit liabilities	—	—	(84,758)	—	(84,758)
Net cash provided by (used in) financing activities	$(667,511)	$74,193	$(2,236,185)	$2,876,314	$46,811
Effects of exchange rate changes on foreign currency cash	—	—	(64,377)	—	(64,377)
Increase (decrease) in cash and cash equivalents	$(10,886)	$327,027	$418,281	$—	$734,422
Cash and cash equivalents – beginning of period	22,443	42,970	2,456,401	—	2,521,814
Cash and cash equivalents – end of period	$11,557	$369,997	$2,874,682	$—	$3,256,236

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2014
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$895,854	$518,715	$407,136	$(858,521)	$963,184
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$574,673	$4,793,978	$(472,539)	$4,896,112
Proceeds from redemption of fixed maturities and short-term investments	—	351,737	3,250,056	—	3,601,793
Proceeds from sale of equity securities	—	—	571,410	—	571,410
Purchases of fixed maturities and short-term investments	—	(307,830)	(7,322,967)	472,539	(7,158,258)
Purchases of equity securities	—	—	(445,504)	—	(445,504)
Proceeds from sale of affiliates	—	—	240,785	—	240,785
Purchases of affiliates	—	—	(371,226)	—	(371,226)
Proceeds from sale of subsidiary, net of cash sold	—	—	570,000	—	570,000
Returns of capital from subsidiaries	79,086	482,570	—	(561,656)	—
Other, net	—	1,920	(195,411)	—	(193,491)
Net cash provided by (used in) investing activities	$79,086	$1,103,070	$1,091,121	$(561,656)	$1,711,621
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$6,367	$—	$—	$—	$6,367
Buybacks of common shares	(801,953)	—	—	—	(801,953)
Dividends paid on common shares	(169,620)	(858,521)	—	858,521	(169,620)
Return of capital	—	(79,086)	(482,570)	561,656	—
Distributions to non-controlling interests	—	(77,002)	(1,463)	—	(78,465)
Contributions from non-controlling interests	—	—	48,261	—	48,261
Repayment of debt	—	(600,000)	—	—	(600,000)
Net proceeds from affiliated notional cash pooling programs (1)	—	—	—	—	—
Deposit liabilities	—	—	(268,298)	—	(268,298)
Net cash provided by (used in) financing activities	$(965,206)	$(1,614,609)	$(704,070)	$1,420,177	$(1,863,708)
Effects of exchange rate changes on foreign currency cash	—	—	(90,115)	—	(90,115)
Increase (decrease) in cash and cash equivalents	$9,734	$7,176	$704,072	$—	$720,982
Cash and cash equivalents – beginning of period	12,709	35,794	1,752,329	—	1,800,832
Cash and cash equivalents – end of period	$22,443	$42,970	$2,456,401	$—	$2,521,814

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in accountants within the twenty-four months ended December 31, 2016.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.
The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework (the "Framework"). Based on its assessment, management concluded that, at December 31, 2016, the Company’s internal control over financial reporting is effective based on the Framework criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting at December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in Item 15, "Exhibits and Financial Statement Schedules."
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting identified in connection with the Company’s evaluation required pursuant to Rules 13a-15 and 15d-15 promulgated under the Exchange Act, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities with Iran or with individuals or entities that are subject to certain sanctions under U.S. law. Disclosure is required even where the activities, transactions or dealings are conducted outside of the United States in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.
Certain of the Company’s non-U.S. subsidiaries provide insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. As a result of the lifting of European sanctions on Iran in early 2016, some of these marine policyholders have informed us that they have begun shipping, or will begin to ship, cargo to and from Iran, including transporting crude oil, petrochemicals and refined petroleum products. Because these non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of our insureds and reinsureds are permitted under applicable laws and regulations, the Company intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.
A non-U.S. subsidiary provides insurance for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department’s Office of Foreign Assets Control under Executive Order 13224. Coverage began on July 16, 2014. The insurance was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for this insurance from inception through December 31, 2016 are £126,180. There are no net profits attributable to this insurance. The subsidiary issued a notice of cancellation for the policy for non-payment of premium, but the insured was entitled to cure and subsequently made timely payment to renew. The subsidiary intends to continue providing insurance coverage under the policy in accordance with applicable law.
A non-U.S. subsidiary provides insurance for building and contents for one property in the United Kingdom, owned by Melli Bank plc, a wholly owned subsidiary of Bank Melli Iran, which is an entity that has been identified as owned or controlled by the Government of Iran and appears on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599. Coverage began on July 1, 2014. The insurance was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The payments received by our non-U.S. subsidiary for this insurance from inception through December 31, 2016 are £54,593. There are no net profits attributable to this contract. As these activities are permitted pursuant to the license issued by Her Majesty’s Treasury, the subsidiary intends to continue providing property insurance in the United Kingdom to Melli Bank plc in accordance with applicable law.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements, Financial Statement Schedules and Exhibits.

Page
Report of Independent Registered Public Accounting Firm	234
1. Financial Statements
Included in Part II, Item 8 of this report.
2. Financial Statement Schedules
Included in Part IV of this report:

	Schedule Number	Page
Reinsurance for the years ended December 31, 2016, 2015 and 2014	IV	235
Supplementary Information Concerning Property/Casualty (Re)Insurance Operations for the years ended December 31, 2016, 2015 and 2014	VI	236
Other Schedules have been omitted as they are not applicable to the Company or redundant.

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

3.1	Certificate of Incorporation of XL Group Ltd, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
3.2	Certificate of Incorporation on Change of Name of XL Group Ltd, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.

3.3	Memorandum of Association of XL Group Ltd, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
3.4	Bye-Laws of XL Group Ltd, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
3.5	Memorandum of Association of XLIT Ltd., incorporated by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-3 (No. 333-177869) filed on November 9, 2011.
3.6	Amended and Restated Articles of Association of XLIT Ltd., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.
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

4.4
Third Supplemental Indenture, dated December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.5
Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.6	Specimen Share Certificate (evidencing the common shares of XL Group Ltd), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
4.7
Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Ltd., dated October 27, 2006, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2011.

4.8	Form of XL Capital Ltd Global Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.9
Form of XLIT Ltd. Global Series D Preference Ordinary Share Certificate, incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 10-K (No. 1-10804)for the year ended December 31, 2011.

4.10
Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.11
First Supplemental Indenture, dated September 30, 2011, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.12
Second Supplemental Indenture, dated November 21, 2013, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 21, 2013.

4.13
Third Supplemental Indenture, dated July 25, 2016, among XL Group Ltd, XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Senior Debt Securities Indenture dated as of September 30, 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

4.14
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

4.15
Indenture, dated March 30, 2015, among XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015 (No. 1-10804).

4.16
First Supplemental Indenture, dated March 30, 2015, to the Indenture dated March 30, 2015 among XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.

4.17
Second Supplemental Indenture, dated as of July 25, 2016, among XL Group Ltd, XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Subordinated Debt Securities Indenture dated as of March 30, 2015, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

4.18
Third Supplemental Indenture, dated as of August 3, 2016, among XL Group Ltd, XL Group plc (In Solvent Member's Voluntary Liquidation), XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Subordinated Debt Securities Indenture dated as of March 30, 2015, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804), filed on August 9, 2016.

4.19	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.20
Termination of March 15, 2007 Replacement Capital Covenant, dated March 30, 2015, incorporated by reference to Exhibit 4.6 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.

4.21	Replacement Capital Covenant, dated March 30, 2015, incorporated by reference to Exhibit 4.7 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.
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

10.3+
Amended and Restated 1991 Performance Incentive Program, effective May 13, 2016, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 16, 2016

10.4+
Amendment to the 1991 Performance Incentive Program, effective July 25, 2016, incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No. 333-62137) filed on July 25, 2016

10.5+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex C to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 10, 2014.
10.6+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 20, 2015.
10.7+
Amendment to the XL Group plc Directors Stock & Option Plan, effective July 25, 2016, incorporated by reference to Exhibit 4.8 to the Company’s Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No. 333-62137) filed on July 25, 2016.

10.8+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.9+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.10+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.11+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (No. 1-10804) for the period ended December 31, 2014.
10.12+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.13+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
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

10.18+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.19+	Form of Restricted Stock Unit Agreement (Bespoke Vesting), incorporated by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q (No. 1-10804) for the period ended March 31, 2014.
10.20+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K (No. 1-10804) for the period ended December 31, 2014.
10.21+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.22
Amended and Restated Pledge Agreement dated as of December 19, 2014, as made by XL Investments Ltd., XL Re Ltd and XL Insurance (Bermuda) Ltd, as Grantors, in favor of Citibank, N.A., as Bank, which amends and restates the Pledge Agreement dated December 18, 2011, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014.

10.23+
Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 20, 2008.

10.24+
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

10.26+
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

10.28
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

10.30
Amended and Restated Pledge Agreement dated as of December 19, 2014, as made by XL Insurance (Bermuda) Ltd and XL Re Ltd, as Pledgors, and Citibank plc, as Pledgee, which amends and restates the Pledge Agreement dated November 11, 2009, incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.31+
Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

10.32+
Form of Bermuda Indemnification Agreement between XL Group Ltd and each of the directors of and the corporate secretary of XL Group Ltd, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.

10.33+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
10.34+	First Supplement to the Deed Poll of XLIT Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

10.35+
Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.36+
Amendment to XL Group plc Supplemental Deferred Compensation Plan, effective August 3, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended September 30, 2016.

10.37+
Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2010.

10.38+
Aircraft Time Sharing Agreement, dated April 8, 2016, between Stephen Catlin and X.L. America, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2016.

10.39+	XL Group plc Executive Severance Benefit Plan effective December 11, 2014, incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
10.40+
Amendment to XL Group plc Executive Severance Benefit Plan, effective August 3, 2016 incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended September 30, 2016

10.41+	XL Group plc Reinsurance Supplemental Long Term Cash Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 1-10804) filed on April 30, 2012.
10.42+	X.L. America, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2012.
10.43
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

10.44
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

10.45
Second Amendment, dated May 1, 2015, to the Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.46
Third Amendment, dated May 4, 2016, to the Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2016.

10.47
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

10.48
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

10.49
Second Amendment, dated May 1, 2015, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.50
Third Amendment, dated May 4, 2016, to the Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2016.

10.51
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

10.52
Secured Credit Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., and Catlin Re Switzerland Ltd., as Account Parties, XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.

10.53
Unsecured Credit Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., Catlin Re Switzerland Ltd., and Catlin Underwriting Agencies Limited, as Account Parties, XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.

10.54
Pledge Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., and Catlin Re Switzerland Ltd., as Pledgors, Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.

10.55+	Form of Director Initial Stock Option Agreement, incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2013.
10.56	Form of Director Irrevocable Undertaking, incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on January 9, 2015.
10.57
364-Day Bridge Loan Agreement, dated as of January 9, 2015, among XLIT Ltd., as borrower, XL Group plc, X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, and XL Life Ltd, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 2.4 to the Company's Form 8-K (No. 1-10804) filed on January 9, 2015.

10.58
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

10.59
Sale and Purchase Agreement, dated May 1, 2014, between GreyCastle Holdings Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.60
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.61
Retrocession Agreement, dated May 30, 2014, between XL Re Europe SE and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.62
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd (U.K. Branch) and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.63+
Letter of Assignment, dated May 27, 2015, between Stephen Catlin, XL Group plc and XL Services (Bermuda) Ltd, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.64+
Amendment, dated August 7, 2015, to the Letter of Assignment, dated May 27, 2015, between XL Group plc, XL Services (Bermuda) Ltd and Stephen Catlin, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.65+
Letter of Appointment, dated May 8, 2015, between XL Group plc and Paul Brand, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.

10.66+
Form of Letter of Assignment (Switzerland) between XL Group plc and certain executive officers incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.

10.67+
Form of Letter of Assignment (U.K.) between XL Group plc and certain executive officers, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.

10.68+	Form of 2015 Restricted Cash Unit Agreement incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015
10.69+	Form of 2014 Restricted Cash Unit Agreement, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015
10.70+
Form of Participant Agreement - XL Group Senior Executive Severance Benefit Program entered into with certain executive officers, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015

10.71+
Amendment to XL Group plc Reinsurance Supplemental Long Term Cash Incentive Compensation Plan, effective August 3, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended September 30, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Group Ltd:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XL Group Ltd and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 23, 2017

XL GROUP LTD
SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2016
Life reinsurance in force (1)	$—	$51,176,725	$51,971,475	$794,750	N/M
Premiums Earned:
Property and casualty operations	$9,142,690	$3,451,620	$4,074,817	$9,765,887	41.7%
Life operations	—	253,268	265,315	12,047	N/M
Total premiums earned	$9,142,690	$3,704,888	$4,340,132	$9,777,934	44.4%
2015
Life reinsurance in force (1)	$—	$62,290,992	$63,158,304	$867,312	N/M
Premiums Earned:
Property and casualty operations	$7,717,173	$3,018,410	$3,465,421	$8,164,184	42.4%
Life operations	—	247,675	309,916	62,241	N/M
Total premiums earned	$7,717,173	$3,266,085	$3,775,337	$8,226,425	45.9%
2014
Life reinsurance in force (1)	$—	$46,947,677	$68,854,340	$21,906,663	N/M
Premiums Earned:
Property and casualty operations	$5,173,403	$1,799,294	$2,343,329	$5,717,438	41.0%
Life operations	—	155,804	333,436	177,632	N/M
Total premiums earned	$5,173,403	$1,955,098	$2,676,765	$5,895,070	45.4%
____________

(1)	Represents the sum face value outstanding of the in force life reinsurance policies.

*	N/M - Not Meaningful

XL GROUP LTD
SCHEDULE VI
SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(U.S. dollars in thousands)	Deferred Acquisition Costs and Value of Business Acquired	Reserves for Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2016	$947,702	$25,939,571	$7,292,593	$9,765,887	$640,656	$6,374,377	$(301,542)	$5,334,520	$1,614,896	$10,230,636
2015	$893,111	$25,439,744	$7,043,383	$8,164,184	$644,312	$5,072,830	$(306,630)	$5,374,652	$1,306,654	$7,888,824
2014	$357,067	$19,353,241	$3,973,159	$5,717,438	$642,492	$3,513,465	$(255,072)	$3,821,335	$724,003	$5,767,209

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 23, 2017
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK
Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	February 23, 2017
/s/ PETER R. PORRINO
Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd

POWER OF ATTORNEY
We, the undersigned directors and executive officers of XL Group Ltd, hereby severally constitute Michael S. McGavick, Peter R. Porrino and Kirstin Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2017
Michael S. McGavick
/s/ PETER R. PORRINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2017
Peter R. Porrino
/s/ RAMANI AYER	Director	February 23, 2017
Ramani Ayer
/s/ STEPHEN J. O. CATLIN	Executive Deputy Chairman and Director	February 23, 2017
Stephen J. O. Catlin
/s/ DALE R. COMEY	Director	February 23, 2017
Dale R. Comey
/s/ CLAUS-MICHAEL DILL	Director	February 23, 2017
Claus-Michael Dill
/s/ ROBERT R. GLAUBER	Director	February 23, 2017
Robert R. Glauber
/s/ EDWARD J. KELLY, III	Director	February 23, 2017
Edward J. Kelly, III
/s/ SUZANNE B. LABARGE	Director	February 23, 2017
Suzanne B. Labarge
/s/ JOSEPH MAURIELLO	Director	February 23, 2017
Joseph Mauriello
/s/ EUGENE M. MCQUADE	Director and Chairman of the Board of Directors	February 23, 2017
Eugene M. McQuade
/s/ CLAYTON S. ROSE	Director	February 23, 2017
Clayton S. Rose
/s/ ANNE STEVENS	Director	February 23, 2017
Anne Stevens
/s/ SIR JOHN VEREKER	Director	February 23, 2017
Sir John Vereker