Form 10-Q
period 2017-03-31
XL GROUP LTD
filed 2017-05-04
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At May 1, 2017, there were 261,441,684 outstanding Common Shares, $0.01 par value per share, of the registrant.

XL GROUP LTD

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP LTD
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	March 31, 2017	December 31, 2016
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2017 - $29,923,912; 2016 - $29,587,656)	$30,651,790	$30,256,602
Equity securities, at fair value (cost: 2017 - $1,017,172; 2016 - $996,610)	1,094,509	1,037,331
Short-term investments, at fair value (amortized cost: 2017 - $260,407; 2016 - $626,142)	260,153	625,193
Total investments available for sale	$32,006,452	$31,919,126
Fixed maturities, at fair value (amortized cost: 2017 - $1,631,045; 2016 - $1,548,178)	1,700,108	1,617,014
Short-term investments, at fair value (amortized cost: 2017 - $742; 2016 - $9,536)	754	9,563
Total investments, trading	$1,700,862	$1,626,577
Investments in affiliates	2,172,611	2,177,645
Other investments	1,150,492	1,164,564
Total investments	$37,030,417	$36,887,912
Cash and cash equivalents	3,352,651	3,426,988
Restricted cash	160,523	153,504
Accrued investment income	262,237	284,366
Deferred acquisition costs and value of business acquired	1,161,159	946,721
Ceded unearned premiums	2,501,294	1,687,864
Premiums receivable	6,746,116	5,522,976
Reinsurance balances receivable	641,720	577,479
Unpaid losses and loss expenses recoverable	5,685,623	5,491,297
Receivable from investments sold	95,344	128,411
Goodwill and other intangible assets	2,208,612	2,203,653
Deferred tax asset	302,301	310,542
Other assets	876,622	812,389
Total assets	$61,024,619	$58,434,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$26,445,124	$25,939,571
Deposit liabilities	1,121,194	1,116,233
Future policy benefit reserves	3,520,069	3,506,047
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2017 - $3,098,954; 2016 - $3,072,615)	954,327	998,968
Unearned premiums	8,581,973	7,293,028
Notes payable and debt	2,648,353	2,647,677
Reinsurance balances payable	3,325,748	2,451,717
Payable for investments purchased	211,880	226,009
Deferred tax liability	89,862	77,271
Other liabilities	1,125,463	1,216,902
Total liabilities	$48,023,993	$45,473,423
Commitments and Contingencies
Shareholders’ Equity:
Common shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2017 - 263,735,436; 2016 - 266,889,127)	$2,637	$2,669
Additional paid in capital	7,934,161	8,068,503
Accumulated other comprehensive income	844,974	715,546
Retained earnings	2,193,112	2,151,794
Shareholders’ equity attributable to XL Group Ltd	$10,974,884	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	2,025,742	2,022,167
Total shareholders’ equity	$13,000,626	$12,960,679
Total liabilities and shareholders’ equity	$61,024,619	$58,434,102
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except per share data)	2017	2016
Revenues:
Net premiums earned	$2,522,791	$2,354,610
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	167,168	164,326
Net investment income - Life Funds Withheld Assets	33,364	41,560
Total net investment income	$200,532	$205,886
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading ("Trading"):
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	11,092	11,164
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(6,874)	(19,582)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	—	2
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	34,474	34,416
OTTI on investments - Life Funds Withheld Assets	—	(2,346)
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(1,406)	69,096
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, Trading	$37,286	$92,750
Net realized and unrealized gains (losses) on derivative instruments	(7,069)	(3,622)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(50,101)	(236,080)
Income (loss) from investment fund affiliates	38,261	(4,579)
Fee income and other	13,661	8,262
Total revenues	$2,755,361	$2,417,227
Expenses:
Net losses and loss expenses incurred	$1,583,456	$1,382,485
Claims and policy benefits	7,291	4,937
Acquisition costs	435,869	403,267
Operating expenses	468,038	515,381
Foreign exchange (gains) losses	(3,336)	(33,819)
Interest expense	50,711	52,303
Total expenses	$2,542,029	$2,324,554
Income (loss) before income tax and income (loss) from operating affiliates	$213,332	$92,673
Income (loss) from operating affiliates	13,609	12,650
Provision (benefit) for income tax	13,092	22,295
Net income (loss)	$213,849	$83,028
Non-controlling interests	61,006	61,143
Net income (loss) attributable to common shareholders	$152,843	$21,885
Weighted average common shares and common share equivalents outstanding, in thousands – basic	265,690	291,969
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	269,767	296,666
Earnings (loss) per common share and common share equivalent – basic	$0.58	$0.07
Earnings (loss) per common share and common share equivalent – diluted	$0.57	$0.07
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2017	2016
Net income (loss) attributable to common shareholders	$152,843	$21,885
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	102,622	363,883
Change in adjustments related to future policy benefit reserves, net of tax	5,132	17,035
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(20,108)	51,990
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(1,193)	(9,707)
Change in OTTI losses recognized in other comprehensive income, net of tax	1,442	2,267
Change in underfunded pension liability, net of tax	(357)	(1,049)
Change in value of cash flow hedge	(48)	(39)
Foreign currency translation adjustments, net of tax	41,938	(16,439)
Comprehensive income (loss)	$282,271	$429,826
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2017	2016
Common Shares:
Balance - beginning of year	$2,669	$2,947
Issuance of common shares	10	15
Buybacks of common shares	(51)	(99)
Exercise of stock options	9	—
Balance - end of period	$2,637	$2,863
Additional Paid in Capital:
Balance - beginning of year	$8,068,503	$8,910,167
Issuance of common shares	8	7
Buybacks of common shares	(154,065)	(301,354)
Exercise of stock options	23,287	490
Share-based compensation	(3,572)	(584)
Balance - end of period	$7,934,161	$8,608,726
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$715,546	$686,616
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	102,622	363,883
Change in adjustments related to future policy benefit reserves, net of tax	5,132	17,035
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(20,108)	51,990
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(1,193)	(9,707)
Change in OTTI losses recognized in other comprehensive income, net of tax	1,442	2,267
Change in underfunded pension liability, net of tax	(357)	(1,049)
Change in value of cash flow hedge	(48)	(39)
Foreign currency translation adjustments, net of tax	41,938	(16,439)
Balance - end of period	$844,974	$1,094,557
Retained Earnings (Deficit):
Balance - beginning of year	$2,151,794	$2,077,349
Net income (loss) attributable to common shareholders	152,843	21,885
Dividends on common shares	(59,371)	(58,714)
Buybacks of common shares	(46,372)	(54,447)
Share-based compensation	(5,782)	(3,475)
Balance - end of period	$2,193,112	$1,982,598
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$2,022,167	$1,977,384
Non-controlling interests - contributions	25	882
Non-controlling interests - distributions	—	(3,030)
Non-controlling interests	3,036	3,679
Non-controlling interest share in change in accumulated other comprehensive income (loss)	514	59
Balance - end of period	$2,025,742	$1,978,974
Total Shareholders’ Equity	$13,000,626	$13,667,718
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2017	2016
Cash flows provided by (used in) operating activities:
Net income (loss)	$213,849	$83,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading	(37,286)	(92,750)
Net realized and unrealized (gains) losses on derivative instruments	7,069	3,622
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	50,101	236,080
Amortization of premiums (discounts) on fixed maturities	42,178	47,505
(Income) loss from investment and operating affiliates	(28,921)	19,797
Share-based compensation	12,694	20,707
Depreciation and amortization	19,429	22,592
Accretion of deposit liabilities	11,430	12,055
Changes in:
Unpaid losses and loss expenses	290,788	330,160
Future policy benefit reserves	(55,634)	(59,858)
Funds withheld on GreyCastle life retrocession arrangements, net	(107,596)	(121,272)
Unearned premiums	1,222,570	1,148,149
Premiums receivable	(1,152,760)	(1,322,085)
Unpaid losses and loss expenses recoverable	(153,063)	(82,729)
Ceded unearned premiums	(797,191)	(436,332)
Reinsurance balances receivable	(59,052)	(49,781)
Deferred acquisition costs and value of business acquired	(205,830)	(156,373)
Reinsurance balances payable	849,492	460,982
Deferred tax asset - net	10,852	(7,945)
Derivatives	58,104	17,863
Other assets	(100,791)	(47,084)
Other liabilities	(128,606)	(128,752)
Other	(9,323)	(41,618)
Total adjustments	$(261,346)	$(227,067)
Net cash provided by (used in) operating activities	$(47,497)	$(144,039)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$2,492,005	$3,772,077
Proceeds from redemption of fixed maturities and short-term investments	1,228,356	949,221
Proceeds from sale of equity securities	46,379	62,895
Purchases of fixed maturities and short-term investments	(3,633,007)	(4,325,679)
Purchases of equity securities	(47,967)	(55,411)
Proceeds from sale of affiliates	168,237	41,538
Purchases of affiliates	(35,926)	(247,049)
Purchase of subsidiaries, net of cash acquired	—	(69,745)
Change in restricted cash	(7,019)	(6,027)
Other	23,429	82,141
Net cash provided by (used in) investing activities	$234,487	$203,961
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$23,296	$491
Buybacks of common shares	(200,488)	(355,901)
Employee withholding on share-based compensation	(22,871)	(27,074)
Dividends paid on common shares	(58,392)	(57,861)
Distributions to non-controlling interests	(25,400)	(27,857)
Contributions from non-controlling interests	26	883
Deposit liabilities	(7,771)	(8,546)
Net cash provided by (used in) financing activities	$(291,600)	$(475,865)
Effects of exchange rate changes on foreign currency cash	30,273	(19,396)
Increase (decrease) in cash and cash equivalents	$(74,337)	$(435,339)
Cash and cash equivalents - beginning of period	3,426,988	3,256,236
Cash and cash equivalents - end of period	$3,352,651	$2,820,897
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL-Bermuda"), completed a scheme of arrangement under Irish law (the "Scheme of Arrangement") that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL-Bermuda and XL-Ireland becoming a subsidiary of XL-Bermuda. In accordance with the terms of the Scheme of Arrangement, the following steps simultaneously occurred at the effective time of the Redomestication: (i) all of the existing XL-Ireland ordinary shares, par value $0.01 per share (the "XL-Ireland shares") (other than XL-Ireland shares held by XL-Bermuda) were canceled; (ii) the reserves created on cancellation of the XL-Ireland shares were used to issue XL-Ireland shares to XL-Bermuda; and (iii) in return for such issuance of XL-Ireland shares to XL-Bermuda, XL-Bermuda issued common shares, par value $0.01 per share (the "XL-Bermuda shares"). The XL-Bermuda shares issued in connection with the redomestication were issued in reliance upon an exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act"), provided under Section 3(a)(10) of the Securities Act. Upon the Redomestication, XL-Bermuda became the successor issuer to XL-Ireland and succeeded XL-Ireland’s obligation to file reports, proxy statements and other information required of domestic registrants by the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the U.S. Securities and Exchange Commission.  As the successor issuer, the XL-Bermuda shares were deemed to be registered under Section 12(b) of the Exchange Act. Further, XL-Bermuda is subject to the applicable listing standards of the New York Stock Exchange ("NYSE"), and reports its financial results in U.S. dollars and under accounting principles generally accepted in the United States of America ("GAAP"), in addition to any reporting requirements under Bermuda law. XL-Bermuda's shares continue in place of the XL-Ireland shares to trade on the NYSE under the ticker symbol "XL." Additionally, upon completion of the Redomestication, XL-Bermuda fully and unconditionally guaranteed the majority of the outstanding debt issued by XLIT Ltd., an exempted company incorporated under the laws of the Cayman Islands ("XL-Cayman"). See Note 9, "Notes Payable and Debt and Financing Arrangements," for more information regarding our outstanding debt.
In connection with the Redomestication, on August 3, 2016, XL-Ireland distributed the ordinary shares of XL-Cayman, to XL-Bermuda (the “Distribution”), which was recorded on the share register of XL-Cayman on August 4, 2016. As a result of the Distribution, XL-Cayman is now a direct, wholly-owned subsidiary of XL-Bermuda. It is anticipated that XL-Ireland will be liquidated (via a solvent members voluntary liquidation that was initiated on August 2, 2016) by the end of 2018.
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
These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
On May 1, 2015, the Company completed its acquisition of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. For further information, see Item 8, Note 2(f), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
In May 2014, the Company ceded the majority of its life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest (the "Life Funds Withheld Assets"). The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments. For further information, see Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
(b) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2017
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
In March 2016, as part of its simplification initiative, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning the accounting for several aspects of employee share-based payment awards including: income tax consequences, classification of awards as either equity or liabilities, classification of items in the statement of cash flows, and certain expedients that entities can now elect regarding estimates and assumptions in this area. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company adopted this guidance during the first quarter 2017 in accordance with the following:

•
All excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit (regardless of whether the benefit reduces taxes payable in the current period) in the income statement, as opposed to additional paid-in capital as previous GAAP prescribed. This amendment has been applied prospectively from January 1, 2017.

•
The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Adoption of this amendment had no impact on the Company’s financial position or results of operations.

•
The threshold for share-based payment awards to qualify for equity classification now permits withholding up to maximum statutory tax rates in applicable jurisdictions, as opposed to employer minimum statutory withholding requirements in those jurisdictions. Adoption of this amendment had no impact on the Company’s financial position or results of operations.

•
Excess tax benefits now should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This amendment has been applied prospectively from January 1, 2017.

•
Where an employer withholds shares for employee tax-withholding purposes, the resulting employee taxes paid should be classified as a financing activity as opposed to an operating activity in the statement of cash flows. This amendment was applied retrospectively. The withholding taxes are now included within the financing section of the statement of cash flows. The statement of cash flows for the three months ended March 31, 2016 has been re-presented by $27.1 million to conform to the current year presentation.

•
Companies may now make an entity-wide accounting policy election to either estimate the number of share-based payment awards expected to vest (in line with previous GAAP) or account for forfeitures as they occur. The Company elected not to change its previous accounting policy for measuring forfeitures, and continues to measure the expense for share-based compensation based on the number of awards expected to ultimately vest.

ASU 2016-17 Consolidation: Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued an accounting standards update concerning the evaluation of indirect interests held through related parties during the assessment of variable interest entities (“VIEs”). When identifying the primary beneficiary of a VIE, this update requires a reporting entity that acts as the single decision maker of that VIE to include, on a proportionate basis, those interests held through related parties under common control when assessing whether it holds a variable interest in that VIE. This is a change from previous GAAP, which required such indirect interests to be included in their entirety during this assessment. In the event that a reporting entity is not considered to be the primary beneficiary of the VIE following this assessment, the update does not change the requirement to assess whether the entity and its related parties under common control as a group possess the characteristics of a primary beneficiary. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. When adopted, the amendments in this update must be applied retrospectively to all periods since Accounting Standards Update 2015-02 was adopted, which for the Company was the

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

first quarter of 2016. The Company adopted this guidance in 2017. There were no changes to the identified primary beneficiaries of any VIEs in which the Company holds an interest.
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an accounting standards update concerning impairment testing of goodwill. The main provision of this guidance removes the existing “Step 2” required under previous GAAP. The previous GAAP required an entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the revised guidance, an entity‘s annual goodwill impairment review should include a “quantitative impairment test” in which it should compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, then the entity should record an impairment charge for this difference, limited to the total goodwill allocated to the reporting unit (an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary). The update should be applied on a prospective basis. This guidance is effective for goodwill impairment testing performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this guidance during the first quarter of 2017. The guidance changes the Company’s goodwill impairment procedures. There was no impact on the Company’s financial position, results of operations or cash flows on adoption of this guidance.
ASU 2017-08 Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued an accounting standards update concerning the accounting for premiums on purchased callable debt securities. The premium is the amount by which the amortized cost basis of the security exceeds the amount repayable by the issuer. For callable debt securities, this ASU requires that the premium be amortized to the earliest call date. Under previous GAAP, premiums were typically amortized to the maturity date of a security, except where an entity held a large number of similar loans and considered estimates of future principal repayments. The amendments do not require an accounting change for securities held at a discount. The update should be applied on a modified retrospective basis. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within years beginning after December 15, 2020. Early adoption is permitted. The Company elected to early adopt this guidance during the first quarter of 2017. There was no impact on the Company’s financial position, results of operations or cash flows.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017 the FASB released an accounting standards update concerning the presentation of costs related to defined benefit pension plans and similar plans. The amendments in this ASU principally require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by relevant employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in the Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in the ASU relating to presentation in the income statement should be applied retrospectively. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company expects that adoption of this standard will be disclosure-related only and will not have an impact on its financial position, results of operations or cash flows.
2. Acquisitions and Disposals
(a) Partial Sale of New Ocean Capital Management Limited
On October 11, 2016, Fundamental Insurance Investment Ltd ("FII"), a wholly-owned subsidiary of the Company, completed a partial sale of its common and preference shares in New Ocean Capital Management Limited ("New Ocean"), an entity in which it holds a majority voting interest, to an unrelated investor.
FII received $3.9 million in proceeds for the sale of 7.8% of the common shares held by FII and 6.4% of preference shares held by FII. The Company recorded a pre-tax gain of $3.5 million as a result of this transaction.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)    Sale of Life Insurance Subsidiary
On September 30, 2016, X.L. America, Inc. ("XL America") and XL Life and Annuity Holding Company ("XLLAHC"), both indirect wholly-owned subsidiaries of the Company, completed the previously announced sale of the Company's wholly-owned subsidiary XL Life Insurance and Annuity Company ("XLLIAC") to Mutual of Omaha Insurance Company.
XL America and XLLAHC received a closing date payment of $20.9 million in proceeds from the transaction, which was based upon the fair market value of XLLIAC's investment assets and insurance licenses. The Company recorded a pre-tax gain of $3.7 million as a result of this transaction.
(c)    Brooklyn Acquisition
On September 30, 2016, the Company's indirect, wholly-owned subsidiary, Catlin Holdings Limited, completed the acquisition ("Brooklyn Acquisition") of Brooklyn Underwriting Pty Limited and Brooklyn IT Pty Limited (collectively “Brooklyn”). Brooklyn is a market-leading specialty underwriting agency in Australia and Lloyd's-approved coverholder, serving brokers across Australia. The Company recorded definite-lived intangible assets of $22.9 million, which will be amortized over their estimated useful lives. See Note 7, "Goodwill and Other Intangible Assets," for further information.
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
Acquisition Consideration
The Company made an initial payment of $75.7 million to acquire Allied. Additional contingent consideration was to be paid based on production and underwriting profitability over a three year period subsequent to the acquisition date. The Company originally estimated the fair market value of these payments to be $15.0 million, resulting in total consideration of $90.7 million recorded for the acquisition. At the balance sheet date, this view remained unchanged. Due to an agreement reached on April 11, 2017, the target payments of contingent consideration were modified to range from $12.5 million to $20.0 million. The Company estimates the fair value of these payments to be approximately $17.0 million, resulting in an additional $2.0 million of expense to be recorded in the income statement in "Fee income and other" in the second quarter.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Allied based on estimated fair values on the acquisition date. The estimated fair value of the net assets acquired and liabilities assumed was $76.7 million, which includes indefinite-lived intangible assets of $8.0 million and other intangible assets of $6.0 million, which will be amortized over their estimated useful lives. Other adjustments to the historical carrying value of acquired assets and liabilities included: the estimated fair value of net loss and loss expense reserves at the present value of expected net loss and loss adjustment expense payments plus a risk premium, the estimated value of the business acquired at the present value of expected underwriting profits with net unearned premiums plus a risk margin less policy servicing costs, and the estimated fair value of real estate assets at appraised market values. In conjunction with the transaction, the Company recognized goodwill of $14.1 million, which is primarily attributable to Allied's underwriting expertise in a niche specialty risk business. The Company has allocated all of the $14.1 million of goodwill to its Insurance segment. See Note 7, "Goodwill and Other Intangible Assets," for further information.
(e)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), XL-Ireland completed its acquisition (the "Catlin Acquisition") of the entire issued share capital of Catlin for approximately $4.1 billion. For further information, see Item 8, Note 2(f), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
XL-Ireland acquired each common share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share, subject to the mix and match facility set forth in the implementation agreement.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

XL-Ireland issued approximately 49.9 million XL-Ireland shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $794.0 million, which is primarily attributable to the synergies and economies of scale expected to result upon integration of Catlin into the Company's operations, including further diversification in geographic mix and product offerings and an increase in distribution strength. The Company has allocated $466.1 million of this goodwill to its Insurance segment and $327.9 million to its Reinsurance segment. The Company also recognized indefinite lived intangible assets of $673.0 million and other intangible assets of $315.0 million, which will be amortized over their estimated useful lives. See Note 7, "Goodwill and Other Intangible Assets," for further information.
As part of the purchase price allocation, the Company adjusted the historical carrying value of the acquired assets and liabilities based on estimated fair values at the Acquisition Date. An explanation of the significant adjustments for fair value that are being amortized to net income is as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force at the Acquisition Date expire. The Company has included $4.6 million and $59.6 million for the three months ended March 31, 2017 and 2016, respectively, in acquisition expenses related to the amortization of the value of business acquired asset.

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired includes an increase to adjust the carrying value of Catlin's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value at the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment, plus the unamortized fair value adjustment included in Catlin's historical unpaid losses and loss adjustment expenses, will be amortized to losses and loss adjustment expenses over a weighted average period of approximately 20 years, based on the estimated payout pattern of net reserves at the Acquisition Date.

Transaction-related Costs
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within "Corporate and Other" in its segment disclosure in Note 3, "Segment Information." Costs incurred and payments made for the three months ended March 31, 2017 are:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2016	$25,360	$4,481	$18	$7,107	$36,966
Costs incurred in 2017	13,056	6,454	4,612	9,827	33,949
2017 payments	11,263	7,373	2,168	9,196	30,000
Liabilities at March 31, 2017	$27,153	$3,562	$2,462	$7,738	$40,915
3. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance.
The Company’s general investment and financing operations are reflected in "Corporate and Other." Subsequent to the transaction described in Note 1, "Significant Accounting Policies," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the run-off life operations not subject to the GreyCastle Life Retro Arrangements are also reported within "Corporate and Other."
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments,

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

except as noted below. Investment assets related to the Company’s run-off life operations are held in a separately identified portfolio. Net investment income from these assets is included in the contribution from "Corporate and Other." Certain structured products included in the Insurance and Reinsurance segments are also held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.
The following tables summarize the segment results for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,694,216	$1,927,390	$4,621,606	$56,811	$4,678,417
Net premiums written	1,508,591	1,471,169	2,979,760	3,310	2,983,070
Net premiums earned	1,635,315	884,166	2,519,481	3,310	2,522,791
Less: Net losses and loss expenses (2)	1,060,363	523,093	1,583,456	7,291	1,590,747
Less: Acquisition costs (2)	210,483	224,079	434,562	1,307	435,869
Less: Operating expenses (3)	285,729	71,757	357,486	233	357,719
Underwriting profit (loss)	$78,740	$65,237	$143,977	$(5,521)	$138,456
Net investment income - excluding Life Funds Withheld Assets (4)			146,566	7,227	153,793
Net investment income - Life Funds Withheld Assets				33,364	33,364
Net results from structured products (5)	2,269	645	2,914	—	2,914
Net fee income and other (6)	1,967	686	2,653	(438)	2,215
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			4,831	(613)	4,218
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			—	33,068	33,068
Net realized and unrealized gains (losses) on derivative instruments			—	(7,069)	(7,069)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(50,101)	(50,101)
Net income (loss) from investment fund affiliates and operating affiliates			—	51,870	51,870
Less: Exchange (gains) losses			—	(3,336)	(3,336)
Less: Corporate operating expenses			—	98,873	98,873
Contribution from P&C and Corporate and Other			300,941	(33,750)	267,191
Less: Interest expense (7)				40,250	40,250
Less: Non-controlling interests				61,006	61,006
Less: Income tax expense				13,092	13,092
Net income (loss) attributable to common shareholders					$152,843
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.8%	59.2%	62.8%
Underwriting expense ratio	30.4%	33.4%	31.5%
Combined ratio	95.2%	92.6%	94.3%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $13.4 million and $10.5 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,503,972	$1,855,343	$4,359,315	$68,911	$4,428,226
Net premiums written	1,503,934	1,557,661	3,061,595	3,164	3,064,759
Net premiums earned	1,593,874	757,572	2,351,446	3,164	2,354,610
Less: Net losses and loss expenses (2)	999,592	382,893	1,382,485	4,937	1,387,422
Less: Acquisition costs (2)	225,458	176,348	401,806	1,461	403,267
Less: Operating expenses (3)	312,432	79,234	391,666	218	391,884
Underwriting profit (loss)	$56,392	$119,097	$175,489	$(3,452)	$172,037
Net investment income - excluding Life Funds Withheld Assets (4)			143,131	8,533	151,664
Net investment income - Life Funds Withheld Assets				41,560	41,560
Net results from structured products (5)	1,222	748	1,970	—	1,970
Net fee income and other (6)	(3,862)	837	(3,025)	302	(2,723)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			(11,160)	2,744	(8,416)
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			—	101,166	101,166
Net realized and unrealized gains (losses) on derivative instruments			—	(3,622)	(3,622)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(236,080)	(236,080)
Net income (loss) from investment fund affiliates and operating affiliates			—	8,071	8,071
Less: Exchange (gains) losses			—	(33,819)	(33,819)
Less: Corporate operating expenses			—	112,510	112,510
Contribution from P&C and Corporate and Other			306,405	(159,469)	146,936
Less: Interest expense (7)				41,613	41,613
Less: Non-controlling interests				61,143	61,143
Less: Income tax expense				22,295	22,295
Net income (loss) attributable to common shareholders					$21,885
Ratios – P&C operations: (8)
Loss and loss expense ratio	62.7%	50.5%	58.8%
Underwriting expense ratio	33.8%	33.8%	33.7%
Combined ratio	96.5%	84.3%	92.5%
____________

(1)	Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes, as well as the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $12.7 million and $10.7 million, respectively.

(6)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$320,253	$52,926	$—	$373,179
Casualty	482,589	156,634	—	639,223
Property catastrophe	—	148,406	—	148,406
Property	422,531	272,346	—	694,877
Specialty	399,793	36,626	—	436,419
Other (1)	10,149	217,228	—	227,377
Total P&C Operations	$1,635,315	$884,166	$—	$2,519,481
Corporate and Other:
Run-off Life operations - Other Life	—	—	3,310	3,310
Total Corporate and Other	$—	$—	$3,310	$3,310
Total	$1,635,315	$884,166	$3,310	$2,522,791

Three Months Ended March 31, 2016 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$332,708	$43,155	$—	$375,863
Casualty	468,602	154,739	—	623,341
Property catastrophe	—	205,301	—	205,301
Property	366,860	254,399	—	621,259
Specialty	424,068	36,193	—	460,261
Other (1)	1,636	63,785	—	65,421
Total P&C Operations	$1,593,874	$757,572	$—	$2,351,446
Corporate and Other:
Run-off Life operations - Other Life	—	—	3,164	3,164
Total Corporate and Other	$—	$—	$3,164	$3,164
Total	$1,593,874	$757,572	$3,164	$2,354,610
____________

(1)
Other within the Insurance segment includes: surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, structured indemnity and other lines.

(2)
Amounts from the prior year have been re-presented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include movement of certain items out of Other as follows: Programs business is now reflected in Property or Casualty, depending upon the predominant line for each program; Surplus lines is now reflected primarily in Casualty; and Accident & Health is now reflected in Specialty.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Maturity Securities
In an effort to improve operational efficiency, the Company has undergone an initiative to transform its investment operations and related reporting. As a result of this initiative, the Company has simplified the classification of its fixed maturity securities by investment type to align its internal and external reporting processes. Corporate securities previously separated into two classifications have been merged into one. Residential mortgage-backed securities have also been merged into a single classification. Collateralized debt obligations are now reported under Other asset-backed securities. Comparative period amounts have been re-presented to conform to the new classification system.
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related Other-Than-Temporary Impairments ("OTTI") recorded in accumulated other comprehensive income ("AOCI"), of the Company’s Available for Sale ("AFS") investments at March 31, 2017 and December 31, 2016 were as follows:

		Included in AOCI
March 31, 2017 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government Agencies ("U.S. Government")	$4,175,513	$53,626	$(25,786)	$4,203,353	$—
U.S. States, municipalities and political subdivisions	2,259,820	95,624	(4,585)	2,350,859	—
Non-U.S. Governments	4,962,157	113,776	(96,025)	4,979,908	—
Corporate	10,465,866	214,671	(101,171)	10,579,366	(18)
Residential mortgage-backed securities ("RMBS")	4,370,380	65,045	(57,990)	4,377,435	(46,495)
Commercial mortgage-backed securities ("CMBS")	705,158	5,694	(10,655)	700,197	(1,172)
Other asset-backed securities	1,244,057	14,126	(8,492)	1,249,691	(1,995)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,182,951	$562,562	$(304,704)	$28,440,809	$(49,680)
Total short-term investments - Excluding Life Funds Withheld Assets	260,407	208	(462)	260,153	—
Total equity securities - Excluding Life Funds Withheld Assets	1,017,172	83,845	(6,508)	1,094,509	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,460,530	$646,615	$(311,674)	$29,795,471	$(49,680)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,542	$2,190	$—	$10,732	$—
Non-U.S. Governments	440,648	147,974	—	588,622	—
Corporate	1,116,300	279,251	—	1,395,551	—
RMBS	19,267	3,071	—	22,338	—
CMBS	75,554	18,256	—	93,810	—
Other asset-backed securities	80,650	19,278	—	99,928	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,740,961	$470,020	$—	$2,210,981	$—
Total investments - AFS	$31,201,491	$1,116,635	$(311,674)	$32,006,452	$(49,680)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Included in AOCI
December 31, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$3,874,038	$53,172	$(32,822)	$3,894,388	$—
U.S. States, municipalities and political subdivisions	2,399,490	86,041	(7,419)	2,478,112	—
Non-U.S. Governments	5,037,482	112,772	(120,122)	5,030,132	—
Corporate	10,055,757	198,082	(119,110)	10,134,729	(36)
RMBS	4,479,722	71,045	(58,142)	4,492,625	(47,879)
CMBS	670,005	5,955	(10,774)	665,186	(1,191)
Other asset-backed securities	1,252,435	13,195	(12,242)	1,253,388	(2,029)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$27,768,929	$540,262	$(360,631)	$27,948,560	$(51,135)
Total short-term investments - Excluding Life Funds Withheld Assets	626,142	227	(1,176)	625,193	—
Total equity securities - Excluding Life Funds Withheld Assets	996,610	48,931	(8,210)	1,037,331	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,391,681	$589,420	$(370,017)	$29,611,084	$(51,135)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,468	$2,109	$—	$10,577	$—
Non-U.S. Governments	454,695	169,982	—	624,677	—
Corporate	1,173,670	280,938	—	1,454,608	—
RMBS	19,591	2,789	—	22,380	—
CMBS	77,762	16,478	—	94,240	—
Other asset-backed securities	84,541	17,019	—	101,560	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,818,727	$489,315	$—	$2,308,042	$—
Total investments - AFS	$31,210,408	$1,078,735	$(370,017)	$31,919,126	$(51,135)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The cost (amortized cost for fixed maturities and short-term investments) and fair value of the trading investments at March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$16,179	$16,340
U.S. States, municipalities and political subdivisions	127	126
Non-U.S. Governments	454,585	469,597
Corporate	1,115,185	1,167,081
RMBS	919	930
CMBS	5,194	5,550
Other asset-backed securities	38,856	40,484
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,631,045	$1,700,108
Total short-term investments - Trading - Life Funds Withheld Assets	$742	$754
Total investments - Trading - Life Funds Withheld Assets	$1,631,787	$1,700,862

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$14,361	$14,708
U.S. States, municipalities and political subdivisions	219	224
Non-U.S. Governments	426,225	444,944
Corporate	1,062,853	1,111,205
RMBS	936	961
CMBS	5,242	5,526
Other asset-backed securities	38,342	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,548,178	$1,617,014
Total short-term investments - Trading - Life Funds Withheld Assets	$9,536	$9,563
Total investments - Trading - Life Funds Withheld Assets	$1,557,714	$1,626,577
At March 31, 2017 and December 31, 2016, approximately 2.7% and 2.5%, respectively, of the Company's fixed income investment portfolio at fair value, excluding cash and Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 4.4% and 4.1% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding cash and Life Funds Withheld Assets, at March 31, 2017 and December 31, 2016, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed income securities at March 31, 2017 and December 31, 2016 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$2,033,484	$2,061,553	$2,121,088	$2,135,262
Due after 1 through 5 years	12,842,652	12,927,078	12,400,798	12,463,844
Due after 5 through 10 years	5,674,580	5,722,780	5,509,194	5,531,402
Due after 10 years	1,312,640	1,402,075	1,335,687	1,406,853
	$21,863,356	$22,113,486	$21,366,767	$21,537,361
RMBS	4,370,380	4,377,435	4,479,722	4,492,625
CMBS	705,158	700,197	670,005	665,186
Other asset-backed securities	1,244,057	1,249,691	1,252,435	1,253,388
Total mortgage and asset-backed securities	$6,319,595	$6,327,323	$6,402,162	$6,411,199
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,182,951	$28,440,809	$27,768,929	$27,948,560
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$58,836	$68,442	$71,207	$80,749
Due after 1 through 5 years	289,495	318,498	289,710	318,605
Due after 5 through 10 years	251,139	299,963	274,727	324,759
Due after 10 years	966,020	1,308,002	1,001,189	1,365,749
	$1,565,490	$1,994,905	$1,636,833	$2,089,862
RMBS	19,267	22,338	19,591	22,380
CMBS	75,554	93,810	77,762	94,240
Other asset-backed securities	80,650	99,928	84,541	101,560
Total mortgage and asset-backed securities	$175,471	$216,076	$181,894	$218,180
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,740,961	$2,210,981	$1,818,727	$2,308,042
Total fixed maturities - AFS	$29,923,912	$30,651,790	$29,587,656	$30,256,602

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017		December 31, 2016
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$61,523	$61,845	$59,138	$59,553
Due after 1 through 5 years	358,658	365,639	322,574	328,997
Due after 5 through 10 years	565,720	581,916	507,631	521,505
Due after 10 years	600,175	643,744	614,315	661,026
	$1,586,076	$1,653,144	$1,503,658	$1,571,081
RMBS	919	930	936	961
CMBS	5,194	5,550	5,242	5,526
Other asset-backed securities	38,856	40,484	38,342	39,446
Total mortgage and asset-backed securities	$44,969	$46,964	$44,520	$45,933
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,631,045	$1,700,108	$1,548,178	$1,617,014
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Note 1, "Significant Accounting Policies." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. At March 31, 2017 and December 31, 2016, the Company had $17.6 billion and $17.1 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities at March 31, 2017 and December 31, 2016 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
March 31, 2017 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,311,525	$(25,010)	$34,778	$(821)
U.S. States, municipalities and political subdivisions	332,688	(4,193)	4,296	(392)
Non-U.S. Governments	1,414,226	(32,896)	394,173	(63,538)
Corporate	2,765,752	(55,262)	292,269	(45,917)
RMBS	2,448,601	(41,934)	304,302	(16,056)
CMBS	469,048	(9,325)	6,180	(1,330)
Other asset-backed securities	347,535	(2,712)	32,078	(5,780)
Total fixed maturities and short-term investments - AFS	$10,089,375	$(171,332)	$1,068,076	$(133,834)
Total equity securities	$147,786	$(6,508)	$—	$—

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2016 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,456,685	$(30,640)	$43,873	$(2,237)
U.S. States, municipalities and political subdivisions	457,288	(6,983)	4,287	(437)
Non-U.S. Governments	1,797,405	(75,596)	288,490	(45,480)
Corporate	3,414,252	(81,594)	264,920	(37,595)
RMBS	2,459,545	(41,194)	302,810	(16,948)
CMBS	467,757	(9,470)	9,665	(1,304)
Other asset-backed securities	777,435	(3,888)	37,535	(8,441)
Total fixed maturities and short-term investments - AFS	$11,830,367	$(249,365)	$951,580	$(112,442)
Total equity securities	$130,487	$(8,210)	$—	$—
The Company had gross unrealized losses totaling $311.7 million on 2,848 securities out of a total of 8,324 held at March 31, 2017 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized and Unrealized Gains (Losses)
The following represents an analysis of net realized and unrealized gains (losses) on investments

Net Realized Gains (Losses) on Investments	Three months ended March 31,
(U.S. dollars in thousands)	2017	2016
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$39,397	$61,227
Gross realized losses on investments sold	(28,305)	(50,063)
OTTI on investments, net of amounts transferred to other comprehensive income	(6,874)	(19,580)
	$4,218	$(8,416)
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$35,151	$62,850
Gross realized losses on investments sold	(677)	(28,434)
OTTI on investments, net of amounts transferred to other comprehensive income	—	(2,346)
Net unrealized gains (losses) on trading securities	$(1,406)	$69,096
	$33,068	$101,166
Total net realized gains (losses) on investments	$37,286	$92,750
The components of OTTI charges of $6.9 million for three months ended March 31, 2017, compared to $19.6 million for the three months ended March 31, 2016 for investments excluding Life Funds Withheld Assets were:

▪	$5.0 million related to other investments, compared to nil for the three months ended March 31, 2016.

▪	$0.1 million related to investments that we no longer intend to hold for a period sufficient to recover their fair value to cost, compared to $9.8 million for the three months ended March 31, 2016.

▪
$0.1 million for structured securities where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities. The charges for the three months ended March 31, 2016 were $0.9 million.

▪	Nil related to equity investments that were in a loss position for more than 11 months or impaired by more than 50%, compared to $7.0 million for the three months ended March 31, 2016.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

▪	$1.7 million related to foreign exchange losses, compared to $1.9 million for the three months ended March 31, 2016.
The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in Other Comprehensive Income ("OCI"), held by the Company at the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended March 31,
(U.S. dollars in thousands)	2017	2016
Opening balance at beginning of indicated period	$61,595	$73,469
Credit loss impairment recognized in the current period on securities not previously impaired	124	10,567
Credit loss impairments previously recognized on securities that matured or were paid down, prepaid or sold during the period	(836)	(4,877)
Additional credit loss impairments recognized in the current period on securities previously impaired	102	230
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,357)	(2,410)
Closing balance at end of indicated period	$58,628	$76,979
5. Derivative Instruments
The Company enters into derivative instruments for both risk management and efficient portfolio management. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities ("Authorities Framework") adopted by the Risk and Finance Committee of the Company's Board of Directors ("RFC"), which is intended to align the risk profile of our investment portfolio to be consistent with management's risk tolerance, and other guidelines established by the RFC. The Company reports all derivatives as either assets or liabilities on the balance sheets at fair value, with the changes in the fair values of derivatives shown in the consolidated statement of income as "Net realized and unrealized gains (losses) on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 1(h), "Significant Accounting Policies - Derivative Instruments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign currency exposure	$775,340	$10,906	$856,298	$19,316	$1,396,801	$85,175	$583,722	$25,750
Total derivatives designated as hedging instruments	$775,340	$10,906	$856,298	$19,316	$1,396,801	$85,175	$583,722	$25,750
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$—	$—	$1,282	$—	$—	$—	$—	$—
Foreign currency exposure	79,971	433	311,054	2,392	10,049	190	273,767	12,137
Credit exposure	32,500	717	72,500	7,682	32,500	1,077	82,500	6,978
Financial market exposure	5	2	—	—	5	5	—	—

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017				December 31, 2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Other Non-Investment Derivatives:
Foreign currency exposure	181,300	367	—	—	181,300	1,208	—	—
Credit exposure	24,978	163	—	—	—	—	24,490	340
Guaranteed minimum income benefit contract	40,516	18,397	40,516	18,397	43,553	19,499	43,553	19,499
Modified coinsurance funds withheld contracts (2)	54,281	—	4,042,040	—	59,775	—	4,048,446	—
Other	—	—	—	—	15,000	342	—	—
Total derivatives not designated as hedging instruments	$413,551	$20,079	$4,467,392	$28,471	$342,182	$22,321	$4,472,756	$38,954
Total derivatives		$30,985		$47,787		$107,496		$64,704
Counterparty netting		(8,565)		(8,565)		(17,947)		(17,947)
Total derivatives net of counterparty netting (1)		22,420		39,222		89,549		46,757
Cash collateral held/paid (3)		(200)		(6,940)		(36,980)		(5,810)
Total derivatives as recorded in the balance sheets		$22,220		$32,282		$52,569		$40,947
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

(2)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at March 31, 2017 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $977.9 million.

(3)
At March 31, 2017, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $0.2 million for derivatives in an asset position and paid cash collateral of $6.9 million for derivatives in a liability position. At December 31, 2016, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $37.0 million for derivatives in an asset position and paid cash collateral of $5.8 million for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the unaudited consolidated balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.

(a) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign currency contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2017 and 2016, the Company entered into foreign currency contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British Pound or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three months ended March 31, 2017 and 2016:

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation - Summary	Three months ended March 31,
(U.S. dollars in thousands)	2017	2016
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,677,145	$2,234,748
Derivative gains (losses) (1)	$29,398	$(11,515)
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of an investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through "Net realized and unrealized gains (losses) on derivatives" in the income statement for the three months ended March 31, 2017 and 2016:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended March 31,
(U.S. dollars in thousands)	2017	2016
Investment Related Derivatives:
Interest rate exposure	$(214)	$781
Foreign currency exposure	(745)	(670)
Credit exposure	(854)	(163)
Financial market exposure	185	(1,010)
Other Non-Investment Derivatives:
Foreign currency exposure	(1,210)	(1,181)
Credit exposure	632	(303)
Modified coinsurance funds withheld contract, including life retrocession embedded derivative	(3,925)	(1,076)
Other	(938)	—
Net realized and unrealized gains (losses) on derivative instruments	$(7,069)	$(3,622)

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(50,101)	$(236,080)
The Company’s objectives in using these derivatives are explained below.
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
Investment Related Derivatives – Foreign Currency Exposure
The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company uses foreign currency contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less.
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
Other Non-Investment Derivatives
Foreign Currency Contracts
In the fourth quarter of 2016, the Company entered into an average rate option to mitigate the risk of foreign currency exposure to certain cash flows denominated in the British Pound. The option will mature in the fourth quarter of 2017. In the prior year, the Company entered into a similar average rate option.
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At March 31, 2017, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
Modified Coinsurance and Funds Withheld Contracts, including Life Retrocession Embedded Derivatives
The Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return to be paid to the Company based on a portfolio of fixed income securities. As such, the agreements contain an embedded derivative. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on derivative instruments."
In addition, the Company entered into the GreyCastle Life Retro Arrangements, as described in Note 1, "Significant Accounting Policies." The embedded derivative related to the GreyCastle Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended March 31,
(U.S. dollars in thousands)	2017	2016
Underwriting profit (loss)	$—	$—
Net investment income - Life Funds Withheld Assets	33,364	41,560
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	34,474	34,416
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(1,406)	69,096
OTTI on investments - Life Funds Withheld Assets	—	(2,346)
Exchange gains (losses)	3,294	11,119
Other income and expenses	(70)	(146)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(50,101)	(236,080)
Net income (loss)	$19,555	$(82,381)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets	(20,108)	51,990
Change in adjustments related to future policy benefit reserves	5,132	17,035
Change in cumulative translation adjustment - Life Funds Withheld Assets	(4,579)	13,356
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$(19,555)	$82,381
Comprehensive income (loss)	$—	$—
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
The change in the value of the life retrocession embedded derivative, which includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses, is as follows:

Components of Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets:	Three months ended March 31,
(U.S. dollars in thousands)	2017	2016
Interest (income) expense - Life Funds Withheld Assets	$(34,341)	$(43,110)
Realized and unrealized (gains) losses - Life Funds Withheld Assets	(5,949)	(174,932)
Other	70	146
Net realized and unrealized (gains) losses on life retrocession embedded derivative	$(40,220)	$(217,896)
Net adjustments related to future policy benefit reserves, net of tax	(12,408)	(22,053)
Net realized and unrealized (gains) losses on derivative instruments - Life Funds Withheld Assets	2,527	3,869
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(50,101)	$(236,080)
Other
The Company has entered into short term catastrophe derivative swap agreements as the fixed rate payer that provide for a return to be paid to the Company based on the occurrence of certain industry catastrophe events. The derivatives are recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on derivative instruments."
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Settlement of Fair Value Hedges
During the fourth quarter of 2010 and the third quarter of 2012, the Company settled a total of five interest rate contracts designated as fair value hedges of certain of the Company's structured indemnity contracts. The gain on settlement of these contracts, which represented the effective portion of the hedging relationship, was recorded as an increase in the carrying value of the deposit liabilities and is being amortized through interest expense over the remaining term of the structured indemnity contracts.
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity at March 31, 2017 and 2016 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Structured Indemnity Contracts March 31,
(U.S. dollars in thousands, except years)	2017	2016
Cumulative reduction to interest expense	$115,323	$106,056
Remaining balance	$117,872	$127,139
Weighted average years remaining to maturity	20.1	21.2
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements at March 31, 2017 and December 31, 2016 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	March 31, 2017	December 31, 2016
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$18,551	$14,130
Collateral posted to counterparty	$6,740	$4,630
6. Fair Value Measurements
Fair value is defined as the amount that would be received for the sale of an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
For further information about the Company's fair value measurements, see Item 8, Note 1(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at March 31, 2017 and December 31, 2016 by level within the fair value hierarchy:

March 31, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2017
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$4,184,045	$19,308	$—	$4,203,353
U.S. States, municipalities and political subdivisions	—	2,350,859	—	—	2,350,859
Non-U.S. Governments	—	4,979,908	—	—	4,979,908
Corporate	—	10,569,467	9,899	—	10,579,366
RMBS	—	4,374,054	3,381	—	4,377,435
CMBS	—	700,096	101	—	700,197
Other asset-backed securities	—	1,245,741	3,950	—	1,249,691
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,404,170	$36,639	$—	$28,440,809
Equity securities, at fair value	942,865	151,644	—	—	1,094,509
Short-term investments, at fair value (1)	—	248,488	11,665	—	260,153
Total investments AFS - Excluding Funds Withheld Assets	$942,865	$28,804,302	$48,304	$—	$29,795,471
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$10,732	$—	$—	$10,732
Non-U.S. Governments	—	588,622	—	—	588,622
Corporate	—	1,395,551	—	—	1,395,551
RMBS	—	22,338	—	—	22,338
CMBS	—	93,810	—	—	93,810
Other asset-backed securities	—	99,928	—	—	99,928
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,210,981	$—	$—	$2,210,981
Total investments - AFS, at fair value	$942,865	$31,015,283	$48,304	$—	$32,006,452

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2017
Fixed maturities - Trading
U.S. Government	$—	$16,340	$—	$—	$16,340
U.S. States, municipalities and political subdivisions	—	126	—	—	126
Non-U.S. Governments	—	469,597	—	—	469,597
Corporate	—	1,167,081	—	—	1,167,081
RMBS	—	930	—	—	930
CMBS	—	5,550	—	—	5,550
Other asset-backed securities	—	40,484	—	—	40,484
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,700,108	$—	$—	$1,700,108
Short-term investments, at fair value (1)	—	754	—	—	754
Total investments, Trading	$—	$1,700,862	$—	$—	$1,700,862
Cash equivalents (2)	301,491	1,484,375	—	—	1,785,866
Cash equivalents - Life Funds Withheld Assets (2)	—	86,463	—	—	86,463
Other investments (3)	—	520,965	203,965	—	724,930
Other assets (4)	—	12,425	18,560	(8,565)	22,420
Total assets accounted for at fair value	$1,244,356	$34,820,373	$270,829	$(8,565)	$36,326,993
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$977,942	$—	$—	$977,942
Other liabilities (4)	—	29,390	18,397	(8,565)	39,222
Total liabilities accounted for at fair value	$—	$1,007,332	$18,397	$(8,565)	$1,017,164

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2016
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$3,869,637	$24,751	$—	$3,894,388
U.S. States, municipalities and political subdivisions	—	2,478,112	—	—	2,478,112
Non-U.S. Governments	—	5,030,132	—	—	5,030,132
Corporate	—	10,114,644	20,085	—	10,134,729
RMBS	—	4,492,625	—	—	4,492,625
CMBS	—	665,087	99	—	665,186
Other asset-backed securities	—	1,252,257	1,131	—	1,253,388
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$27,902,494	$46,066	$—	$27,948,560
Equity securities, at fair value	898,664	138,667	—	—	1,037,331
Short-term investments, at fair value (1)	—	625,193	—	—	625,193
Total investments AFS - Excluding Funds Withheld Assets	$898,664	$28,666,354	$46,066	$—	$29,611,084

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2016
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$10,577	$—	$—	$10,577
U.S. States, municipalities and political subdivisions	—	—	—	—	—
Non-U.S. Governments	—	624,677	—	—	624,677
Corporate	—	1,454,608	—	—	1,454,608
RMBS	—	22,380	—	—	22,380
CMBS	—	94,240	—	—	94,240
Other asset-backed securities	—	101,560	—	—	101,560
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,308,042	$—	$—	$2,308,042
Total investments - AFS, at fair value	$898,664	$30,974,396	$46,066	$—	$31,919,126
Fixed maturities - Trading
U.S. Government	$—	$14,708	$—	$—	$14,708
U.S. States, municipalities and political subdivisions	—	224	—	—	224
Non-U.S. Governments	—	444,944	—	—	444,944
Corporate	—	1,111,205	—	—	1,111,205
RMBS	—	961	—	—	961
CMBS	—	5,526	—	—	5,526
Other asset-backed securities	—	39,446	—	—	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,617,014	$—	$—	$1,617,014
Short-term investments, at fair value (1)	—	9,563	—	—	9,563
Total investments, Trading	$—	$1,626,577	$—	$—	$1,626,577
Cash equivalents (2)	573,398	1,096,254	—	—	1,669,652
Cash equivalents - Life Funds Withheld Assets (2)	—	72,798	—	—	72,798
Other investments (3)		493,874	205,528	—	699,402
Other assets (4)	—	87,655	19,841	(17,947)	89,549
Total assets accounted for at fair value	$1,472,062	$34,351,554	$271,435	$(17,947)	$36,077,104
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$937,721	$—	$—	$937,721
Other liabilities (4)	—	44,865	19,839	(17,947)	46,757
Total liabilities accounted for at fair value	$—	$982,586	$19,839	$(17,947)	$984,478
____________

(1)	Short-term investments consist primarily of Other asset-backed securities, U.S. and Non-U.S. Government securities and Corporate securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
Excluded from Other Investments are certain investments which are measured using net asset value as a practical expedient in the amount of $283.0 million and $322.9 million at March 31, 2017 and December 31, 2016, respectively. Based on new accounting guidance, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes a certain payment obligation. This investment, which totaled $142.5 million at March 31, 2017 and $142.3 million at December 31, 2016, is carried at amortized cost. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

(4)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid, see Note 5, "Derivative Instruments."

(5)
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the GreyCastle Life Retro Arrangements described in Note 1, "Significant Accounting Policies," accrue to the benefit of GCLR.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Level 2 Asset Valuations
U.S. Government, Corporate and Non-U.S. Governments
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
U.S. States, municipalities and political subdivisions
Transaction activity inputs utilized in the valuation of fair value hierarchy Level 2 securities within this sub-category include client and broker trades, dealer posts, results of bids-wanted, institutional secondary offerings, primary market offerings, and Municipal Securities Rulemaking trade feeds. As part of the evaluation process, transaction activity is compared to prior evaluations and necessary adjustments are made accordingly. Market-color inputs include bids, offerings, two-sided markets, buy-side/evaluator dialogue and sell-side/evaluator dialogue. Credit information inputs include issuer financial statements, default and material event notices, developer reports and liquidation and restructuring analysis.
RMBS, CMBS and Other asset-backed securities
As part of the fair valuation process, Level 2 securities in these sub-categories are analyzed by collateral type, deal structure, deal performance and vintage. Market inputs into the valuation process for each sub-category include reported or observed trades, results of bids-wanted, buy-side/sell-side evaluator dialogue, dealer offering and market research reports. Cash flow inputs into the evaluation process include conditional prepayment rates, conditional decay rates, and delinquency and loss severity rates. This assumptive data is reviewed and updated using third party reported information to reflect current market convention.
Equity securities and other investments
Other investment securities generally include investments in thinly traded equity funds and fixed income funds (including Overseas Deposits). Fair value is determined based upon prices received from third party service providers as well as from net asset values (“NAV’) received from the fund administrators.
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
There were no significant transfers between Level 1 and Level 2 during each of the three months ended March 31, 2017 and 2016.
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable)
The calculation of the change in fair value of the embedded derivative associated with the GreyCastle Life Retro Arrangements includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in “Funds withheld on GreyCastle life retrocession arrangements, net of future policy benefit reserves recoverable” on the consolidated balance sheets. The fair value of the embedded derivative is considered a Level 2 valuation.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three months ended March 31, 2017 and 2016 for all financial assets and liabilities measured at fair value using

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

significant unobservable inputs (Level 3) at March 31, 2017 and 2016, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2017 and 2016, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
Fixed maturities and short-term investments
The Company’s Level 3 assets consist primarily of U.S. Government and Government Agencies, Corporates and Other asset-backed securities, for which non-binding broker quotes are the primary source of the valuations. Sufficient information regarding the specific inputs utilized by the brokers was not available to support a Level 2 classification. The Company obtains the majority of broker quotes for these securities from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value. Although the Company does not have access to the specific unobservable inputs that may have been used in the fair value measurements of these securities provided by brokers, we would expect that the significant inputs considered are prepayment rates, probability of default, loss severity in the event of default, recovery rates, liquidity premiums and reinvestment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.
The remainder of the Level 3 assets relate primarily to private investments (including funds) and certain derivative positions as described below.
Other investments
Included within the other investments component of the Company’s Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management reviews the values received incorporating factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions that may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$24,751	$(19)	$(355)	$—	$—	$(311)	$(4,758)	$19,308	$(373)
Corporate	20,085	—	11	—	(10,284)	(31)	118	9,899	11
RMBS	—	17	(526)	—	—	(173)	4,063	3,381	(509)
CMBS	99	—	2	—	—	—	—	101	2
Other asset-backed securities	1,131	30	101	—	—	(46)	2,734	3,950	131
Short-term investments	—	—	—	11,693	—	(28)	—	11,665	—
Other investments	205,528	(5,541)	7,102	4,982	—	(5,397)	(2,709)	203,965	6,343
Derivative Contracts - Net	2	—	161	—	—	—	—	163	163
Total	$251,596	$(5,513)	$6,496	$16,675	$(10,284)	$(5,986)	$(552)	$252,432	$5,768

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2016
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$45,063	$(37)	$593	$—	$—	$(679)	$—	$44,940	$554
Corporate	53,873	53	(40)	169	—	(6)	(10,285)	43,764	14
RMBS	3,077	(3)	7	—	—	(228)	—	2,853	4
Other asset-backed securities	50,265	1,090	2,499	—	—	(27,925)	—	25,929	3,589
Other investments	283,550	5,807	(2,717)	13,779	—	(14,818)	15,494	301,095	3,090
Derivative Contracts - Net	(9,791)	—	(61)	—	—	—	—	(9,852)	(61)
Total	$426,037	$6,910	$281	$13,948	$—	$(43,656)	$5,209	$408,729	$7,190
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
The following table includes financial instruments for which the carrying values differ from the estimated fair values at March 31, 2017 and December 31, 2016. All of these fair value estimates are considered Level 2 fair value measurements.

	March 31, 2017		December 31, 2016
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$142,523	$154,262	$142,271	$153,173
Deposit liabilities	$1,121,194	$1,387,944	$1,116,233	$1,337,406
Notes payable and debt	2,648,353	2,870,898	2,647,677	2,813,257
Financial Liabilities	$3,769,547	$4,258,842	$3,763,910	$4,150,663
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair values of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 52.1 basis points and 50.0 basis points at March 31, 2017 and December 31, 2016, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
The fair values of the Company’s notes payable and debt outstanding were determined based on quoted market prices.
There are no significant concentrations of credit risk within the Company’s financial instruments not carried at fair value as defined in the authoritative guidance over necessary disclosures, which excludes certain financial instruments, particularly insurance contracts.
7. Goodwill and Other Intangible Assets
The Company has goodwill and other intangible assets of $2.2 billion at March 31, 2017 and December 31, 2016.
In the third quarter of 2016, as a result of the transaction described in Note 2(c), "Acquisitions and Disposals - Brooklyn Acquisition," the Company recognized intangible assets of $22.9 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including definite-lived intangible assets, at their acquisition date fair values.
In the first quarter of 2016, as a result of the transaction described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition," the Company recognized additional intangible assets of $14.0 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill in the amount of $14.1 million.
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the three months ended March 31, 2017:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2016	$1,213,524	$682,779	$307,350	$2,203,653
Amortization	—	—	(5,588)	(5,588)
Foreign Currency Translation	4,532	3,626	2,389	10,547
Balance at March 31, 2017	$1,218,056	$686,405	$304,151	$2,208,612

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Losses and Loss Expenses
The following table represents a reconciliation of the beginning and ending balances of unpaid losses and loss expenses, including an analysis of the Company’s paid and unpaid losses and loss expenses incurred for the years indicated:

(U.S. dollars in thousands)	2017	2016
Unpaid losses and loss expenses at the beginning of the year	$25,939,571	$25,439,744
Unpaid losses and loss expenses recoverable (1)	5,480,300	5,248,905
Net unpaid losses and loss expenses at the beginning of the year	$20,459,271	$20,190,839
Acquired reserves	—	101,315
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,559,452	1,425,897
Prior year	24,004	(43,412)
Total net incurred losses and loss expenses	$1,583,456	$1,382,485
Foreign exchange and other	56,244	32,268
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	106,472	104,681
Prior year	1,222,119	1,067,056
Total net paid losses	$1,328,591	$1,171,737
Net unpaid losses and loss expenses at March 31	20,770,380	20,535,170
Unpaid losses and loss expenses recoverable at March 31 (1)	5,674,744	5,378,314
Unpaid losses and loss expenses at March 31	$26,445,124	$25,913,484
____________
(1)    Property and Casualty business only.
Net unfavorable prior year reserve development of $24.0 million for the three months ended March 31, 2017 was mainly attributable to $28.6 million adverse development in the Reinsurance segment, partially offset by $4.6 million of favorable development in the Insurance segment.
For the Reinsurance segment, net adverse prior year development was primarily due to the impact of the decrease to the discount rate used to calculate lump sum awards in U.K. bodily injury cases ("Ogden Rate") of $75.0 million. This adverse development was partially offset by favorable development in property other, property catastrophe, and specialty lines.
For the Insurance segment, the favorable development was mainly attributable to casualty lines of business.
Net favorable prior year reserve development of $43.4 million for the three months ended March 31, 2016 was mainly attributable to $32.1 million of favorable development in the Reinsurance segment, plus $11.4 million of favorable development in the Insurance segment.
For the Reinsurance segment, the favorable prior year development was mainly attributable to better than expected development in short-tail lines, the largest contributor being property catastrophe. Additionally, the favorable development in the Insurance segment was mainly attributable to a release in specialty lines.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt at March 31, 2017 and December 31, 2016:

(U.S. dollars in thousands)	March 31, 2017		December 31, 2016
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due 2018	$300,000	$298,854	$300,000	$298,686
5.75% Senior Notes due 2021	400,000	398,061	400,000	397,953
6.375% Senior Notes due 2024	350,000	349,166	350,000	349,139
4.45% Subordinated Notes due 2025	500,000	493,531	500,000	493,329
6.25% Senior Notes due 2027	325,000	323,414	325,000	323,375
5.25% Senior Notes due 2043	300,000	296,460	300,000	296,427
5.5% Subordinated Notes due 2045	500,000	488,867	500,000	488,768
Total debt carrying value	$2,675,000	$2,648,353	$2,675,000	$2,647,677
_________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $1.0 billion at March 31, 2017 and December 31, 2016, for revolving loans to support general operating and financing needs. However, at March 31, 2017 and December 31, 2016, $287.7 million and $245 million, respectively, were utilized under these facilities to issue letters of credit, leaving $712.3 million and $755.0 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent March 31, 2017 and December 31, 2016 accreted values.
All outstanding debt of the Company at March 31, 2017 and December 31, 2016 was issued by XL-Cayman, a 100% owned subsidiary of XL-Bermuda. XL-Cayman's outstanding debt, other than the Senior Notes due 2024 and due 2027 is fully and unconditionally guaranteed by XL-Bermuda. See Note 16, "Guarantor Financial Information," for condensed comparative financial information of XL-Bermuda and XL-Cayman for the periods ended March 31, 2017 and December 31, 2016.
The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
As a result of the Allied Acquisition described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition," the Company assumed, and subsequently redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.
XL-Cayman and the Company were in compliance with all covenants at March 31, 2017, and XL-Cayman and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s letter of credit facilities and revolving credit facilities at March 31, 2017 and December 31, 2016 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands)	March 31, 2017 (1)	December 31, 2016 (1)
Available letter of credit facilities - commitments	$4,020,991	$3,991,687
Available letter of credit facilities - in use (2)	$2,430,003	$2,345,293
Collateralized by certain assets of the Company’s investment portfolio	49.1%	48.6%
____________

(1)	At March 31, 2017 and December 31, 2016, there were fifteen available credit facilities.

(2)
At March 31, 2017 and December 31, 2016, the stated portion of allowable credit facilities permitted to be utilized for revolving loans was $1.0 billion. However, at March 31, 2017 and December 31, 2016, $287.7 million and $245 million, respectively, were utilized under these facilities to issue letters of credit, leaving $712.3 million and $755.0 million, respectively, available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

For details regarding the facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
10. Related Party Transactions
(a)    Investment Manager Affiliates
At March 31, 2017 and 2016, the Company owned minority stakes in four and six independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. In addition, the Company owned minority stakes in one independent firm at March 31, 2017 and two independent firms at March 31, 2016, that provide technology and other services to alternative asset managers and allocators. The results of the Company's interests in these enterprises are included as Investment Manager Affiliates, which are reported in the statement of income as "income (loss) from operating affiliates." The Company pays fees to these Investment Manager Affiliates in exchange for them providing their services to the Company. See Item 8, Note 5, "Investments in Affiliates," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the three months ended March 31, 2017 and 2016, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended March 31,
	2017	2016
Reported net premiums	$21,715	$24,016
Reported net losses	$11,250	$12,060
Reported net acquisition costs	$9,214	$11,604
(c)    New Ocean
Commencing in 2014, several of the Company’s wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean, as discussed in Note 11, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean. During the three months ended March 31, 2017, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    XL Innovate
In April 2015, the Company announced the creation and sponsorship of the XL Innovate Fund, LP ("XL Innovate"), a venture capital initiative with a strategic focus on developing new capabilities in the insurance sector. The majority of XL

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Innovate's initial capital was financed by the Company. XL Innovate primarily seeks investments in equity positions of entities that provide new market opportunities for the Company throughout the world, striving to create partnerships outside of the traditional underwriting space to find ways to underwrite currently uninsured risks. The family trust of an employee of the Company owns a 5.21% non-controlling equity interest in XL Innovate. The employee serves as a member of the board of directors of XL Innovate, and maintains responsibility over the business generated by it. The underlying investments held by XL Innovate are reflected in the Company’s unaudited consolidated financial statements in accordance with the Accounting Policies provided in Item 8, Note 1, "Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, based on the Company’s level of investment in, and control over, such entities. Aside from investments made where the employee's family trust maintains non-controlling interest, there were no other material transactions between the Company and this employee or the employee's family trust for the three months ended March 31, 2017.
11. Variable Interest Entities
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
In 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the three months ended March 31, 2017. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.7 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively.
After the establishment of New Ocean in 2013, the Company, along with other investors, invested in a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the second quarter of 2014, the Company formed another new Bermuda-based investment company, New Ocean Market Value Cat Fund, Ltd. ("New Ocean MVCFL"), which is also considered a VIE under GAAP. New Ocean MVCFL primarily invests in insurance-linked securities, with a current focus on catastrophe bonds.
In 2014, New Ocean FCFL invested in a special purpose Bermuda reinsurer, Vector Reinsurance Ltd ("Vector Re"), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. During the first quarter of 2015, New Ocean MVCFL also invested in Vector Re. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from the Company's subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company under service fee contracts, while investment advisory services are provided by New Ocean.
The Company currently holds controlling financial interests in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the consolidated financial statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $229.0 million and $223.4 million at March 31, 2017 and December 31, 2016, respectively. The Company’s shares of revenue and net income in these VIEs were not material to the Company for the three months ended March 31, 2017. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re that is reflected in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $115.9 million and $112.1 million at March 31, 2017 and December 31, 2016, respectively.
12. Commitments and Contingencies
(a) Financial Guarantee Exposures
In February 2017, the Company negotiated the termination of its final outstanding financial guarantee contracts. These contracts provided credit support for a variety of collateral types, with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long-dated bonds and bank perpetual securities,

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

including some issued by European financial institutions. The Company did not recognize any financial costs nor any security valuation losses as a result of the terminations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at March 31, 2017.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at March 31, 2017, no such disclosures were considered necessary.
13. Share Capital
(a) Authorized and Issued
Buybacks of Common Shares
On May 13, 2016, XL-Ireland announced that its Board of Directors approved a share buyback program, authorizing the purchase of up to $1.0 billion of XL-Ireland shares (the "May 2016 Program"). As a result of the Redomestication, XL-Bermuda assumed the May 2016 Program. During the three months ended March 31, 2017, the Company purchased and canceled 2.6 million XL-Bermuda shares under the May 2016 Program for $100.0 million.
On February 17, 2017, XL-Bermuda announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL-Bermuda shares (the "February 2017 Program"). This authorization also canceled approximately $349 million remaining under the May 2016 Program. During the three months ended March 31, 2017, the Company purchased and canceled 2.5 million shares under the February 2017 Program for $100.0 million.
Other share buybacks, primarily for the purposes of settling employee withholding taxes incurred in connection with the vesting of share-based compensation awards, amounted to $0.5 million for the three months ended March 31, 2017. In total, the Company purchased and canceled 5.1 million XL-Bermuda shares, for $200.5 million during the three months ended March 31, 2017. At March 31, 2017, $900.0 million remained available for purchase under the February 2017 Program.
(b) Stock Plans
The Company's performance incentive programs provide for grants of stock options, restricted stock, equity-classed restricted stock units, liability-classed restricted stock units, liability-classed cash units, performance units and stock appreciation rights. Share-based compensation granted by the Company generally provides for a vesting period of three or four years and certain awards also provide for performance conditions. The Company records compensation expense related to each award over its vesting period, incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 19, "Share Capital," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the Company's performance incentive programs and associated accounting.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2017, the Company granted approximately 0.9 million stock options with a weighted-average grant date fair value of $6.74 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.96%
Volatility	19.5%
Expected lives	6.0 years
During the three months ended March 31, 2017, the Company granted approximately 1.1 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $43.4 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one common share, and grants may vest in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
During the three months ended March 31, 2017, the Company granted approximately 0.6 million liability-classed cash units to certain employees with an aggregate grant date fair value of approximately $22.6 million. Each liability-classed restricted cash unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one common share. The grants may vest either in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in cash contingent upon vesting.
During the three months ended March 31, 2017, the Company granted approximately 0.6 million performance units (representing a potential maximum share payout of approximately 1.2 million common shares) to certain employees with an aggregate grant date fair value of approximately $24.6 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional common shares contingent upon vesting.
14. Computation of Earnings Per Common Share and Common Share Equivalents
As a result of the Redomestication discussed in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," prior to July 25, 2016, share information relates to the ordinary shares of XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, share information relates to the common shares of XL-Bermuda and its consolidated subsidiaries.
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016

Basic earnings per common share & common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$152,843	$21,885
Weighted average common shares outstanding, in thousands - basic	265,690	291,969
Basic earnings per common share & common share equivalents outstanding	$0.58	$0.07

Diluted earnings per common share & common share equivalents outstanding:
Weighted average common shares outstanding - basic	265,690	291,969
Impact of share-based compensation	4,077	4,697
Weighted average common shares outstanding - diluted	269,767	296,666
Diluted earnings per common share & common share equivalents outstanding	$0.57	$0.07
Dividends per common share	$0.22	$0.20
For the three months ended March 31, 2017 and 2016, common shares available for issuance under share-based compensation plans of 3.0 million and 6.0 million, respectively, were not included in the calculation of diluted earnings per common share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended March 31, 2017 and 2016 are as follows:

Three months ended March 31, 2017 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$730,429	$(50,952)	$58,970	$(24,887)	$1,986	$715,546
OCI before reclassifications	149,959	—	39,204	(341)	—	188,822
Amounts reclassified from AOCI	(52,554)	1,455	—	—	(48)	(51,147)
Tax benefit (expense)	(10,952)	(13)	2,734	(16)	—	(8,247)
Net current period OCI - net of tax	86,453	1,442	41,938	(357)	(48)	129,428
Balance, end of period, net of tax	$816,882	$(49,510)	$100,908	$(25,244)	$1,938	$844,974

Three months ended March 31, 2016 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	575,022	—	(15,416)	(1,049)	—	558,557
Amounts reclassified from AOCI	(117,114)	2,311	—	—	(39)	(114,842)
Tax benefit (expense)	(34,707)	(44)	(1,023)	—	—	(35,774)
Net current period OCI - net of tax	423,201	2,267	(16,439)	(1,049)	(39)	407,941
Balance, end of period, net of tax	$1,226,295	$(55,235)	$(52,942)	$(25,690)	$2,129	$1,094,557
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). Upon completion of the GreyCastle Life Retro Arrangements, no further Shadow Adjustments were recorded. At December 31, 2016, the cumulative impact of the Shadow Adjustments was $212.1 million. During the three months ended March 31, 2017, net movements of $(5.1) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $207.0 million at March 31, 2017.

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three months ended March 31, 2017 and 2016 are as follows:

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gross Amount Reclassified From AOCI
Details About AOCI Components - Affected Line Items in the Statement of Income (U.S. dollars in thousands)	Three months ended March 31, 2017	Three months ended March 31, 2016
Unrealized gains and losses on investments:
Net realized gains (losses) on investments sold	$(47,020)	$(116,988)
OTTI on investments	6,874	21,928
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(12,408)	(22,054)
Total before tax	$(52,554)	$(117,114)
Provision (benefit) for income tax	(474)	1,577
Net of tax	$(53,028)	$(115,537)
OTTI losses recognized in OCI:
Net realized gains (losses) on investments sold	$1,455	$2,313
OTTI on investments transferred to (from) OCI	—	(2)
Total before tax	$1,455	$2,311
Provision (benefit) for income tax	(13)	(44)
Net of tax	$1,442	$2,267
Gains and losses on cash flow hedges:
Interest Expense	$(48)	$(39)
Provision (benefit) for income tax	—	—
Net of tax	$(48)	$(39)
Total reclassifications for the period, gross of tax	$(51,147)	$(114,842)
Tax benefit (expense)	(487)	1,533
Total reclassifications for the period, net of tax	$(51,634)	$(113,309)
16. Guarantor Financial Information
The following tables present condensed consolidating balance sheets at March 31, 2017 and December 31, 2016, condensed consolidating statements of income and comprehensive income for the three months ended March 31, 2017 and 2016 and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 for XL-Bermuda, XL-Cayman, a 100% owned subsidiary of XL-Bermuda, and XL-Bermuda's other subsidiaries (excluding XL-Ireland), which are all 100% directly or indirectly owned subsidiaries of XL-Cayman. For purposes of this disclosure, the results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, at December 31, 2016 and for the three months ended March 31, 2017 have been included within the results of XL-Bermuda. See Note 1, "Significant Accounting Policies" for information regarding changes in the Company's organizational structure as a result of the Redomestication. For a discussion of debt instruments issued by XL-Cayman, see Note 9, "Notes Payable and Debt and Financing Arrangements."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL-Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$594,823	$31,411,629	$—	$32,006,452
Total investments trading	—	—	1,700,862	—	1,700,862
Investments in affiliates	—	—	2,172,611	—	2,172,611
Other investments	—	—	1,150,492	—	1,150,492
Total investments	$—	$594,823	$36,435,594	$—	$37,030,417
Cash and cash equivalents	1,080	241,858	3,109,713	—	3,352,651
Restricted cash	—	—	160,523	—	160,523
Investments in subsidiaries (2)	11,195,738	14,206,264	—	(25,402,002)	—
Accrued investment income	74	2,985	259,252	(74)	262,237
Deferred acquisition costs and value of business acquired	—	—	1,161,159	—	1,161,159
Ceded unearned premiums	—	—	2,501,294	—	2,501,294
Premiums receivable	—	—	6,746,116	—	6,746,116
Reinsurance balances receivable	—	—	641,720	—	641,720
Unpaid losses and loss expenses recoverable	—	—	5,685,623	—	5,685,623
Receivable from investments sold	—	—	95,344	—	95,344
Goodwill and other intangible assets	—	—	2,208,612	—	2,208,612
Deferred tax asset	—	—	302,301	—	302,301
Amounts due from subsidiaries/parent	—	174,871	213,477	(388,348)	—
Other assets	16,134	35,529	824,959	—	876,622
Total assets	$11,213,026	$15,256,330	$60,345,687	$(25,790,424)	$61,024,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$26,445,124	$—	$26,445,124
Deposit liabilities	—	—	1,121,194	—	1,121,194
Future policy benefit reserves	—	—	3,520,069	—	3,520,069
Funds withheld on GreyCastle life retrocession arrangements	—	—	954,327	—	954,327
Unearned premiums	—		8,581,973	—	8,581,973
Notes payable and debt	—	2,648,353	—	—	2,648,353
Reinsurance balances payable	—	—	3,325,748	—	3,325,748
Payable for investments purchased	—	—	211,880	—	211,880
Deferred tax liability	—	—	89,862	—	89,862
Amounts due to subsidiaries/parent	213,477	—	174,871	(388,348)	—
Other liabilities	24,665	67,739	1,033,059	—	1,125,463
Total liabilities	$238,142	$2,716,092	$45,458,107	$(388,348)	$48,023,993

Shareholders’ Equity:
Shareholders’ equity attributable to XL Group Ltd	$10,974,884	$11,190,238	$14,206,264	$(25,396,502)	$10,974,884
Non-controlling interest in equity of consolidated subsidiaries	—	1,350,000	681,316	(5,574)	2,025,742
Total shareholders’ equity	$10,974,884	$12,540,238	$14,887,580	$(25,402,076)	$13,000,626
Total liabilities and shareholders’ equity	$11,213,026	$15,256,330	$60,345,687	$(25,790,424)	$61,024,619
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

(2)	XL-Bermuda balance includes investment in $5.5 million of XL-Cayman Series D Preference Ordinary Shares and XL-Cayman Series E Non-Cumulative Preference Ordinary Shares.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL-Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$638,236	$31,280,890	$—	$31,919,126
Total investments trading	—	—	1,626,577	—	1,626,577
Investments in affiliates	—	—	2,177,645	—	2,177,645
Other investments	—	9	1,164,555	—	1,164,564
Total investments	$—	$638,245	$36,249,667	$—	$36,887,912
Cash and cash equivalents	1,022	84,286	3,341,680	—	3,426,988
Restricted cash	—	—	153,504	—	153,504
Investments in subsidiaries	10,897,195	14,238,698	—	(25,135,893)	—
Accrued investment income	55	2,981	281,385	(55)	284,366
Deferred acquisition costs and value of business acquired	—	—	946,721	—	946,721
Ceded unearned premiums	—	—	1,687,864	—	1,687,864
Premiums receivable	—	—	5,522,976	—	5,522,976
Reinsurance balances receivable	—	—	577,479	—	577,479
Unpaid losses and loss expenses recoverable	—	—	5,491,297	—	5,491,297
Receivable from investments sold	—	—	128,411	—	128,411
Goodwill and other intangible assets	—	—	2,203,653	—	2,203,653
Deferred tax asset	—	—	310,542	—	310,542
Amounts due from subsidiaries/parent	42,780	—	72,962	(115,742)	—
Other assets	15,188	40,108	757,093	—	812,389
Total assets	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$25,939,571	$—	$25,939,571
Deposit liabilities	—	—	1,116,233	—	1,116,233
Future policy benefit reserves	—	—	3,506,047	—	3,506,047
Funds withheld on GreyCastle life retrocession arrangements	—	—	998,968	—	998,968
Unearned premiums	—	—	7,293,028	—	7,293,028
Notes payable and debt	—	2,647,677	—	—	2,647,677
Reinsurance balances payable	—	—	2,451,717	—	2,451,717
Payable for investments purchased	—	—	226,009	—	226,009
Deferred tax liability	—	—	77,271	—	77,271
Amounts due to subsidiaries/parent	—	72,962	42,780	(115,742)	—
Other liabilities	17,728	41,984	1,157,190	—	1,216,902
Total liabilities	$17,728	$2,762,623	$42,808,814	$(115,742)	$45,473,423

Shareholders’ Equity:
Shareholders’ equity attributable to XL Group Ltd	$10,938,512	$10,897,195	$14,238,698	$(25,135,893)	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	677,722	(55)	2,022,167
Total shareholders’ equity	$10,938,512	$12,241,695	$14,916,420	$(25,135,948)	$12,960,679
Total liabilities and shareholders’ equity	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
Revenues:
Net premiums earned	$—	$—	$2,522,791	$—	$2,522,791
Total net investment income	83	2,313	198,219	(83)	200,532
Total net realized gains (losses) on investments	—	(777)	38,063	—	37,286
Net realized and unrealized gains (losses) on derivative instruments	—	—	(7,069)	—	(7,069)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(50,101)	—	(50,101)
Income (loss) from investment fund affiliates	—	—	38,261	—	38,261
Fee income and other	—	—	13,661	—	13,661
Total revenues	$83	$1,536	$2,753,825	$(83)	$2,755,361
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,583,456	$—	$1,583,456
Claims and policy benefits	—	—	7,291	—	7,291
Acquisition costs	—	—	435,869	—	435,869
Operating expenses	16,180	509	451,349	—	468,038
Exchange (gains) losses	176	1	(3,513)	—	(3,336)
Interest expense	—	35,147	15,564	—	50,711
Total expenses	$16,356	$35,657	$2,490,016	$—	$2,542,029
Income (loss) before income tax and income (loss) from operating affiliates	$(16,273)	$(34,121)	$263,809	$(83)	$213,332
Income (loss) from operating affiliates	—	—	13,609	—	13,609
Equity in net earnings (losses) of subsidiaries	169,116	239,526	—	(408,642)	—
Provision (benefit) for income tax	—	—	13,092	—	13,092
Net income (loss)	$152,843	$205,405	$264,326	$(408,725)	$213,849
Non-controlling interests	—	36,289	24,800	(83)	61,006
Net income (loss) attributable to common shareholders	$152,843	$169,116	$239,526	$(408,642)	$152,843

Comprehensive income (loss)	$282,271	$298,544	$368,954	$(667,498)	$282,271
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$2,354,610	$—	$2,354,610
Total net investment income	113	1,785	203,307	681	205,886
Total net realized gains (losses) on investments	—	277	90,940	1,533	92,750
Net realized and unrealized gains (losses) on derivative instruments	—	—	(3,622)	—	(3,622)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(236,080)	—	(236,080)
Income (loss) from investment fund affiliates	—	—	(4,579)	—	(4,579)
Fee income and other	—	—	8,262	—	8,262
Total revenues	$113	$2,062	$2,412,838	$2,214	$2,417,227
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,382,485	$—	$1,382,485
Claims and policy benefits	—	—	4,937	—	4,937
Acquisition costs	—	—	403,267	—	403,267
Operating expenses	3,274	1,495	510,612	—	515,381
Exchange (gains) losses	17	(36)	(33,800)	—	(33,819)
Interest expense	(6)	35,169	17,140	—	52,303
Total expenses	$3,285	$36,628	$2,284,641	$—	$2,324,554
Income (loss) before income tax and income (loss) from operating affiliates	$(3,172)	$(34,566)	$128,197	$2,214	$92,673
Income (loss) from operating affiliates	—	—	12,650	—	12,650
Equity in net earnings (losses) of subsidiaries	24,437	94,780	—	(119,217)	—
Provision (benefit) for income tax	(620)	—	22,915	—	22,295
Net income (loss)	$21,885	$60,214	$117,932	$(117,003)	$83,028
Non-controlling interests	—	35,777	25,366	—	61,143
Net income (loss) attributable to common shareholders	$21,885	$24,437	$92,566	$(117,003)	$21,885

Comprehensive income (loss)	$429,826	$432,378	$500,507	$(932,885)	$429,826

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Bermuda (1)	XL-Cayman	Other XL-Bermuda Subsidiaries	Consolidating Adjustments and Eliminations	XL-Bermuda Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$235,642	$118,694	$(1,833)	$(400,000)	$(47,497)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$547	$2,491,458	$—	$2,492,005
Proceeds from redemption of fixed maturities and short-term investments	—	44,453	1,183,903	—	1,228,356
Proceeds from sale of equity securities	—	677	45,702	—	46,379
Purchases of fixed maturities and short-term investments	—	(3,098)	(3,629,909)	—	(3,633,007)
Purchases of equity securities	—	—	(47,967)	—	(47,967)
Proceeds from sale of affiliates	—	—	168,237	—	168,237
Purchases of affiliates	—	—	(35,926)	—	(35,926)
Change in restricted cash	—	—	(7,019)	—	(7,019)
Other, net	—	—	23,429	—	23,429
Net cash provided by (used in) investing activities	$—	$42,579	$191,908	$—	$234,487
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$23,296	$—	$—	$—	$23,296
Buybacks of common shares	(200,488)	—	—	—	(200,488)
Employee withholding on share-based compensation	—	—	(22,871)	—	(22,871)
Dividends paid on common shares	(58,392)	—	(400,000)	400,000	(58,392)
Distributions to non-controlling interests	—	(3,701)	(21,699)	—	(25,400)
Contributions from non-controlling interests	—	—	26	—	26
Deposit liabilities	—	—	(7,771)	—	(7,771)
Net cash provided by (used in) financing activities	$(235,584)	$(3,701)	$(452,315)	$400,000	$(291,600)
Effects of exchange rate changes on foreign currency cash	—	—	30,273	—	30,273
Increase (decrease) in cash and cash equivalents	$58	$157,572	$(231,967)	$—	$(74,337)
Cash and cash equivalents – beginning of period	1,022	84,286	3,341,680	—	3,426,988
Cash and cash equivalents – end of period	$1,080	$241,858	$3,109,713	$—	$3,352,651
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL-Bermuda upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2016
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Ireland	XL-Cayman	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$410,395	$(48,205)	$(506,229)	$—	$(144,039)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$132,687	$3,815,844	$(176,454)	$3,772,077
Proceeds from redemption of fixed maturities and short-term investments	—	26,181	923,040	—	949,221
Proceeds from sale of equity securities	—	—	62,895	—	62,895
Purchases of fixed maturities and short-term investments	—	(190,119)	(4,312,014)	176,454	(4,325,679)
Purchases of equity securities	—	—	(55,411)	—	(55,411)
Proceeds from sale of affiliates	—	—	41,538	—	41,538
Purchases of affiliates	—	—	(247,049)	—	(247,049)
Purchase of subsidiaries, net of acquired cash	—	—	(69,745)	—	(69,745)
Change in restricted cash	—	—	(6,027)	—	(6,027)
Other, net	—	—	82,141	—	82,141
Net cash provided by (used in) investing activities	$—	$(31,251)	$235,212	$—	$203,961
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$491	$—	$—	$—	$491
Buybacks of common shares	(355,901)	—	—	—	(355,901)
Employee withholding on share-based compensation	—	—	(27,074)	—	(27,074)
Dividends paid on common shares	(57,861)	—	—	—	(57,861)
Distributions to non-controlling interests	—	(3,077)	(24,780)	—	(27,857)
Contributions from non-controlling interests	—	—	883	—	883
Deposit liabilities	—	—	(8,546)	—	(8,546)
Net cash provided by (used in) financing activities	$(413,271)	$(3,077)	$(59,517)	$—	$(475,865)
Effects of exchange rate changes on foreign currency cash	—	—	(19,396)	—	(19,396)
Increase (decrease) in cash and cash equivalents	$(2,876)	$(82,533)	$(349,930)	$—	$(435,339)
Cash and cash equivalents – beginning of period	11,557	369,997	2,874,682	—	3,256,236
Cash and cash equivalents – end of period	$8,681	$287,464	$2,524,752	$—	$2,820,897

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following is a discussion of our financial condition, liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL-Bermuda"), completed a scheme of arrangement under Irish law that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL-Bermuda and XL-Ireland becoming a subsidiary of XL-Bermuda. See Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein. Prior to July 25, 2016, unless the context otherwise indicates, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” "we," "us," or "our" are to XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references to the "Company," "we," "us," or "our" are to XL-Bermuda and its consolidated subsidiaries.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. See "Cautionary Note Regarding Forward-Looking Statements" for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, Part II, Item 1A, "Risk Factors" included herein, and our other documents on file with the SEC, including Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2016.
This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Audited Consolidated Financial Statements and Notes thereto reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

▪
changes in general economic conditions, including the political, monetary, economic and operational impacts of the "Brexit" referendum held on June 23, 2016 in which the U.K. electorate voted to withdraw from the European Union ("E.U."), new or continued sovereign debt concerns in Euro-Zone countries or emerging markets such as Brazil or China, or governmental actions for the purpose of stabilizing financial markets;

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

•	the other factors set forth in Item 1A, "Risk Factors," included the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and our other documents on file with the SEC.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future developments or otherwise.
EXECUTIVE OVERVIEW
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview" included in Item 7 of our Annual Report on Form 10-K filed for the year ended December 31, 2016.

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016
Net income (loss) attributable to common shareholders	$152,843	$21,885	N/M
Earnings (loss) per common share – basic	$0.58	$0.07	N/M
Earnings (loss) per common share – diluted	$0.57	$0.07	N/M
Weighted average number of common shares and common share equivalents, in thousands – basic	265,690	291,969	(9.0)%
Weighted average number of common shares and common share equivalents, in thousands – diluted	269,767	296,666	(9.1)%
Underwriting profit (loss) - P&C operations	$143,977	$175,489	(18.0)%
Combined ratio - P&C operations	94.3%	92.5%	1.8pts
Net investment income - P&C operations (1)	$159,941	$155,793	2.7%
Operating net income (2)	$136,143	$103,388	31.7%
Operating net income per common share (2)	$0.50	$0.35	$0.15
Annualized return on average common shareholders’ equity	5.6%	0.7%	4.9pts
Annualized operating return on average common shareholders’ equity (2)	5.0%	3.5%	1.5pts
Annualized operating return on average common shareholders’ equity excluding accumulated other comprehensive income (2)	5.4%	3.8%	1.6pts
Annualized operating return on common shareholders' equity excluding integration costs (2)	6.1%	5.3%	0.8pts
Annualized operating return on common shareholders' equity excluding integration costs and accumulated other comprehensive income (2)	6.5%	5.7%	0.8pts

(U.S. dollars)	March 31, 2017	December 31, 2016	Change (Three Months)
Book value per common share	$41.61	$40.98	$0.63
Fully diluted book value per common share	$41.10	$40.33	$0.77
Fully diluted tangible book value per common share (2)	$32.83	$32.21	$0.62
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structured products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein.

(2)	Represents a non-GAAP financial measure as discussed further below. See "Reconciliation of Non-GAAP Measures" below.

*	N/M - Not Meaningful

The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:
Net income (loss) attributable to common shareholders ("Net Income") and earnings per common share ("EPS")

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016
Net income	$152,843	$21,885	N/M
EPS - basic	$0.58	$0.07	N/M
EPS - diluted	$0.57	$0.07	N/M
____________

*	N/M - Not Meaningful
Three months ended March 31, 2017 vs. 2016: The increases in our net income, basic EPS and diluted EPS for the three months ended March 31, 2017 were attributable to improvements within our Life retrocession derivative, as discussed in Item 1, Note 5, "Derivative Instruments," to the unaudited consolidated financial statements included herein, in addition to the items noted in "Operating net income" below.

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
Movements in our underwriting profit (loss) in the three months ended March 31, 2017 and 2016 share similar characteristics and drivers with the Combined ratio, which is discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
	2017	2016	2017 vs 2016
Loss and loss expense ("loss") ratio	62.8%	58.8%	4.0
Acquisition expense ratio	17.2%	17.1%	0.1
Operating expense ratio	14.3%	16.6%	(2.3)
Underwriting expense ratio	31.5%	33.7%	(2.2)
Combined ratio	94.3%	92.5%	1.8
Three months ended March 31, 2017 vs. 2016: The 1.8 percentage point deterioration in our combined ratio was the result of the deterioration of 4.0 percentage points in the loss ratio, primarily due to increased natural catastrophe activity quarter versus quarter, partially offset by a decrease in our operating expense ratio, which is the result of synergies realized from the Catlin Acquisition.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Income Statement Analysis - Investment Activities (Excluding Life Funds Withheld Assets)" below for a discussion of our net investment income for the three months ended March 31, 2017.
Operating net income and Operating net income per common share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to common shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, as defined in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, (8) our expenses related to the Catlin Acquisition, (9) our gain on the sale of our interest in our former operating affiliate, ARX Holding Corp., (10) our gain on the sale of our wholly-owned subsidiary XL Life Insurance and Annuity Company and the partial sale of our holdings in New Ocean Capital Management, (11) our loss on the inception of the U.S. Term Life Retro Arrangements, (12) our loss on the early extinguishment of the notes assumed in conjunction with the Catlin Acquisition, and (13) a provision (benefit) for income tax on items excluded from operating income.
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
Foreign exchange (gains) losses in the income statement are only one element of the overall impact of foreign exchange fluctuations on XL’s financial position and are not representative of any economic gain or loss made by the Company. Accordingly, it is not considered a relevant indicator of financial performance and it is excluded.
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

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016
Operating net income	$136,143	$103,388	31.7%
Operating net income per share - diluted	$0.50	$0.35	$0.15
Three months ended March 31, 2017 vs. 2016: The increase in our operating net income and operating net income per share for the three months ended March 31, 2017 were attributable to core premium growth, increased investment income from affiliates and operating expense reductions, partially offset by greater catastrophe losses and adverse prior year development due to the impact of the decrease to the discount rate used to calculate lump sum awards in U.K. bodily injury cases ("Ogden

Rate"). See "Significant Items Affecting the Results of Operations" below for a further discussion of the change in the Ogden Rate. For further information on our premiums, see "Income Statement Analysis" below.
For a more detailed discussion of the drivers noted, see "Income Statement Analysis" below.
Annualized return on average common shareholders' equity ("ROE") and other non-GAAP ROE-derived measures
ROE is calculated by dividing the annualized net income (loss) attributable to common shareholders for any period by the average of the opening and closing shareholders' equity attributable to XL-Bermuda. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line.
Annualized operating return on average common shareholders' equity ("Operating ROE") is a non-GAAP financial measure that we consider important in evaluating our operating performance for the same reasons noted in Operating net income above. Operating ROE is a widely used measure of any company's profitability that is calculated by dividing non-GAAP annualized operating net income for any period by the average of the opening and closing common shareholders' equity. In addition, compensation of our senior officers is dependent, among other factors, on the achievement of our performance goals to enhance common shareholder value as measured by Operating ROE (as may be adjusted for certain items as determined by our Management Development and Compensation Committee).
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income ("AOCI") ("Operating ROE ex-AOCI") is an additional non-GAAP measure of our profitability. The most significant component of this exclusion is of mark to market fluctuations on our investment portfolio that have not been realized through sales. We believe that this is a meaningful measure because it demonstrates our core performance as a (re)insurance company without the impact of investment market volatility. Operating ROE ex-AOCI is derived by dividing annualized non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
Annualized operating return on average common shareholders' equity excluding integration costs ("Operating ROE ex-integration") is an additional non-GAAP measure of our profitability that eliminates the impacts of temporary integration costs related to the Catlin Acquisition. We do not expect to incur any further integration costs beyond June 30, 2017. Operating ROE ex-integration is derived by dividing non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity.
Annualized operating return on average common shareholders' equity excluding integration costs and AOCI ("Operating ROE ex-integration and AOCI") is an additional non-GAAP measure of our profitability. The most significant portion of the exclusion of AOCI is the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales. Distortions to our performance from temporary integration costs related to the Catlin Acquisition are also eliminated. Operating ROE ex-integration costs and AOCI is derived by dividing annualized non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
The following table presents the measures discussed above for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
	2017	2016	2017 vs 2016
ROE	5.6%	0.7%	4.9pts
Operating ROE	5.0%	3.5%	1.5pts
Operating ROE ex-AOCI	5.4%	3.8%	1.6pts
Operating ROE ex-integration costs	6.1%	5.3%	0.8pts
Operating ROE ex-integration costs and AOCI	6.5%	5.7%	0.8pts
Three months ended March 31, 2017 vs. 2016: The increases in our ROE and other operating ROE measures for the three months ended March 31, 2017 as compared to the same period of 2016 were mainly due to the drivers noted above for net income and operating net income, respectively. Additionally, integration costs have decreased approximately 40% from the prior year, resulting in lower increases for the measures that exclude integration costs than the measures that include them.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Measures" below.
Book value per common share and other book value-derived measures
We view the change in our book value per common share ("BVPS") and fully diluted book value per share ("Fully diluted BVPS") as additional measures of our performance, representing the value generated for our common shareholders each period, and we believe that these measures are key drivers of our share price over time. BVPS is calculated by dividing common shareholders' equity by the number of outstanding common shares at the applicable period end. Common shares outstanding include all common shares issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding. Fully diluted BVPS is calculated by dividing common shareholders' equity by the number of outstanding shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. BVPS and fully diluted BVPS are affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity (although to a lesser extent for fully diluted BVPS due to the inclusion of diluted securities).
Fully diluted tangible book value per common share ("Fully diluted TBVPS") is a widely used non-GAAP financial measure which focuses on the underlying fundamentals of the Company's financial position and performance without the impact of goodwill and other intangible assets. We believe that by excluding these items, fully diluted TBVPS aligns with our long-term objective of creating shareholder value. Fully diluted TBVPS is calculated by dividing common shareholders' equity excluding intangible assets by the number of outstanding common shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
The following table presents the measures discussed above at the dates indicated:

(U.S. dollars)	March 31, 2017	December 31, 2016	Change (Three Months)
Book value per common share	$41.61	$40.98	$0.63
Fully diluted book value per common share	$41.10	$40.33	$0.77
Fully diluted tangible book value per common share	$32.83	$32.21	$0.62
Three months ended March 31, 2017: The increases in our BVPS, fully diluted BVPS and Fully diluted TBVPS were mainly due to the increased net income as discussed above, partially offset by dividends.
RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of our Operating ROE measures for the three months ended March 31, 2017 and 2016 and Fully Diluted TBVPS at March 31, 2017 and 2016, as well as information about the outstanding shares and shareholders' equity, which are used in various of the non-GAAP measures:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended
	March 31,
	2017	2016
Net income (loss) attributable to common shareholders	$152,843	$21,885
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	50,101	236,080
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading	(33,068)	(101,166)
Net investment income - Life Funds Withheld Assets	(33,364)	(41,560)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(3,224)	(10,973)
Net income (loss) attributable to common shareholders excluding Contribution from Life Retrocession Arrangements	$133,288	$104,266
Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	(4,218)	8,416
Net realized and unrealized (gains) losses on derivatives	7,069	3,622
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(2,051)	413
Exchange (gains) losses excluding Life Funds Withheld Assets	(112)	(22,846)
(Provision) benefit for income tax on items excluded from operating income	2,167	9,517
Operating net income (loss)	$136,143	$103,388
Integration costs	33,949	54,987
(Provision) benefit for income tax on integration costs	(3,768)	(4,662)
Operating net income (loss) (excluding integration costs)	$166,324	$153,713
Per common share results - diluted:
Net income (loss) attributable to common shareholders	$0.57	$0.07
Operating net income (loss)	$0.50	$0.35

(U.S. dollars in thousands, except per share amounts)	Three Months Ended
	March 31,
	2017	2016
Weighted average common shares outstanding:
Basic	265,690	291,969
Diluted	269,767	296,666
Return on common shareholders' equity:
Opening common shareholders' equity	$10,938,512	$11,677,079
Closing common shareholders' equity (at period end)	10,974,884	11,688,744
Average common shareholders' equity for the period	10,956,698	11,682,912
Opening AOCI	715,546	686,616
Closing AOCI (at period end)	844,974	1,094,557
Average AOCI for the period	780,260	890,587
Average common shareholders' equity for the period excluding average AOCI	10,176,438	10,792,325
Annualized net income (loss)	611,372	87,540
Annualized operating net income (loss)	544,572	413,552
Annualized operating net income (loss) (excluding integration costs)	665,295	614,852
Annualized operating return on average common shareholders' equity	5.0%	3.5%
Annualized operating return on average common shareholders' equity excluding AOCI	5.4%	3.8%
Annualized operating return on average common shareholders' equity excluding integration costs	6.1%	5.3%
Annualized operating return on average common shareholders' equity excluding integration costs and AOCI	6.5%	5.7%

	March 31, 2017	December 31, 2016
Book value per common share:
Closing common shares outstanding - basic	263,774	266,927
Closing common shares outstanding - diluted	267,008	271,225
Book value per common share	$41.61	$40.98
Fully diluted book value per common share	$41.10	$40.33
Goodwill and other intangible assets	$2,208,612	$2,203,653
Tangible book value	$8,766,272	$8,734,859
Fully diluted tangible book value per common share	$32.83	$32.21
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

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three months ended March 31, 2017 have been affected by, among other things, the following significant items:

1)	The impact of decrease of the discount rate used to calculate lump sum awards in U.K. bodily injury cases;
2)    The impact of natural catastrophe loss events;
3)     The current underwriting environment; and
4)    Market movement impacts on our investment portfolio.
1)     Impact of decrease to the discount rate used to calculate lump sum awards in U.K. bodily injury cases
The recent U.K. Ministry of Justice’s announcement of a significant decrease to the Ogden Rate from +2.5% to -0.75%, a decrease of 325 basis points and the first rate change since 2001, was effective on March 20, 2017.
The Company recognized approximately $75 million as the pre-tax impact of the rate change on the Company’s carried reserves for relevant lines of business, primarily related to our U.K. motor business in the Reinsurance segment. Classes of business impacted by this rate change are U.K. motor bodily injury, U.K. employer’s liability, and U.K. public liability. Impacts on the Insurance segment were modest due to the low level of U.K. bodily injury claims in our portfolio as well as reinsurance protections.
We have not been a large writer of U.K. motor business, but have some exposure from business written on a non-proportional reinsurance basis. This portfolio was scaled back beginning in 2009 as periodical payment orders became more prevalent and more costly. For the year ended December 31, 2016, the Company’s gross U.K. motor premiums were under $10 million.
2)     The impact of natural catastrophe loss events
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the three months ended March 31, 2017 and 2016:

	Natural Catastrophe Underwriting Losses		Natural Catastrophe Loss Ratio Impact
	Three Months Ended		Three Months Ended
(U.S. dollars in thousands)	2017	2016	2017	2016
Insurance	$70,330	$35,283	4.3%	2.2%
Reinsurance	25,745	17,493	2.9%	2.5%
Total P&C	$96,075	$52,776	3.8%	2.2%
Notable natural catastrophes for the three months ended March 31, 2017 and 2016 and the underwriting loss incurred (in parenthetical) for the most significant natural catastrophes, in terms of our losses net of reinsurance recoveries and reinstatement premiums, were as follows:

▪	2017 - included Cyclone Debbie ($39.8 million), wildfires in Chile ($13.2 million), flooding in Peru, and a combination of other storms across the U.S. totaling approximately $30 million.

▪	2016 - included earthquake in Taiwan ($21.3 million) and a combination of other storms across Europe and the U.S.
3)     The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
For the three months ended March 31, 2017, pricing in the Insurance segment was down just under 2% for the quarter. Our International business lines were up 1% for the quarter as modest rate increases in Casualty were partially offset by modest rate decreases in Property. Our North America business lines were down 1% driven by our professional D&O book (-3%), partially offset by modest price increases in Environmental, Excess Casualty and Construction lines. Our Global Lines businesses continued to be most adversely impacted, with rates down just under 4% driven by continued competitive conditions in the energy, marine and aviation lines.

Gross premiums written in the quarter were up by 7.6%, or $190 million on a reported basis year-over-year, and when we normalize for foreign exchange, increased 8.4% in the quarter. While most of this growth was in our International and North America business groups offset by reduced top line in Global Lines, 3.4 percentage points was attributable to premium processing timing and other adjustments impacting the current and prior year quarter. See "Income Statement Analysis - Insurance," for further discussion of our premium movements.
The trading environment for our core lines of business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three months ended March 31, 2017, the underwriting environment has continued to be challenging in all regions. However, rate declines have continued to decelerate in most lines with some positive momentum in some classes. Overall, rate changes remain in the aggregate as expected.
Rates across the segment were down approximately 1.1%. Our global catastrophe portfolio was down 3% while the remainder of the property treaty book, rates were down 0.8%. Our casualty and crop business renewed with slight increases and the remainder of our classes were flat or down low single digits.
Despite these rate decreases and demanding market conditions, the Reinsurance segment retained profitable business while increasing its volume of new business resulting from increased opportunities and global client management efforts.
4)     Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended March 31, 2017, the positive mark to market change of $117.5 million on our AFS investments, including Other Investments, was primarily driven by a slight decline in government interest rates in the U.S. as well as positive movement in our equity portfolio from increases in equity index prices. This represents an approximately 0.3% appreciation in the average fair market value of investments for the three months ended March 31, 2017.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended March 31, 2017:

	Interest Rate Movement for the three months ended March 31, 2017 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended March 31, 2017 (1) (‘+’/‘-’ represents widening / tightening of interest rates)	Equity Market Price Movement for the three months ended March 31, 2017 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	-1 basis points (5 year Treasury)	-8 basis points (U.S. Corporate A rated)	+6.41% (MSCI All Countries World)
		+12 basis points (U.S. Mortgage Master Index)	+5.53% (S&P500 Index)
United Kingdom	+9 basis points (5 year Gilt)	+1 basis points (U.K. Corporate, AA rated)
Euro-zone	+15 basis points (5 year Bund)	-2 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended March 31, 2017 totaled $4.2 million, including net realized gains of $11.1 million from sales of fixed maturities partially offset by net realized losses of approximately $6.9 million related to Other-Than-Temporary Impairment ("OTTI") charges on certain of the Company’s fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities and monitoring regulatory change.
Catlin Integration
We closed the acquisition of Catlin Group Limited ("Catlin") on May 1, 2015 ("Catlin Acquisition"). Management has been highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this significant acquisition. Following the initial announcement of the proposed transaction, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing and implemented that plan following the closing of that transaction. While now substantially complete, management, the integration steering committee and the project management team are working on the final stages of integration to bring it to its ultimate conclusion. In line with this ongoing work, on October 26, 2016, we announced a realigned property and casualty (“P&C”) operating model. The new P&C organizational structure was effective on January 1, 2017 and consists of four business groups within our two operating segments aligned principally to their patterns of distribution and client focus: Global Lines, International and North America groups in Insurance, with global Reinsurance comprising the fourth group.
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
Buybacks of Ordinary and Common Shares
For a discussion of our share buyback activity, please see Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein.
Risk Management
Our risk management and risk appetite framework is detailed in Item 1, "Business - Enterprise Risk Management," included in our Annual Report on Form 10-K for the year ended December 31, 2016. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at March 31, 2017 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at March 31, 2017 (3)
North Atlantic	Windstorm	January 1, 2017	$1,045	9.3%	$1,893	16.9%
North America	Earthquake	January 1, 2017	$944	8.4%	$1,552	13.9%
Europe	Windstorm	January 1, 2017	$840	7.5%	$1,061	9.5%
Japan	Earthquake	January 1, 2017	$751	6.7%	$1,013	9.1%
Japan	Windstorm	January 1, 2017	$537	4.8%	$698	6.2%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

(3)
Adjusted Tangible Capital, a non-GAAP measure, is defined as Total Shareholders’ Equity ($13.0 billion) plus (i) outstanding subordinated notes due 2025 ($493.5 million) and 2045 ($488.9 million) less (ii) Goodwill and Other Intangible Assets ($2.2 billion) and less (iii) Adjusted Accumulated Other Comprehensive Income ($0.6 billion), which is defined as Accumulated Other Comprehensive Income ($0.8 billion) plus Shadow Adjustments, as defined in Item 1, Note 15, "Accumulated Other Comprehensive Income (Loss)," to the Unaudited Consolidated Financial Statements included herein ($207.0 million) less gross unrealized gains resulting from Life Funds Withheld Assets ($470.0 million).

Regulatory Change
We continue to monitor and assess regulatory initiatives and legislation relevant to our business. In particular, we continue to monitor closely and assess proposals regarding national, regional and global capital standards that impact us or in the future could impact us.
See "Business - Regulation," included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion of regulatory matter, including group supervision and Solvency II. In addition, see "Brexit-Related Recent Developments" below for a discussion of the referendum held on June 23, 2016 in which the U.K. electorate voted that the U.K. should withdraw from the E.U. ("Brexit").
Brexit-Related Recent Developments
The U.K. provided formal notice of its decision to exit the E.U. under article 50 of the Treaty on European Union on March 29, 2017. Delivery of this notice commences a two year process during which the U.K. and E.U. will endeavor to negotiate the terms of the U.K.'s exit. Unless this period is extended, the U.K. will automatically exit the E.U. with or without an agreement in place, after two years. While Brexit did not materially affect our financial condition or results of operations for the three months ended March 31, 2017, no member country has left the E.U. to date, and the rules for exit under article 50 are brief, which has and may continue to create the potential for related political, monetary, economic and legal uncertainty. Such uncertainties are expected to continue to have meaningful repercussions in future periods.
We continue to review our European legal entity structure to consider possible changes that may need to be made to preserve our E.U.-domiciled entities’ “passporting” regime. Passporting means that an E.U.-domiciled entity can provide insurance or reinsurance, as applicable, in another E.U. member state while only being regulated by the regulator in its country of domicile. Like the rest of the industry, our considerations are progressing, but at this point it is premature to make any final structural determinations. However, at this early stage, we believe that we are well-positioned by virtue of the fact that our primary U.K.-domiciled insurance carrier is structured as a Societas Europaea ("SE"), which we anticipate will provide some advantages by allowing us to move the legal entity to another E.U. country during the negotiation period without some of the complexities that would be otherwise involved for other entity structures. In addition, our primary reinsurance carrier is an Irish-domiciled SE.
Currently, Lloyd’s is wholly reliant on the passporting regime to do business across the E.U. On March 29, 2017, Lloyd's of London ("Lloyd's") announced that it intends to set up a new insurance company in Brussels, Belgium, to serve as an E.U. hub post-Brexit, which it anticipates will commence operations in January 2019. Given that we also own the largest Lloyd's syndicate by premium, management is closely monitoring Lloyd’s ability to successfully implement its post-Brexit strategy with the E.U.
Outcomes of the negotiations and plans described above could include increased costs of doing business in the U.K., which may include additional capital requirements, including as a result of new and/or additional laws and regulations across a wide variety of areas potentially including, but not limited to, labor laws, data privacy laws, taxation laws and, more generally, the terms of commercial activities between the U.K. and the E.U. Increased costs and capital requirements may also result from the U.K. no longer being part of the Solvency II regime, which could be significant to our operations and financial results.
In addition to the potential impact on our ability to passport within the E.U., management is also focused on the impact of Brexit on the free movement of our approximately 2,000 employees within the E.U. A curtailment post-Brexit of free movement of workers between the U.K. and the E.U. could impact the availability and cost of attracting and retaining talent. For more information regarding Brexit, see Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities ("VIEs") and Other Off-Balance Sheet Arrangements," included in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1, Note 11, "Variable Interest Entities," to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. The results of our run-off life operations are reported within "Corporate and Other." Our general investment and financing operations are also reflected in "Corporate and Other." Prior period information has been re-presented to reflect the current presentation.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenue and expenditure are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our run-off life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 1, Note 3, "Segment Information," to the Unaudited Consolidated Financial Statements included herein for a reconciliation of segment data to our Unaudited Consolidated Financial Statements.

INCOME STATEMENT ANALYSIS
Segment Results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016
Insurance
Our Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Effective January 1, 2017, Insurance lines of business are now divided into the following underwriting business groups: Global Lines, which includes lines previously included in Specialty as well as London Wholesale business previously included in Casualty and Energy, Property & Construction ("EPC"); International, which includes non-North America property and casualty lines previously included in Professional, Casualty and EPC; and North America, which includes North America region property and casualty lines previously included in Professional, Casualty and EPC lines. Products generally provide tailored coverages for large corporate and middle market risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, cybertech, accident and health and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our Insurance operations that we believe provide the best return on capital over time.
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Gross premiums written	$2,694,216	$2,503,972	7.6%
Net premiums written	1,508,591	1,503,934	0.3%
Net premiums earned	1,635,315	1,593,874	2.6%
Net losses and loss expenses	1,060,363	999,592	6.1%
Acquisition costs	210,483	225,458	(6.6)%
Operating expenses	285,729	312,432	(8.5)%
Underwriting profit (loss)	$78,740	$56,392	39.6%
Net results – structured products	2,269	1,222	85.7%
Net fee income and other (expense)	1,967	(3,862)	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting business group for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Global Lines	$998,406	$993,267	0.5%
International	839,978	698,478	20.3%
North America	855,832	812,227	5.4%
Total	$2,694,216	$2,503,972	7.6%
Gross premiums written increased by 7.6%. When evaluated in local currency, our gross premiums written increased by 8.4%. The unfavorable foreign exchange on our gross premiums written was mainly due to the weakening of the British Pound against the U.S. dollar. Please see the "Significant Items Affecting the Results of Operations - Underwriting Environment" section above for further information on our underwriting strategy, the effects of which are discussed below.
The following is a summary of premium movements by underwriting business group:

▪
Global Lines - increase of 0.5% is mainly driven by higher new business in political risk and trade credit, fine art and specie, and crisis management. These increases were mostly offset by an aerospace program that was not renewed and lower production in London wholesale.

▪
International - increase of 20.3% is attributable to growth in international property lines and international casualty lines, combined with an increase due to premium process timing during the period compared to the same period in 2016.

▪
North America - increase of 5.4% due to the achievement of higher than expected enrollments on existing programs in our construction sub-contractor default business and the increase in new business and exposure to renewals in our primary casualty line.

Net Premiums Written
The increase of 0.3% largely resulted from the increase in gross premium written noted above, mostly offset by an increase in ceded premiums written driven by higher subject premium volume and changes to the global reinsurance structure.
Net Premiums Earned
The increase of 2.6% is primarily attributable to gross written premium growth over the course of the prior year.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	64.8%	62.7%	2.1
Acquisition expense ratio	12.9%	14.1%	(1.2)
Operating expense ratio	17.5%	19.7%	(2.2)
Underwriting expense ratio	30.4%	33.8%	(3.4)
Combined ratio	95.2%	96.5%	(1.3)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Percentage
	March 31,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	64.8%	62.7%	2.1
Prior year reserve development	0.3%	0.7%	(0.4)
Loss ratio excluding prior year development	65.1%	63.4%	1.7
Net natural catastrophe losses	(4.3)%	(2.2)%	(2.1)
Loss ratio excluding prior year development and net natural catastrophe losses	60.8%	61.2%	(0.4)
Loss Ratio - excluding prior year development
The 1.7 percentage point increase in the loss ratio excluding prior year development represents a higher level of catastrophe activity for the three months ended March 31, 2017 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended March 31, 2017 were $35.0 million higher than in the same period of 2016. Excluding prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended March 31, 2017 compared to the same period of 2016 improved by 0.4 percentage points to 60.8%.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by lines of business relating to the Insurance segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2017	2016
Professional	$(5)	$(301)
Casualty and other	(4,739)	177
Property	50	(2,307)
Specialty	52	(8,927)
Total	$(4,642)	$(11,358)
Underwriting Expense Ratio
The improvement of 3.4 percentage points was primarily due to a decrease in the operating expense ratio of 2.2 percentage points combined with an improvement in the acquisition expense ratio of 1.2 percentage points, as follows:

▪	Operating expense ratio - decreased due to synergies realized from the Catlin Acquisition.

▪	Acquisition expense ratio - decreased due to better ceding commission terms and higher cessions on our whole account quota share reinsurance.
Net Results - Structured Products
Net results from structured insurance products increased by 85.7% to $2.3 million compared to the prior year quarterly result of $1.2 million. The results include net investment income of $6.8 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively, and interest expense of $4.5 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Net Fee Income and Other
The decrease compared to the same period of 2016 in net fee income and other was driven by Global Lines discontinued business lines.
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Gross premiums written	$1,927,390	$1,855,343	3.9%
Net premiums written	1,471,169	1,557,661	(5.6)%
Net premiums earned	884,166	757,572	16.7%
Net losses and loss expenses	523,093	382,893	36.6%
Acquisition costs	224,079	176,348	27.1%
Operating expenses	71,757	79,234	(9.4)%
Underwriting profit (loss)	$65,237	$119,097	(45.2)%
Net results – structured products	645	748	(13.8)%
Net fee income and other	686	837	(18.0)%

Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Bermuda	$453,717	$393,035	15.4%
North America	305,796	289,343	5.7%
London	307,866	309,189	(0.4)%
EMEA	541,932	536,690	1.0%
LAC	318,079	327,086	(2.8)%
Total	$1,927,390	$1,855,343	3.9%
Gross premiums written increased by 3.9% primarily driven by new business, premium adjustments and share change. When evaluated in local currency, our gross premiums written increased by 7.0%.
The following is a summary of the premium movements by region:

▪	Bermuda - increase of 15.4% is primarily due to new business written within the property line of business, in addition to the renewal of a certain multi-year deal within casualty lines.

▪	North America - increase of 5.7% is largely attributable to new business in the casualty and property treaty lines of business and increased business assumed from our accident & health insureds.

▪	London - decrease of 0.4% is primarily due to the impacts of foreign exchange predominantly within our British Pound casualty book.

▪
EMEA - increase of 1.0% is due to significant new business written within the casualty line of business, including additional reinstatements in the current period. The increase was partially offset by reductions within the property line due to reduced rates and cancellations.

▪
LAC - decrease of 2.8% is driven predominantly by cancellations of business due to competitive pricing environment predominantly within the property line of business. In addition, downward premium adjustments on the 2015 property book during the current quarter also contributed to the reduction. There reductions were partially offset by new business within property treaty and credit lines.

Net Premiums Written
The decrease of 5.6% largely resulted from an increase in outwards catastrophe protection purchased in the current year.
Net Premiums Earned
The increase of 16.7% is mainly attributable to the earning impact of a material new inception written within Bermuda during fourth quarter of 2016. In addition to the impact of this contract, there was additional earned premium resulting from a refinement of the earning patterns to more properly reflect the portfolio within the European engineering book and within Latin America credit.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	59.2%	50.5%	8.7
Acquisition expense ratio	25.3%	23.3%	2.0
Operating expense ratio	8.1%	10.5%	(2.4)
Underwriting expense ratio	33.4%	33.8%	(0.4)
Combined ratio	92.6%	84.3%	8.3

The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Percentage
	March 31,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	59.2%	50.5%	8.7
Prior year reserve development	(3.3)%	4.3%	(7.6)
Loss ratio excluding prior year development	55.9%	54.8%	1.1
Net natural catastrophe losses	(2.9)%	(2.5)%	(0.4)
Loss ratio excluding prior year development and net natural catastrophe losses	53.0%	52.3%	0.7
Loss Ratio - excluding prior year development
The 1.1 percentage point deterioration in the loss ratio excluding prior year development in the three months ended March 31, 2017 was primarily a result of slightly higher attritional and catastrophe losses compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended March 31, 2017 were $8.3 million higher than in the same period of 2016. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended March 31, 2017 compared to the same period of 2016 deteriorated by 0.7 percentage points to 53.0% primarily due to mix of business.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2017	2016
Property and other short-tail lines	$(54,916)	$(28,692)
Casualty and other long-tail lines	83,562	(3,362)
Total	$28,646	$(32,054)
Net unfavorable prior year reserve development of $28.6 million for the three months ended March 31, 2017 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $54.9 million. Details of the significant components are as follows:

▪	For property catastrophe lines, net prior year development was $30.2 million favorable driven primarily from better than expected attritional experience.

▪	For property other lines, net prior year development was $16.8 million favorable mainly driven by better than expected experience on attritional losses, primarily on the property treaty book.

•	For specialty lines, net prior year development was $7.9 million, largely due to better than expected experience across a number of underwriting years, primarily on the aviation book.

•	Net unfavorable prior year development for the long-tail lines totaled $83.6 million. Details of the significant components are as follows:

•
For casualty lines, net prior year development was $78.3 million unfavorable primarily due to the change in the Ogden Rate from 2.5% to negative 0.75%. See "Significant Items Affecting the Results of Operations" for further detail on this event.

•	For other lines, net prior year development was $5.3 million unfavorable, mainly due to worse than expected experience on attritional losses.

Underwriting Expense Ratio
The improvement of 0.4 percentage points was due to an improvement in the operating expense ratio of 2.4%, partially offset by a deterioration in the acquisition expense ratio of 2.0%, as follows:

•	Operating expense ratio - improvement was attributable to synergies realized due to the Catlin Acquisition and increased operating leverage.

•
Acquisition expense ratio - deterioration was a result of a different business mix and increased earnings than the prior year mainly within the Credit and Surety book from LAC segment. In addition, there was a material new inception written in Bermuda during fourth quarter of 2016 which had an earned acquisition impact.

Net Results - Structured Products
Net results from structured reinsurance products decreased by 13.8% to $0.6 million compared to the prior year quarterly result of $0.7 million. The results include net investment income of $6.6 million and $6.7 million for the three months ended March 31, 2017 and 2016, respectively, offset by interest expense of $5.9 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively.
For further information about our structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Corporate and Other (including Run-Off Life operations)
Our general investment and financing operations are reflected in "Corporate and Other." In addition, results of our run-off life operations are reported within "Corporate and Other." We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As noted in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, in May 2014, we ceded the majority of our life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). In November 2015, we ceded the vast majority of our remaining life reinsurance reserves, consisting mainly of U.S. Term business (the "U.S. Term Life Retro Arrangements").
Impact of GreyCastle Life Retro Arrangements
As noted in Item 1, Note 5(c)(ii), "Derivative Instruments - Other Non-Investment Derivatives - Credit Exposure," to the Unaudited Consolidated Financial Statements included herein, although our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is minimal impact on our comprehensive income in any period.
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
During the three months ended March 31, 2017, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $1.9 million. Included within this negative result are net realized losses of $0.6 million. Additionally, the net investment income of $7.2 million is offset by a net underwriting loss of $5.5 million and interest expense of $3.0 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the XL-Bermuda Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are generally calculated by using a time-weighted, geometrically linked rate of return calculation that is in accordance with current industry standards, for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Total Return on Investments (1)	1.0%	1.7%

Hedge fund portfolio (2) (3)	2.1%	(1.0)%
Equity portfolio (2)	5.8%	0.5%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on these portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the three months ended February 28, 2017 and February 29, 2016, respectively, for both equity and non-equity accounted hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net investment income - excluding Life Funds Withheld Assets	$167,168	$164,326	1.7%
Net income (loss) from investment affiliates	38,261	(4,579)	N/M
Net realized gains (losses) on investments	4,218	(8,416)	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	(7,069)	(3,622)	95.2%
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 7, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The increase of 1.7% compared to the prior year period was primarily due to active sector rotation and portfolio management activities and from an increase in new money rates, offset by cash outflows from the investment portfolio and negative foreign exchange movements.
We estimate that approximately $3.5 billion of assets with an average gross book yield of 2.4% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended March 31, 2017 on our portfolio of 2.1%.
Net Income (Loss) from Investment Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended March 31, 2017 was very strong as compared to the same period in 2016 and was driven principally by the hedge fund affiliate results. Strong equity markets clearly benefited our hedge funds in the quarter. However, most of our fundamental equity funds do not have much or any net exposure to the equity markets, and they generated returns predominantly from security selection opposed to general market appreciation. There were also strong positive contributions from funds pursuing quantitative equity market neutral, macro and fixed income strategies. Additionally, our position sizing was also a positive contributor to results, as our largest fund holdings contributed nearly all of the profits for the quarter. The results for private equity funds lagged behind prior year quarter and were mostly offset by positive results in private credit funds. These combined results slightly offset the positive results noted above.

Net Realized Gains and Losses on Investments
Net realized gains of $4.2 million in the three months ended March 31, 2017 included net realized gains of $11.1 million, which resulted primarily from sales of other investments and equities. These amounts were offset by losses of approximately $6.9 million related to the OTTI charges on certain of our other investments and fixed income investments. See Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein for further discussion.
Net realized losses on investments of $8.4 million in the three months ended March 31, 2016 included realized losses of $19.6 million related to the write-down of certain of our structured securities and medium term notes with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $11.2 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized losses on derivative instruments of $7.1 million in the three months ended March 31, 2017 resulted mainly from unrealized losses on an embedded derivative contained within funds withheld reinsurance agreements, as well as from non-investment hedging activities. In addition, we also reported small net losses from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. For a further discussion, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net income (loss) from operating affiliates	$13,609	$12,650	7.6%
Exchange (gains) losses	(3,336)	(33,819)	(90.1)%
Corporate operating expenses	98,873	112,510	(12.1)%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(50,101)	(236,080)	(78.8)%
Interest expense (1)	40,250	41,613	(3.3)%
Income tax expense (benefit)	13,092	22,295	(41.3)%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net income (loss) from investment manager affiliates	$3,297	$12,529	(73.7)%
Net income (loss) from strategic operating affiliates	10,312	121	N/M
Net income (loss) from operating affiliates	$13,609	$12,650	7.6%
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates Investments
The results for the three months ended March 31, 2017 reflects a significant decrease in the amount of incentive fees generated by several investment manager affiliates relative to the prior year period, where incentive fees for the managers that charge them were strong.
Net Income from Strategic Operating Affiliates
The significant increase was largely due to the solid results from one of our strategic operating affiliates as well as strong results generated from an investment within our value investing strategy team as compared to the prior year period.

Exchange Gains and Losses
The foreign exchange gains of $3.3 million in the three months ended March 31, 2017 were principally a result of the impact of the weakening of the U.S. dollar against the Euro and Singapore dollar on net monetary assets denominated in those currencies. This was partially offset by the effect of the weakening of the U.S. dollar against the British Pound on net monetary liabilities in that currency. In the three months ended March 31, 2016, foreign exchange losses of $33.8 million were a result of an overall strengthening of the U.S. dollar against many of our major currency exposures, most notably Canadian and Australian dollars.
Corporate Operating Expenses
The decrease of 12.1% was primarily due to lower integration expenses in regards to the Catlin Acquisition and synergies realized during the past year.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
Under the GreyCastle Life Retro Arrangements, as described in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, the resulting embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
Interest expense on our debt remained consistent with the prior year period. For further information about our debt financing, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
A tax charge of $13.1 million and $22.3 million was incurred in the three months ended March 31, 2017 and 2016, respectively. The tax charge recognized in these periods reflects the combination of our expected full year effective tax rate applicable to each of the years applied to our pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income and discrete tax adjustments which are not part of the effective tax rate with respect to operating income. The tax on items excluded from operating net income is calculated at the applicable jurisdictional effective tax rate.
BALANCE SHEET ANALYSIS
Investments (Excluding Life Funds Withheld Assets)
Our investment strategy is based on a Strategic Asset Allocation process that establishes a strategic benchmark, which is a portfolio asset allocation target that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of the Company’s management and is approved by the RFC. The investment team actively seeks to exceed the total return of the strategic benchmark and meet budgeted investment earnings, while maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios. Active or tactical deviations from the benchmark are controlled by a comprehensive framework of investment decision authorities ("Authorities Framework"), which ensures that the risk profile of our investment portfolio is consistent with management’s risk tolerance.
As described in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share the risks and rewards of the underlying performance of the supporting invested assets, the disclosures in this section exclude the Life Funds Withheld Assets.

At March 31, 2017 and December 31, 2016, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased) but excluding Life Funds Withheld Assets, were approximately $36.6 billion. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Cash and cash equivalents	$3,352,651	9.2%	$3,426,988	9.4%
Restricted cash	65,317	0.2%	62,137	0.2%
Net receivable/ (payable) for investments sold/ (purchased)	(116,133)	(0.3)%	(97,482)	(0.3)%
Accrued investment income	212,395	0.6%	230,158	0.6%
Short-term investments	260,153	0.7%	625,193	1.7%
Fixed maturities - AFS (1):
U.S. Government	4,203,353	11.5%	3,894,388	10.6%
U.S. States, municipalities and political subdivisions	2,350,859	6.4%	2,478,112	6.8%
Non-U.S. Governments	4,979,908	13.6%	5,030,132	13.8%
Corporate	10,579,366	28.9%	10,134,729	27.7%
RMBS	4,377,435	11.9%	4,492,625	12.3%
CMBS	700,197	1.9%	665,186	1.8%
Other asset-backed securities	1,249,691	3.4%	1,253,388	3.4%
Total fixed maturities - AFS	$28,440,809	77.6%	$27,948,560	76.4%
Equity securities	1,094,509	3.0%	1,037,331	2.8%
Investments in affiliates	2,172,611	5.9%	2,177,645	6.0%
Other investments	1,150,492	3.1%	1,164,564	3.2%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$36,632,804	100.0%	$36,575,094	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.
We review our fixed income investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At March 31, 2017 and December 31, 2016, the average credit quality of our total fixed income portfolio was "AA." Included in the table below are the credit ratings of the fixed income portfolio, excluding cash and Life Funds Withheld Assets, at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$12,630	44.0%	$12,859	45.0%
AA	5,759	20.1%	5,913	20.7%
A	6,948	24.2%	7,029	24.6%
BBB	2,592	9.0%	2,045	7.2%
BB and below/not rated	772	2.7%	728	2.5%
Total	$28,701	100.0%	$28,574	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $311.7 million at March 31, 2017 in our AFS portfolio (excluding Life Funds Withheld Assets) that can be attributed to the following significant drivers:

•	gross unrealized losses of $126.9 million related to Government holdings. Securities in a gross unrealized loss position had a fair value of $4.5 billion at March 31, 2017.

•	gross unrealized losses of $101.2 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $3.1 billion at March 31, 2017.

•	gross unrealized losses of $58.0 million related to RMBS securities. Securities in an unrealized loss position had a fair value of $2.8 billion at March 31, 2017.
The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at March 31, 2017:

	March 31, 2017
Security Type and Length of Time in a Continual Unrealized Loss Position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(69,130)	$7,142,644
At least 6 months but less than 12 months	(102,202)	2,946,731
At least 12 months but less than 2 years	(65,111)	536,559
2 years and over	(68,723)	531,517
Total	$(305,166)	$11,157,451
Equities
Less than 6 months	$(1,716)	$107,670
At least 6 months but less than 12 months	(4,792)	40,116
Total	$(6,508)	147,786
The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at March 31, 2017:

	March 31, 2017
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(14,051)	$809,935
At least 1 year but less than 5 years remaining	(119,012)	3,966,507
At least 5 years but less than 10 years remaining	(75,485)	2,261,893
At least 10 years but less than 20 years remaining	(7,037)	246,080
At least 20 years or more remaining	(12,444)	265,292
RMBS	(57,990)	2,752,903
CMBS	(10,655)	475,228
Other asset-backed securities	(8,492)	379,613
Total	$(305,166)	$11,157,451
European Sovereign Debt (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the E.U. - particularly Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect European Periphery Nations' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been greatly reduced.
Our exposure to this European sovereign debt crisis has a fair value of $86.3 million at March 31, 2017, and includes direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as fixed maturity securities issued by certain corporate entities operating within the European Periphery Nations. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.

We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, at March 31, 2017, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $175 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances, including the names of our most significant reinsurance counterparties, see Item 8, Note 12, "Reinsurance," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including, but not limited to, lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.
Fair Value Measurements of Assets and Liabilities
As described in Item 1, Note 6, "Fair Value Measurements," to the Unaudited Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value, including valuation methodologies.
Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 6, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the changes in fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. At March 31, 2017, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at March 31, 2017.

At March 31, 2017, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets by class and liabilities that were carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at March 31, 2017	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government	$4,203,353	$19,308	0.5%
U.S. States, municipalities and political subdivisions	2,350,859	—	—%
Non-U.S. Governments	4,979,908	—	—%
Corporate	10,579,366	9,899	0.1%
RMBS	4,377,435	3,381	0.1%
CMBS	700,197	101	—%
Other asset-backed securities	1,249,691	3,950	0.3%
Total Fixed maturities, at fair value	$28,440,809	$36,639	0.1%
Equity securities, at fair value	1,094,509	—	—%
Short-term investments, at fair value	260,153	11,665	4.5%
Total investments AFS	$29,795,471	$48,304	0.2%
Cash equivalents (1)	1,785,866	—	—%
Other investments (2)	724,930	203,965	28.1%
Other assets (3)	22,420	18,560	82.8%
Total assets carried at fair value	$32,328,687	$270,829	0.8%
Liabilities
Other liabilities (4)	39,222	18,397	46.9%
Total liabilities carried at fair value	$39,222	$18,397	46.9%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from Other investments balances are $283.0 million at March 31, 2017 measured using Net Asset Value. Based on new accounting guidance, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation that are carried at amortized cost, which totaled $142.5 million at March 31, 2017. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Other liabilities include derivative instruments, reported on a gross basis.
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
Gross unpaid losses and loss expenses totaled $26.4 billion and $25.9 billion at March 31, 2017 and December 31, 2016, respectively. See Item 1, Note 8, " Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein for a reconciliation of our P&C unpaid losses and loss expenses for the three months ended March 31, 2017.
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included in Items 7 and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable
In the normal course of business, we seek to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve our ultimate liability to the insureds. Accordingly, the unpaid losses and loss expenses on the balance sheets represents our total gross unpaid losses and loss expenses. Unpaid losses and loss expenses recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	March 31, 2017	December 31, 2016
Reinsurance balances receivable	$663,164	$598,189
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	10,879	10,997
Reinsurance recoverable on unpaid losses and loss expenses	5,714,915	5,522,419
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(61,615)	(62,829)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$6,327,343	$6,068,776
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle claims, including large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Bermuda (the successor to XL-Ireland as the parent company as a result of the Redomestication) may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary that would otherwise support holding company operations and dividend payments, which may be difficult given that XL-Bermuda, like XL-Ireland, is a holding company and has limited liquidity.
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancellation provisions in a significant number of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

XL-Bermuda's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and common shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Bermuda and XL-Cayman.
Under Bermuda law, XL-Bermuda is required to pay cash dividends from contributed surplus. At March 31, 2017, XL-Bermuda had $7.9 billion in contributed surplus.
All of our outstanding debt at March 31, 2017 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Bermuda, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 24, "Statutory Financial Data," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
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
Sources of Liquidity
At March 31, 2017 and December 31, 2016, on a consolidated basis we had cash and cash equivalents of approximately $3.4 billion. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	March 31, 2017	March 31, 2016
Operating activities	$(47,497)	$(144,039)
Investing activities	$234,487	$203,961
Financing activities	$(291,600)	$(475,865)
Effects of exchange rate changes on foreign currency cash	$30,273	$(19,396)
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
During the three months ended March 31, 2017, net cash flows used in operating activities was $47.5 million compared to net cash flows used in operating activities of $144.0 million for the same period in 2016. The improvement is mainly due to core premium growth and decreased operating expenses due to realized integration synergies.

Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash provided by investing activities was $234.5 million in the three months ended March 31, 2017 compared to net cash provided of $204.0 million for the same period in 2016. The increase in cash flow is mainly attributable to a significant positive change in net sales activity from affiliate investments partially offset by a significant reduction in net sales activity in our fixed maturity and equity portfolios.
As further outlined in Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral in support of insurance and reinsurance liabilities and held in trust. Additionally, certain of these pledged assets are held as collateral in relation to our credit facilities. At March 31, 2017 and December 31, 2016, the Company had $17.6 billion and $17.1 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 1(i), "Significant Accounting Policies - Cash Equivalents," to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 that cash in the amount of $160.5 million at March 31, 2017 is restricted and has been disclosed as such in our consolidated balance sheet.
Financing Cash Flows
Cash flows related to financing activities include common and preference share related transactions, the payment of dividends, the issue or repayment of XL-Cayman's preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the three months ended March 31, 2017, net cash flows used in financing activities were $291.6 million, mainly due to share buybacks, as well as dividends paid to both common and preferred shareholders. See Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein for information regarding share buyback activity.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
At March 31, 2017 and December 31, 2016, we had total shareholders' equity of $13.0 billion. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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

Consolidation within the banking industry may result in the reduction of the aggregate amount of credit provided to us. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, "Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	March 31, 2017	December 31, 2016
Non-controlling interests - Series D preference ordinary shares of XL-Cayman	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares of XL-Cayman	999,500	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	562,285	562,285
Non-controlling interests - Other	118,957	115,382
Common share capital	10,974,884	10,938,512
Total common shares and non-controlling interests	$13,000,626	$12,960,679
Notes payable and debt	2,648,353	2,647,677
Total	$15,648,979	$15,608,356
Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	March 31, 2017	December 31, 2016
Common shareholders’ equity – beginning of period	$10,938,512	$11,677,079
Net income (loss) attributable to common shareholders	152,843	440,968
Share buybacks	(200,488)	(1,051,050)
Share issuances	23,314	9,900
Common share dividends	(59,371)	(224,411)
Change in accumulated other comprehensive income	129,428	28,930
Share-based compensation and other	(9,354)	57,096
Common shareholders’ equity – end of period	$10,974,884	$10,938,512
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. As a result of the Catlin Acquisition, we also acquired the preference shares issued by Catlin-Bermuda. These instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At both March 31, 2017 and December 31, 2016, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the preference shares issued by Catlin-Bermuda at March 31, 2017 and December 31, 2016 was $562.3 million.

Debt
The following tables present our debt under outstanding securities and lenders' commitments at March 31, 2017:

				Payments Due by Period (3)
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	$300,000	$298,854	2018	$—	$300,000	$—	$—
5.75% Senior Notes	400,000	398,061	2021	—	—	400,000	—
6.375% Senior Notes	350,000	349,166	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	493,531	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,414	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,460	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,867	2045	—	—	—	500,000
Total	$2,675,000	$2,648,353		$—	$300,000	$400,000	$1,975,000
_______________

(1)
Excluded from this table are credit facilities under which we are permitted to utilize up to $1.0 billion at March 31, 2017 and December 31, 2016, for revolving loans to support general operating and financial needs. At March 31, 2017 and December 31, 2016, $287.7 million and $245 million, respectively, were utilized under these facilities as letters of credit, leaving $712.3 million and $755.0 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent March 31, 2017 accreted values.
(3)    "Payments Due by Period" data represents ultimate redemption values.
In addition, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
At March 31, 2017, outstanding debt held by investors consisted of senior and subordinated unsecured notes of approximately $2.6 billion issued by XL-Cayman, the majority of which is now guaranteed by XL-Bermuda as indicated below. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XL-Cayman to XL-Bermuda, on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures pursuant to which the notes were issued, including as guarantor of the obligations of XL-Cayman under the outstanding notes issued pursuant to such indentures. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At March 31, 2017, the outstanding issues of unsecured notes are as follows:

▪
$300 million senior notes due December 2018, with a fixed coupon of 2.30%. The notes are listed on the New York Stock Exchange ("NYSE") and are guaranteed by XL-Bermuda. The notes were issued at 99.69% of the face amount and net proceeds were $296.6 million. Related expenses of the offering amounted to $2.5 million.

▪
$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The notes are listed on the NYSE and are guaranteed by XL-Bermuda. The notes were issued at 100.0% of the face amount and net proceeds were $395.7 million. Related expenses of the offering amounted to $4.3 million.

▪
$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The notes are publicly traded. The notes were issued at 100.0% of the face amount and net proceeds were $347.8 million. Related expenses of the offering amounted to $2.2 million.

▪
$500 million subordinated notes due March 2025, with a fixed coupon of 4.45%. The notes are listed on the NYSE and are guaranteed by XL-Bermuda. The notes were issued at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to $5.9 million.

▪
$325 million senior notes due May 2027, with a fixed coupon of 6.25%. The notes are publicly traded. The notes were issued at 99.805% of the face amount and net proceeds were $321.9 million. Related expenses of the offering amounted to $2.5 million.

▪
$300 million senior notes due December 2043, with a fixed coupon of 5.25%. The notes are listed on the NYSE and are guaranteed by XL-Bermuda. The notes were issued at 99.77% of the face amount and net proceeds were $296.0 million. Related expenses of the offering amounted to $3.3 million.

▪
$500 million subordinated notes due March 2045, with a fixed coupon of 5.5%. The notes are listed on the NYSE and are guaranteed by XL-Bermuda. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to $7.2 million.

As a result of the Allied Acquisition described in Item 1, Note 2(d), "Acquisitions and Disposals - Allied Acquisition," to the Unaudited Consolidated Financial Statements included herein, the Company assumed and redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.
Credit Facilities and other sources of collateral
At March 31, 2017, we had fifteen letter of credit ("LOC") facilities in place with total availability of $4.0 billion, of which $2.4 billion was utilized.

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period
Facility Name	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2015 Citi Facility	$250,000	$245,000	2017	$250,000	$—	$—	$—
Goldman Facility	200,000	200,000	2017	200,000	—	—	—
2016 Credit Agricole Facility I	125,000	125,000	2019	—	125,000	—	—
2016 Credit Agricole Facility II	125,000	125,000	2019	—	125,000	—	—
FAL Facility I	125,000	125,000	2020	—	—	125,000	—
FAL Facility II	125,000	125,000	2020	—	—	125,000	—
FAL Facility III	125,000	125,000	2020	—	—	125,000	—
FAL Facility IV	125,000	125,000	2020	—	—	125,000	—
Syndicated Unsecured Facility (1)	750,000	42,747	2021	—	—	750,000	—
Syndicated Secured Facility (1)	750,000	515,645	2021	—	—	750,000	—
CICL Facility	190,000	181,150	Continuous	—	—	—	190,000
Citi EU Facility	600,000	91,834	Continuous	—	—	—	600,000
London Market Facility	250,000	123,782	Continuous	—	—	—	250,000
CRCH Facility	270,000	268,854	Continuous	—	—	—	270,000
Syndicate 2003 Facility	10,991	10,991	Continuous	—	—	—	10,991
Total LOC facilities (2)	$4,020,991	$2,430,003		$450,000	$250,000	$2,000,000	$1,320,991
____________

(1)	We have the option to increase the size of the facilities under the Syndicated Secured and Unsecured Facilities by an additional $500 million across both such facilities.

(2)
At March 31, 2017, the portion of the total credit facilities permitted to be utilized for revolving loans was $1.0 billion. However, $287.7 million of this allowable portion was utilized to issue letters of credit, leaving $712.3 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

In addition, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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
As described in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. We are principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, credit risk, equity price risk and other related market risks.
The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, hedge fund investments, public equities, private investments (including funds), derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other market risks. Our fixed income and equity securities are generally classified as available-for-sale ("AFS"), and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other market instruments will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other market instruments affect consolidated net income when, and if, a security is sold or impaired as well as through ongoing reinvestment of cash.
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our investment policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, total return swaps, credit default swaps and swaptions, and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our Authorities Framework. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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
Foreign currency exchange rate risk in general is reviewed as part of our risk management framework. Within the asset liability framework for the investment portfolio, we pursue a general policy of holding the assets and liabilities in the same currency and, as such, we are not generally exposed to the risks associated with foreign exchange movements within the investment portfolio, as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. However, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations and are not matched by related liabilities. Foreign currency contracts within the investment portfolio may be utilized to manage individual portfolio foreign currency exposures, subject to investment management service providers' guidelines established by management. Where these contracts are not designated as specific hedges for financial reporting purposes, we record realized and unrealized gains and losses in income in the period in which they occur. These contracts generally have maturities of three months or less. We may also attempt to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premiums receivable, reinsurance contracts, claims payable and investments in subsidiaries.
The principal currencies creating our foreign exchange risk are the British Pound, the Euro, the Swiss Franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at March 31, 2017 and December 31, 2016:

(Foreign currency in millions)	March 31, 2017	December 31, 2016
Euro	307.2	132.3
British Pound	(148.2)	86.1
Swiss Franc	92.4	18.8
Canadian dollar	194.2	184.4
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
We have an established credit risk governance process that has been delegated to the Credit Risk Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash event risk (which covers a number of substantially similar claims against multiple policyholders) that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.3 years at March 31, 2017.
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
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets)," included herein for our aggregate fixed income portfolio credit rating in percentage terms of our aggregate fixed income portfolio at March 31, 2017.
At March 31, 2017 and December 31, 2016, the average credit quality of our aggregate fixed income investment portfolio (including short-term investments) was "AA." Our $11.7 billion portfolio of government and government-related, agency and sovereign was rated "AA," our $10.6 billion portfolio of corporates was rated "A," and our $6.3 billion structured securities portfolio was rated "AA."

At March 31, 2017, the top 10 corporate exposures listed below represented 5.9% of the aggregate fixed income investment portfolio and 15.9% of all corporate holdings.

Top 10 Corporate holdings (1)(2) (U.S. dollars in millions)	Carrying Value	% of Corporate	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	$198	1.9%	0.7%
JPMORGAN CHASE & CO.	191	1.8%	0.7%
HSBC HOLDINGS PLC	184	1.7%	0.6%
THE GOLDMAN SACHS GROUP, INC.	177	1.7%	0.6%
MORGAN STANLEY	175	1.6%	0.6%
BERKSHIRE HATHAWAY INC.	165	1.6%	0.6%
APPLE INC.	156	1.5%	0.6%
ANHEUSER-BUSCH INBEV SA	155	1.5%	0.5%
BANK OF AMERICA CORPORATION	149	1.4%	0.5%
ROYAL DUTCH SHELL PLC	132	1.2%	0.5%
Total	$1,682	15.9%	5.9%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

(2)	Excludes short-term investments and accrued investment income.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.3 billion structured securities portfolio, of which 92.1% is AAA rated:

(U.S. dollars in millions)	Carrying Value (2)	Percentage of Structured Portfolio
RMBS	$4,377.4	69.2%
CMBS	700.2	11.1%
Other ABS (1)	1,249.7	19.7%
Total	$6,327.3	100.0%
____________

(1)	Includes Covered Bonds.

(2)	Excludes short-term investments and accrual investment income.

Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives may be used to reduce investment risk (protect against credit spread widening) and/or for efficient portfolio management (to change credit exposure in a quick and efficient manner). The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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

Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At March 31, 2017, our equity portfolio was approximately $943.0 million as compared to $902.3 million at December 31, 2016. This excludes fixed income fund investments of $151.5 million and $135.2 million at March 31, 2017 and 2016, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At March 31, 2017 and December 31, 2016, our direct allocation to equity securities was 3.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risks related to real estate and risks specific to startup or small companies. At March 31, 2017, our exposure to private investments (including funds), excluding unfunded commitments, was $533.6 million, representing 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $533.3 million, representing 1.5% of the investment portfolio at December 31, 2016.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.7 billion representing approximately 4.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2017, as compared to December 31, 2016 when we had a total exposure of $1.6 billion representing approximately 4.8% of the total investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. Such positions had a total exposure of $399.6 million representing approximately 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2017, as compared to December 31, 2016, when we had a total exposure of $502.7 million representing approximately 1.4% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at March 31, 2017 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year value-at-risks ("VaRs") for our investment portfolios at March 31, 2017, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

The estimated results below also do not include any risk contributions from our various operating affiliates (strategic and other or investment manager affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,160.9)	$(259.6)	$(1,031.6)	$(70.0)	$889.8
(I) Fixed Income Portfolio	(1,158.0)	—	(1,028.7)	(69.5)	928.6
(a) Cash & Short Term Investments	(6.4)	—	(5.3)	(0.2)	4.1
(b) Total Government Related	(471.2)	—	(250.8)	(6.0)	351.2
(c) Total Corporate Credit	(403.3)	—	(452.2)	(40.3)	325.2
(d) Total Structured Credit	(277.1)	—	(320.4)	(23.1)	265.8
(II) Non-Fixed Income Portfolio	—	(259.6)	—	—	346.3
(e) Equity Portfolio	—	(97.4)	—	—	125.4
(f) Hedge Fund Portfolio	—	(61.9)	—	—	100.1
(g) Private Investments	—	(100.2)	—	—	140.1
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

(2)
The estimated impact on the fair value of our investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in our equity portfolio, certain equity-sensitive hedge fund investments and private equity investments. This includes our estimate of equity risk embedded in the hedge fund and private investment fund portfolios with such estimates utilizing market exposures provided to us by certain individual fund investments, internal statistical analyses, and/or various assumptions regarding illiquidity and concentrations.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at March 31, 2017 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, at the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material developments to such proceedings during the three months ended March 31, 2017.
See Part I, Item 1, Note 12(b), "Litigation" to the Unaudited Consolidated Financial Statements included herein.

ITEM 1A.	RISK FACTORS
Refer to Part I, Item 1A., "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended March 31, 2017 of its common shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2017 to January 31, 2017	1,175,150	$37.31	1,175,150	$405.5	million
February 1, 2017 to February 28, 2017	1,421,951	39.49	1,421,951	349.3	million
March 1, 2017 to March 31, 2017	2,499,751	40.18	2,488,900	900.0	million
Total	5,096,852	$39.33	5,086,001	$900.0	million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees.

(2)	For information regarding our share buyback activity see Part I, Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein.

ITEM 5.	OTHER INFORMATION
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
Certain of the Company’s non-U.S. subsidiaries provide insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. As a result of the lifting of European sanctions on Iran in early 2016, some of these marine policyholders have informed us that they are shipping cargo to and from Iran, including transporting crude oil, petrochemicals and refined petroleum products. Because these non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of our insureds and reinsureds are permitted under applicable laws and regulations, the Company intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.
A non-U.S. subsidiary provides insurance for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department’s Office of Foreign Assets Control under Executive Order 13224. Coverage began on July 16, 2014. The insurance was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. No payments were received during the three months ended March 31, 2017 and the aggregate payments received by our non-U.S. subsidiary for this insurance from inception through March 31, 2017 are £126,180. There are no net profits attributable to this insurance. The subsidiary intends to continue providing insurance coverage under the policy in accordance with applicable law.
A non-U.S. subsidiary provides insurance for building and contents for one property in the United Kingdom, owned by Melli Bank plc, a wholly owned subsidiary of Bank Melli Iran, which is an entity that has been identified as owned or controlled by the Government of Iran and appears on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599. Coverage began on July 1, 2014. The insurance was entered into pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. No payments were received during the three months ended March 31, 207 and the aggregate payments received by our non-U.S. subsidiary for this insurance from inception through March 31, 2017 are £54,593. There are no net profits attributable to this contract. As these activities are permitted pursuant to the license issued by Her Majesty’s Treasury, the subsidiary intends to continue providing property insurance in the United Kingdom to Melli Bank plc in accordance with applicable law.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

10.1*	Form of Letter of Appointment between XL Group Ltd and certain executive officers.

10.2
Agreement and Release dated March 31, 2017, between XL Group Ltd, XL Services (Bermuda) Ltd and Mr. Stephen Catlin, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on April 4, 2017.

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

Date:	May 4, 2017
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	May 4, 2017
/s/ STEPHEN ROBB

Name: Stephen Robb
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd