Form 10-Q
period 2017-06-30
XL GROUP LTD
filed 2017-08-04
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
At August 1, 2017, there were 257,944,055 outstanding Common Shares, $0.01 par value per share, of the registrant.

XL GROUP LTD

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP LTD
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	June 30, 2017	December 31, 2016
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2017 - $30,012,097; 2016 - $29,587,656)	$30,810,724	$30,256,602
Equity securities, at fair value (cost: 2017 - $1,094,494; 2016 - $996,610)	1,174,500	1,037,331
Short-term investments, at fair value (amortized cost: 2017 - $617,866; 2016 - $626,142)	617,894	625,193
Total investments available for sale	$32,603,118	$31,919,126
Fixed maturities, at fair value (amortized cost: 2017 - $1,724,250; 2016 - $1,548,178)	1,772,877	1,617,014
Short-term investments, at fair value (amortized cost: 2017 - $0; 2016 - $9,536)	—	9,563
Total investments, trading	$1,772,877	$1,626,577
Investments in affiliates	2,127,115	2,177,645
Other investments	1,126,741	1,164,564
Total investments	$37,629,851	$36,887,912
Cash and cash equivalents	3,133,822	3,426,988
Restricted cash	181,230	153,504
Accrued investment income	270,730	284,366
Deferred acquisition costs and value of business acquired	1,143,671	946,721
Ceded unearned premiums	2,566,652	1,687,864
Premiums receivable	6,973,206	5,522,976
Reinsurance balances receivable	755,511	577,479
Unpaid losses and loss expenses recoverable	5,858,369	5,491,297
Receivable from investments sold	442,339	128,411
Goodwill and other intangible assets	2,219,390	2,203,653
Deferred tax asset	293,219	310,542
Other assets	914,260	812,389
Total assets	$62,382,250	$58,434,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$26,822,346	$25,939,571
Deposit liabilities	1,123,628	1,116,233
Future policy benefit reserves	3,591,573	3,506,047
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2017 - $3,170,975; 2016 - $3,072,615)	918,304	998,968
Unearned premiums	8,848,374	7,293,028
Notes payable and debt	3,207,339	2,647,677
Reinsurance balances payable	3,428,302	2,451,717
Payable for investments purchased	268,771	226,009
Deferred tax liability	97,879	77,271
Other liabilities	973,327	1,216,902
Total liabilities	$49,279,843	$45,473,423
Commitments and Contingencies
Shareholders' Equity:
Common shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2017 - 258,611,313; 2016 - 266,889,127)	$2,586	$2,669
Additional paid in capital	7,790,913	8,068,503
Accumulated other comprehensive income	921,165	715,546
Retained earnings	2,365,888	2,151,794
Shareholders' equity attributable to XL Group Ltd	$11,080,552	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	2,021,855	2,022,167
Total shareholders' equity	$13,102,407	$12,960,679
Total liabilities and shareholders' equity	$62,382,250	$58,434,102
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Net premiums earned	$2,516,917	$2,532,212	$5,039,708	$4,886,822
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	177,235	176,242	344,403	340,568
Net investment income - Life Funds Withheld Assets	31,439	39,146	64,803	80,706
Total net investment income	$208,674	$215,388	$409,206	$421,274
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	50,379	51,990	61,471	63,154
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(1,160)	(32,778)	(8,034)	(52,360)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(50)	256	(50)	258
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	29,778	30,114	64,252	64,530
OTTI on investments - Life Funds Withheld Assets	—	(252)	—	(2,598)
Net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	(22,319)	55,287	(23,725)	124,383
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading	$56,628	$104,617	$93,914	$197,367
Net realized and unrealized gains (losses) on derivative instruments	(906)	906	(7,975)	(2,716)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(34,596)	(229,742)	(84,697)	(465,822)
Income (loss) from investment fund affiliates	30,818	13,179	69,079	8,600
Fee income and other	10,225	10,862	23,886	19,124
Total revenues	$2,787,760	$2,647,422	$5,543,121	$5,064,649
Expenses:
Net losses and loss expenses incurred	$1,529,083	$1,632,386	$3,112,539	$3,014,871
Claims and policy benefits	7,595	5,482	14,886	10,419
Acquisition costs	433,584	420,520	869,453	823,787
Operating expenses	472,778	522,521	940,816	1,037,902
Foreign exchange (gains) losses	(5,643)	(19,100)	(8,979)	(52,919)
Interest expense	54,018	55,738	104,729	108,041
Total expenses	$2,491,415	$2,617,547	$5,033,444	$4,942,101
Income (loss) before income tax and income (loss) from operating affiliates	$296,345	$29,875	$509,677	$122,548
Income (loss) from operating affiliates	42,704	21,418	56,313	34,068
Provision (benefit) for income tax	29,006	2,467	42,098	24,762
Net income (loss)	$310,043	$48,826	$523,892	$131,854
Non-controlling interests	8,423	5,044	69,429	66,187
Net income (loss) attributable to common shareholders	$301,620	$43,782	$454,463	$65,667
Weighted average common shares and common share equivalents outstanding, in thousands – basic	260,990	281,793	263,327	286,881
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	264,943	285,082	267,279	290,929
Earnings (loss) per common share and common share equivalent – basic	$1.16	$0.16	$1.73	$0.23
Earnings (loss) per common share and common share equivalent – diluted	$1.14	$0.15	$1.70	$0.23
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$301,620	$43,782	$454,463	$65,667
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	75,855	191,649	178,477	555,532
Change in adjustments related to future policy benefit reserves, net of tax	3,437	8,727	8,569	25,762
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(11,956)	77,248	(32,064)	129,238
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	9,074	(28,841)	7,881	(38,548)
Change in OTTI losses recognized in other comprehensive income, net of tax	1,497	1,852	2,939	4,119
Change in underfunded pension liability, net of tax	(576)	100	(933)	(949)
Change in value of cash flow hedge	(48)	(48)	(96)	(87)
Foreign currency translation adjustments, net of tax	(1,092)	63,343	40,846	46,904
Comprehensive income (loss)	$377,811	$357,812	$660,082	$787,638
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Common Shares:
Balance - beginning of year	$2,669	$2,947
Issuance of common shares	11	16
Buybacks of common shares	(111)	(196)
Exercise of stock options	17	1
Balance - end of period	$2,586	$2,768
Additional Paid in Capital:
Balance - beginning of year	$8,068,503	$8,910,167
Issuance of common shares	17	15
Buybacks of common shares	(333,747)	(591,757)
Exercise of stock options	42,614	1,725
Share-based compensation	13,526	21,732
Balance - end of period	$7,790,913	$8,341,882
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$715,546	$686,616
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	178,477	555,532
Change in adjustments related to future policy benefit reserves, net of tax	8,569	25,762
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(32,064)	129,238
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	7,881	(38,548)
Change in OTTI losses recognized in other comprehensive income, net of tax	2,939	4,119
Change in underfunded pension liability, net of tax	(933)	(949)
Change in value of cash flow hedge	(96)	(87)
Foreign currency translation adjustments, net of tax	40,846	46,904
Balance - end of period	$921,165	$1,408,587
Retained Earnings (Deficit):
Balance - beginning of year	$2,151,794	$2,077,349
Net income (loss) attributable to common shareholders	454,463	65,667
Dividends on common shares	(117,508)	(115,060)
Buybacks of common shares	(116,772)	(92,433)
Share-based compensation	(6,089)	(3,572)
Balance - end of period	$2,365,888	$1,931,951
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$2,022,167	$1,977,384
Non-controlling interests - contributions	25	1,129
Non-controlling interests - distributions	(6,093)	(5,180)
Non-controlling interests	5,459	5,436
Non-controlling interest share in change in accumulated other comprehensive income (loss)	297	(25)
Balance - end of period	$2,021,855	$1,978,744
Total Shareholders' Equity	$13,102,407	$13,663,932
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Cash flows provided by (used in) operating activities:
Net income (loss)	$523,892	$131,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading	(93,914)	(197,367)
Net realized and unrealized (gains) losses on derivative instruments	7,975	2,716
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	84,697	465,822
Amortization of premiums (discounts) on fixed maturities	83,551	90,876
(Income) loss from investment and operating affiliates	(94,078)	(7,186)
Share-based compensation	29,959	43,226
Depreciation and amortization	36,567	58,643
Accretion of deposit liabilities	20,013	24,816
Changes in:
Unpaid losses and loss expenses	343,776	651,236
Future policy benefit reserves	(121,082)	(118,130)
Funds withheld on GreyCastle life retrocession arrangements, net	(219,050)	(133,839)
Unearned premiums	1,381,596	1,273,539
Premiums receivable	(1,280,244)	(1,835,783)
Unpaid losses and loss expenses recoverable	(257,264)	(189,376)
Ceded unearned premiums	(830,558)	(376,466)
Reinsurance balances receivable	(164,010)	(149,498)
Deferred acquisition costs and value of business acquired	(174,227)	(149,218)
Reinsurance balances payable	905,779	798,492
Deferred tax asset - net	9,058	(24,124)
Derivatives	21,701	50,682
Other assets	(118,147)	(118,265)
Other liabilities	(264,463)	(37,943)
Other	39,227	(59,506)
Total adjustments	$(653,138)	$63,347
Net cash provided by (used in) operating activities	$(129,246)	$195,201
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$6,387,610	$7,449,955
Proceeds from redemption of fixed maturities and short-term investments	2,084,182	2,088,317
Proceeds from sale of equity securities	228,914	114,958
Purchases of fixed maturities and short-term investments	(8,719,024)	(8,356,108)
Purchases of equity securities	(277,329)	(255,442)
Proceeds from sale of affiliates	236,861	153,928
Purchases of affiliates	(51,891)	(408,886)
Purchase of subsidiaries, net of cash acquired	—	(69,745)
Change in restricted cash	(27,726)	(26,866)
Other	5,127	108,095
Net cash provided by (used in) investing activities	$(133,276)	$798,206
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$42,630	$1,727
Buybacks of common shares	(450,629)	(684,386)
Employee withholding on share-based compensation	(23,957)	(27,947)
Dividends paid on common shares	(115,589)	(113,731)
Distributions to non-controlling interests	(73,708)	(65,682)
Contributions from non-controlling interests	25	1,130
Proceeds from the issuance of debt	558,311	—
Repayment of debt	—	(8,248)
Deposit liabilities	(11,150)	(14,807)
Net cash provided by (used in) financing activities	$(74,067)	$(911,944)
Effects of exchange rate changes on foreign currency cash	43,423	(20,950)
Increase (decrease) in cash and cash equivalents	$(293,166)	$60,513
Cash and cash equivalents - beginning of year	3,426,988	3,256,236
Cash and cash equivalents - end of period	$3,133,822	$3,316,749
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL Group"), completed a scheme of arrangement under Irish law (the "Scheme of Arrangement") that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL Group and XL-Ireland becoming a subsidiary of XL Group. In accordance with the terms of the Scheme of Arrangement, the following steps simultaneously occurred at the effective time of the Redomestication: (i) all of the existing XL-Ireland ordinary shares, par value $0.01 per share (the "XL-Ireland shares") (other than XL-Ireland shares held by XL Group) were canceled; (ii) the reserves created on cancellation of the XL-Ireland shares were used to issue XL-Ireland shares to XL Group; and (iii) in return for such issuance of XL-Ireland shares to XL Group, XL Group issued common shares, par value $0.01 per share (the "XL Group shares"). The XL Group shares issued in connection with the redomestication were issued in reliance upon an exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act"), provided under Section 3(a)(10) of the Securities Act. Upon the Redomestication, XL Group became the successor issuer to XL-Ireland and succeeded XL-Ireland's obligation to file reports, proxy statements and other information required of domestic registrants by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the U.S. Securities and Exchange Commission.  As the successor issuer, the XL Group shares were deemed to be registered under Section 12(b) of the Exchange Act. Further, XL Group is subject to the applicable listing standards of the New York Stock Exchange ("NYSE"), and reports its financial results in U.S. dollars and under accounting principles generally accepted in the United States of America ("GAAP"), in addition to any reporting requirements under Bermuda law. XL Group's shares continue in place of the XL-Ireland shares to trade on the NYSE under the ticker symbol "XL." Additionally, upon completion of the Redomestication, XL Group fully and unconditionally guaranteed the majority of the outstanding debt issued by XLIT Ltd., an exempted company incorporated under the laws of the Cayman Islands ("XLIT"). See Note 9, "Notes Payable and Debt and Financing Arrangements," for more information regarding our outstanding debt.
In connection with the Redomestication, on August 3, 2016, XL-Ireland distributed the ordinary shares of XLIT, to XL Group (the "Distribution"), which was recorded on the share register of XLIT on August 4, 2016. As a result of the Distribution, XLIT is now a direct, wholly-owned subsidiary of XL Group. It is anticipated that XL-Ireland will be liquidated (via a solvent members' voluntary liquidation that was initiated on August 2, 2016) by the end of 2018.
Prior to July 25, 2016, unless the context otherwise indicates, references herein to the "Company" or "XL" are to, and these financial statements include the accounts of, XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references herein to the "Company" or "XL" are to, and these financial statements include the accounts of, XL Group and its consolidated subsidiaries.
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
In May 2014, the Company ceded the majority of its life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest (the "Life Funds Withheld Assets"). The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments. For further information, see Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Life Reinsurance Subsidiary," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
(b) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2017
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
In March 2016, as part of its simplification initiative, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning the accounting for several aspects of employee share-based payment awards including: income tax consequences, classification of awards as either equity or liabilities, classification of items in the statement of cash flows, and certain expedients that entities can now elect regarding estimates and assumptions in this area. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company adopted this guidance during the first quarter of 2017 in accordance with the following:

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

•
The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Adoption of this amendment had no impact on the Company's financial position or results of operations.

•
The threshold for share-based payment awards to qualify for equity classification now permits withholding up to maximum statutory tax rates in applicable jurisdictions, as opposed to employer minimum statutory withholding requirements in those jurisdictions. Adoption of this amendment had no impact on the Company's financial position or results of operations.

•
Excess tax benefits now should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This amendment has been applied prospectively from January 1, 2017.

•
Where an employer withholds shares for employee tax-withholding purposes, the resulting employee taxes paid should be classified as a financing activity as opposed to an operating activity in the statement of cash flows. This amendment was applied retrospectively. The withholding taxes are now included within the financing section of the statement of cash flows. The statement of cash flows for the six months ended June 30, 2016 has been re-presented by $27.9 million to conform to the current year presentation.

•
Companies may now make an entity-wide accounting policy election to either estimate the number of share-based payment awards expected to vest (in line with previous GAAP) or account for forfeitures as they occur. The Company elected not to change its previous accounting policy for measuring forfeitures, and continues to measure the expense for share-based compensation based on the number of awards expected to vest.

ASU 2016-17 Consolidation: Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued an accounting standards update concerning the evaluation of indirect interests held through related parties during the assessment of variable interest entities ("VIEs"). When identifying the primary beneficiary of a VIE, this update requires a reporting entity that acts as the single decision maker of that VIE to include, on a proportionate basis, those interests held through related parties under common control when assessing whether it holds a variable interest in that VIE. This is a change from previous GAAP, which required such indirect interests to be included in their entirety during this assessment. In the event that a reporting entity is not considered to be the primary beneficiary of the VIE following this assessment, the update does not change the requirement to assess whether the entity and its related parties under common control as a group possess the characteristics of a primary beneficiary. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update must be applied retrospectively to all periods since Accounting Standards Update 2015-02 was adopted, which for the Company was the first quarter of 2016. The Company adopted this guidance in 2017. There were no changes to the identified primary beneficiaries of

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

any VIEs in which the Company holds an interest, and thus no impact on the Company's financial position, results of operations or cash flows.
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an accounting standards update concerning impairment testing of goodwill. The main provision of this guidance removes the existing "Step 2" required under previous GAAP. The previous GAAP required an entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the revised guidance, an entity's annual goodwill impairment review should include a "quantitative impairment test" in which it should compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, then the entity should record an impairment charge for this difference, limited to the total goodwill allocated to the reporting unit (an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary). The update should be applied on a prospective basis. This guidance is effective for goodwill impairment testing performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this guidance during the first quarter of 2017. While the guidance changes the Company's goodwill impairment testing procedures, there was no impact on the Company's financial position, results of operations or cash flows.
ASU 2017-08 Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued an accounting standards update concerning the accounting for premiums on purchased callable debt securities. The premium is the amount by which the amortized cost basis of the security exceeds the amount repayable by the issuer. For callable debt securities, this ASU requires that the premium be amortized to the earliest call date. Under previous GAAP, premiums were typically amortized to the maturity date of a security, except where an entity held a large number of similar loans and considered estimates of future principal repayments. The amendments do not require an accounting change for securities held at a discount. The update should be applied on a modified retrospective basis. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within years beginning after December 15, 2020. Early adoption is permitted. The Company elected to early adopt this guidance during the first quarter of 2017. There was no impact on the Company's financial position, results of operations or cash flows.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB released an accounting standards update concerning the presentation of costs related to defined benefit pension plans and similar plans. The amendments in this ASU principally require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by relevant employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in the Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in the ASU relating to presentation in the income statement should be applied retrospectively. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company expects that adoption of this standard will be disclosure-related only and will not have an impact on its financial position, results of operations or cash flows.
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
Acquisition Consideration
The Company made an initial payment of $75.7 million to acquire Allied. Additional contingent consideration was to be paid based on production and underwriting profitability over a three year-period subsequent to the acquisition date. The Company originally estimated the fair market value of these payments to be $15.0 million, resulting in total consideration of $90.7 million recorded for the acquisition. Due to an agreement reached on April 11, 2017, the target payments of contingent consideration were modified to range from $12.5 million to $20.0 million. The Company estimates the fair value of these payments to be approximately $17.0 million, resulting in an additional $2.0 million of expense recorded as "Fee income and other" in the Unaudited Consolidated Statements of Income.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Allied based on estimated fair values on the acquisition date. The estimated fair value of the net assets acquired and liabilities assumed was $76.7 million, which includes indefinite-lived intangible assets of $8.0 million and definite-lived intangible assets of $6.0 million, which will be amortized over their estimated useful lives. Other adjustments to the historical carrying value of acquired assets and liabilities included: the estimated fair value of net loss and loss expense reserves at the present value of expected net loss and loss adjustment expense payments plus a risk premium, the estimated value of the business acquired at the present value of expected underwriting profits with net unearned premiums plus a risk margin less policy servicing costs, and the estimated fair value of real estate assets at appraised market values. In conjunction with the transaction, the Company recognized goodwill of $14.1 million, which is primarily attributable to Allied's underwriting expertise in a niche specialty risk business. The Company allocated all of the $14.1 million of goodwill to its Insurance segment. See Note 7, "Goodwill and Other Intangible Assets," for further information.
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
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $794.0 million, which is primarily attributable to the synergies and economies of scale expected to result from integration of Catlin into the Company's operations, including further diversification in the geographic mix and product offerings and an increase in distribution strength. The Company allocated $466.1 million of this goodwill to its Insurance segment and $327.9 million to its Reinsurance segment. The Company also recognized indefinite lived intangible assets of $673.0 million and definite-lived intangible assets of $315.0 million, which is being amortized over their estimated useful lives. See Note 7, "Goodwill and Other Intangible Assets," for further information.
As part of the purchase price allocation, the Company adjusted the historical carrying value of the acquired assets and liabilities based on estimated fair values at the Acquisition Date. An explanation of the significant adjustments for fair value that are being amortized to net income is as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force at the Acquisition Date expire. The Company has included $2.3 million and $39.8 million for the three months ended June 30, 2017 and 2016, respectively, $6.9 million and $99.4 million for the six months ended June 30, 2017 and 2016, respectively, in acquisition expenses related to the amortization of the value of business acquired asset.

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

Transaction-related Costs
As a part of the ongoing integration of Catlin's operations, the Company incurs costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within "Corporate and Other" in its segment disclosure in Note 3, "Segment Information." Costs incurred and payments made for the six months ended June 30, 2017 are:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2016	$25,360	$4,481	$18	$7,107	$36,966
Costs incurred in 2017	19,794	9,561	11,051	32,661	73,067
2017 payments	21,929	12,369	2,730	19,671	56,699
Liabilities at June 30, 2017	$23,225	$1,673	$8,339	$20,097	$53,334
3. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance.
The Company's general investment and financing operations are reflected in "Corporate and Other." Subsequent to the transaction described in Note 1, "Significant Accounting Policies," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the run-off life operations not subject to the GreyCastle Life Retro Arrangements are also reported within "Corporate and Other."
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments,

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

except as noted below. Investment assets related to the Company's run-off life operations are held in a separately identified portfolio. Net investment income from these assets is included in the contribution from "Corporate and Other." Certain structured products included in the Insurance and Reinsurance segments are also held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.
The following tables summarize the segment results for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,576,754	$977,676	$3,554,430	$58,519	$3,612,949
Net premiums written	1,741,201	905,240	2,646,441	2,824	2,649,265
Net premiums earned	1,652,304	861,789	2,514,093	2,824	2,516,917
Less: Net losses and loss expenses (2)	1,077,087	451,996	1,529,083	7,595	1,536,678
Less: Acquisition costs (2)	231,908	200,394	432,302	1,282	433,584
Less: Operating expenses (3)	288,681	69,435	358,116	278	358,394
Underwriting profit (loss)	$54,628	$139,964	$194,592	$(6,331)	$188,261
Net investment income - excluding Life Funds Withheld Assets (4)			155,559	8,157	163,716
Net investment income - Life Funds Withheld Assets				31,439	31,439
Net results from structured products (5)	1,981	942	2,923	—	2,923
Net fee income and other (6)	(2,826)	694	(2,132)	135	(1,997)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			57,140	(7,971)	49,169
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			—	7,459	7,459
Net realized and unrealized gains (losses) on derivative instruments			—	(906)	(906)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(34,596)	(34,596)
Net income (loss) from investment fund affiliates and operating affiliates			—	73,522	73,522
Less: Exchange (gains) losses			—	(5,643)	(5,643)
Less: Corporate operating expenses			—	102,162	102,162
Contribution from P&C and Corporate and Other			408,082	(25,611)	382,471
Less: Interest expense (7)				43,422	43,422
Less: Non-controlling interests				8,423	8,423
Less: Income tax expense				29,006	29,006
Net income (loss) attributable to common shareholders					$301,620
Ratios – P&C operations: (8)
Loss and loss expense ratio	65.2%	52.4%	60.8%
Underwriting expense ratio	31.5%	31.4%	31.5%
Combined ratio	96.7%	83.8%	92.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $13.5 million and $10.6 million, respectively.

(6)	Net fee income and other includes operating expenses of $12.2 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,512,012	$1,018,766	$3,530,778	$68,545	$3,599,323
Net premiums written	1,780,192	942,419	2,722,611	3,508	2,726,119
Net premiums earned	1,696,720	831,984	2,528,704	3,508	2,532,212
Less: Net losses and loss expenses (2)	1,095,739	536,647	1,632,386	5,482	1,637,868
Less: Acquisition costs (2)	232,414	186,283	418,697	1,823	420,520
Less: Operating expenses (3)	307,468	68,260	375,728	405	376,133
Underwriting profit (loss)	$61,099	$40,794	$101,893	$(4,202)	$97,691
Net investment income - excluding Life Funds Withheld Assets (4)			154,642	7,525	162,167
Net investment income - Life Funds Withheld Assets				39,146	39,146
Net results from structured products (5)	2,765	(706)	2,059	—	2,059
Net fee income and other (6)	(3,749)	1,248	(2,501)	171	(2,330)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			27,948	(8,480)	19,468
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			(71)	85,220	85,149
Net realized and unrealized gains (losses) on derivative instruments			—	906	906
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(229,742)	(229,742)
Net income (loss) from investment fund affiliates and operating affiliates			—	34,597	34,597
Less: Exchange (gains) losses			—	(19,100)	(19,100)
Less: Corporate operating expenses			—	133,185	133,185
Contribution from P&C and Corporate and Other			283,970	(188,944)	95,026
Less: Interest expense (7)				43,733	43,733
Less: Non-controlling interests				5,044	5,044
Less: Income tax expense				2,467	2,467
Net income (loss) attributable to common shareholders					$43,782
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.6%	64.5%	64.6%
Underwriting expense ratio	31.8%	30.6%	31.4%
Combined ratio	96.4%	95.1%	96.0%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $14.1 million and $12.0 million, respectively.

(6)	Net fee income and other includes operating expenses of $13.2 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,270,970	$2,905,066	$8,176,036	$115,330	$8,291,366
Net premiums written	3,249,792	2,376,409	5,626,201	6,134	5,632,335
Net premiums earned	3,287,619	1,745,955	5,033,574	6,134	5,039,708
Less: Net losses and loss expenses (2)	2,137,450	975,089	3,112,539	14,886	3,127,425
Less: Acquisition costs (2)	442,391	424,473	866,864	2,589	869,453
Less: Operating expenses (3)	574,410	141,192	715,602	511	716,113
Underwriting profit (loss)	$133,368	$205,201	$338,569	$(11,852)	$326,717
Net investment income - excluding Life Funds Withheld Assets (4)			302,125	15,384	317,509
Net investment income - Life Funds Withheld Assets				64,803	64,803
Net results from structured products (5)	4,250	1,587	5,837	—	5,837
Net fee income and other (6)	(859)	1,380	521	(303)	218
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			61,971	(8,584)	53,387
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			—	40,527	40,527
Net realized and unrealized gains (losses) on derivative instruments			—	(7,975)	(7,975)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(84,697)	(84,697)
Net income (loss) from investment fund affiliates and operating affiliates			—	125,392	125,392
Less: Exchange (gains) losses			—	(8,979)	(8,979)
Less: Corporate operating expenses			—	201,035	201,035
Contribution from P&C and Corporate and Other			709,023	(59,361)	649,662
Less: Interest expense (7)				83,672	83,672
Less: Non-controlling interests				69,429	69,429
Less: Income tax expense				42,098	42,098
Net income (loss) attributable to common shareholders					$454,463
Ratios – P&C operations: (8)
Loss and loss expense ratio	65.0%	55.8%	61.8%
Underwriting expense ratio	30.9%	32.4%	31.5%
Combined ratio	95.9%	88.2%	93.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $26.9 million and $21.1 million, respectively.

(6)	Net fee income and other includes operating expenses of $23.7 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,015,984	$2,874,109	$7,890,093	$137,456	$8,027,549
Net premiums written	3,284,126	2,500,080	5,784,206	6,672	5,790,878
Net premiums earned	3,290,594	1,589,556	4,880,150	6,672	4,886,822
Less: Net losses and loss expenses (2)	2,095,331	919,540	3,014,871	10,419	3,025,290
Less: Acquisition costs (2)	457,872	362,631	820,503	3,284	823,787
Less: Operating expenses (3)	619,900	147,494	767,394	623	768,017
Underwriting profit (loss)	$117,491	$159,891	$277,382	$(7,654)	$269,728
Net investment income - excluding Life Funds Withheld Assets (4)			297,773	16,058	313,831
Net investment income - Life Funds Withheld Assets				80,706	80,706
Net results from structured products (5)	3,987	42	4,029	—	4,029
Net fee income and other (6)	(7,611)	2,085	(5,526)	473	(5,053)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			16,788	(5,736)	11,052
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			(71)	186,386	186,315
Net realized and unrealized gains (losses) on derivative instruments			—	(2,716)	(2,716)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(465,822)	(465,822)
Net income (loss) from investment fund affiliates and operating affiliates			—	42,668	42,668
Less: Exchange (gains) losses			—	(52,919)	(52,919)
Less: Corporate operating expenses			—	245,695	245,695
Contribution from P&C and Corporate and Other			590,375	(348,413)	241,962
Less: Interest expense (7)				85,346	85,346
Less: Non-controlling interests				66,187	66,187
Less: Income tax expense				24,762	24,762
Net income (loss) attributable to common shareholders					$65,667
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.7%	57.8%	61.8%
Underwriting expense ratio	32.7%	32.1%	32.5%
Combined ratio	96.4%	89.9%	94.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $26.7 million and $22.7 million, respectively.

(6)	Net fee income and other includes operating expenses of $24.2 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company's net premiums earned by product type for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$306,072	$54,304	$—	$360,376
Casualty	542,439	149,627	—	692,066
Property catastrophe		164,057	—	164,057
Property	401,446	286,493	—	687,939
Specialty	403,101	47,676	—	450,777
Other (1)	(754)	159,632	—	158,878
Total P&C Operations	$1,652,304	$861,789	$—	$2,514,093
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	2,824	2,824
Total Corporate and Other	$—	$—	$2,824	$2,824
Total	$1,652,304	$861,789	$2,824	$2,516,917

Three Months Ended June 30, 2016 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$292,764	$39,798	$—	$332,562
Casualty	563,159	191,447	—	754,606
Property catastrophe		214,313	—	214,313
Property	376,529	260,270	—	636,799
Specialty	454,688	45,812	—	500,500
Other (1)	9,580	80,344	—	89,924
Total P&C Operations	$1,696,720	$831,984	$—	$2,528,704
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$1	$1
Run-off Life operations - Other Life	—	—	3,507	3,507
Total Corporate and Other	$—	$—	$3,508	$3,508
Total	$1,696,720	$831,984	$3,508	$2,532,212
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$611,556	$107,230	$—	$718,786
Casualty	1,072,792	306,261	—	1,379,053
Property catastrophe		312,463	—	312,463
Property	795,790	558,839	—	1,354,629
Specialty	805,787	84,302	—	890,089
Other (1)	1,694	376,860	—	378,554
Total P&C Operations	$3,287,619	$1,745,955	$—	$5,033,574
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	6,134	6,134
Total Corporate and Other	$—	$—	$6,134	$6,134
Total	$3,287,619	$1,745,955	$6,134	$5,039,708

Six Months Ended June 30, 2016 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$597,045	$82,953	$—	$679,998
Casualty	1,083,586	346,186	—	1,429,772
Property catastrophe		419,614	—	419,614
Property	722,717	514,669	—	1,237,386
Specialty	878,364	82,005	—	960,369
Other (1)	8,882	144,129	—	153,011
Total P&C Operations	$3,290,594	$1,589,556	$—	$4,880,150
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$1	$1
Run-off Life operations - Other Life	—	—	6,671	6,671
Total Corporate and Other	$—	$—	$6,672	$6,672
Total	$3,290,594	$1,589,556	$6,672	$4,886,822
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
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related Other-Than-Temporary Impairments ("OTTI") recorded in accumulated other comprehensive income ("AOCI"), of the Company's Available for Sale ("AFS") investments at June 30, 2017 and December 31, 2016 were as follows:

		Included in AOCI
June 30, 2017 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government Agencies ("U.S. Government")	$4,338,450	$44,745	$(27,794)	$4,355,401	$—
U.S. States, municipalities and political subdivisions	2,180,145	105,214	(2,087)	2,283,272	—
Non-U.S. Governments	5,087,942	109,100	(73,518)	5,123,524	—
Corporate	10,391,238	219,988	(68,311)	10,542,915	(18)
Residential mortgage-backed securities ("RMBS")	3,937,837	51,724	(35,243)	3,954,318	(10,475)
Commercial mortgage-backed securities ("CMBS")	794,364	8,356	(7,267)	795,453	(1,169)
Other asset-backed securities	1,570,359	26,334	(9,637)	1,587,056	(36,556)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,300,335	$565,461	$(223,857)	$28,641,939	$(48,218)
Total short-term investments - Excluding Life Funds Withheld Assets	617,866	287	(259)	617,894	—
Total equity securities - Excluding Life Funds Withheld Assets	1,094,494	84,108	(4,102)	1,174,500	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,012,695	$649,856	$(228,218)	$30,434,333	$(48,218)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,872	$2,051	$—	$10,923	$—
Non-U.S. Governments	445,541	150,195	—	595,736	—
Corporate	1,004,706	242,621	—	1,247,327	—
RMBS	516	111	—	627	—
CMBS	96,055	25,039	—	121,094	—
Other asset-backed securities	156,072	37,006	—	193,078	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,711,762	$457,023	$—	$2,168,785	$—
Total investments - AFS	$31,724,457	$1,106,879	$(228,218)	$32,603,118	$(48,218)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Included in AOCI
December 31, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$3,874,038	$53,172	$(32,822)	$3,894,388	$—
U.S. States, municipalities and political subdivisions	2,399,490	86,041	(7,419)	2,478,112	—
Non-U.S. Governments	5,037,482	112,772	(120,122)	5,030,132	—
Corporate	10,055,757	198,082	(119,110)	10,134,729	(36)
RMBS	4,479,722	71,045	(58,142)	4,492,625	(47,879)
CMBS	670,005	5,955	(10,774)	665,186	(1,191)
Other asset-backed securities	1,252,435	13,195	(12,242)	1,253,388	(2,029)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$27,768,929	$540,262	$(360,631)	$27,948,560	$(51,135)
Total short-term investments - Excluding Life Funds Withheld Assets	626,142	227	(1,176)	625,193	—
Total equity securities - Excluding Life Funds Withheld Assets	996,610	48,931	(8,210)	1,037,331	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,391,681	$589,420	$(370,017)	$29,611,084	$(51,135)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,468	$2,109	$—	$10,577	$—
Non-U.S. Governments	454,695	169,982	—	624,677	—
Corporate	1,173,670	280,938	—	1,454,608	—
RMBS	19,591	2,789	—	22,380	—
CMBS	77,762	16,478	—	94,240	—
Other asset-backed securities	84,541	17,019	—	101,560	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,818,727	$489,315	$—	$2,308,042	$—
Total investments - AFS	$31,210,408	$1,078,735	$(370,017)	$31,919,126	$(51,135)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The cost (amortized cost for fixed maturities and short-term investments) and fair value of the trading investments at June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - trading securities ("Trading") - Life Funds Withheld Assets
U.S. Government	$16,922	$16,308
U.S. States, municipalities and political subdivisions	74	70
Non-U.S. Governments	455,646	463,489
Corporate	1,203,351	1,243,221
RMBS	880	838
CMBS	7,101	7,318
Other asset-backed securities	40,276	41,633
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,724,250	$1,772,877
Total short-term investments - Trading - Life Funds Withheld Assets	$—	$—
Total investments - Trading - Life Funds Withheld Assets	$1,724,250	$1,772,877

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$14,361	$14,708
U.S. States, municipalities and political subdivisions	219	224
Non-U.S. Governments	426,225	444,944
Corporate	1,062,853	1,111,205
RMBS	936	961
CMBS	5,242	5,526
Other asset-backed securities	38,342	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,548,178	$1,617,014
Total short-term investments - Trading - Life Funds Withheld Assets	$9,536	$9,563
Total investments - Trading - Life Funds Withheld Assets	$1,557,714	$1,626,577
At June 30, 2017 and December 31, 2016, approximately 2.7% and 2.5%, respectively, of the Company's fixed income investment portfolio at fair value, excluding cash and Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 3.5% and 4.1% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding cash and Life Funds Withheld Assets, at June 30, 2017 and December 31, 2016, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed income securities at June 30, 2017 and December 31, 2016 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,605,068	$1,621,615	$2,121,088	$2,135,262
Due after 1 through 5 years	12,991,237	13,087,897	12,400,798	12,463,844
Due after 5 through 10 years	6,178,863	6,262,475	5,509,194	5,531,402
Due after 10 years	1,222,607	1,333,125	1,335,687	1,406,853
	$21,997,775	$22,305,112	$21,366,767	$21,537,361
RMBS	3,937,837	3,954,318	4,479,722	4,492,625
CMBS	794,364	795,453	670,005	665,186
Other asset-backed securities	1,570,359	1,587,056	1,252,435	1,253,388
Total mortgage and asset-backed securities	$6,302,560	$6,336,827	$6,402,162	$6,411,199
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,300,335	$28,641,939	$27,768,929	$27,948,560
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$38,157	$40,665	$71,207	$80,749
Due after 1 through 5 years	269,121	294,782	289,710	318,605
Due after 5 through 10 years	241,742	287,171	274,727	324,759
Due after 10 years	910,099	1,231,368	1,001,189	1,365,749
	$1,459,119	$1,853,986	$1,636,833	$2,089,862
RMBS	516	627	19,591	22,380
CMBS	96,055	121,094	77,762	94,240
Other asset-backed securities	156,072	193,078	84,541	101,560
Total mortgage and asset-backed securities	$252,643	$314,799	$181,894	$218,180
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,711,762	$2,168,785	$1,818,727	$2,308,042
Total fixed maturities - AFS	$30,012,097	$30,810,724	$29,587,656	$30,256,602

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$60,164	$60,176	$59,138	$59,553
Due after 1 through 5 years	428,723	435,199	322,574	328,997
Due after 5 through 10 years	569,290	578,479	507,631	521,505
Due after 10 years	617,816	649,234	614,315	661,026
	$1,675,993	$1,723,088	$1,503,658	$1,571,081
RMBS	880	838	936	961
CMBS	7,101	7,318	5,242	5,526
Other asset-backed securities	40,276	41,633	38,342	39,446
Total mortgage and asset-backed securities	$48,257	$49,789	$44,520	$45,933
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,724,250	$1,772,877	$1,548,178	$1,617,014
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets as noted in Note 1, "Significant Accounting Policies." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. At June 30, 2017 and December 31, 2016, the Company had $18.0 billion and $17.1 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities at June 30, 2017 and December 31, 2016 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
June 30, 2017 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$3,238,406	$(25,062)	$117,994	$(2,873)
U.S. States, municipalities and political subdivisions	222,105	(1,769)	5,089	(318)
Non-U.S. Governments	1,570,103	(18,461)	515,918	(55,096)
Corporate	2,552,535	(28,827)	341,346	(39,488)
RMBS	2,088,713	(28,887)	197,613	(6,356)
CMBS	276,383	(5,218)	25,570	(2,049)
Other asset-backed securities	432,329	(1,707)	126,965	(8,005)
Total fixed maturities and short-term investments - AFS	$10,380,574	$(109,931)	$1,330,495	$(114,185)
Total equity securities	$240,138	$(4,102)	$—	$—

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2016 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,456,685	$(30,640)	$43,873	$(2,237)
U.S. States, municipalities and political subdivisions	457,288	(6,983)	4,287	(437)
Non-U.S. Governments	1,797,405	(75,596)	288,490	(45,480)
Corporate	3,414,252	(81,594)	264,920	(37,595)
RMBS	2,459,545	(41,194)	302,810	(16,948)
CMBS	467,757	(9,470)	9,665	(1,304)
Other asset-backed securities	777,435	(3,888)	37,535	(8,441)
Total fixed maturities and short-term investments - AFS	$11,830,367	$(249,365)	$951,580	$(112,442)
Total equity securities	$130,487	$(8,210)	$—	$—
The Company had gross unrealized losses totaling $228.2 million on 2,526 securities out of a total of 7,715 held at June 30, 2017 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized and Unrealized Gains (Losses)
The following represents an analysis of net realized and unrealized gains (losses) on investments

Net Realized Gains (Losses) on Investments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$91,771	$82,177	$131,168	$143,404
Gross realized losses on investments sold	(41,392)	(30,187)	(69,697)	(80,250)
OTTI on investments, net of amounts transferred to other comprehensive income	(1,210)	(32,522)	(8,084)	(52,102)
	$49,169	$19,468	$53,387	$11,052
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$30,100	$33,670	$65,251	$96,520
Gross realized losses on investments sold	(322)	(3,556)	(999)	(31,990)
OTTI on investments, net of amounts transferred to other comprehensive income	—	(252)	—	(2,598)
Net unrealized gains (losses) on trading securities	$(22,319)	$55,287	$(23,725)	$124,383
	$7,459	$85,149	$40,527	$186,315
Total net realized gains (losses) on investments	$56,628	$104,617	$93,914	$197,367

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in Other Comprehensive Income ("OCI"), held by the Company at the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Opening balance at beginning of indicated period	$58,628	$76,979	$61,595	$73,469
Credit loss impairment recognized in the current period on securities not previously impaired	—	668	124	11,237
Credit loss impairments previously recognized on securities that matured or were paid down, prepaid or sold during the period	(3,071)	(2,938)	(3,907)	(7,818)
Additional credit loss impairments recognized in the current period on securities previously impaired	162	873	264	1,103
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,282)	(2,191)	(3,639)	(4,600)
Closing balance at end of indicated period	$54,437	$73,391	$54,437	$73,391
5. Derivative Instruments
The Company enters into derivative instruments for both risk management and efficient portfolio management. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities ("Authorities Framework") adopted by the Risk and Finance Committee of the Company's Board of Directors ("RFC"), which is intended to align the risk profile of our investment portfolio to be consistent with management's risk tolerance, and other guidelines established by the RFC. Derivative instruments in an asset or liability position are included within "Other assets" or "Other liabilities", respectively, at fair value in the Unaudited Consolidated Balance Sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. Changes in the fair values of derivatives are shown in the Unaudited Consolidated Statements of Income as "Net realized and unrealized gains (losses) on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 1(h), "Significant Accounting Policies - Derivative Instruments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
The following table summarizes information on the location and gross amounts of derivative fair values contained in the Unaudited Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives designated as hedging instruments:
Foreign currency exposure	$108,607	$2,269	$1,554,857	$63,939	$1,396,801	$85,175	$583,722	$25,750
Total derivatives designated as hedging instruments	$108,607	$2,269	$1,554,857	$63,939	$1,396,801	$85,175	$583,722	$25,750
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$—	$—	$24,121	$197	$—	$—	$—	$—
Foreign currency exposure	291,013	9,457	112,144	1,099	10,049	190	273,767	12,137
Credit exposure	7,000	318	47,000	7,298	32,500	1,077	82,500	6,978
Financial market exposure	5	1	—	—	5	5	—	—

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017				December 31, 2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Other Non-Investment Derivatives:
Foreign currency exposure	181,300	401	—	—	181,300	1,208	—	—
Credit exposure	25,488	236	—	—	—	—	24,490	340
Guaranteed minimum income benefit contract	39,707	18,001	39,707	18,001	43,553	19,499	43,553	19,499
Modified coinsurance funds withheld contracts (1)	53,105	—	4,073,981	—	59,775	—	4,048,446	—
Other	5,000	304	—	—	15,000	342	—	—
Total derivatives not designated as hedging instruments	$602,618	$28,718	$4,296,953	$26,595	$342,182	$22,321	$4,472,756	$38,954
Total derivatives		$30,987		$90,534		$107,496		$64,704
Counterparty netting		(2,460)		(2,460)		(17,947)		(17,947)
Total derivatives net of counterparty netting		28,527		88,074		89,549		46,757
Cash collateral held/paid (2)		—		(46,796)		(36,980)		(5,810)
Total derivatives as recorded in the Unaudited Consolidated Balance Sheets		$28,527		$41,278		$52,569		$40,947
____________

(1)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the Unaudited Consolidated Balance Sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at June 30, 2017 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $1.0 billion.

(2)
At June 30, 2017, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of nil for derivatives in an asset position and paid cash collateral of $46.8 million for derivatives in a liability position. At December 31, 2016, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $37.0 million for derivatives in an asset position and paid cash collateral of $5.8 million for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the Unaudited Consolidated Balance Sheets as the collateral and derivative positions are not intended to be settled on a net basis.

(a) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign currency contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2017 and 2016, the Company entered into foreign currency contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British Pound or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three and six months ended June 30, 2017 and 2016:

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation - Summary	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,659,312	$2,394,185	$1,668,229	$2,314,466
Derivative gains (losses) (1)	(49,370)	45,397	$(78,767)	$33,882
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of an investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through "Net realized and unrealized gains (losses) on derivative instruments" in the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Investment Related Derivatives:
Interest rate exposure	$372	$—	$158	$781
Foreign currency exposure	(988)	4	(1,733)	(666)
Credit exposure	(525)	16	(1,379)	(147)
Financial market exposure	—	(1,811)	185	(2,821)
Other Non-Investment Derivatives:
Foreign currency exposure	34	183	(1,176)	(998)
Credit exposure	138	250	770	(53)
Guaranteed minimum income benefit contract	—	—	—	—
Modified coinsurance funds withheld contract, including life retrocession embedded derivative	238	2,264	(3,687)	1,188
Other	(175)	—	(1,113)	—
Net realized and unrealized gains (losses) on derivative instruments	$(906)	$906	$(7,975)	$(2,716)

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(34,596)	$(229,742)	$(84,697)	$(465,822)
The Company's objectives in using these derivatives are explained below.
Investment Related Derivatives
The Company, either directly or through third party investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps and options on interest rate swaps, total return swaps, credit derivatives (including single name and index credit default swaps and options on credit default swaps), equity options, forward contracts and futures (including foreign exchange, bond and stock index, interest rate and commodity futures), primarily as a means of reducing investment risk by economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for efficient portfolio management. When using exchange traded or cleared over-the-counter derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's futures commission merchant. When using uncleared over-the-counter derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties to such derivative contracts. To manage this risk, the Company requires appropriate legal documentation with counterparties that has been reviewed and negotiated by legal counsel on behalf of the Company and complies with the Company's documentation standards, investment guidelines and policies.
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
Investment Related Derivatives – Financial Market Exposure
Stock index futures may be purchased within the Company's investment portfolio to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. Stock index futures may be sold to facilitate the timely and efficient reduction of equity exposure. Equity option strategies, including both purchases and sales of options, may be used to add value or reduce exposure with overlay or other strategies. From time to time, the Company may enter into other financial market exposure derivative contracts on various indices and other underlying financial instruments including, but not limited to, equity options, total return swaps, and commodity contracts.
Other Non-Investment Derivatives
Foreign Currency Contracts
In the fourth quarter of 2016, the Company entered into an average rate option to mitigate the risk of foreign currency exposure to certain cash flows denominated in the British Pound. The option will mature in the fourth quarter of 2017. In the prior year, the Company entered into a similar average rate option.
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At June 30, 2017, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
Guaranteed Minimum Income Benefit Contract
The Company has derivatives embedded in certain reinsurance contracts. For a certain life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of the guaranteed benefit over the account balance upon the policyholder's election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Underwriting profit (loss)	$—	$—	$—	$—
Net investment income - Life Funds Withheld Assets	31,439	39,146	64,803	80,706
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	29,778	30,114	64,252	64,530
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(22,319)	55,287	(23,725)	124,383
OTTI on investments - Life Funds Withheld Assets	—	(252)	—	(2,598)
Foreign exchange gains (losses)	14,964	(6,755)	18,259	4,364
Other income and expenses	(19)	(24)	(90)	(170)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(34,596)	(229,742)	(84,697)	(465,822)
Net income (loss)	$19,247	$(112,226)	$38,802	$(194,607)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets	(11,956)	77,248	(32,064)	129,238
Change in adjustments related to future policy benefit reserves	3,437	8,727	8,569	25,762
Change in cumulative translation adjustment - Life Funds Withheld Assets	(10,728)	26,251	(15,307)	39,607
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$(19,247)	$112,226	$(38,802)	$194,607
Comprehensive income (loss)	$—	$—	$—	$—
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
A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity at June 30, 2017 and 2016 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Structured Indemnity Contracts June 30,
(U.S. dollars in thousands, except years)	2017	2016
Cumulative reduction to interest expense	$117,818	$108,449
Remaining balance	$115,377	$124,746
Weighted average years remaining to maturity	19.4	20.8
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements at June 30, 2017 and December 31, 2016 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	June 30, 2017	December 31, 2016
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$52,194	$14,130
Collateral posted to counterparty	$42,840	$4,630
6. Fair Value Measurements
Fair value is defined as the amount that would be received for the sale of an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
The fair values for AFS investments are generally sourced from third parties. The fair value of fixed income securities is based upon quoted market values where available, "evaluated bid" prices provided by third party pricing services ("pricing services") where quoted market values are not available, or by reference to broker quotes where pricing services do not provide coverage for a particular security. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management's responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.
The Company performs regular reviews of the prices received from its third party valuation sources to assess whether the prices represent a reasonable estimate of the fair value. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations that are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, comparisons of executed sales prices to prior valuations,

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

regular deep dives on a sample of securities across our major asset classes and monthly reconciliations between the valuations provided by external parties and valuations provided by third party investment managers at a portfolio level.
In addition, the Company assesses the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on its behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services' methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. The Company obtains the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent reasonable estimates of the fair value.
For further information about the Company's fair value measurements, see Item 8, Note 1(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(a) Fair Value Summary
The following tables set forth the Company's assets and liabilities that were accounted for at fair value at June 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

June 30, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at June 30, 2017
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$4,336,342	$19,059	$—	$4,355,401
U.S. States, municipalities and political subdivisions	—	2,283,272	—	—	2,283,272
Non-U.S. Governments	—	5,123,524	—	—	5,123,524
Corporate	—	10,541,731	1,184	—	10,542,915
RMBS	—	3,954,318	—	—	3,954,318
CMBS	—	795,375	78	—	795,453
Other asset-backed securities	—	1,580,165	6,891	—	1,587,056
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,614,727	$27,212	$—	$28,641,939
Short-term investments, at fair value (1)	—	617,891	3	—	617,894
Equity securities, at fair value	983,785	190,715	—	—	1,174,500
Total investments AFS - Excluding Funds Withheld Assets	$983,785	$29,423,333	$27,215	$—	$30,434,333
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$10,923	$—	$—	$10,923
U.S. States, municipalities and political subdivisions	—	—	—	—	—
Non-U.S. Governments	—	595,736	—	—	595,736
Corporate	—	1,247,327	—	—	1,247,327
RMBS	—	627	—	—	627
CMBS	—	121,094	—	—	121,094
Other asset-backed securities	—	193,078	—	—	193,078
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,168,785	$—	$—	$2,168,785
Total investments - AFS, at fair value	$983,785	$31,592,118	$27,215	$—	$32,603,118

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at June 30, 2017
Fixed maturities - Trading
U.S. Government	$—	$16,308	$—	$—	$16,308
U.S. States, municipalities and political subdivisions	—	70	—	—	70
Non-U.S. Governments	—	463,489	—	—	463,489
Corporate	—	1,243,221	—	—	1,243,221
RMBS	—	838	—	—	838
CMBS	—	7,318	—	—	7,318
Other asset-backed securities	—	41,633	—	—	41,633
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,772,877	$—	$—	$1,772,877
Short-term investments, at fair value (1)	—	—	—	—	—
Total investments, Trading	$—	$1,772,877	$—	$—	$1,772,877
Cash equivalents (2)	627,621	752,843	—	—	1,380,464
Cash equivalents - Life Funds Withheld Assets (2)	—	78,200	—	—	78,200
Other investments (3)	—	509,951	220,348	—	730,299
Other assets (4)	—	12,446	18,541	(2,460)	28,527
Total assets accounted for at fair value	$1,611,406	$34,718,435	$266,104	$(2,460)	$36,593,485
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$1,010,974	$—	$—	$1,010,974
Other liabilities (4)	—	72,533	18,001	(2,460)	88,074
Total liabilities accounted for at fair value	$—	$1,083,507	$18,001	$(2,460)	$1,099,048

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2016
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$3,869,637	$24,751	$—	$3,894,388
U.S. States, municipalities and political subdivisions	—	2,478,112	—	—	2,478,112
Non-U.S. Governments	—	5,030,132	—	—	5,030,132
Corporate	—	10,114,644	20,085	—	10,134,729
RMBS	—	4,492,625	—	—	4,492,625
CMBS	—	665,087	99	—	665,186
Other asset-backed securities	—	1,252,257	1,131	—	1,253,388
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$27,902,494	$46,066	$—	$27,948,560
Short-term investments, at fair value (1)	—	625,193	—	—	625,193
Equity securities, at fair value	898,664	138,667	—	—	1,037,331
Total investments AFS - Excluding Funds Withheld Assets	$898,664	$28,666,354	$46,066	$—	$29,611,084

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2016
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$10,577	$—	$—	$10,577
U.S. States, municipalities and political subdivisions	—	—	—	—	—
Non-U.S. Governments	—	624,677	—	—	624,677
Corporate	—	1,454,608	—	—	1,454,608
RMBS	—	22,380	—	—	22,380
CMBS	—	94,240	—	—	94,240
Other asset-backed securities	—	101,560	—	—	101,560
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,308,042	$—	$—	$2,308,042
Total investments - AFS, at fair value	$898,664	$30,974,396	$46,066	$—	$31,919,126
Fixed maturities - Trading
U.S. Government	$—	$14,708	$—	$—	$14,708
U.S. States, municipalities and political subdivisions	—	224	—	—	224
Non-U.S. Governments	—	444,944	—	—	444,944
Corporate	—	1,111,205	—	—	1,111,205
RMBS	—	961	—	—	961
CMBS	—	5,526	—	—	5,526
Other asset-backed securities	—	39,446	—	—	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,617,014	$—	$—	$1,617,014
Short-term investments, at fair value (1)	—	9,563	—	—	9,563
Total investments, Trading	$—	$1,626,577	$—	$—	$1,626,577
Cash equivalents (2)	573,398	1,096,254	—	—	1,669,652
Cash equivalents - Life Funds Withheld Assets (2)	—	72,798	—	—	72,798
Other investments (3)	—	493,874	205,528	—	699,402
Other assets (4)	—	87,655	19,841	(17,947)	89,549
Total assets accounted for at fair value	$1,472,062	$34,351,554	$271,435	$(17,947)	$36,077,104
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$937,721	$—	$—	$937,721
Other liabilities (4)	—	44,865	19,839	(17,947)	46,757
Total liabilities accounted for at fair value	$—	$982,586	$19,839	$(17,947)	$984,478
____________

(1)	Short-term investments consist primarily of Other asset-backed securities, U.S. and Non-U.S. Government securities and Corporate securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
Excluded from Other Investments are certain investments which are measured using net asset value as a practical expedient in the amount of $247.8 million and $322.9 million at June 30, 2017 and December 31, 2016, respectively. Under GAAP, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes loans held at amortized cost. These investments, which totaled $148.6 million at June 30, 2017 and $142.3 million at December 31, 2016, are carried at amortized cost. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

(4)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported gross of cash collateral by level with a counterparty netting adjustment presented separately in the Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid, see Note 5, "Derivative Instruments."

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
U.S. States, municipalities and political subdivisions
Transaction activity inputs utilized in the valuation of fair value hierarchy Level 2 securities within this sub-category include actual trades, dealer posts, results of bids-wanted, institutional secondary offerings, primary market offerings, and Municipal Securities Rulemaking trade feeds. As part of the evaluation process, transaction activity is compared to prior evaluations and necessary adjustments are made accordingly. Market-color inputs include bids, offerings, two-sided markets, buy-side/evaluator dialogue and sell-side/evaluator dialogue. Credit information inputs include issuer financial statements, default and material event notices, developer reports and liquidation and restructuring analyses.
RMBS, CMBS and Other asset-backed securities
As part of the process to determine fair value, Level 2 securities in these sub-categories are analyzed by collateral type, deal structure, deal performance and vintage. Market inputs into the valuation process for each sub-category include actual trades, results of bids-wanted, buy-side/evaluator dialogue and sell-side/evaluator dialogue, dealer offering and market research reports. Cash flow inputs into the evaluation process include conditional prepayment rates, conditional decay rates, and delinquency and loss severity rates. This assumptive data is reviewed and updated using third party reported information to reflect current market convention.
Equity securities and other investments
Equity securities and other investment securities generally include investments in thinly traded equity funds and fixed income funds (including Overseas Deposits). Fair value is determined based upon prices received from third party service providers as well as from net asset values ("NAV") received from the fund administrators.
Other assets and other liabilities
Other assets and other liabilities primarily include over-the-counter ("OTC") derivatives, which are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative independent pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified against observable inputs and model selection does not involve significant management judgment.
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable)
The calculation of the change in fair value of the embedded derivative associated with the GreyCastle Life Retro Arrangements includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in "Funds withheld on GreyCastle life retrocession arrangements, net of future policy benefit reserves recoverable" on the Unaudited Consolidated Balance Sheets. The fair value of the embedded derivative is considered a Level 2 valuation.
There were no significant transfers between Level 1 and Level 2 during each of the three and six months ended June 30, 2017 and 2016.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2017 and 2016 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2017 and 2016, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2017 and 2016, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
Fixed maturities and short-term investments
The Company's Level 3 assets consist primarily of U.S. Government securities, Corporates and Other asset-backed securities, for which non-binding broker quotes are the primary source of the valuations. Sufficient information regarding the specific inputs utilized by the brokers was not available to support a Level 2 classification. The Company obtains the majority of broker quotes for these securities from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value. Although the Company does not have access to the specific unobservable inputs that may have been used in the fair value measurements of these securities provided by brokers, we would expect that the significant inputs considered are prepayment rates, probability of default, loss severity in the event of default, recovery rates, liquidity premiums and reinvestment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.
The remainder of the Level 3 assets relate primarily to private investments (including funds) and certain derivative positions as described below.
Other investments
Included within the other investments component of the Company's Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company's investment in each entity is classified within Level 3. Management reviews the values received and incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value received in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions that may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2 classification and guaranteed minimum income benefits embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$19,308	$(19)	$81	$—	$—	$(311)	$—	$19,059	$96
Non-U.S. Governments	—	—	—	—	—	—	—	—	—
Corporate	9,899	27	(30)	—	(9,730)	—	1,018	1,184	(31)
RMBS	3,381	—	—	—	—	—	(3,381)	—	—
CMBS	101	21	(20)	—	—	(24)	—	78	(20)
Other asset-backed securities	3,950	56	1,010	6,890	(1,446)	(240)	(3,329)	6,891	—
Short-term investments	11,665	—	—	—	(11,662)	—	—	3	—
Other investments	203,965	5,067	9,178	11,297	(2,207)	(6,952)	—	220,348	3,858
Derivative Contracts - Net	163	—	377	—	—	—	—	540	377
Total	$252,432	$5,152	$10,596	$18,187	$(25,045)	$(7,527)	$(5,692)	$248,103	$4,280

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2016
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$44,940	$(38)	$34	$—	$—	$(680)	$—	$44,256	$(3)
Non-U.S. Governments	—	—	—	—	—	—	—	—	—
Corporate	43,764	44	(28)	1,786	—	—	—	45,566	17
RMBS	2,853	—	—	—	—	(1)	(2,837)	15	—
CMBS	—	—	—	—	—	—	—	—	—
Other asset-backed securities	25,929	(478)	1,034	1,072	—	(5,028)	2,120	24,649	557
Short-term investments	—	—	—	—	—	—	—	—	—
Other investments	301,095	1,024	(5,740)	11,374	—	(4,647)	(59,868)	243,238	(4,716)
Derivative Contracts - Net	(9,852)	—	16	—	—	—	—	(9,836)	16
Total	$408,729	$552	$(4,684)	$14,232	$—	$(10,356)	$(60,585)	$347,888	$(4,129)
____________

(1)
Net transfers include both movement in and movement out of Level 3. Corporate for the three months ended June 30, 2017, includes $1.1 million of incoming transfers partially offset by $0.1 million of outgoing transfers. Other asset-backed securities, for the three months ended June 30, 2017, includes $6.7 million of outgoing transfers partially offset by $3.4 million of incoming transfers. Other asset-backed securities, for the three months ended June 30, 2016, includes $3.0 million of incoming transfers partially offset by $0.9 million of outgoing transfers.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$24,751	$(38)	$(274)	$—	$—	$(622)	$(4,758)	$19,059	$(278)
Non-U.S. Governments	—	—	—	—	—	—	—	—	—
Corporate	20,085	27	(19)	—	(20,014)	(31)	1,136	1,184	(32)
RMBS	—	17	(526)	—	—	(173)	682	—	—
CMBS	99	21	(18)	—	—	(24)	—	78	(18)
Other asset-backed securities	1,131	86	1,111	6,890	(1,446)	(286)	(595)	6,891	—
Short-term investments	—	—	—	11,693	(11,662)	(28)	—	3	—
Other investments	205,528	(474)	16,280	16,279	(2,207)	(12,349)	(2,709)	220,348	10,201
Derivative Contracts - Net	2	—	538	—	—	—	—	540	538
Total	$251,596	$(361)	$17,092	$34,862	$(35,329)	$(13,513)	$(6,244)	$248,103	$10,411

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2016
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$45,063	$(75)	$627	$—	$—	$(1,359)	$—	$44,256	$551
Non-U.S. Governments	—	—	—	—	—	—	—	—	—
Corporate	53,873	97	(68)	1,955	—	(6)	(10,285)	45,566	31
RMBS	3,077	(3)	7	—	—	(229)	(2,837)	15	4
CMBS	—	—	—	—	—	—	—	—	—
Other asset-backed securities	50,265	612	3,533	1,072	—	(32,953)	2,120	24,649	4,146
Short-term investments	—	—	—	—	—	—	—	—	—
Other investments	283,550	6,831	(8,457)	25,153	—	(19,465)	(44,374)	243,238	(1,626)
Derivative Contracts - Net	(9,791)	—	(45)	—	—	—	—	(9,836)	(45)
Total	$426,037	$7,462	$(4,403)	$28,180	$—	$(54,012)	$(55,376)	$347,888	$3,061
____________

(1)
Net transfers include both movement in and movement out of Level 3. Corporate for the six months ended June 30, 2017, includes $1.2 million of incoming transfers partially offset by $0.1 million of outgoing transfers. RMBS for the six months ended June 30, 2017, includes $4.1 million of incoming transfers partially offset by $3.4 million of outgoing transfers. Other asset-backed securities, for the six months ended June 30, 2017, includes $6.7 million of outgoing transfers partially offset by $6.1 million of incoming transfers. Other investments, for the six months ended June 30, 2016, includes $59.9 million of outgoing transfers partially offset by $15.5 million of incoming transfers. Other asset-backed securities, for the six months ended June 30, 2016, includes $3.0 million of incoming transfers partially offset by $0.9 million of outgoing transfers.

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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes financial instruments for which the carrying values differ from the estimated fair values at June 30, 2017 and December 31, 2016. All of these fair value estimates are considered Level 2 fair value measurements.

	June 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$148,634	$158,585	$142,271	$153,173
Deposit liabilities	$1,123,628	$1,365,910	$1,116,233	$1,337,406
Notes payable and debt	3,243,800	3,494,523	2,647,677	2,813,257
Financial Liabilities	$4,367,428	$4,860,433	$3,763,910	$4,150,663
The Company historically participated in structured transactions, the remaining of which are largely comprised of an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair values of these investments held by the Company are determined through use of internal models utilizing benchmark yields, issuer spreads and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair values of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 41.6 basis points and 50.0 basis points at June 30, 2017 and December 31, 2016, respectively. The discount rate incorporates the Company's own credit risk into the determination of estimated fair value.
The fair values of the Company's notes payable and debt outstanding were determined based on quoted market prices.
There are no significant concentrations of credit risk within the Company's financial instruments not carried at fair value as defined in the authoritative guidance over necessary disclosures, which excludes certain financial instruments, particularly insurance contracts.
7. Goodwill and Other Intangible Assets
The Company has goodwill and other intangible assets of $2.2 billion at June 30, 2017 and December 31, 2016.
In the third quarter of 2016, as a result of the transaction described in Note 2(c), "Acquisitions and Disposals - Brooklyn Acquisition," the Company recognized definite-lived intangible assets of $22.9 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including definite-lived intangible assets, at their acquisition date fair values.
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
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the six months ended June 30, 2017:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2016	$1,213,524	$682,779	$307,350	$2,203,653
Amortization	—	—	(10,990)	(10,990)
Foreign Currency Translation	12,515	9,792	4,420	26,727
Balance at June 30, 2017	$1,226,039	$692,571	$300,780	$2,219,390

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Losses and Loss Expenses
The following table represents a reconciliation of the beginning and ending balances of unpaid losses and loss expenses, including an analysis of the Company's paid and unpaid losses and loss expenses incurred for the years indicated:

(U.S. dollars in thousands)	2017	2016
Unpaid losses and loss expenses at the beginning of the year	$25,939,571	$25,439,744
Unpaid losses and loss expenses recoverable at the beginning of the year (1)	5,480,300	5,248,905
Net unpaid losses and loss expenses at the beginning of the year	$20,459,271	$20,190,839
Acquired reserves	—	101,315
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,175,267	3,156,913
Prior year	(62,728)	(142,042)
Total net incurred losses and loss expenses	$3,112,539	$3,014,871
Foreign exchange and other	292,040	(286,488)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	343,934	336,223
Prior year	2,547,073	2,078,836
Total net paid losses	$2,891,007	$2,415,059
Net unpaid losses and loss expenses at June 30	20,972,843	20,605,478
Unpaid losses and loss expenses recoverable at June 30 (1)	5,849,503	5,415,086
Unpaid losses and loss expenses at June 30	$26,822,346	$26,020,564
____________
(1)    Property and Casualty business only, net of provision for uncollectible reinsurance.
The following table presents the net (favorable) adverse prior year loss development of the Company's loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Insurance segment	$(21,869)	$(44,813)
Reinsurance segment	(40,859)	(97,229)
Total	$(62,728)	$(142,042)
The significant developments in prior year loss reserve estimates for each of the years indicated within the Company's Insurance and Reinsurance segments are discussed below.
Insurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by product type relating to the Insurance segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Professional	$(56,390)	$1,500
Casualty	(75,674)	(45,665)
Property	93,536	8,984
Specialty	16,659	(9,632)
Total	$(21,869)	$(44,813)
Net favorable prior year reserve development was $21.9 million for the six months ended June 30, 2017 for the Insurance segment, driven by the following:

•
For professional lines, net prior year development was $56.4 million favorable. This was driven by better than expected loss experience in North America, partially offset by strengthening in the international financial lines management liability book to reflect significant large loss experience.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
For casualty lines, net prior year development was $75.7 million favorable. This was driven by better than expected loss experience on mature years of a North America excess casualty book resulting in releases of $50.4 million, as well as reductions to reflect better than expected loss experience reported on North America construction and global risk management. This was partially offset by strengthening to reflect worse than expected loss experience reported on the excess and surplus portfolio.

•
For property lines, net prior year development was $93.5 million unfavorable. This was driven by deteriorations in our view of the London wholesale property book which led to strengthening of $49.3 million, and significant adverse large loss experience on the energy property book resulting in strengthening of $38.2 million.

•
For specialty lines, net prior year development was $16.7 million unfavorable. This was driven by worse than expected large losses experience in more recent years in the crisis management and political risk & trade credit portfolios.

Net favorable prior year reserve development totaled $44.8 million for the Insurance segment for the six months ended June 30, 2016. Professional lines had unfavorable net prior year development of $1.5 million. Casualty lines favorable net prior year development of $45.7 million was driven by releases in international casualty, primarily to reflect better than expected loss experience reported on the general and professional liability books, and in discontinued casualty primarily due to our reassessment of the losses incurred but not reported provision for the U.S. Casualty risk solutions portfolio, discontinued prior to 2008, following favorable claims resolutions in recent years. For property lines, net prior year development was $9.0 million unfavorable driven by worse than expected reported attritional loss experience, primarily on the 2015 year. Specialty lines had $9.6 million net favorable prior year development driven by releases in discontinued specialty following the expiration of a policy, and due to better than expected loss experience on the cargo, hull and liability businesses in marine lines. This was partially offset by a strengthening in accident and health driven by deteriorations in the U.S. and Switzerland books.
Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Property and other short-tail lines	$(110,025)	$(38,421)
Casualty and other long-tail lines	69,166	(58,808)
Total	$(40,859)	$(97,229)
Net favorable prior year reserve development was $40.9 million for the six months ended June 30, 2017 for the Reinsurance segment, driven by the following:

▪	Net favorable prior year development for the short-tail lines totaled $110.0 million. Details of the significant components are as follows:

•	For property catastrophe lines, net prior year development was $43.1 million favorable, primarily due to better than expected experience on attritional losses.

•
For property other lines, net prior year development was $63.4 million favorable, mainly due to better than expected experience on attritional losses. Favorable releases on catastrophe and large losses also contributed to the favorable prior year reserve development.

•	For specialty lines, net prior year development was $3.5 million favorable, mainly due to favorable development on attritional losses.

▪	Net unfavorable prior year development for the long-tail lines totaled $69.2 million. Details of the significant components are as follows:

▪
For casualty lines, net prior year development was $64.0 million unfavorable primarily due to the decrease of the discount rate used to calculate lump sum awards in U.K. bodily injury cases from 2.5% to negative 0.75%, which impacted the Company's carried reserves for relevant lines of business, primarily U.K. motor business. This adverse development was partially offset by better than expected attritional experience.

▪	For other lines, net prior year development was $5.2 million unfavorable mainly due to worse than expected experience on attritional losses.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net favorable prior year reserve development totaled $97.2 million for the six months ended June 30, 2016. The short-tail lines benefited from $3.3 million in favorable development from property other lines, $23.3 million in favorable development in property catastrophe lines and $11.8 million in favorable development within specialty lines. The release in long-tail lines was due to favorable development of $52.1 million and $6.7 million in casualty and other, respectively.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future releases or strengthenings based on the Company's historical results.
9. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt at June 30, 2017 and December 31, 2016:

(U.S. dollars in thousands)	June 30, 2017		December 31, 2016
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due December 2018	$300,000	$299,021	$300,000	$298,686
5.75% Senior Notes due October 2021	400,000	398,169	400,000	397,953
6.375% Senior Notes due November 2024	350,000	349,193	350,000	349,139
4.45% Subordinated Notes due March 2025	500,000	493,733	500,000	493,329
6.25% Senior Notes due May 2027	325,000	323,453	325,000	323,375
5.25% Senior Notes due December 2043	300,000	296,493	300,000	296,427
5.5% Subordinated Notes due March 2045	500,000	488,966	500,000	488,768
3.25% Subordinated Notes due June 2047	568,800	558,311	—	—
Total debt carrying value	$3,243,800	$3,207,339	$2,675,000	$2,647,677
_________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $750.0 million at June 30, 2017 and $1.0 billion at December 31, 2016, for revolving loans to support general operating and financing needs. At June 30, 2017 and December 31, 2016, $44.7 million and $245 million, respectively, were utilized under these facilities to issue letters of credit, leaving $705.3 million and $755.0 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent June 30, 2017 and December 31, 2016 accreted values.
All outstanding debt of the Company at June 30, 2017 and December 31, 2016 was issued by XLIT, a 100% owned subsidiary of XL Group. XLIT's outstanding debt, other than the Senior Notes due 2024 and due 2027, is fully and unconditionally guaranteed by XL Group. See Note 16, "Guarantor Financial Information," for condensed comparative financial information of XL Group and XLIT for the periods ended June 30, 2017 and December 31, 2016.
The ability of XLIT, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
On June 29, 2017, XLIT issued €500 million ($568.8 million) of fixed to floating rate subordinated notes due June 2047, with a fixed coupon of 3.25% for a period of ten years, then a floating rate of three-month EURIBOR plus 2.90% thereafter. The notes are listed on the New York Stock Exchange. The notes were issued at 99.054% of the face amount and net proceeds were $558.3 million. Related expenses of the offering amounted to approximately $10.5 million. These costs were deferred and will be amortized over the expected life of the subordinated notes.
On July 7, 2017, the Company repurchased through a tender offer and canceled outstanding 5.5% Subordinated Notes due 2045 issued by XLIT with a net carrying value of $16.3 million for $17.9 million, inclusive of transaction costs. As a result of these repurchases, the Company expects to record a loss of approximately $1.6 million through "Extinguishment of debt" and interest expense of $0.3 million in the Unaudited Consolidated Statements of Income in the third quarter of 2017.
As a result of the Allied Acquisition described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition," the Company assumed, and subsequently redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

XLIT and the Company were in compliance with all covenants at June 30, 2017, and XLIT and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit ("LOC") facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd's.
The following table presents the Company's fifteen letter of credit facilities and revolving credit facilities at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Commitment/ Debt	In Use/ Outstanding
Facility Name:
2015 Citi Facility	$—	$—	$250,000	$245,000
Goldman Facility	200,000	200,000	200,000	200,000
2016 Credit Agricole Facility I	125,000	125,000	125,000	125,000
2016 Credit Agricole Facility II	125,000	125,000	125,000	125,000
2017 Commonwealth Bank Facility	215,000	215,000	—	—
FAL Facility I	125,000	125,000	125,000	125,000
FAL Facility II	125,000	125,000	125,000	125,000
FAL Facility III	125,000	125,000	125,000	125,000
FAL Facility IV	125,000	125,000	125,000	125,000
Syndicated Unsecured Facility (1)	750,000	44,747	750,000	—
Syndicated Secured Facility (1)	750,000	552,383	750,000	531,962
CICL Facility	190,000	178,710	180,000	159,207
Citi EU Facility	600,000	100,705	600,000	84,641
London Market Facility	250,000	124,324	250,000	117,063
CRCH Facility	270,000	268,872	250,000	245,733
Syndicate 2003 Facility	14,062	14,070	11,687	11,687
Total LOC facilities	$3,989,062	$2,448,811	$3,991,687	$2,345,293

____________

(1)	We have the option to increase the size of the Syndicated Secured and Unsecured Facilities by an aggregate of $500 million.
At June 30, 2017 and December 31, 2016, the Company had 50.4% and 48.6%, respectively, of the debt commitments collateralized by certain assets from the Company's investment portfolio.
Commonwealth Bank Facility
On June 19, 2017, the Company entered into a new credit agreement with Commonwealth Bank of Australia, as administrative agent and issuing lender ("2017 Commonwealth Bank Facility"). The capacity available under this standby letter of credit is $215 million. The commitments under the 2017 Commonwealth Bank Facility expire on, and such credit facility is available until, the earlier of (i) June 19, 2020 and (ii) the date of termination in whole of the commitment upon an optional termination or reduction of the commitment by the account party or upon the occurrence of certain events of default.
For details regarding the rest of our facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
10. Related Party Transactions
(a)    Investment Manager Affiliates
At June 30, 2017 and 2016, the Company owned minority stakes in three and four independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management fees and, in some instances, performance fees to

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the Company's Investment Manager Affiliates. In addition, at June 30, 2017 and June 30, 2016, the Company owned a minority stake in an independent firm that provides technology and other services to alternative asset managers and allocators. The Company's interest in this enterprise is included as an Investment Manager Affiliate, and the Company pays fees to this Investment Manager Affiliate in exchange for it providing its services to the Company. Investment Manager Affiliate results are reported in the Unaudited Consolidated Statements of Income as "income (loss) from operating affiliates." See Item 8, Note 5, "Investments in Affiliates," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the three and six months ended June 30, 2017 and 2016, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Reported net premiums	$44,042	$21,889	$65,757	$45,905
Reported net losses	$20,558	$3,836	$31,808	$15,896
Reported net acquisition costs	$18,741	$7,831	$27,955	$19,435
(c)    New Ocean
Commencing in 2014, several of the Company's wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean, as discussed in Note 11, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements, while investment advisory services are provided by New Ocean. During the three and six months ended June 30, 2017, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    XL Innovate
In April 2015, the Company announced the creation and sponsorship of the XL Innovate Fund, LP ("XL Innovate"), a venture capital initiative with a strategic focus on developing new capabilities in the insurance sector. The majority of XL Innovate's initial capital was financed by the Company. XL Innovate primarily seeks investments in equity positions of entities that provide new market opportunities for the Company throughout the world, striving to create partnerships outside of the traditional underwriting space to find ways to underwrite currently uninsured risks. The family trust of an employee of the Company owns a 5.21% non-controlling equity interest in XL Innovate. The employee serves as a member of the board of directors of XL Innovate, and maintains responsibility over the business generated by it. The underlying investments held by XL Innovate are reflected in the Company's Unaudited Consolidated Financial Statements in accordance with the Accounting Policies provided in Item 8, Note 1, "Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, based on the Company's level of investment in, and control over, such entities. Aside from investments made where the employee's family trust maintains non-controlling interest, there were no other material transactions between the Company and this employee or the employee's family trust for the three and six months ended June 30, 2017.
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
In 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the Unaudited Consolidated Financial Statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

three and six months ended June 30, 2017. The equity interest attributable to third party investors in New Ocean recorded in the Company's Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.8 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively.
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
In 2014, New Ocean FCFL invested in a special purpose Bermuda reinsurer, Vector Reinsurance Ltd ("Vector Re"), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. During the first quarter of 2015, New Ocean MVCFL also invested in Vector Re. Most of Vector Re's current underwriting activity relates to reinsurance business assumed from the Company's subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company under service fee contracts, while investment advisory services are provided by New Ocean.
The Company currently holds controlling financial interests in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the Unaudited Consolidated Financial Statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $227.7 million and $223.4 million at June 30, 2017 and December 31, 2016, respectively. The Company's shares of revenue and net income in these VIEs were not material to the Company for the three and six months ended June 30, 2017. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re that is reflected in the Company's Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $112.0 million and $112.1 million at June 30, 2017 and December 31, 2016, respectively.
12. Commitments and Contingencies
(a) Financial Guarantee Exposures
In February 2017, the Company negotiated the termination of its final outstanding financial guarantee contracts. These contracts provided credit support for a variety of collateral types, with the exposures comprised of an aggregate amount of $80.8 million notional financial guarantee on two notes backed by zero coupon long-dated bonds and bank perpetual securities, including some issued by European financial institutions. The Company did not recognize any financial costs or any security valuation losses as a result of the terminations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at June 30, 2017.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at June 30, 2017, no such disclosures were considered necessary.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Share Capital
(a) Authorized and Issued
Buybacks of Common Shares
On May 13, 2016, XL-Ireland announced that its Board of Directors approved a share buyback program that authorizes the purchase of up to $1.0 billion of XL-Ireland shares (the "May 2016 Program"). As a result of the Redomestication, XL Group assumed the May 2016 Program. During the six months ended June 30, 2017, the Company purchased and canceled 2.6 million XL Group shares under the May 2016 Program for $100.0 million.
On February 17, 2017, XL Group announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL Group shares (the "February 2017 Program"). This authorization also canceled approximately $349 million remaining under the May 2016 Program. During the three and six months ended June 30, 2017, the Company purchased and canceled 6.0 million and 8.5 million shares, respectively, under the February 2017 Program for $250.0 million and $350.0 million.
Other share buybacks, primarily for the purposes of settling employee withholding taxes incurred in connection with the vesting of share-based compensation awards, amounted to $0.1 million and $0.6 million for the three and six months ended June 30, 2017, respectively. In total, the Company purchased and canceled 6.0 million and 11.1 million XL Group shares, for $250.1 million and $450.6 million during the three and six months ended June 30, 2017, respectively. At June 30, 2017, $650.0 million remained available for purchase under the February 2017 Program.
Buyback of Preferred Shares
On July 7, 2017, the Company repurchased through a tender offer and canceled 27,205 of the outstanding Series D Preference Ordinary Shares of XLIT with a net carrying value of $27.1 million for $25.8 million, inclusive of transaction costs and other consideration. As a result of these repurchases, the Company expects to record a gain of approximately $1.3 million through "Non-controlling interests" in the Unaudited Consolidated Statements of Income in the third quarter of 2017.
On July 7, 2017, the Company repurchased through a tender offer and canceled 329,722 of the outstanding Series E Preference Ordinary Shares of XLIT with a net carrying value of $324.4 million for $310.6 million, inclusive of transaction costs and other consideration. As a result of these repurchases, the Company expects to record a gain of approximately $13.8 million through "Non-controlling interests" in the Unaudited Consolidated Statements of Income in the third quarter of 2017.
On July 7, 2017, the Company repurchased through a tender offer 46,635 of the outstanding Non-Cumulative Preference Preferred Shares of Catlin Insurance Company Ltd. with a net carrying value of $43.7 million for $45.6 million, inclusive of transaction costs and other consideration. The preference shares were canceled on July 19, 2017. As a result of these repurchases, the Company expects to record a loss of approximately $1.9 million through "Non-controlling interests" in the Unaudited Consolidated Statements of Income in the third quarter of 2017.
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
During the six months ended June 30, 2017, the Company granted approximately 0.9 million stock options with a weighted-average grant date fair value of $6.74 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.96%
Volatility	19.5%
Expected lives	6.0 years

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2017, the Company granted 34,650 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.5 million. The restricted stock award recipients have the rights and privileges of a shareholder, including the right to receive dividends that are declared and paid and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the six months ended June 30, 2017, the Company granted approximately 1.1 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $43.4 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one common share, and grants may vest in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
During the six months ended June 30, 2017, the Company granted approximately 0.6 million liability-classed cash units to certain employees with an aggregate grant date fair value of approximately $22.6 million. Each liability-classed restricted cash unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one common share. The grants may vest either in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in cash contingent upon vesting.
During the six months ended June 30, 2017, the Company granted approximately 0.6 million performance units (representing a potential maximum share payout of approximately 1.2 million common shares) to certain employees with an aggregate grant date fair value of approximately $24.6 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
14. Computation of Earnings Per Common Share and Common Share Equivalents
As a result of the Redomestication discussed in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," prior to July 25, 2016, share information relates to the ordinary shares of XL-Ireland. On and subsequent to July 25, 2016, share information relates to the common shares of XL Group.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Basic earnings per common share & common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$301,620	$43,782	$454,463	$65,667
Weighted average common shares outstanding, in thousands - basic	260,990	281,793	263,327	286,881
Basic earnings per common share & common share equivalents outstanding	$1.16	$0.16	$1.73	$0.23

Diluted earnings per common share & common share equivalents outstanding:
Weighted average common shares outstanding - basic	260,990	281,793	263,327	286,881
Impact of share-based compensation	3,953	3,289	3,952	4,048
Weighted average common shares outstanding - diluted	264,943	285,082	267,279	290,929
Diluted earnings per common share & common share equivalents outstanding	$1.14	$0.15	$1.70	$0.23
Dividends per common share	$0.22	$0.20	$0.44	$0.40
For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, common shares available for issuance under share-based compensation plans of 1.2 million and 7.9 million, respectively and 1.3 million and 6.5 million, respectively, were not included in the calculation of diluted earnings per common share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and six months ended June 30, 2017 and 2016 are as follows:

Three Months Ended June 30, 2017 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$816,882	$(49,510)	$100,908	$(25,244)	$1,938	$844,974
OCI before reclassifications	179,229	—	7,028	(539)	—	185,718
Amounts reclassified from AOCI	(94,591)	1,511	—	—	(48)	(93,128)
Tax benefit (expense)	(8,228)	(14)	(8,120)	(37)	—	(16,399)
Net current period OCI - net of tax	76,410	1,497	(1,092)	(576)	(48)	76,191
Balance, end of period, net of tax	$893,292	$(48,013)	$99,816	$(25,820)	$1,890	$921,165

Three Months Ended June 30, 2016 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,226,295	$(55,235)	$(52,942)	$(25,690)	$2,129	$1,094,557
OCI before reclassifications	392,620	—	71,918	100	—	464,638
Amounts reclassified from AOCI	(112,377)	1,810	—	—	(48)	(110,615)
Tax benefit (expense)	(31,460)	42	(8,575)	—	—	(39,993)
Net current period OCI - net of tax	248,783	1,852	63,343	100	(48)	314,030
Balance, end of period, net of tax	$1,475,078	$(53,383)	$10,401	$(25,590)	$2,081	$1,408,587

Six Months Ended June 30, 2017 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$730,429	$(50,952)	$58,970	$(24,887)	$1,986	$715,546
OCI before reclassifications	329,189	—	46,232	(880)	—	374,541
Amounts reclassified from AOCI	(147,146)	2,966	—	—	(96)	(144,276)
Tax benefit (expense)	(19,180)	(27)	(5,386)	(53)	—	(24,646)
Net current period OCI - net of tax	162,863	2,939	40,846	(933)	(96)	205,619
Balance, end of period, net of tax	$893,292	$(48,013)	$99,816	$(25,820)	$1,890	$921,165

Six Months Ended June 30, 2016 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	967,642	—	56,502	(949)	—	1,023,195
Amounts reclassified from AOCI	(229,491)	4,121	—	—	(87)	(225,457)
Tax benefit (expense)	(66,167)	(2)	(9,598)	—	—	(75,767)
Net current period OCI - net of tax	671,984	4,119	46,904	(949)	(87)	721,971
Balance, end of period, net of tax	$1,475,078	$(53,383)	$10,401	$(25,590)	$2,081	$1,408,587
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). Upon completion of the GreyCastle Life Retro Arrangements, no further Shadow Adjustments were recorded. At December 31, 2016, the cumulative impact of the Shadow Adjustments was $212.1 million. During the six months ended June 30, 2017, net movements of $(8.6) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $203.5 million at June 30, 2017.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated Unaudited Consolidated Statements of Income line items affected by component, and the total related tax (expense) benefit for the three and six months ended June 30, 2017 and 2016 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components - Affected Line Items in the Unaudited Consolidated Statements of Income (U.S. dollars in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Unrealized gains and losses on investments:
Net realized gains (losses) on investments sold	$(81,618)	$(139,457)	$(128,638)	$(256,446)
OTTI on investments	1,160	33,030	8,034	54,958
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(14,133)	(5,950)	(26,542)	(28,003)
Income (loss) from investment fund affiliates	—	—	—	—
Total before tax	$(94,591)	$(112,377)	$(147,146)	$(229,491)
Provision (benefit) for income tax	643	1,633	169	3,210
Net of tax	$(93,948)	$(110,744)	$(146,977)	$(226,281)
OTTI losses recognized in OCI:
Net realized gains (losses) on investments sold	$1,461	$2,066	$2,916	$4,379
OTTI on investments transferred to (from) OCI	50	(256)	50	(258)
Total before tax	$1,511	$1,810	$2,966	$4,121
Provision (benefit) for income tax	(14)	42	(27)	(2)
Net of tax	$1,497	$1,852	$2,939	$4,119
Gains and losses on cash flow hedges:
Interest Expense	$(48)	$(48)	$(96)	$(87)
Provision (benefit) for income tax	—	—	—	—
Net of tax	$(48)	$(48)	$(96)	$(87)
Total reclassifications for the period, gross of tax	$(93,128)	$(110,615)	$(144,276)	$(225,457)
Tax benefit (expense)	629	1,675	142	3,208
Total reclassifications for the period, net of tax	$(92,499)	$(108,940)	$(144,134)	$(222,249)
16. Guarantor Financial Information
The following tables present condensed consolidating balance sheets at June 30, 2017 and December 31, 2016, condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016 and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 for XL Group, XLIT, a 100% owned subsidiary of XL Group, and XL Group's other subsidiaries (excluding XL-Ireland), which are all 100% directly or indirectly owned subsidiaries of XLIT. For purposes of this disclosure, the results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 have been included within the results of XL Group. See Note 1, "Significant Accounting Policies," for information regarding changes in the Company's organizational structure as a result of the Redomestication. For a discussion of debt instruments issued by XLIT, see Note 9, "Notes Payable and Debt and Financing Arrangements."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$570,576	$32,032,542	$—	$32,603,118
Total investments trading	—	—	1,772,877	—	1,772,877
Investments in affiliates	—	—	2,127,115	—	2,127,115
Other investments	—	—	1,126,741	—	1,126,741
Total investments	$—	$570,576	$37,059,275	$—	$37,629,851
Cash and cash equivalents	1,144	423,398	2,709,280	—	3,133,822
Restricted cash	—	—	181,230	—	181,230
Investments in subsidiaries (2)	11,068,864	14,645,048	—	(25,713,912)	—
Accrued investment income	10	2,484	268,246	(10)	270,730
Deferred acquisition costs and value of business acquired	—	—	1,143,671	—	1,143,671
Ceded unearned premiums	—	—	2,566,652	—	2,566,652
Premiums receivable	—	—	6,973,206	—	6,973,206
Reinsurance balances receivable	—	—	755,511	—	755,511
Unpaid losses and loss expenses recoverable	—	—	5,858,369	—	5,858,369
Receivable from investments sold	—	46,375	395,964	—	442,339
Goodwill and other intangible assets	—	—	2,219,390	—	2,219,390
Deferred tax asset	—	—	293,219	—	293,219
Amounts due from subsidiaries/parent	14,706	—	66,053	(80,759)	—
Other assets	12,311	32,335	869,614	—	914,260
Total assets	$11,097,035	$15,720,216	$61,359,680	$(25,794,681)	$62,382,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$26,822,346	$—	$26,822,346
Deposit liabilities	—	—	1,123,628	—	1,123,628
Future policy benefit reserves	—	—	3,591,573	—	3,591,573
Funds withheld on GreyCastle life retrocession arrangements	—	—	918,304	—	918,304
Unearned premiums	—		8,848,374	—	8,848,374
Notes payable and debt	—	3,207,339	—	—	3,207,339
Reinsurance balances payable	—	—	3,428,302	—	3,428,302
Payable for investments purchased	—	—	268,771	—	268,771
Deferred tax liability	—	—	97,879	—	97,879
Amounts due to subsidiaries/parent	—	66,053	14,706	(80,759)	—
Other liabilities	16,483	33,460	923,384	—	973,327
Total liabilities	$16,483	$3,306,852	$46,037,267	$(80,759)	$49,279,843

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$11,080,552	$11,063,364	$14,645,048	$(25,708,412)	$11,080,552
Non-controlling interest in equity of consolidated subsidiaries	—	1,350,000	677,365	(5,510)	2,021,855
Total shareholders' equity	$11,080,552	$12,413,364	$15,322,413	$(25,713,922)	$13,102,407
Total liabilities and shareholders' equity	$11,097,035	$15,720,216	$61,359,680	$(25,794,681)	$62,382,250
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

(2)	XL Group balance includes investment in $5.5 million of XLIT Series D Preference Ordinary Shares and XLIT Series E Non-Cumulative Preference Ordinary Shares.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$638,236	$31,280,890	$—	$31,919,126
Total investments trading	—	—	1,626,577	—	1,626,577
Investments in affiliates	—	—	2,177,645	—	2,177,645
Other investments	—	9	1,164,555	—	1,164,564
Total investments	$—	$638,245	$36,249,667	$—	$36,887,912
Cash and cash equivalents	1,022	84,286	3,341,680	—	3,426,988
Restricted cash	—	—	153,504	—	153,504
Investments in subsidiaries	10,897,195	14,238,698	—	(25,135,893)	—
Accrued investment income	55	2,981	281,385	(55)	284,366
Deferred acquisition costs and value of business acquired	—	—	946,721	—	946,721
Ceded unearned premiums	—	—	1,687,864	—	1,687,864
Premiums receivable	—	—	5,522,976	—	5,522,976
Reinsurance balances receivable	—	—	577,479	—	577,479
Unpaid losses and loss expenses recoverable	—	—	5,491,297	—	5,491,297
Receivable from investments sold	—	—	128,411	—	128,411
Goodwill and other intangible assets	—	—	2,203,653	—	2,203,653
Deferred tax asset	—	—	310,542	—	310,542
Amounts due from subsidiaries/parent	42,780	—	72,962	(115,742)	—
Other assets	15,188	40,108	757,093	—	812,389
Total assets	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$25,939,571	$—	$25,939,571
Deposit liabilities	—	—	1,116,233	—	1,116,233
Future policy benefit reserves	—	—	3,506,047	—	3,506,047
Funds withheld on GreyCastle life retrocession arrangements	—	—	998,968	—	998,968
Unearned premiums	—	—	7,293,028	—	7,293,028
Notes payable and debt	—	2,647,677	—	—	2,647,677
Reinsurance balances payable	—	—	2,451,717	—	2,451,717
Payable for investments purchased	—	—	226,009	—	226,009
Deferred tax liability	—	—	77,271	—	77,271
Amounts due to subsidiaries/parent	—	72,962	42,780	(115,742)	—
Other liabilities	17,728	41,984	1,157,190	—	1,216,902
Total liabilities	$17,728	$2,762,623	$42,808,814	$(115,742)	$45,473,423

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$10,938,512	$10,897,195	$14,238,698	$(25,135,893)	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	677,722	(55)	2,022,167
Total shareholders' equity	$10,938,512	$12,241,695	$14,916,420	$(25,135,948)	$12,960,679
Total liabilities and shareholders' equity	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$2,516,917	$—	$2,516,917
Total net investment income	10	2,103	206,571	(10)	208,674
Total net realized gains (losses) on investments	—	1,446	55,182	—	56,628
Net realized and unrealized gains (losses) on derivative instruments	—	—	(906)	—	(906)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(34,596)	—	(34,596)
Income (loss) from investment fund affiliates	—	—	30,818	—	30,818
Fee income and other	—	—	10,225	—	10,225
Total revenues	$10	$3,549	$2,784,211	$(10)	$2,787,760
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,529,083	$—	$1,529,083
Claims and policy benefits	—	—	7,595	—	7,595
Acquisition costs	—	—	433,584	—	433,584
Operating expenses	27,389	1,152	444,237	—	472,778
Exchange (gains) losses	936	26	(6,605)	—	(5,643)
Interest expense	—	35,277	18,741	—	54,018
Total expenses	$28,325	$36,455	$2,426,635	$—	$2,491,415
Income (loss) before income tax and income (loss) from operating affiliates	$(28,315)	$(32,906)	$357,576	$(10)	$296,345
Income (loss) from operating affiliates	—	—	42,704	—	42,704
Equity in net earnings (losses) of subsidiaries	329,935	362,841	—	(692,776)	—
Provision (benefit) for income tax	—	—	29,006	—	29,006
Net income (loss)	$301,620	$329,935	$371,274	$(692,786)	$310,043
Non-controlling interests	—	—	8,433	(10)	8,423
Net income (loss) attributable to common shareholders	$301,620	$329,935	$362,841	$(692,776)	$301,620

Comprehensive income (loss)	$377,811	$406,126	$439,032	$(845,158)	$377,811
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XLIT	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$2,532,212	$—	$2,532,212
Total net investment income	64	3,096	211,747	481	215,388
Total net realized gains (losses) on investments	—	976	103,274	367	104,617
Net realized and unrealized gains (losses) on derivative instruments	—	—	906	—	906
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(229,742)	—	(229,742)
Income (loss) from investment fund affiliates	—	—	13,179	—	13,179
Fee income and other	—	—	10,862	—	10,862
Total revenues	$64	$4,072	$2,642,438	$848	$2,647,422
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,632,386	$—	$1,632,386
Claims and policy benefits	—	—	5,482	—	5,482
Acquisition costs	—	—	420,520	—	420,520
Operating expenses	(499)	1,071	521,949	—	522,521
Exchange (gains) losses	(470)	(136)	(18,494)	—	(19,100)
Interest expense	(9)	35,177	20,570	—	55,738
Total expenses	$(978)	$36,112	$2,582,413	$—	$2,617,547
Income (loss) before income tax and income (loss) from operating affiliates	$1,042	$(32,040)	$60,025	$848	$29,875
Income (loss) from operating affiliates	—	—	21,418	—	21,418
Equity in net earnings (losses) of subsidiaries	42,740	78,114	—	(120,854)	—
Provision (benefit) for income tax	—	—	2,467	—	2,467
Net income (loss)	$43,782	$46,074	$78,976	$(120,006)	$48,826
Non-controlling interests	—	3,334	1,710	—	5,044
Net income (loss) attributable to common shareholders	$43,782	$42,740	$77,266	$(120,006)	$43,782

Comprehensive income (loss)	$357,812	$356,770	$391,296	$(748,066)	$357,812

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$5,039,708	$—	$5,039,708
Total net investment income	94	4,416	404,790	(94)	409,206
Total net realized gains (losses) on investments	—	669	93,245	—	93,914
Net realized and unrealized gains (losses) on derivative instruments	—	—	(7,975)	—	(7,975)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(84,697)	—	(84,697)
Income (loss) from investment fund affiliates	—	—	69,079	—	69,079
Fee income and other	—	—	23,886	—	23,886
Total revenues	$94	$5,085	$5,538,036	$(94)	$5,543,121
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,112,539	$—	$3,112,539
Claims and policy benefits	—	—	14,886	—	14,886
Acquisition costs	—	—	869,453	—	869,453
Operating expenses	43,570	1,661	895,585	—	940,816
Exchange (gains) losses	1,112	27	(10,118)	—	(8,979)
Interest expense	—	70,424	34,305	—	104,729
Total expenses	$44,682	$72,112	$4,916,650	$—	$5,033,444
Income (loss) before income tax and income (loss) from operating affiliates	$(44,588)	$(67,027)	$621,386	$(94)	$509,677
Income (loss) from operating affiliates	—	—	56,313	—	56,313
Equity in net earnings (losses) of subsidiaries	499,051	602,367	—	(1,101,418)	—
Provision (benefit) for income tax	—	—	42,098	—	42,098
Net income (loss)	$454,463	$535,340	$635,601	$(1,101,512)	$523,892
Non-controlling interests	—	36,289	33,234	(94)	69,429
Net income (loss) attributable to common shareholders	$454,463	$499,051	$602,367	$(1,101,418)	$454,463

Comprehensive income (loss)	$660,082	$704,670	$807,986	$(1,512,656)	$660,082
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XLIT	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$4,886,822	$—	$4,886,822
Total net investment income	177	4,881	415,054	1,162	421,274
Total net realized gains (losses) on investments	—	1,253	194,214	1,900	197,367
Net realized and unrealized gains (losses) on derivative instruments	—	—	(2,716)	—	(2,716)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(465,822)	—	(465,822)
Income (loss) from investment fund affiliates	—	—	8,600	—	8,600
Fee income and other	—	—	19,124	—	19,124
Total revenues	$177	$6,134	$5,055,276	$3,062	$5,064,649
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,014,871	$—	$3,014,871
Claims and policy benefits	—	—	10,419	—	10,419
Acquisition costs	—	—	823,787	—	823,787
Operating expenses	2,775	2,566	1,032,561	—	1,037,902
Exchange (gains) losses	(453)	(172)	(52,294)	—	(52,919)
Loss on sale of life reinsurance subsidiary	—	—	—	—	—
Extinguishment of debt	—	—	—	—	—
Interest expense	(15)	70,346	37,710	—	108,041
Total expenses	$2,307	$72,740	$4,867,054	$—	$4,942,101
Income (loss) before income tax and income (loss) from operating affiliates	$(2,130)	$(66,606)	$188,222	$3,062	$122,548
Income (loss) from operating affiliates	—	—	34,068	—	34,068
Gain on sale of operating affiliate	—	—	—	—	—
Equity in net earnings (losses) of subsidiaries	67,177	172,894	—	(240,071)	—
Provision (benefit) for income tax	(620)	—	25,382	—	24,762
Net income (loss)	$65,667	$106,288	$196,908	$(237,009)	$131,854
Non-controlling interests	—	39,111	27,076	—	66,187
Net income (loss) attributable to common shareholders	$65,667	$67,177	$169,832	$(237,009)	$65,667

Comprehensive income (loss)	$787,638	$789,148	$891,803	$(1,680,951)	$787,638

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$286,697	$332,788	$(52,744)	$(695,987)	$(129,246)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$81,662	$6,305,948	$—	$6,387,610
Proceeds from redemption of fixed maturities and short-term investments	—	82,392	2,001,790	—	2,084,182
Proceeds from sale of equity securities	—	677	228,237	—	228,914
Purchases of fixed maturities and short-term investments	—	(143,851)	(8,575,173)	—	(8,719,024)
Purchases of equity securities	—	—	(277,329)	—	(277,329)
Proceeds from sale of affiliates	—	—	236,861	—	236,861
Purchases of affiliates	—	—	(51,891)	—	(51,891)
Returns of capital from subsidiaries	237,013	—	—	(237,013)	—
Change in restricted cash	—	—	(27,726)	—	(27,726)
Other, net	—	—	5,127	—	5,127
Net cash provided by (used in) investing activities	$237,013	$20,880	$(154,156)	$(237,013)	$(133,276)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$42,630	$—	$—	$—	$42,630
Buybacks of common shares	(450,629)	—	—	—	(450,629)
Employee withholding on share-based compensation	—	—	(23,957)	—	(23,957)
Dividends paid on common shares	(115,589)	(295,987)	(400,000)	695,987	(115,589)
Return of capital	—	(237,013)	—	237,013	—
Distributions to non-controlling interests	—	(39,867)	(33,841)	—	(73,708)
Contributions from non-controlling interests	—	—	25	—	25
Proceeds from issuance of debt	—	558,311	—	—	558,311
Deposit liabilities	—	—	(11,150)	—	(11,150)
Net cash provided by (used in) financing activities	$(523,588)	$(14,556)	$(468,923)	$933,000	$(74,067)
Effects of exchange rate changes on foreign currency cash	—	—	43,423	—	43,423
Increase (decrease) in cash and cash equivalents	$122	$339,112	$(632,400)	$—	$(293,166)
Cash and cash equivalents – beginning of period	1,022	84,286	3,341,680	—	3,426,988
Cash and cash equivalents – end of period	$1,144	$423,398	$2,709,280	$—	$3,133,822
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2016
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Ireland	XLIT	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$665,895	$656,809	$(472,440)	$(655,063)	$195,201
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$231,600	$7,796,365	$(578,010)	$7,449,955
Proceeds from redemption of fixed maturities and short-term investments	—	42,744	2,045,573	—	2,088,317
Proceeds from sale of equity securities	—	—	114,958	—	114,958
Purchases of fixed maturities and short-term investments	—	(515,794)	(8,418,324)	578,010	(8,356,108)
Purchases of equity securities	—	—	(255,442)	—	(255,442)
Proceeds from sale of affiliates	—	—	153,928	—	153,928
Purchases of affiliates	—	—	(408,886)	—	(408,886)
Purchase of subsidiaries, net of acquired cash	—	—	(69,745)	—	(69,745)
Returns of capital from subsidiaries	132,374	—	—	(132,374)	—
Change in restricted cash	—	—	(26,866)	—	(26,866)
Other, net	—	—	108,095	—	108,095
Net cash provided by (used in) investing activities	$132,374	$(241,450)	$1,039,656	$(132,374)	$798,206
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$1,727	$—	$—	$—	$1,727
Buybacks of common shares	(684,386)	—	—	—	(684,386)
Employee withholding on share-based compensation	—	—	(27,947)	—	(27,947)
Dividends paid on common shares	(113,731)	(655,063)	—	655,063	(113,731)
Return of capital	—	(132,374)	—	132,374	—
Distributions to non-controlling interests	—	(38,862)	(26,820)	—	(65,682)
Contributions from non-controlling interests	—	—	1,130	—	1,130
Repayment of debt	—	—	(8,248)	—	(8,248)
Net proceeds from affiliated notional cash pooling programs (1)	—	174,654	—	(174,654)	—
Deposit liabilities	—	—	(14,807)	—	(14,807)
Net cash provided by (used in) financing activities	$(796,390)	$(651,645)	$(76,692)	$612,783	$(911,944)
Effects of exchange rate changes on foreign currency cash	—	—	(20,950)	—	(20,950)
Increase (decrease) in cash and cash equivalents	$1,879	$(236,286)	$469,574	$(174,654)	$60,513
Cash and cash equivalents – beginning of period	11,557	369,997	2,874,682	—	3,256,236
Cash and cash equivalents – end of period	$13,436	$133,711	$3,344,256	$(174,654)	$3,316,749
____________

(1)	Net proceeds from affiliated notional cash pooling arrangements reflect the net impact of bank transfers to settle overdraft positions within the Company's multi-currency cash pool.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following is a discussion of our financial condition, liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL Group"), completed a scheme of arrangement under Irish law that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL Group and XL-Ireland becoming a subsidiary of XL Group. See Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein. Prior to July 25, 2016, unless the context otherwise indicates, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to the "Company," "we," "us," or "our" are to XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references to the "Company," "we," "us," or "our" are to XL Group and its consolidated subsidiaries.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. For a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement included herein, see Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

▪	the ability of our subsidiaries to pay dividends to XL Group, XLIT Ltd. ("XLIT") and Catlin Insurance Company Ltd;

▪	changes in regulators or regulations applicable to our brokers or customers or to us, such as changes in regulatory capital balances that our operating subsidiaries must maintain;

▪
the effects of business disruption, economic contraction or economic sanctions due to unpredictable global political and social conditions such as war, terrorism or other hostilities, cyber-attacks, or pandemics;

▪	the actual amount of new and renewal business and acceptance of our products and services, including new products and services and the materialization of risks related to such products and services;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	bankruptcies or other financial concerns of companies insofar as they affect property and casualty insurance and reinsurance ("P&C") coverages or claims that we may have as a counterparty;

▪	the loss of key personnel;

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

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net income (loss) attributable to common shareholders	$301,620	$43,782	N/M	$454,463	$65,667	N/M
Earnings (loss) per common share – basic	$1.16	$0.16	N/M	$1.73	$0.23	N/M
Earnings (loss) per common share – diluted	$1.14	$0.15	N/M	$1.70	$0.23	N/M
Weighted average number of common shares and common share equivalents, in thousands – basic	260,990	281,793	(7.4)%	263,327	286,881	(8.2)%
Weighted average number of common shares and common share equivalents, in thousands – diluted	264,943	285,082	(7.1)%	267,279	290,929	(8.1)%
Underwriting profit (loss) - P&C operations	$194,592	$101,893	91.0%	$338,569	$277,382	22.1%
Combined ratio - P&C operations	92.3%	96.0%	(3.7)pts	93.3%	94.3%	(1.0)pts
Net investment income - P&C operations (1)	$169,078	$168,717	0.2%	$329,019	$324,510	1.4%
Operating net income (2)	$255,080	$106,447	139.6%	$391,223	$209,835	86.4%
Operating net income per common share (2)	$0.96	$0.37	$0.59	$1.46	$0.72	$0.74
Annualized return on average common shareholders' equity	10.9%	1.5%	9.4pts	8.3%	1.1%	7.2pts
Annualized operating return on average common shareholders' equity (2)	9.3%	3.6%	5.7pts	7.1%	3.6%	3.5pts
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income (2)	10.1%	4.1%	6.0pts	7.7%	3.9%	3.8pts
Annualized operating return on average common shareholders' equity excluding integration costs (2)	10.5%	5.3%	5.2pts	8.3%	5.3%	3.0pts
Annualized operating return on average common shareholders' equity excluding integration costs and accumulated other comprehensive income (2)	11.4%	5.9%	5.5pts	9.0%	5.8%	3.2pts

(U.S. dollars)	June 30, 2017	March 31, 2017	Change (Three Months)	June 30, 2017	December 31, 2016	Change (Six Months)
Book value per common share	$42.87	$41.61	$1.26	$42.87	$40.98	$1.89
Fully diluted book value per common share	$42.15	$41.10	$1.05	$42.15	$40.33	$1.82
Fully diluted tangible book value per common share (2)	$33.71	$32.83	$0.88	$33.71	$32.21	$1.50
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structured products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein.

(2)	Represents a non-GAAP financial measure as discussed further below. See "Reconciliation of Non-GAAP Financial Measures" below.

*	N/M - Not Meaningful

The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:
Net income (loss) attributable to common shareholders ("Net Income") and earnings per common share ("EPS")

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net income	$301,620	$43,782	N/M	$454,463	$65,667	N/M
EPS - basic	$1.16	$0.16	N/M	$1.73	$0.23	N/M
EPS - diluted	$1.14	$0.15	N/M	$1.70	$0.23	N/M
____________

*	N/M - Not Meaningful

Three and six months ended June 30, 2017 vs. 2016: The increases in our net income, basic EPS and diluted EPS for the three and six months ended June 30, 2017 reflect the overall positive results of our P&C operations as discussed below in "Operating net income," as well as the favorable activity from our GreyCastle Life Retro Arrangements, as described in Item 1, Note 1, "Significant Accounting Policies," and Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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

Movements in our underwriting profit (loss) in the three and six months ended June 30, 2017 and 2016 share similar characteristics and drivers with the combined ratio, which is discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Loss and loss expense ("loss") ratio	60.8%	64.6%	(3.8)	61.8%	61.8%	—
Acquisition expense ratio	17.2%	16.6%	0.6	17.2%	16.8%	0.4
Operating expense ratio	14.3%	14.8%	(0.5)	14.3%	15.7%	(1.4)
Underwriting expense ratio	31.5%	31.4%	0.1	31.5%	32.5%	(1.0)
Combined ratio	92.3%	96.0%	(3.7)	93.3%	94.3%	(1.0)
Three months ended June 30, 2017 vs. 2016: The 3.7 percentage point improvement in our combined ratio was mainly due to lower natural catastrophe losses compared to the prior year period, which was significantly impacted by the Fort McMurray wildfire. See "Significant Items Affecting the Results of Operations - The impact of natural catastrophe loss events" for additional information on natural catastrophe loss activity.
Six months ended June 30, 2017 vs. 2016: The 1.0 percentage point improvement in our combined ratio was mainly the result of a decrease in our operating expense ratio, which is the result of synergies realized from the Catlin Acquisition.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Income Statement Analysis - Investment Activities (Excluding Life Funds Withheld Assets)" below for a discussion of our net investment income for the three and six months ended June 30, 2017.
Operating net income and Operating net income per common share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to common shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, as defined in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, (8) our expenses related to the acquisition of Catlin Group Limited ("Catlin") completed on May 1, 2015 ("Catlin Acquisition"), (9) our gain on the sale of our interest in ARX Holding Corp., (10) our gain on the sale of our wholly-owned subsidiary XL Life Insurance and Annuity Company and the partial sale of our holdings in New Ocean Capital Management, (11) our loss on the inception of the reinsurance agreement ceding U.S. Term life reinsurance reserves ("U.S. Term Life Retro Arrangements"), (12) our loss on the early extinguishment of the notes assumed in conjunction with the Catlin Acquisition, and (13) a provision (benefit) for income tax on items excluded from operating income.
Although the investment of premiums to generate income (or loss) and realize capital gains (or losses) is an integral part of our operations, the determination to realize capital gains (or losses) is independent of the underwriting process. In addition, under applicable GAAP accounting requirements, losses can be recognized as the result of other than temporary declines in value and from goodwill impairment charges without actual realization. In this regard, certain users of our financial information, including certain rating agencies, evaluate earnings before tax and capital gains to understand the profitability of the operational sources of income without the effects of these two variables. Furthermore, these users believe that, for many companies, the timing of the realization of capital gains is largely a function of economic and interest rate conditions.
Net realized and unrealized (gains) losses on derivatives include all derivatives entered into by the Company other than certain credit derivatives and the life retrocession embedded derivative. With respect to credit derivatives, because the Company and its insurance company operating affiliates generally hold financial guaranty contracts written in credit default derivative form to maturity, the net effects of the changes in fair value of these credit derivatives are excluded (similar with other companies' treatment of such contracts), as the changes in fair value each quarter are not indicative of underlying business performance.
Net investment income - Life Funds Withheld Assets, and net realized (gains) losses on the life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, have been excluded because, as a result of the GreyCastle Life Retro Arrangements, XL no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets that support these retrocession arrangements. The returns on the Life Funds Withheld Assets are passed directly to the reinsurer pursuant to a contractual arrangement that is accounted for as a derivative. Therefore, net investment income from the Life Funds Withheld Assets and changes in the fair value of the embedded derivative associated with these GreyCastle Life Retro Arrangements are not relevant to our underlying business performance.
Foreign exchange (gains) losses in the Unaudited Consolidated Statements of Income are only one element of the overall impact of foreign exchange fluctuations on XL's financial position and are not representative of any economic gain or loss made by the Company. Accordingly, they are not considered a relevant indicator of financial performance and it is excluded.
In summary, we evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to common shareholders to operating net income (loss) is provided at "Reconciliation of Non-GAAP Financial Measures" below.
Operating net income per common share is calculated by dividing non-GAAP operating net income by the weighted average number of common shares and common share equivalents outstanding for each period combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Operating net income	$255,080	$106,447	139.6%	$391,223	$209,835	86.4%
Operating net income per share - diluted	$0.96	$0.37	$0.59	$1.46	$0.72	$0.74
Three months ended June 30, 2017 vs. 2016: The increases in our operating net income and operating net income per share for the three months ended June 30, 2017 as compared to the same period of 2016 were mainly attributable to favorable net income from affiliates, decreases in net losses incurred, mainly due to reduced natural catastrophe loss activity and operating expense reductions. For further information on these items, see "Income Statement Analysis" below.
Six months ended June 30, 2017 vs. 2016: The increases in our operating net income and operating net income per share for the six months ended June 30, 2017 were attributable to core premium growth, increased investment income from affiliates and operating expense reductions. For further information on these items, see "Significant Items Affecting the Results of Operations" below for a further discussion.
For a more detailed discussion of the drivers noted, see "Income Statement Analysis" below.
Annualized return on average common shareholders' equity ("ROE") and other non-GAAP ROE-derived measures
ROE is calculated by dividing the annualized net income (loss) attributable to common shareholders for any period by the average of the opening and closing shareholders' equity attributable to XL Group. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line.
Annualized operating return on average common shareholders' equity ("Operating ROE") is a non-GAAP financial measure that we consider important in evaluating our operating performance for the same reasons noted in Operating net income above. Operating ROE is a widely used measure of any company's profitability that is calculated by dividing non-GAAP annualized operating net income for any period by the average of the opening and closing common shareholders' equity. In addition, compensation of our senior officers is dependent on, among other factors, the achievement of our performance goals to enhance common shareholder value as measured by Operating ROE (as may be adjusted for certain items as determined by our Management Development and Compensation Committee).
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income ("AOCI") ("Operating ROE ex-AOCI") is an additional non-GAAP measure of our profitability. The most significant component of this financial measure is the exclusion of mark to market fluctuations on our investment portfolio that have not been realized through sales. We believe that this is a meaningful measure because it demonstrates our core performance as a (re)insurance company without the impact of investment market volatility. Operating ROE ex-AOCI is derived by dividing annualized non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
Annualized operating return on average common shareholders' equity excluding integration costs ("Operating ROE ex-integration") is an additional non-GAAP measure of our profitability that eliminates the impacts of integration costs related to the Catlin Acquisition. Integration costs related to the Catlin Acquisition were completed in the second quarter of 2017. Operating ROE ex-integration is derived by dividing non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity.
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

The following table presents the measures discussed above for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
ROE	10.9%	1.5%	9.4pts	8.3%	1.1%	7.2pts
Operating ROE	9.3%	3.6%	5.7pts	7.1%	3.6%	3.5pts
Operating ROE ex-AOCI	10.1%	4.1%	6.0pts	7.7%	3.9%	3.8pts
Operating ROE ex-integration costs	10.5%	5.3%	5.2pts	8.3%	5.3%	3.0pts
Operating ROE ex-integration costs and AOCI	11.4%	5.9%	5.5pts	9.0%	5.8%	3.2pts
Three and six months ended June 30, 2017 vs. 2016: The increases in our ROE and other operating ROE measures for the three and six months ended June 30, 2017 as compared to the same periods of 2016 were mainly due to the drivers noted above for net income and operating net income, respectively. Additionally, integration costs have decreased significantly from the prior year, resulting in lower increases for the measures that exclude integration costs than the measures that include them.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Measures" below.
Book value per common share and other book value-derived measures
We view the change in our book value per common share ("BVPS") and fully diluted book value per share ("Fully diluted BVPS") as additional measures of our performance, representing the value generated for our common shareholders each period, and we believe that these measures are key drivers of our share price over time. BVPS is calculated by dividing common shareholders' equity by the number of outstanding common shares at the applicable period end. Common shares outstanding include all common shares issued and outstanding (as disclosed on the face of the Unaudited Consolidated Balance Sheets) as well as all director share units outstanding. Fully diluted BVPS is calculated by dividing common shareholders' equity by the number of outstanding shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. BVPS and Fully diluted BVPS are affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity (although to a lesser extent for fully diluted BVPS due to the inclusion of diluted securities).
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
The following table presents the measures discussed above at the dates indicated:

(U.S. dollars)	June 30, 2017	March 31, 2017	Change (Three Months)	December 31, 2016	Change (Six Months)
Book value per common share	$42.87	$41.61	$1.26	$40.98	$1.89
Fully diluted book value per common share	$42.15	$41.10	$1.05	$40.33	$1.82
Fully diluted tangible book value per common share	$33.71	$32.83	$0.88	$32.21	$1.50
Three and six months ended June 30, 2017: The increases in our BVPS, Fully diluted BVPS and Fully diluted TBVPS were mainly due to the increased net income as discussed above, the increase in our unrealized gains on investments and the common shares buyback activity in the period, partially offset by the effects of preferred and common dividends.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Financial Measures" below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of our Operating ROE measures for the three and six months ended June 30, 2017 and 2016 and Fully Diluted TBVPS at June 30, 2017 and 2016, as well as information about the outstanding shares and shareholders' equity, which are used in various of the non-GAAP measures:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$301,620	$43,782	$454,463	$65,667
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	34,596	229,742	84,697	465,822
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(7,459)	(85,149)	(40,527)	(186,315)
Net investment income - Life Funds Withheld Assets	(31,439)	(39,146)	(64,803)	(80,706)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(14,945)	6,779	(18,169)	(4,194)
Net income (loss) attributable to common shareholders excluding Contribution from Life Retrocession Arrangements	$282,373	$156,008	$415,661	$260,274
Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	(49,169)	(19,468)	(53,387)	(11,052)
Net realized and unrealized (gains) losses on derivatives	906	(906)	7,975	2,716
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	115	1,818	(1,936)	2,231
Exchange (gains) losses excluding Life Funds Withheld Assets	9,302	(25,879)	9,190	(48,725)
(Provision) benefit for income tax on items excluded from operating income	11,553	(5,126)	13,720	4,391
Operating net income (loss)	$255,080	$106,447	$391,223	$209,835
Integration costs	39,118	52,117	73,067	107,104
(Provision) benefit for income tax on integration costs	(4,147)	(4,446)	(7,745)	(9,108)
Operating net income (loss) (excluding integration costs)	$290,051	$154,118	$456,545	$307,831
Per common share results - diluted:
Net income (loss) attributable to common shareholders	$1.14	$0.15	$1.70	$0.23
Operating net income (loss)	$0.96	$0.37	$1.46	$0.72
Weighted average common shares outstanding:
Basic	260,990	281,793	263,327	286,881
Diluted	264,943	285,082	267,279	290,929
Return on common shareholders' equity:
Opening common shareholders' equity	$10,974,884	$11,688,744	$10,938,512	$11,677,079
Closing common shareholders' equity (at period end)	11,080,552	11,685,188	11,080,552	11,685,188
Average common shareholders' equity for the period	11,027,718	11,686,966	11,009,532	11,681,134
Opening AOCI	844,974	1,094,557	715,546	686,616
Closing AOCI (at period end)	921,165	1,408,587	921,165	1,408,587
Average AOCI for the period	883,070	1,251,572	818,356	1,047,602
Average common shareholders' equity for the period excluding average AOCI	10,144,649	10,435,394	10,191,177	10,633,533
Annualized net income (loss)	1,206,480	175,128	908,926	131,334
Annualized operating net income (loss)	1,020,320	425,788	782,446	419,670
Annualized operating net income (loss) (excluding integration costs)	1,160,206	616,473	913,090	615,663
Annualized operating return on average common shareholders' equity	9.3%	3.6%	7.1%	3.6%
Annualized operating return on average common shareholders' equity excluding AOCI	10.1%	4.1%	7.7%	3.9%
Annualized operating return on average common shareholders' equity excluding integration costs	10.5%	5.3%	8.3%	5.3%
Annualized operating return on average common shareholders' equity excluding integration costs and AOCI	11.4%	5.9%	9.0%	5.8%

	June 30, 2017	March 31, 2017	December 31, 2016
Book value per common share:
Closing common shares outstanding - basic	258,489	263,774	266,927
Closing common shares outstanding - diluted	262,859	267,008	271,225
Book value per common share	$42.87	$41.61	$40.98
Fully diluted book value per common share	$42.15	$41.10	$40.33
Goodwill and other intangible assets	$2,219,390	$2,208,612	$2,203,653
Tangible book value	$8,861,162	$8,766,272	$8,734,859
Fully diluted tangible book value per common share	$33.71	$32.83	$32.21
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

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and six months ended June 30, 2017 have been affected by, among other things, the following significant items:

1)	The impact of the decrease of the discount rate used to calculate lump sum awards in U.K. bodily injury cases ("Ogden Rate");
2)    The impact of natural catastrophe loss events;
3)     The current underwriting environment; and
4)    Market movement impacts on our investment portfolio.
1)     Impact of decrease to the Ogden Rate
The U.K. Ministry of Justice's announcement in February 2017 of a significant decrease to the Ogden Rate from +2.5% to -0.75%, a decrease of 325 basis points and the first rate change since 2001, was effective on March 20, 2017.
The Company recognized approximately $75 million as the pre-tax impact of the rate change on the Company's carried reserves for relevant lines of business, primarily related to our U.K. motor business in the Reinsurance segment. Classes of business impacted by this rate change are U.K. motor bodily injury, U.K. employer's liability, and U.K. public liability. Impacts on the Insurance segment were modest due to the low level of U.K. bodily injury claims in our portfolio as well as reinsurance protections.
We have not been a large writer of U.K. motor business, but have some exposure from business written on a non-proportional reinsurance basis. This portfolio was scaled back beginning in 2009 as periodical payment orders became more prevalent and more costly. For the year ended December 31, 2016, the Company's gross U.K. motor premiums were under $10 million.
2)     The impact of natural catastrophe loss events
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the three and six months ended June 30, 2017 and 2016:

	Natural Catastrophe Underwriting Losses		Natural Catastrophe Loss Ratio Impact
	Three Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Insurance	$79,389	$97,230	4.8%	5.8%
Reinsurance	12,759	142,866	1.5%	17.9%
Total P&C	$92,148	$240,096	3.7%	9.8%

	Six Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Insurance	$149,719	$132,513	4.6%	4.0%
Reinsurance	38,504	160,359	2.2%	10.6%
Total P&C	$188,223	$292,872	3.8%	6.1%

The Company's loss estimates are based on its review of individual treaties and policies expected to be impacted, along with available client and industry data. These estimates involve exercise of considerable judgment. Given that the facts are still developing, as well as the complexities of the nature of the events, there is considerable uncertainty associated with the loss estimates for these events and such estimates are accordingly subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
3)     The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
For the three months ended June 30, 2017, pricing in the Insurance segment was down 2%. Our International business lines improved approximately 3% for the quarter as increases in casualty were partially offset by modest rate decreases in property. Our North America business lines were down 2% driven by our professional and property lines partially offset by modest price increases in the risk management and excess casualty books. Our Global Lines businesses continued to be most adversely impacted, with rates down over 3%, driven by continued competitive conditions across the portfolio. For the six months ended June 30, 2017, pricing was down approximately 2% with the trends largely consistent with the quarterly information provided.
Gross premiums written for the three months ended June 30, 2017 were up by 3%, or $65 million on a reported basis compared to the same period of 2016, and when we normalize for foreign exchange, up by approximately 5% in the quarter. Most of this growth was in our North America and International business groups offset by reduced top line in Global Lines. For the six months ended June 30, 2017, gross premiums written were up 5%, and when we normalize for foreign exchange, up by approximately 7%. See "Income Statement Analysis - Insurance," for further discussion of our premium movements.
The trading environment for our core lines of business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three months ended June 30, 2017, the underwriting environment has continued to be challenging, however rate decreases continued to decelerate in most classes and regions. For the three months ended June 30, 2017, we experienced rate decreases of approximately 1% across the Reinsurance segment compared to the prior year period.
Our top line decreased by approximately 4% on a combined basis for the three months ended June 30, 2017 compared to the prior year period after adjusting for foreign exchange and reinstatement premiums, primarily due to a non-recurring treaty written in the second quarter of 2016.
Our global catastrophe rates continue to fall, roughly 3% for the three months ended June 30, 2017, and 6% for the six months ended June 30, 2017. These decreases are comparable to the rate decreases seen in the same periods of 2016. On the remainder of the property treaty portfolio our rates are down approximately 1% while our casualty portfolio rates were up 1% over the three and six months ended June 30, 2016.
Despite continued difficult market conditions and increased non-catastrophe accident year activity, the Reinsurance segment was able to generate an underwriting profit while maintaining underwriting discipline.
4)     Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended June 30, 2017, the positive mark to market change of $143.3 million on our AFS investments, including Other Investments, was primarily driven by a slight decline in government interest rates and tightening Corporate credit spreads in the U.S. as well as positive movement in our equity portfolio from increases in equity index prices. This represents an approximately 0.4% appreciation in the average fair market value of total investments including cash for the three months ended June 30, 2017.

The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended June 30, 2017:

	Interest Rate Movement for the three months ended June 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2017 (1) (‘+’/‘-’ represents widening / tightening of interest rates)	Equity Market Price Movement for the three months ended June 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	-3 basis points (5 year Treasury)	-8 basis points (U.S. Corporate A rated)	+3.61% (MSCI All Countries World)
		+5 basis points (U.S. Mortgage Master Index)	+2.57% (S&P500 Index)
United Kingdom	+13 basis points (5 year Gilt)	-7 basis points (U.K. Corporate, AA rated)
Euro-zone	+16 basis points (5 year Bund)	-12 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended June 30, 2017 totaled $49.2 million, including net realized gains of $50.4 million from sales of fixed maturities, partially offset by net realized losses of approximately $1.2 million related to Other-Than-Temporary Impairment ("OTTI") charges on certain of the Company's fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.
During the six months ended June 30, 2017, the positive mark to market change of $260.9 million on our AFS investments, including Other Investments, was primarily driven by a slight decline in government interest rates and tightening corporate credit spreads in the U.S. as well as positive movement in our equity portfolio from increases in equity index prices. This represents an approximately 0.7% appreciation in the average fair market value of total investments including cash for the six months ended June 30, 2017.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the six months ended June 30, 2017:

	Interest Rate Movement for the six months ended June 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2017 (1) (‘+’/‘-’ represents widening / tightening of interest rates)	Equity Market Price Movement for the six months ended June 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	-4 basis points (5 year Treasury)	-16 basis points (U.S. Corporate A rated)	+10.25% (MSCI All Countries World)
		+17 basis points (U.S. Mortgage Master Index)	+8.24% (S&P500 Index)
United Kingdom	+22 basis points (5 year Gilt)	-6 basis points (U.K. Corporate, AA rated)
Euro-zone	+31 basis points (5 year Bund)	-14 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the six months ended June 30, 2017 totaled $53.4 million, including net realized gains of $61.5 million from sales of fixed maturities partially offset by net realized losses of approximately $8.1 million related to OTTI charges on certain of the Company's fixed income investments. For further analysis of this, see "Income Statement Analysis - Investment Activities" below.

OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities and monitoring regulatory change.
Catlin Integration
We closed the Catlin Acquisition on May 1, 2015. Management has been highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this significant acquisition. Following the initial announcement of the proposed transaction, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing and implemented that plan following the closing of that transaction. Integration costs related to the Catlin Acquisition were completed in the second quarter of 2017.
Capital Management
Fundamental to supporting our business model is our ability to underwrite business, which is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that we are downgraded, our ability to write business, as well as our financial condition or results of operations, could be adversely affected. Managing our capital, debt and leverage is an important part of maintaining the necessary ratings position.
Buybacks of Ordinary and Common Shares
For a discussion of our share buyback activity, please see Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein.
Buybacks of Preference Shares and Repurchase of Debt
For a discussion of the tender offer which expired on July 6, 2017, in which we repurchased preference shares and subordinated notes issued by our subsidiary, XLIT, please see Item 1, Note 13, "Share Capital," and Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein, respectively.
Issuance of Debt
On June 29, 2017, the Company issued fixed to floating rate subordinated notes. For further discussion, please see Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
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

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at June 30, 2017 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at June 30, 2017 (3)
North Atlantic	Windstorm	April 1, 2017	$1,069	9.1%	$1,973	16.8%
North America	Earthquake	April 1, 2017	$995	8.5%	$1,557	13.2%
Europe	Windstorm	April 1, 2017	$824	7.0%	$1,064	9.1%
Japan	Earthquake	April 1, 2017	$740	6.3%	$1,042	8.9%
Japan	Windstorm	April 1, 2017	$538	4.6%	$679	5.8%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

(3)
Adjusted Tangible Capital ($11.8 billion), a non-GAAP measure, is defined as Total Shareholders’ Equity ($13.1 billion) plus (i) outstanding subordinated notes due 2025 ($493.7 million), 2045 ($489.0 million) and 2047 ($558.3 million) less (ii) Goodwill and Other Intangible Assets ($2.2 billion) and less (iii) Adjusted Accumulated Other Comprehensive Income ($667.6 million), which is defined as Accumulated Other Comprehensive Income ($921.2 million) plus Shadow Adjustments, as defined in Item 1, Note 15, "Accumulated Other Comprehensive Income (Loss)," to the Unaudited Consolidated Financial Statements included herein ($203.5 million) less gross unrealized gains resulting from Life Funds Withheld Assets ($457.0 million).

Regulatory Change
We continue to monitor and assess regulatory initiatives and legislation relevant to our business. In particular, we continue to monitor closely and assess proposals regarding national, regional and global capital standards that impact us or in the future could impact us.
See "Business - Regulation," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional discussion of regulatory matters, including group supervision and Solvency II. In addition, see "Brexit-Related Recent Developments" below for a discussion of the referendum held on June 23, 2016 in which the U.K. electorate voted that the U.K. should withdraw from the E.U. ("Brexit").
Brexit-Related Recent Developments
The U.K. provided formal notice of its decision to exit the E.U. under article 50 of the Treaty on European Union on March 29, 2017. Delivery of this notice commences a two year process during which the U.K. and E.U. will endeavor to negotiate the terms of the U.K.'s exit. Unless this period is extended, the U.K. will automatically exit the E.U. with or without an agreement in place, after two years. While Brexit did not materially affect our financial condition or results of operations for the six months ended June 30, 2017, no member country has left the E.U. to date, and the rules for exit under article 50 are brief, which has and may continue to create the potential for related political, monetary, economic and legal uncertainty. Such uncertainties are expected to continue to have meaningful repercussions in future periods.
We continue to review our European legal entity structure to consider possible changes that may need to be made to preserve our E.U.-domiciled entities' "passporting" regime. Passporting means that an E.U.-domiciled entity can provide insurance or reinsurance, as applicable, in another E.U. member state while only being regulated by the regulator in its country of domicile. Like the rest of the industry, our considerations are progressing, but at this point it is premature to make any final structural determinations. However, at this stage, we believe that we are well-positioned by virtue of the fact that our primary U.K.-domiciled insurance carrier is structured as a Societas Europaea ("SE"), which we anticipate will provide some advantages by allowing us to move the legal entity to another E.U. country during the negotiation period without some of the complexities that would be otherwise involved for other entity structures. In addition, our primary reinsurance carrier is an Irish-domiciled SE.
Currently, Lloyd's is wholly reliant on the passporting regime to do business across the E.U. On March 29, 2017, Lloyd's of London ("Lloyd's") announced that it intends to set up a new insurance company in Brussels, Belgium, to serve as an E.U. hub post-Brexit, which it anticipates will commence operations in January 2019. Given that we are one of the largest managing agents at Lloyd's, management is closely monitoring Lloyd's ability to successfully implement its post-Brexit strategy with the E.U.
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
In addition to the potential impact on our ability to passport within the E.U., management is also focused on the impact of Brexit on the free movement of our approximately 2,000 employees within the E.U. A curtailment post-Brexit of free movement of workers between the U.K. and the E.U. could impact the availability and cost of attracting and retaining talent. For more information regarding Brexit, see Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Gross premiums written	$2,576,754	$2,512,012	2.6%
Net premiums written	1,741,201	1,780,192	(2.2)%
Net premiums earned	1,652,304	1,696,720	(2.6)%
Less: Net losses and loss expenses	1,077,087	1,095,739	(1.7)%
Less: Acquisition costs	231,908	232,414	(0.2)%
Less: Operating expenses	288,681	307,468	(6.1)%
Underwriting profit (loss)	$54,628	$61,099	(10.6)%
Net results – structured products	1,981	2,765	(28.4)%
Net fee income and other (expense)	(2,826)	(3,749)	(24.6)%

Gross Premiums Written
The following table summarizes our gross premiums written by underwriting business group for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Global Lines	$948,651	$996,998	(4.8)%
International	519,903	542,255	(4.1)%
North America	1,108,200	972,759	13.9%
Total	$2,576,754	$2,512,012	2.6%

Gross premiums written increased by 2.6%. When evaluated in local currency, our gross premiums written increased by 4.5%. The unfavorable foreign exchange effect on our gross premiums written was mainly due to the weakening of the British Pound against the U.S. dollar. Please see the "Significant Items Affecting the Results of Operations - Underwriting Environment" section above for further information on our underwriting strategy, the effects of which are discussed below.
The following is a summary of premium movements by underwriting business group:

▪
Global Lines - decrease of 4.8% is mainly driven by lower premium production in energy, aerospace and London wholesale business lines. These decreases were partially offset by higher new business in political risk & trade credit.

▪
International - decrease of 4.1% is attributable to lower premium volume in international property lines and international casualty lines, partially offset by higher new business in international financial lines.

▪
North America - increase of 13.9% due to the higher new and renewal business in global risk management, higher new business in U.S. programs and higher retention in the U.S. professional business lines.

Net Premiums Written
The decrease of 2.2% resulted from the change in mix of gross written premium across our three underwriting groups described above each with differing levels of retention.
Net Premiums Earned
The decrease of 2.6% is primarily attributable to the decrease in net premiums written noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	65.2%	64.6%	0.6
Acquisition expense ratio	14.0%	13.7%	0.3
Operating expense ratio	17.5%	18.1%	(0.6)
Underwriting expense ratio	31.5%	31.8%	(0.3)
Combined ratio	96.7%	96.4%	0.3
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended		Percentage
	June 30,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	65.2%	64.6%	0.6
Prior year development	1.0%	2.0%	(1.0)
Loss ratio excluding prior year development	66.2%	66.6%	(0.4)
Net natural catastrophe losses	(4.8)%	(5.8)%	1.0
Loss ratio excluding prior year development and net natural catastrophe losses	61.4%	60.8%	0.6
Loss Ratio - excluding prior year development
The 0.4 percentage point decrease in the loss ratio excluding prior year development represents a lower level of natural catastrophe activity for the three months ended June 30, 2017 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2017 were $17.8 million lower than in the same period of 2016. Excluding prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2017 compared to the same period of 2016 deteriorated by 0.6 percentage points to 61.4% due to deteriorations in our view of the 2017 loss ratio driven by the U.S. casualty excess and surplus and international financial lines management liability books, partially offset by better attritional and large loss experience across property lines.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by lines of business relating to the Insurance segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Professional	$(56,385)	$1,161
Casualty and other	(70,904)	(45,473)
Property	93,455	11,429
Specialty	16,607	(572)
Total	$(17,227)	$(33,455)
Net favorable prior year reserve development was $17.2 million for the three months ended June 30, 2017, mainly attributable to the following:

•
For Professional lines, net prior year development was $56.4 million favorable. This was driven by releases of better than expected loss experience in North America, partially offset by strengthening in the international financial lines management liability book to reflect significant large loss experience.

•
For Casualty lines, net prior year development was $70.9 million favorable. This was driven by better than expected loss experience on mature years of a North America excess casualty book resulting in releases of $50.4 million, as well as reductions to reflect better than expected loss experience reported on North America construction and global risk management. This was partially offset by strengthening to reflect worse than expected loss experience reported on the excess and surplus portfolios.

•
For Property lines, net prior year development was $93.5 million unfavorable. This was driven by deteriorations in our view of the London wholesale property book which led to strengthening of $49.3 million, and significant adverse large loss experience on the energy property book resulting in a strengthening of $38.2 million.

•
For Specialty lines, net prior year development was $16.6 million unfavorable driven by worse than expected large loss experience in more recent years in the crisis management and political risk & trade credit portfolios.

Underwriting Expense Ratio
The improvement of 0.3 percentage points was primarily due to a decrease in the operating expense ratio of 0.6 percentage points partially offset by a deterioration in the acquisition expense ratio of 0.3 percentage points, as follows:

▪	Operating expense ratio - decreased due to synergies realized from the Catlin Acquisition.

▪	Acquisition expense ratio - increased due to lower profit commission recognition on our whole account quota share reinsurance as compared to prior year.
Net Results - Structured Products
Net results from structured insurance products decreased by 28.4% to $2.0 million compared to the prior year quarterly result of $2.8 million. The results include net investment income of $6.8 million and $7.6 million for the three months ended June 30, 2017 and 2016, respectively, and interest expense of $4.9 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively.
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Gross premiums written	$977,676	$1,018,766	(4.0)%
Net premiums written	905,240	942,419	(3.9)%
Net premiums earned	861,789	831,984	3.6%
Less: Net losses and loss expenses	451,996	536,647	(15.8)%
Less: Acquisition costs	200,394	186,283	7.6%
Less: Operating expenses	69,435	68,260	1.7%
Underwriting profit (loss)	$139,964	$40,794	N/M
Net results – structured products	942	(706)	N/M
Net fee income and other	694	1,248	(44.4)%
__________

*	N/M - Not Meaningful

Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Bermuda	$414,352	$425,744	(2.7)%
North America	191,106	217,424	(12.1)%
London	184,782	179,384	3.0%
EMEA	46,307	87,349	(47.0)%
LAC	141,129	108,865	29.6%
Total	$977,676	$1,018,766	(4.0)%
Gross premiums written decreased by 4.0% mainly due to a non-recurring premium transaction in the second quarter of 2016. Current period new business has offset cancellations within the segment. When evaluated in local currency, our gross premiums written decreased by 3.9%.
The following is a summary of the premium movements by region:

▪
Bermuda - decrease of 2.7% is primarily driven by rate reductions within property treaty lines and a reduction of renewals in the period compared to the same prior year period, particularly impacting the property catastrophe line of business.

▪
North America - decrease of 12.1% is largely attributable to a specific cancellation within the accident & health division, with the cedant exiting the market, along with non-renewals in the casualty line of business.

▪
London - increase of 3.0% is primarily due to additional new business and increased shares written within the property lines. In addition, the casualty lines benefited from changes to the renewal dates of some policies. These increases were partially offset by foreign exchange losses.

▪
EMEA - decrease of 47.0% is mainly due to a non-recurring treaty in the second quarter of 2016 within the casualty auto business. In addition, the region was negatively impacted by a premium adjustment in a professional indemnity contract, as the client exited this line of business.

▪	LAC - increase of 29.6% is driven predominantly by upward premium adjustments within the crop lines of business and property treaty.
Net Premiums Written
The decrease of 3.9% largely resulted from the gross written premium reductions as outlined above.

Net Premiums Earned
The increase of 3.6% is mainly attributable to the earning impact of a material new contract written within Bermuda during the fourth quarter of 2016, partially offset by the earned impact in the second quarter of 2016 from a non-recurring premium transaction in EMEA where premiums were earned immediately.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	52.4%	64.5%	(12.1)
Acquisition expense ratio	23.3%	22.4%	0.9
Operating expense ratio	8.1%	8.2%	(0.1)
Underwriting expense ratio	31.4%	30.6%	0.8
Combined ratio	83.8%	95.1%	(11.3)
The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended		Percentage
	June 30,		Point Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	52.4%	64.5%	(12.1)
Prior year development	8.1%	7.8%	0.3
Loss ratio excluding prior year development	60.5%	72.3%	(11.8)
Net natural catastrophe losses	(1.5)%	(17.9)%	16.4
Loss ratio excluding prior year development and net natural catastrophe losses	59.0%	54.4%	4.6
Loss Ratio - excluding prior year development
The 11.8 percentage point improvement in the loss ratio excluding prior year development in the three months ended June 30, 2017 was primarily a result of lower natural catastrophe losses, net of recoveries and reinstatement premiums being $130.1 million, or 16.4 percentage points, lower than in the same period of 2016. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2017 compared to the same period of 2016 deteriorated by 4.6 percentage points to 59.0% due to the mix of business, unfavorable loss experience in short tail lines and a large facultative loss in Asia Pacific.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Property and other short-tail lines	$(55,109)	$(9,729)
Casualty and other long-tail lines	(14,396)	(55,446)
Total	$(69,505)	$(65,175)
Net favorable prior year reserve development was $69.5 million for the three months ended June 30, 2017, mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $55.1 million. Details of the significant components are as follows:

▪	For property catastrophe lines, net prior year development was $12.9 million favorable, primarily due to better than expected experience on attritional losses.

▪
For property other lines, net prior year development was $46.6 million favorable, mainly due to better than expected experience on attritional losses on the property facultative and treaty book and due to releases on natural catastrophe and large losses on the property treaty book.

•	For specialty lines, net prior year development was $4.4 million unfavorable, largely due to minor development on large aviation losses.

•	Net favorable prior year development for the long-tail lines totaled $14.4 million. Details of the significant components are as follows:

•	For casualty lines, net prior year development was $14.3 million favorable primarily due to better than expected experience on attritional losses.

•	For other lines, net prior year development was $0.1 million favorable.
Underwriting Expense Ratio
The deterioration of 0.8 percentage points was due to a deterioration in the acquisition expense ratio of 0.9%, partially offset by an improvement in the operating expense ratio of 0.1% as follows:

•
Acquisition expense ratio - deterioration predominantly resulting from a change in product mix as a result of a material new inception written in Bermuda during fourth quarter of 2016 which had an earned acquisition impact.

•	Operating expense ratio - improvement was attributable to continuing synergies realized due to the Catlin Acquisition.
Net Results - Structured Products
Net results from structured reinsurance products increased to $0.9 million compared to the prior year quarterly result of $(0.7) million. The results include net investment income of $6.7 million and $6.5 million for the three months ended June 30, 2017 and 2016, respectively, offset by interest expense of $5.7 million and $7.2 million for the three months ended June 30, 2017 and 2016, respectively. The lower net results in the prior year is mainly due to the increased interest expenses caused by the commutation of a structured indemnity contract.
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
Run-Off Life Operations
As noted in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, in May 2014, we ceded the majority of our life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). In November 2015, we ceded the vast majority of our remaining life reinsurance reserves under the U.S. Term Life Retro Arrangements.
Impact of GreyCastle Life Retro Arrangements
As noted in Item 1, Note 5(b), "Derivative Instruments - Other Non-Investment Derivatives," to the Unaudited Consolidated Financial Statements included herein, although our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is minimal impact, if any, on our comprehensive income in any period.
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
During the three months ended June 30, 2017, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $9.1 million. Included within this negative result are net realized losses of $8.0 million. Additionally, the net investment income of $8.2 million is offset by a net underwriting loss of $6.3 million and interest expense of $3.0 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the XL Group Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are calculated by using a time-weighted, geometrically linked rate of return calculation that is in accordance with current industry standards, for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
Total Return on Investments (1)	1.0%	1.5%

Hedge fund portfolio (2) (3)	0.9%	(0.1)%
Equity portfolio (2)	1.0%	2.6%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on these portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the three months ended May 31, 2017 and May 31, 2016, respectively, for both equity and non-equity accounted hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended June 30, 2017 and 2016:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net investment income - excluding Life Funds Withheld Assets	$177,235	$176,242	0.6%
Net income (loss) from investment fund affiliates	30,818	13,179	133.8%
Net realized gains (losses) on investments	49,169	19,468	152.6%
Net realized and unrealized gains (losses) on derivative instruments (1)	(906)	906	N/M
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The increase of 0.6% compared to the prior year period was primarily due to active sector rotation and portfolio management activities, offset by a reduction in investments' yields as a result of lower reinvestment rates, cash outflows from the investment portfolio and negative foreign exchange movements.
We estimate that approximately $2.9 billion of assets with an average gross book yield of 2.2% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended June 30, 2017 on our portfolio of 2.1%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method, as well as certain co-investment holdings sourced for us by the managers of affiliate funds also accounted for under the equity method.
Performance for the three months ended June 30, 2017 was very strong as compared to the same period in 2016 and was driven by solid results in both hedge funds investments and private equity affiliates. The Company's hedge funds investments produced solid performance for the period, outperforming prior year results for the same period driven mainly by our long/short equity managers. The Company's private equity investments also produced solid performance compared to prior quarter results driven mainly by returns from investments in financial services sector funds, turnaround funds and several related co-investments. The results for private credit funds lagged slightly behind the prior year quarter, slightly offsetting the positive results noted above.

Net Realized Gains and Losses on Investments
Net realized gains on investments of $49.2 million in the three months ended June 30, 2017 included net realized gains of $50.4 million, which resulted primarily from sales of corporate fixed maturities, equities and other investments. These amounts were offset by losses of approximately $1.2 million related to the OTTI charges on certain of our other investments and fixed income investments. See Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein for further discussion.
Net realized gains on investments of $19.5 million in the three months ended June 30, 2016 included net realized gains of $52.0 million, which resulted primarily from sales of U.S. Government fixed maturities and equities. These amounts were offset by losses of approximately $32.5 million related to the OTTI charges on certain of our fixed income and equity investments.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized losses on derivative instruments of $0.9 million in the three months ended June 30, 2017 resulted mainly from net losses from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. For a further discussion, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net income (loss) from operating affiliates	$42,704	$21,418	99.4%
Exchange (gains) losses	(5,643)	(19,100)	(70.5)%
Corporate operating expenses	102,162	133,185	(23.3)%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(34,596)	(229,742)	(84.9)%
Interest expense (1)	43,422	43,733	(0.7)%
Income tax expense (benefit)	29,006	2,467	N/M
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful

Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2017 and 2016:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net income (loss) from investment manager affiliates	$36,108	$15,142	138.5%
Net income (loss) from strategic operating affiliates	6,596	6,276	5.1%
Net income (loss) from operating affiliates	$42,704	$21,418	99.4%

Net Income from Investment Manager Affiliates
The results for the three months ended June 30, 2017 reflect a significant increase as compared to the prior year primarily due to the gain on sale of one of our investment manager affiliates. We also saw solid returns from other investment manager affiliates in the quarter.
Net Income from Strategic Operating Affiliates
The significant increase was largely due to the solid results from one of our strategic operating affiliates as well as strong results generated from an investment within our value investing strategy team as compared to the prior year period.

Exchange Gains and Losses
The foreign exchange gains of $5.6 million in the three months ended June 30, 2017 were principally a result of the impact of the weakening of the U.S. dollar against the Euro and Swiss Franc on net monetary assets denominated in those currencies. These were partially offset by the effect of the weakening of the U.S. dollar against the British Pound on net monetary liabilities in that currency. In the three months ended June 30, 2016, foreign exchange gains of $19.1 million were principally a result of the impact of the strengthening of the U.S. dollar against our British Pound denominated liabilities held in U.S. dollar denominated units.
Corporate Operating Expenses
The decrease of 23.3% was primarily due to lower integration expenses related to the Catlin Acquisition and synergies realized during the past year, reflecting our continuing focus on operating efficiency and leveraging our underwriting platform.
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
Income Tax Expense
A tax charge of $29.0 million and $2.5 million was incurred in the three months ended June 30, 2017 and 2016, respectively. The tax charge recognized in these periods reflects the combination of our expected full year effective tax rate applicable to each of the years applied to our pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income, and discrete tax adjustments which are not part of the effective tax rate with respect to operating income. The tax on items excluded from operating net income is calculated at the applicable jurisdictional effective tax rate.
Segment Results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Gross premiums written	$5,270,970	$5,015,984	5.1%
Net premiums written	3,249,792	3,284,126	(1.0)%
Net premiums earned	3,287,619	3,290,594	(0.1)%
Less: Net losses and loss expenses	2,137,450	2,095,331	2.0%
Less: Acquisition costs	442,391	457,872	(3.4)%
Less: Operating expenses	574,410	619,900	(7.3)%
Underwriting profit (loss)	$133,368	$117,491	13.5%
Net results – structured products	4,250	3,987	6.6%
Net fee income and other (expense)	(859)	(7,611)	(88.7)%

Gross Premiums Written
The following table summarizes our gross premiums written by underwriting group for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Global Lines	$1,947,057	$1,990,265	(2.2)%
International	1,359,881	1,240,733	9.6%
North America	1,964,032	1,784,986	10.0%
Total	$5,270,970	$5,015,984	5.1%
Gross premiums written increased by 5.1%. When evaluated in local currency, our gross premiums written increased by 6.5%. The unfavorable foreign exchange effect on our gross premiums written was mainly due to a weakening of the Euro and British Pound against the U.S. dollar impacting business written in these currencies.
The following is a summary of other premium movements by underwriting groups:

▪
Global Lines - decrease of 2.2% is mainly driven lower new and renewal premiums in aerospace, lower retentions in energy property and lower premium production in the London wholesale property and accident & health business lines. These decreases were partially offset by an increase in new business in political risk & trade credit.

▪	International - increase of 9.6% is attributable to growth in international property lines and international financial lines.

▪
North America - increase of 10.0% due to higher new and renewal business in global risk management, higher new business in U.S. programs, and higher than expected enrollments in existing programs in our construction sub-contractor default business.

Net Premiums Written
The decrease of 1.0% largely resulted from an increase in ceded premium written driven by higher subject premium volume and changes in the global reinsurance structure, mostly offset by the increase in gross premiums written, noted above.
Net Premiums Earned
The decrease of 0.1% reflects minor variances in both gross and ceded earned premium.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	65.0%	63.7%	1.3
Acquisition expense ratio	13.5%	13.9%	(0.4)
Operating expense ratio	17.4%	18.8%	(1.4)
Underwriting expense ratio	30.9%	32.7%	(1.8)
Combined ratio	95.9%	96.4%	(0.5)

The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the six months ended June 30, 2017:

	Six Months Ended		Percentage
	June 30,		Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	65.0%	63.7%	1.3
Prior year development	0.7%	1.3%	(0.6)
Loss ratio excluding prior year development	65.7%	65.0%	0.7
Net natural catastrophe losses	(4.6)%	(4.0)%	(0.6)
Loss ratio excluding prior year development and net natural catastrophe losses	61.1%	61.0%	0.1
Loss Ratio - excluding prior year development
The 0.7 percentage point increase in the loss ratio excluding prior year development was primarily due to an increase in natural catastrophe activity year over year. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2017 were $17.2 million higher than in the same period in 2016. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the six months ended June 30, 2017 compared to the same period of 2016 deteriorated by 0.1 percentage points to 61.1%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by underwriting division relating to the Insurance segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Professional	$(56,390)	$1,500
Casualty	(75,674)	(45,665)
EPC	93,536	8,984
Specialty	16,659	(9,632)
Total	$(21,869)	$(44,813)
For further information on the net favorable prior year reserve development for the six months ended June 30, 2017 and 2016, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Underwriting Expense Ratio
The improvement of 1.8 percentage points was due to a decrease in the operating expense ratio of 1.4 percentage points combined with a decrease in the acquisition expense ratio of 0.4 percentage points, as follows:

▪	Operating expense ratio - decrease of 1.4 percentage points due to synergies realized from the Catlin Acquisition.

▪	Acquisition expense ratio - we experienced a slight decrease in the gross commission ratio driven largely by changes to the business mix.
Net Results - Structured Products
Net results from structured insurance products increased 6.6% to $4.3 million from the prior year result of $4.0 million. The results include net investment income of $13.7 million and $13.5 million for the six months ended June 30, 2017 and 2016, respectively, and net interest expense of $9.4 million and $9.5 million, for the six months ended June 30, 2017 and 2016, respectively.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Net Fee Income and Other
The decrease compared to the same period of 2016 in net fee income and other was driven by Global Lines discontinued business lines.
Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Gross premiums written	$2,905,066	$2,874,109	1.1%
Net premiums written	2,376,409	2,500,080	(4.9)%
Net premiums earned	1,745,955	1,589,556	9.8%
Less: Net losses and loss expenses	975,089	919,540	6.0%
Less: Acquisition costs	424,473	362,631	17.1%
Less: Operating expenses	141,192	147,494	(4.3)%
Underwriting profit (loss)	$205,201	$159,891	28.3%
Net results – structured products	1,587	42	N/M
Net fee income and other	1,380	2,085	(33.8)%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by region for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Bermuda	$868,069	$818,779	6.0%
North America	496,902	506,767	(1.9)%
London	492,648	488,573	0.8%
EMEA	588,239	624,039	(5.7)%
LAC	459,208	435,951	5.3%
Total	$2,905,066	$2,874,109	1.1%
Gross premiums written increased by 1.1%, primarily driven by new business and increased shares, which were partially offset by cancellations and foreign exchange losses. When evaluated in local currency, our gross premiums written increased by 2.7%.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 6.0% is primarily due to new business written within the property line of business, in addition to the renewal of a certain multi-year deal within casualty lines during the first quarter of 2017. These increases were partially offset by foreign exchange losses and cancellations predominantly within whole account lines.

▪
North America - decrease of 1.9% is largely attributable to non-renewals within the casualty and accident & health lines, in addition to prior year premium adjustments mainly within casualty. These reductions were partially offset by new business written in 2017.

▪
London - increase of 0.8% is primarily due to additional new business and increased shares written within the property lines. In addition, the casualty lines benefited from changes to the renewal dates of some policies. These increases were partially offset by foreign exchange losses and prior year premium adjustments.

▪
EMEA - decrease of 5.7% is due to cancellations in the current year, a non-recurring treaty in the second quarter of 2016 within the casualty auto business and foreign exchange losses. The reductions have been partially offset by new business and positive prior year premium adjustments recorded during 2017.

▪
LAC - increase of 5.3% is driven by new business within property treaty and credit, along with positive prior year premium adjustments recorded during 2017, mainly within the crop lines of business. These increases have been partially offset by cancellations.

Net Premiums Written
The decrease of 4.9% largely resulted from an increase in outwards catastrophe protection purchased in the current year.
Net Premiums Earned
The increase of 9.8% is mainly attributable to the earning impact of a material new contract written within Bermuda during the fourth quarter of 2016. In addition to the impact of this contract, there were additional earned premiums resulting from a refinement of the earning patterns within the European engineering book. Offsetting these increases are the non-recurring premium transactions written in EMEA in the second quarter of 2016 where significant premiums were earned immediately.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	55.8%	57.8%	(2.0)
Acquisition expense ratio	24.3%	22.8%	1.5
Operating expense ratio	8.1%	9.3%	(1.2)
Underwriting expense ratio	32.4%	32.1%	0.3
Combined ratio	88.2%	89.9%	(1.7)
The loss and loss expense ratio includes net losses incurred for both the reported period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended		Percentage
	June 30,		Change
	2017	2016	2017 vs 2016
Loss and loss expense ratio	55.8%	57.8%	(2.0)
Prior year development	2.4%	6.2%	(3.8)
Loss ratio excluding prior year development	58.2%	64.0%	(5.8)
Net natural catastrophe losses	(2.2)%	(10.6)%	8.4
Loss ratio excluding prior year development and net natural catastrophe losses	56.0%	53.4%	2.6
Loss Ratio - excluding prior year development
The 5.8 percentage point improvement in the loss ratio excluding prior year development in the six months ended June 30, 2017 was primarily a result of lower natural catastrophe losses. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2017 were $121.9 million or 8.4 percentage points lower than in the same period of 2016. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums, the loss ratio for the six months ended June 30, 2017 compared to the same period of 2016 deteriorated 2.6 percentage points to 56.0% primarily due to the mix of business, higher attritional loss experience in short tail lines and a large facultative loss in Asia Pacific.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2017	2016
Property and other short-tail lines	$(110,025)	$(38,421)
Casualty and other long-tail lines	69,166	(58,808)
Total	$(40,859)	$(97,229)

For further information on the net favorable prior year reserve development for the six months ended June 30, 2017 and 2016, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Underwriting Expense Ratio
The deterioration of 0.3 percentage points was due to a deterioration in the acquisition expense ratio of 1.5%, partially offset by an improvement in the operating expense ratio of 1.2%, as follows:

•
Acquisition expense ratio - deterioration predominately resulting from a change in the product mix mainly as a result of a material new inception written in Bermuda during the fourth quarter of 2016, which had an earned acquisition impact.

•	Operating expense ratio - improvement was attributable to synergies realized due to the Catlin Acquisition and increased operating leverage.
Net Results - Structured Products
Net results from structured reinsurance products increased to $1.6 million compared to the prior year period net results of $0.04 million. The results include net investment income of $13.2 million for the six months ended June 30, 2017 and 2016, respectively, partially offset by interest expense of $11.7 million and $13.2 million, respectively. The lower net results in the prior year is mainly due to additional interest expense caused by the the commutation of a structured indemnity contract.
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
Impact of GreyCastle Life Retro Arrangements
As noted in Item 1, Note 5(b), "Derivative Instruments - Other Non-Investment Derivatives," to the Unaudited Consolidated Financial Statements included herein, although our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is minimal impact, if any, on our comprehensive income in any period.
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
During the six months ended June 30, 2017, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $11.0 million. Included within this result are net realized losses of $8.5 million. Additionally, the net investment result of $15.4 million is partially offset by a net underwriting loss of $11.9 million and interest expense of $6.0 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the RFC. The following is a summary of the investment portfolio returns, which are calculated by using a time-weighted, geometrically linked rate of return calculation that is in accordance with current industry standards, for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Total Return on Investments (1)	1.9%	3.2%

Hedge fund portfolio (2) (3)	3.0%	(1.1)%
Equity portfolio (2)	6.8%	3.1%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the six months ended May 31, 2017 and 2016, respectively, for both equity and non-equity accounted hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the six months ended June 30, 2017 and 2016:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net investment income - excluding Life Funds Withheld Assets	$344,403	$340,568	1.1%
Net income (loss) from investment fund affiliates	69,079	8,600	N/M
Net realized gains (losses) on investments	53,387	11,052	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	(7,975)	(2,716)	193.6%
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
The increase of 1.1% compared to the prior year period was primarily due to active sector rotation and portfolio management activities, offset by a reduction in investments' yields as a result of lower reinvestment rates, cash outflows from the investment portfolio and negative foreign exchange movements.
We estimate that approximately $2.9 billion of assets with an average gross book yield of 2.2% will mature and pay down over the next 12 months compared to the average new money rate in the six months ended June 30, 2017 on our portfolio of 2.1%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method, as well as certain co-investment holdings sourced for us by the managers of affiliate funds also accounted for under the equity method.
Performance for the six months ended June 30, 2017 was very strong as compared to the same period in 2016 and was driven principally by the hedge fund affiliate results. Strong positive contributions came from funds pursuing equity long/short, quantitative equity market neutral, macro and fixed income strategies. Additionally, our position sizing was a positive contributor to results. The Company's private equity and private credit funds also produced solid performance for the six months ended June 30, 2017, outperforming prior year results for the same period driven mainly by returns in financial services sector funds, turnaround funds and several related co-investments.

Net Realized Gains and Losses on Investments
Net realized gains on investments of $53.4 million in the six months ended June 30, 2017 included net realized gains of $61.5 million, which resulted primarily from sales of corporate fixed maturities, equities and other investments. These amounts were offset by losses of approximately $8.1 million related to the OTTI charges on certain of our fixed income and equity investments. For further discussion, see Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Net realized gains on investments of $11.1 million in the six months ended June 30, 2016 included realized losses of $52.1 million related to the OTTI charges on certain of our fixed income and equity investments, as well as net realized gains of $63.2 million, which resulted primarily from sales of U.S. Government fixed maturities and equities.

Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized losses on derivative instruments of $8.0 million in the six months ended June 30, 2017 resulted mainly from unrealized losses on an embedded derivative contained within funds withheld reinsurance agreements, as well as from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. In addition, we also reported net losses from non-investment hedging activities. For further information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net income (loss) from operating affiliates	$56,313	$34,068	65.3%
Exchange (gains) losses	(8,979)	(52,919)	(83.0)%
Corporate operating expenses	201,035	245,695	(18.2)%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(84,697)	(465,822)	(81.8)%
Interest expense (1)	83,672	85,346	(2.0)%
Income tax expense	42,098	24,762	70.0%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2017 and 2016:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016
Net income (loss) from investment manager affiliates	$39,405	$27,671	42.4%
Net income (loss) from strategic and other operating affiliates	16,908	6,397	164.3%
Net income (loss) from operating affiliates	$56,313	$34,068	65.3%
Net Income from Investment Manager Affiliates
The results for the six months ended June 30, 2017 reflect a significant increase of 42.4% as compared to the prior year period. This increase was primarily due to the gain on sale of one of our investment manager affiliates. Prior year period results also benefited from a gain on sale of one of our investment manager affiliates, but to a lesser degree.
Net Income from Strategic and Other Operating Affiliates
The significant increase was largely due to the solid results from one of our strategic operating affiliates as well as strong results generated from an investment within our value investing strategy team as compared to the prior year period.

Exchange Gains and Losses
The foreign exchange gains of $9.0 million in the six months ended June 30, 2017 were principally a result of the impact of the weakening of the U.S. dollar against the Euro, Swiss Franc and Singapore dollar on net monetary assets denominated in those currencies. These gains were partially offset by the effect of the weakening of the U.S. dollar against the British Pound on net monetary liabilities in that currency. In the six months ended June 30, 2016, foreign exchange gains of $52.9 million were a result of the strengthening of the U.S. dollar against our British Pound denominated monetary liabilities held in U.S. dollar denominated units, with additional gains resulting from the effect of the U.S. dollar weakness against the Singapore dollar on net monetary assets in that currency.
Corporate Operating Expenses
The decrease of 18.2% was primarily due to lower integration expenses related to the Catlin Acquisition and synergies realized during the past year, reflecting our continuing focus on operating efficiency and leveraging our underwriting platform.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company is a party to the GreyCastle Life Retro Arrangements, as described in Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
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
Income Tax Expense
A tax charge of $42.1 million and $24.8 million was incurred in the six months ended June 30, 2017 and 2016, respectively. The tax charges recognized in these periods reflect the combination of our expected full year effective tax rate, applicable to each of the years, applied to pre-tax operating net income in the respective periods, the tax calculated on items excluded from operating net income, and discrete tax adjustments that are not part of the effective tax rate with respect to operating income. The tax on items excluded from operating net income is calculated at the applicable jurisdictional effective tax rate.
BALANCE SHEET ANALYSIS
Investments (Excluding Life Funds Withheld Assets)
Our investment strategy is based on a Strategic Asset Allocation process that establishes a strategic benchmark, which is a portfolio asset allocation target that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of the Company's management and is approved by the RFC. The investment team actively seeks to exceed the total return of the strategic benchmark and meet budgeted investment earnings, while maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios. Active or tactical deviations from the benchmark are controlled by a comprehensive framework of investment decision authorities ("Authorities Framework"), which ensures that the risk profile of our investment portfolio is consistent with management's risk tolerance.
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

At June 30, 2017 and December 31, 2016, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased), but excluding Life Funds Withheld Assets, were approximately $37.3 billion. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturities - AFS (1):
U.S. Government	$4,355,401	11.7%	$3,894,388	10.6%
U.S. States, municipalities and political subdivisions	2,283,272	6.1%	2,478,112	6.8%
Non-U.S. Governments	5,123,524	13.7%	5,030,132	13.8%
Corporate	10,542,915	28.3%	10,134,729	27.7%
RMBS	3,954,318	10.6%	4,492,625	12.3%
CMBS	795,453	2.1%	665,186	1.8%
Other asset-backed securities	1,587,056	4.3%	1,253,388	3.4%
Total fixed maturities - AFS	$28,641,939	76.8%	$27,948,560	76.4%
Short-term investments	617,894	1.7%	625,193	1.7%
Equity securities (6)	1,174,500	3.1%	1,037,331	2.8%
Investments in affiliates	2,127,115	5.7%	2,177,645	6.0%
Other investments	1,126,741	3.0%	1,164,564	3.2%
Total investments	$33,688,189	90.3%	$32,953,293	90.1%
Cash and cash equivalents	3,133,821	8.4%	3,426,988	9.4%
Restricted cash	88,070	0.2%	62,137	0.2%
Net receivable/ (payable) for investments sold/ (purchased)	179,848	0.5%	(97,482)	(0.3)%
Accrued investment income	219,668	0.6%	230,158	0.6%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$37,309,596	100.0%	$36,575,094	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.
We review our fixed income investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At June 30, 2017 and December 31, 2016, the average credit quality of our total fixed income portfolio was "AA." Included in the table below are the credit ratings of the fixed income portfolio, excluding cash and Life Funds Withheld Assets, at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,288	45.4%	$12,859	45.0%
AA	5,379	18.4%	5,913	20.7%
A	6,734	23.0%	7,029	24.6%
BBB	3,067	10.5%	2,045	7.2%
BB and below/not rated	792	2.7%	728	2.5%
Total	$29,260	100.0%	$28,574	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $228.2 million at June 30, 2017 in our AFS portfolio (excluding Life Funds Withheld Assets) that can be attributed to the following significant drivers:

•	gross unrealized losses of $103.6 million related to Government holdings. Securities in a gross unrealized loss position had a fair value of $5.7 billion at June 30, 2017.

•	gross unrealized losses of $68.3 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $2.9 billion at June 30, 2017.

•	gross unrealized losses of $35.2 million related to RMBS securities. Securities in an unrealized loss position had a fair value of $2.3 billion at June 30, 2017.
The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at June 30, 2017:

	June 30, 2017
Security Type and Length of Time in a Continual Unrealized Loss Position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(34,027)	$5,754,615
At least 6 months but less than 12 months	(75,904)	4,625,959
At least 12 months but less than 2 years	(29,551)	413,338
2 years and over	(84,634)	917,157
Total	$(224,116)	$11,711,069
Equities
Less than 6 months	$(1,862)	$229,154
At least 6 months but less than 12 months	(2,240)	10,985
Total	$(4,102)	240,139
The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at June 30, 2017:

	June 30, 2017
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(11,593)	$1,075,173
At least 1 year but less than 5 years remaining	(97,672)	4,666,603
At least 5 years but less than 10 years remaining	(54,446)	2,491,745
At least 10 years but less than 20 years remaining	(2,885)	163,741
At least 20 years or more remaining	(5,299)	166,233
RMBS	(35,243)	2,286,326
CMBS	(7,267)	301,953
Other asset-backed securities	(9,712)	559,294
Total	$(224,117)	$11,711,068
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
Our exposure to this European sovereign debt crisis has a fair value of $120.0 million at June 30, 2017, and includes direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as fixed maturity securities issued by certain corporate entities operating within the European Periphery Nations. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.

We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, at June 30, 2017, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $200 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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
Fair Value Measurements of Assets and Liabilities
As described in Item 1, Note 6, "Fair Value Measurements," to the Unaudited Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company's assets and liabilities that are carried at fair value, including valuation methodologies.
Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 6, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the changes in fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. At June 30, 2017, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at June 30, 2017.

At June 30, 2017, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets by class and liabilities that were carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at June 30, 2017	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government	$4,355,401	$19,059	0.4%
U.S. States, municipalities and political subdivisions	2,283,272	—	—%
Non-U.S. Governments	5,123,524	—	—%
Corporate	10,542,915	1,184	—%
RMBS	3,954,318	—	—%
CMBS	795,453	78	—%
Other asset-backed securities	1,587,056	6,891	0.4%
Total Fixed maturities, at fair value	$28,641,939	$27,212	0.1%
Equity securities, at fair value	1,174,500	—	—%
Short-term investments, at fair value	617,894	3	—%
Total investments AFS	$30,434,333	$27,215	0.1%
Cash equivalents (1)	1,380,464	—	—%
Other investments (2)	730,299	220,348	30.2%
Other assets (3)	28,527	18,541	65.0%
Total assets carried at fair value	$32,573,623	$266,104	0.8%
Liabilities
Other liabilities (4)	88,074	18,001	20.4%
Total liabilities carried at fair value	$88,074	$18,001	20.4%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from Other investments balances are $247.8 million at June 30, 2017 measured using Net Asset Value. Based on new accounting guidance, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation that are carried at amortized cost, which totaled $148.6 million at June 30, 2017. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016

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
Gross unpaid losses and loss expenses totaled $26.8 billion and $25.9 billion at June 30, 2017 and December 31, 2016, respectively. See Item 1, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein, for a reconciliation of our P&C unpaid losses and loss expenses for the six months ended June 30, 2017.
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included in Items 7 and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable
In the normal course of business, we seek to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve our ultimate liability to the insureds. Accordingly, the unpaid losses and loss expenses on the Unaudited Consolidated Balance Sheets represents our total gross unpaid losses and loss expenses. Unpaid losses and loss expenses recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	June 30, 2017	December 31, 2016
Reinsurance balances receivable	$780,889	$598,189
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	8,866	10,997
Reinsurance recoverable on unpaid losses and loss expenses	5,886,853	5,522,419
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(62,728)	(62,829)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$6,613,880	$6,068,776
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle claims, including large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) would be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that we could be subject to unforeseen demands due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant natural catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL Group (the successor to XL-Ireland as the parent company as a result of the Redomestication) may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary that would otherwise support holding company operations and dividend payments, which may be difficult given that XL Group, like XL-Ireland, is a holding company and has limited liquidity.
A downgrade of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best below "A-," which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancellation provisions in a significant number of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Holding Company Liquidity
As holding companies, XL Group and XLIT have no operations of their own and their assets consist primarily of investments in subsidiaries. XL Group's principal uses of liquidity are share-related transactions, including dividend payments to holders of its common shares as well as share buybacks, acquisition activity, capital investments in its subsidiaries and certain corporate operating expenses. XLIT's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to its parent company and certain corporate operating expenses.

XL Group's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and common shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. No assurance can be given that our subsidiaries will pay dividends in the future to XL Group and XLIT.
Under Bermuda law, XL Group is required to pay cash dividends from contributed surplus. At June 30, 2017, XL Group had $7.8 billion in contributed surplus.
All of our outstanding debt at June 30, 2017 was issued by XLIT. The ability of XLIT, like that of XL Group, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
We believe that we have adequate capital resources in the aggregate, and that our subsidiaries have the ability to produce sufficient cash flows, to meet expected claims payments and operational expenses and to provide dividend payments to XLIT and XL Group. In turn, we anticipate that we will have adequate capital resources, or the access to capital resources, to meet our obligations, including but not limited to dividend payments to our shareholders, interest payments on our senior and subordinated notes and other liabilities as they come due.
Sources of Liquidity
At June 30, 2017 and December 31, 2016, on a consolidated basis we had cash and cash equivalents of approximately $3.1 billion and $3.4 billion. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	June 30, 2017	June 30, 2016
Operating activities	$(129,246)	$195,201
Investing activities	$(133,276)	$798,206
Financing activities	$(74,067)	$(911,944)
Effects of exchange rate changes on foreign currency cash	$43,423	$(20,950)
Operating Cash Flows
Historically, cash receipts from operations that are typically derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less expenses related to our underwriting activities have generally provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL Group and XLIT. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are settled within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for the casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred in that year, as reported in the Unaudited Consolidated Statements of Income.
During the six months ended June 30, 2017, net cash flows used in operating activities was $129.2 million compared to net cash flows provided by operating activities of $195.2 million for the same period in 2016. The decrease was mainly due to variations in the timing of premium receipts and payments of claims, as well as increased purchasing of reinsurance.

Investing Cash Flows
Generally, positive cash flows from operations and financing activities are invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries. Subsequent sales and maturities of these investments then generate positive cash flows.
Net cash used in investing activities was $133.3 million in the six months ended June 30, 2017 compared to net cash provided of $798.2 million for the same period in 2016. The change is largely attributable to decreased sales of fixed maturities and short term investments, as well as increased purchases of fixed maturities partially offset by decreased purchases of affiliate investments.
As further outlined in Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral in support of insurance and reinsurance liabilities and held in trust. Additionally, certain of these pledged assets are held as collateral in relation to our credit facilities. At June 30, 2017 and December 31, 2016, the Company had $18.0 billion and $17.1 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 1(i), "Significant Accounting Policies - Cash Equivalents," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 that cash in the amount of $181.2 million at June 30, 2017 is restricted and has been disclosed as such in our Unaudited Consolidated Balance Sheets.
Financing Cash Flows
Cash flows related to financing activities include common and preference share related transactions, the payment of dividends, the issuance or repurchase of preference ordinary shares by our subsidiaries, the issuance, repurchase or maturity of debt and deposit liability transactions. During the six months ended June 30, 2017, net cash flows used in financing activities were $74.1 million, mainly due to the buyback of common shares and dividend activity, partially offset by the proceeds from the issuance of debt. See Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein, for information regarding share buyback activity. See Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein, for information regarding our debt issuance.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
At June 30, 2017 and December 31, 2016, we had total shareholders' equity of $13.1 billion and $13.0 billion, respectively. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:

•	debt;

•	XLIT and Catlin-Bermuda preference shares;

•	letter of credit facilities and other sources of collateral; and

•	revolving credit facilities.
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
The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	June 30, 2017	December 31, 2016
Non-controlling interests - Series D preference ordinary shares of XLIT	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares of XLIT	999,500	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	562,285	562,285
Non-controlling interests - Other	115,070	115,382
Common share capital	11,080,552	10,938,512
Total common shares and non-controlling interests	$13,102,407	$12,960,679
Notes payable and debt	3,207,339	2,647,677
Total	$16,309,746	$15,608,356
Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	June 30, 2017	December 31, 2016
Common shareholders' equity – beginning of period	$10,938,512	$11,677,079
Net income (loss) attributable to common shareholders	454,463	440,968
Share buybacks	(450,630)	(1,051,050)
Share issuances	42,659	9,900
Common share dividends	(117,508)	(224,411)
Change in accumulated other comprehensive income	205,619	28,930
Share-based compensation and other	7,437	57,096
Common shareholders' equity – end of period	$11,080,552	$10,938,512
Preferred Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XLIT. As a result of the Catlin Acquisition, we also acquired the preference shares issued by Catlin-Bermuda. These instruments represent non-controlling interests in our Unaudited Consolidated Financial Statements included herein, and are presented as non-controlling interest in equity of consolidated subsidiaries. At both June 30, 2017 and December 31, 2016, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively. The value of the preference shares issued by Catlin-Bermuda at June 30, 2017 and December 31, 2016 was $562.3 million. In July 2017, we completed a tender offer in which some of these preference shares were repurchased and canceled. See Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein, for further information.

Debt
The following tables present our debt under outstanding securities and lenders' commitments at June 30, 2017:

				Payments Due by Period (3)
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	$300,000	$299,021	2018	$—	$300,000	$—	$—
5.75% Senior Notes	400,000	398,169	2021	—	—	400,000	—
6.375% Senior Notes	350,000	349,193	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	493,733	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,453	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,493	2043	—	—	—	300,000
5.5% Subordinated Notes	500,000	488,966	2045	—	—	—	500,000
3.25% Subordinated Notes	568,800	558,311	2047	—	—	—	568,800
Total	$3,243,800	$3,207,339		$—	$300,000	$400,000	$2,543,800
_______________

(1)
Excluded from the table are certain credit facilities under which the Company is permitted to utilize up to $750.0 million at June 30, 2017 and $1.0 billion at December 31, 2016, for revolving loans to support general operating and financing needs. At June 30, 2017 and December 31, 2016, $44.7 million and $245 million, respectively, were utilized under these facilities to issue letters of credit, leaving $705.3 million and $755.0 million, respectively, available to support other operating and financing needs.

(2)	"In Use/Outstanding" data represent June 30, 2017 accreted values.

(3)	"Payments Due by Period" data represents ultimate redemption values.
In addition, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
At June 30, 2017, outstanding debt held by investors consisted of senior and subordinated unsecured notes of approximately $3.2 billion issued by XLIT, the majority of which is now guaranteed by XL Group as indicated below. In connection with the Redomestication and XL-Ireland's distribution of the ordinary shares of XLIT to XL Group, on August 3, 2016, XL-Ireland was released as a guarantor under each of the applicable indentures pursuant to which the notes were issued, including as guarantor of the obligations of XLIT under the outstanding notes issued pursuant to such indentures. These notes require XLIT to pay a fixed rate of interest during their terms. At June 30, 2017, the outstanding issues of unsecured notes are as follows:

▪
$300 million senior notes due December 2018, with a fixed coupon of 2.30%. The notes are listed on the New York Stock Exchange ("NYSE") and are guaranteed by XL Group. The notes were issued at 99.69% of the face amount and net proceeds were $296.6 million. Related expenses of the offering amounted to $2.5 million.

▪
$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The notes are listed on the NYSE and are guaranteed by XL Group. The notes were issued at 100.0% of the face amount and net proceeds were $395.7 million. Related expenses of the offering amounted to $4.3 million.

▪
$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The notes are publicly traded. The notes were issued at 100.0% of the face amount and net proceeds were $347.8 million. Related expenses of the offering amounted to $2.2 million.

▪
$500 million subordinated notes due March 2025, with a fixed coupon of 4.45%. The notes are listed on the NYSE and are guaranteed by XL Group. The notes were issued at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to $5.9 million.

▪
$325 million senior notes due May 2027, with a fixed coupon of 6.25%. The notes are publicly traded. The notes were issued at 99.805% of the face amount and net proceeds were $321.9 million. Related expenses of the offering amounted to $2.5 million.

▪
$300 million senior notes due December 2043, with a fixed coupon of 5.25%. The notes are listed on the NYSE and are guaranteed by XL Group. The notes were issued at 99.77% of the face amount and net proceeds were $296.0 million. Related expenses of the offering amounted to $3.3 million.

▪
$500 million subordinated notes due March 2045, with a fixed coupon of 5.5%. The notes are listed on the NYSE and are guaranteed by XL Group. The notes were issued at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to $7.2 million.

▪
€500 million ($568.8 million) subordinated notes due June 2047, with a fixed coupon of 3.25% for a period of 10 years, then a floating rate of three-month EURIBOR plus 2.90%. The notes are listed on the NYSE. The notes were issued at 99.054% of the face amount and net proceeds were $558.3 million. Related expenses of the offering amounted to approximately $10.5 million.

As a result of the Allied Acquisition described in Item 1, Note 2(d), "Acquisitions and Disposals - Allied Acquisition," to the Unaudited Consolidated Financial Statements included herein, the Company assumed and redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.
Credit Facilities and other sources of collateral
At June 30, 2017, we had fifteen letter of credit ("LOC") facilities in place with total availability of $4.0 billion, of which $2.4 billion was utilized.

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period
Facility Name	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Goldman Facility	$200,000	$200,000	2017	$200,000	$—	$—	$—
2016 Credit Agricole Facility I	125,000	125,000	2019	—	125,000	—	—
2016 Credit Agricole Facility II	125,000	125,000	2019	—	125,000	—	—
2017 Commonwealth Bank Facility	215,000	215,000	2020	—	215,000	—	—
FAL Facility I	125,000	125,000	2020	—	—	125,000	—
FAL Facility II	125,000	125,000	2020	—	—	125,000	—
FAL Facility III	125,000	125,000	2020	—	—	125,000	—
FAL Facility IV	125,000	125,000	2020	—	—	125,000	—
Syndicated Unsecured Facility (1)	750,000	44,747	2021	—	—	750,000	—
Syndicated Secured Facility (1)	750,000	552,383	2021	—	—	750,000	—
CICL Facility	190,000	178,710	Continuous	—	—	—	190,000
Citi EU Facility	600,000	100,705	Continuous	—	—	—	600,000
London Market Facility	250,000	124,324	Continuous	—	—	—	250,000
CRCH Facility	270,000	268,872	Continuous	—	—	—	270,000
Syndicate 2003 Facility	14,062	14,070	Continuous	—	—	—	14,062
Total LOC facilities	$3,989,062	$2,448,811		$200,000	$465,000	$2,000,000	$1,324,062
____________

(1)	We have the option to increase the size of the Syndicated Secured and Unsecured Facilities by an aggregate of $500 million.
In addition, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The following risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk ("VaR") analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of analyses used by us to assess and mitigate risk should not be considered projections of future events of losses. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - General - Cautionary Note Regarding Forward-Looking Statements."
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
Foreign currency exchange rate gains and losses in our Unaudited Consolidated Statements of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders' equity, to the extent that the asset currency does not match that entity's functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the Unaudited Consolidated Statements of Income depending on the movement in certain currencies. We have formed several branches with Euro and British Pound functional currencies and continue to focus on attempting to limit exposure to foreign currency exchange rate risk.
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
The principal currencies creating our foreign exchange risk are the British Pound, the Euro, the Swiss Franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at June 30, 2017 and December 31, 2016:

(Foreign currency in millions)	June 30, 2017	December 31, 2016
Euro	133.7	132.3
British Pound	(80.9)	86.1
Swiss Franc	110.6	18.8
Canadian dollar	275.1	184.4
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.4 years at June 30, 2017.
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
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets)," included herein for our aggregate fixed income portfolio credit rating in percentage terms of our aggregate fixed income portfolio at June 30, 2017.
At June 30, 2017 and December 31, 2016, the average credit quality of our aggregate fixed income investment portfolio (including short-term investments) was "AA." Our $12.3 billion portfolio of government and government-related, agency and sovereign was rated "AA+," our $10.6 billion portfolio of corporates was rated "A," and our $6.4 billion structured securities portfolio was rated "AA."

At June 30, 2017, the top 10 corporate exposures listed below represented 5.6% of the aggregate fixed income investment portfolio and 15.4% of all corporate holdings.

Top 10 Corporate holdings (1)(2) (U.S. dollars in millions)	Carrying Value	% of Corporate	Percentage of Aggregate Fixed Income Portfolio
JPMorgan Chase & Co.	$194	1.8%	0.7%
The Goldman Sachs Group, Inc.	181	1.7%	0.6%
Wells Fargo & Company	180	1.7%	0.6%
Morgan Stanley	174	1.7%	0.6%
Anheuser-Busch Inbev SA	166	1.6%	0.6%
Bank of America Corporation	161	1.5%	0.6%
HSBC Holdings PLC	155	1.5%	0.5%
Apple Inc.	149	1.4%	0.5%
Citigroup INC	138	1.3%	0.5%
Berkshire Hathaway Inc.	127	1.2%	0.4%
Total	$1,625	15.4%	5.6%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

(2)	Excludes short-term investments and accrued investment income.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.3 billion structured securities portfolio, of which 92.1% is AAA rated:

(U.S. dollars in millions)	Carrying Value (2)	Percentage of Structured Portfolio
RMBS	$3,954.3	62.4%
CMBS	795.5	12.6%
Other ABS (1)	1,587.1	25.0%
Total	$6,336.9	100.0%
____________

(1)	Includes Covered Bonds.

(2)	Excludes short-term investments and accrual investment income.

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

Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At June 30, 2017, our equity portfolio was approximately $984.0 million as compared to $902.3 million at December 31, 2016. This excludes fixed income fund investments of $190.0 million and $135.2 million at June 30, 2017 and December 31, 2016, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP given their structure as open-ended exchange traded funds. At June 30, 2017 and December 31, 2016, our direct allocation to equity securities was 3.2% and 2.8%, respectively, of total investments (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risks related to real estate and risks specific to startup or small companies. At June 30, 2017, our exposure to private investments (including funds), excluding unfunded commitments, was $577.0 million, representing 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $533.3 million, representing 1.5% of the investment portfolio at December 31, 2016.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.6 billion representing approximately 4.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2017, as compared to December 31, 2016 when we had a total exposure of $1.6 billion representing approximately 4.5% of the total investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. Such positions had a total exposure of $395.1 million representing approximately 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2017, as compared to December 31, 2016, when we had a total exposure of $502.7 million, representing approximately 1.4% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at June 30, 2017 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year value-at-risks ("VaRs") for our investment portfolios at June 30, 2017, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,192.7)	$(261.0)	$(1,055.0)	$(69.0)	$728.0
(I) Fixed Income Portfolio	(1,192.7)	—	(1,055.0)	(69.0)	773.4
(a) Cash & Short Term Investments	(9.4)	—	(4.4)	(0.1)	3.2
(b) Total Government Related	(468.2)	—	(246.6)	(5.2)	284.3
(c) Total Corporate Credit	(436.9)	—	(477.1)	(40.6)	290.9
(d) Total Structured Credit	(278.1)	—	(326.9)	(23.2)	210.4
(II) Non-Fixed Income Portfolio	—	(261.0)	—	—	270.6
(e) Equity Portfolio	—	(99.8)	—	—	113.5
(f) Hedge Fund Portfolio	—	(71.3)	—	—	73.2
(g) Private Investments	—	(89.9)	—	—	96.7
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at June 30, 2017 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material developments to such proceedings during the six months ended June 30, 2017.
See Part I, Item 1, Note 12(b), "Litigation" to the Unaudited Consolidated Financial Statements included herein.

ITEM 1A.	RISK FACTORS
Refer to Part I, Item 1A., "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended June 30, 2017 of its common shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1, 2017 to April 30, 2017	2,486,828	$40.24	2,485,300	$800.0	million
May 1, 2017 to May 31, 2017	1,406,484	42.24	1,405,903	740.6	million
June 1, 2017 to June 30, 2017	2,080,271	43.56	2,080,271	650.0	million
Total	5,973,583	$41.87	5,971,474	$650.0	million
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
Certain of the Company's non-U.S. subsidiaries provide insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. As a result of the lifting of European sanctions on Iran in early 2016, some of these marine policyholders have informed us that they are shipping cargo to and from Iran, including transporting crude oil, petrochemicals and refined petroleum products. Because these non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of our insureds and reinsureds are permitted under applicable laws and regulations, the Company intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.
A non-U.S. subsidiary provides insurance for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department's Office of Foreign Assets Control under Executive Order 13224. Coverage began on July 16, 2014. The insurance was entered into pursuant to a license issued by Her Majesty's Treasury in the United Kingdom. No payments were received during the six months ended June 30, 2017 and the aggregate payments received by our non-U.S. subsidiary for this insurance from inception through June 30, 2017 are £126,180. There are no net profits attributable to this insurance. The subsidiary does not intend to continue providing insurance coverage under the policy after the expiration of the policy currently in force.
A non-U.S. subsidiary provides insurance for building and contents for one property in the United Kingdom, owned by Melli Bank plc, a wholly owned subsidiary of Bank Melli Iran, which is an entity that has been identified as owned or controlled by the Government of Iran and appears on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599. Coverage began on July 1, 2014. The insurance was entered into pursuant to a license issued by Her Majesty's Treasury in the United Kingdom. No payments were received during the six months ended June 30, 2017 and the aggregate payments received by our non-U.S. subsidiary for this insurance from inception through June 30, 2017 are £54,593. There are no net profits attributable to this contract. The subsidiary does not intend to continue providing property insurance in the United Kingdom to Melli Bank plc after the expiration of the policy currently in force.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

4.1
Fourth Supplemental Indenture, dated June 29, 2017, among XL Group Ltd, XLIT Ltd., and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1to the Company's 8-K (No. 1-10804) filed on June 29, 2017.

4.2	Form of Fixed to Floating Rate Subordinated Notes due 2047, incorporated by reference to Exhibit 4.2 to the Company's 8-K (No. 1-10804) filed on June 29, 2017.

10.1*	Participation Agreement, dated April 11, 2017, between XL Global Services Inc. and Stephen Robb.

10.2*	Form of Letter of Appointment (Bermuda) between XL Group Ltd and certain executive officers.

10.3*	Form of 2017 Performance Unit Agreement (U.S. Citizens Subject to IRC 457A)

10.4*	Form of 2017 Performance Unit Agreement

10.5*	Form of 2017 Restricted Stock Unit Agreement (U.S. Citizens Subject to IRC 457A)

10.6*	Form of 2017 Restricted Stock Unit Agreement

10.7*	Form of 2017 Nonstatutory Stock Option Agreement

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2017
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	August 4, 2017
/s/ STEPHEN ROBB

Name: Stephen Robb
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd