Form 10-Q
period 2017-09-30
XL GROUP LTD
filed 2017-11-03
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
At November 1, 2017, there were 256,014,972 outstanding Common Shares, $0.01 par value per share, of the registrant.

XL GROUP LTD

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP LTD
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	September 30, 2017	December 31, 2016
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2017 - $30,822,936; 2016 - $29,587,656)	$31,675,509	$30,256,602
Equity securities, at fair value (cost: 2017 - $920,130; 2016 - $996,610)	1,011,942	1,037,331
Short-term investments, at fair value (amortized cost: 2017 - $336,071; 2016 - $626,142)	336,054	625,193
Total investments available for sale	$33,023,505	$31,919,126
Fixed maturities, at fair value (amortized cost: 2017 - $1,823,406; 2016 - $1,548,178)	1,866,465	1,617,014
Short-term investments, at fair value (amortized cost: 2017 - $9,362; 2016 - $9,536)	9,361	9,563
Total investments, trading	$1,875,826	$1,626,577
Investments in affiliates	2,100,378	2,177,645
Other investments	1,145,588	1,164,564
Total investments	$38,145,297	$36,887,912
Cash and cash equivalents	3,030,088	3,426,988
Restricted cash	159,627	153,504
Accrued investment income	270,211	284,366
Deferred acquisition costs and value of business acquired	1,073,343	946,721
Ceded unearned premiums	2,311,619	1,687,864
Premiums receivable	7,078,700	5,522,976
Reinsurance balances receivable	1,079,821	577,479
Unpaid losses and loss expenses recoverable	6,962,787	5,491,297
Receivable from investments sold	195,837	128,411
Goodwill and other intangible assets	2,227,014	2,203,653
Deferred tax asset	301,322	310,542
Other assets	954,542	812,389
Total assets	$63,790,208	$58,434,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$29,988,337	$25,939,571
Deposit liabilities	1,030,290	1,116,233
Future policy benefit reserves	3,656,859	3,506,047
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2017 - $3,221,803; 2016 - $3,072,615)	920,571	998,968
Unearned premiums	8,344,536	7,293,028
Notes payable and debt	3,210,063	2,647,677
Reinsurance balances payable	3,706,120	2,451,717
Payable for investments purchased	273,449	226,009
Deferred tax liability	107,157	77,271
Other liabilities	1,024,316	1,216,902
Total liabilities	$52,261,698	$45,473,423
Commitments and Contingencies
Shareholders' Equity:
Authorized shares, 999,990,000, par value $0.01; common shares issued and outstanding (2017 - 255,980,636; 2016 - 266,889,127)	$2,560	$2,669
Additional paid in capital	7,741,545	8,068,503
Accumulated other comprehensive income	968,928	715,546
Retained earnings	1,226,814	2,151,794
Shareholders' equity attributable to XL Group Ltd	$9,939,847	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	1,588,663	2,022,167
Total shareholders' equity	$11,528,510	$12,960,679
Total liabilities and shareholders' equity	$63,790,208	$58,434,102
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Net premiums earned	$2,620,902	$2,434,037	$7,660,610	$7,320,859
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	171,983	170,834	516,386	511,402
Net investment income - Life Funds Withheld Assets	30,796	38,937	95,599	119,643
Total net investment income	$202,779	$209,771	$611,985	$631,045
Net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading:
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	35,387	68,414	96,858	131,568
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(3,598)	(10,019)	(11,632)	(62,379)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(63)	—	(113)	258
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	18,879	44,011	83,131	108,541
OTTI on investments - Life Funds Withheld Assets	—	—	—	(2,598)
Net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	(7,331)	41,270	(31,056)	165,653
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, trading	$43,274	$143,676	$137,188	$341,043
Net realized and unrealized gains (losses) on derivative instruments	(20,434)	5,490	(28,409)	2,774
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(31,662)	(225,610)	(116,359)	(691,432)
Income (loss) from investment affiliates	57,656	12,156	126,735	20,756
Fee income and other	11,469	8,600	35,355	27,724
Total revenues	$2,883,984	$2,588,120	$8,427,105	$7,652,769
Expenses:
Net losses and loss expenses incurred	$3,066,723	$1,491,803	$6,179,262	$4,506,674
Claims and policy benefits	10,592	5,875	25,478	16,294
Acquisition costs	445,685	403,888	1,315,138	1,227,675
Operating expenses	409,356	508,458	1,350,172	1,546,360
Foreign exchange (gains) losses	55,017	(1,695)	46,038	(54,614)
(Gain) Loss on sale of subsidiary	—	(3,670)	—	(3,670)
Extinguishment of debt	1,582	—	1,582	—
Interest expense	33,919	49,445	138,648	157,486
Total expenses	$4,022,874	$2,454,104	$9,056,318	$7,396,205
Income (loss) before income tax and income (loss) from operating affiliates	$(1,138,890)	$134,016	$(629,213)	$256,564
Income (loss) from operating affiliates	4,872	12,410	61,185	46,478
Provision (benefit) for income tax	(60,132)	17,749	(18,034)	42,511
Net income (loss)	$(1,073,886)	$128,677	$(549,994)	$260,531
Non-controlling interests	(30,197)	58,076	39,232	124,263
Net income (loss) attributable to common shareholders	$(1,043,689)	$70,601	$(589,226)	$136,268
Weighted average common shares and common share equivalents outstanding, in thousands – basic	257,022	273,660	261,203	282,442
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	261,298	277,094	265,266	286,125
Earnings (loss) per common share and common share equivalent – basic	$(4.06)	$0.26	$(2.26)	$0.48
Earnings (loss) per common share and common share equivalent – diluted	$(4.06)	$0.25	$(2.26)	$0.48
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$(1,043,689)	$70,601	$(589,226)	$136,268
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	80,446	(25,188)	258,923	530,344
Change in adjustments related to future policy benefit reserves, net of tax	5,412	2,058	13,981	27,820
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(14,579)	77,242	(46,643)	206,480
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(23,272)	7,457	(15,391)	(31,091)
Change in OTTI losses recognized in other comprehensive income, net of tax	1,721	1,461	4,660	5,580
Change in underfunded pension liability, net of tax	(308)	4,037	(1,241)	3,088
Change in value of cash flow hedge	(48)	(47)	(144)	(134)
Foreign currency translation adjustments, net of tax	(1,609)	44,198	39,237	91,102
Comprehensive income (loss)	$(995,926)	$181,819	$(335,844)	$969,457
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

`

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2017	2016
Common Shares:
Balance - beginning of year	$2,669	$2,947
Issuance of common shares	11	16
Buybacks of common shares	(138)	(262)
Exercise of stock options	18	3
Balance - end of period	$2,560	$2,704
Additional Paid in Capital:
Balance - beginning of year	$8,068,503	$8,910,167
Issuance of common shares	18	23
Buybacks of common shares	(416,609)	(790,541)
Exercise of stock options	49,622	5,731
Share-based compensation and other	40,011	39,761
Balance - end of period	$7,741,545	$8,165,141
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$715,546	$686,616
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	258,923	530,344
Change in adjustments related to future policy benefit reserves, net of tax	13,981	27,820
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(46,643)	206,480
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(15,391)	(31,091)
Change in OTTI losses recognized in other comprehensive income, net of tax	4,660	5,580
Change in underfunded pension liability, net of tax	(1,241)	3,088
Change in value of cash flow hedge	(144)	(134)
Foreign currency translation adjustments, net of tax	39,237	91,102
Balance - end of period	$968,928	$1,519,805
Retained Earnings (Deficit):
Balance - beginning of year	$2,151,794	$2,077,349
Net income (loss) attributable to common shareholders	(589,226)	136,268
Dividends on common shares	(174,762)	(170,172)
Buybacks of common shares	(154,839)	(115,334)
Share-based compensation and other	(6,153)	(3,595)
Balance - end of period	$1,226,814	$1,924,516
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$2,022,167	$1,977,384
Non-controlling interests - contributions	49,473	6,393
Non-controlling interests - distributions	(26,092)	(7,958)
Non-controlling interests - redeemed	(431,282)	—
Non-controlling interests - other	(25,953)	5,916
Non-controlling interest share in change in accumulated other comprehensive income (loss)	350	(1,021)
Balance - end of period	$1,588,663	$1,980,714
Total Shareholders' Equity	$11,528,510	$13,592,880
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2017	2016
Cash flows provided by (used in) operating activities:
Net income (loss)	$(549,994)	$260,531
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading	(137,188)	(341,043)
Net realized and unrealized (gains) losses on derivative instruments	28,409	(2,774)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	116,359	691,432
Amortization of premiums (discounts) on fixed maturities	122,474	143,855
(Income) loss from investment and operating affiliates	(135,415)	(25,915)
Loss (gain) on sale of subsidiaries	—	(3,670)
Share-based compensation	49,545	60,514
Depreciation and amortization	54,109	86,014
Accretion of deposit liabilities	17,002	33,133
Changes in:
Unpaid losses and loss expenses	3,241,151	820,938
Future policy benefit reserves	(162,815)	(156,804)
Funds withheld on GreyCastle life retrocession arrangements, net	(275,417)	(203,983)
Unearned premiums	785,513	731,463
Premiums receivable	(1,364,597)	(1,294,936)
Unpaid losses and loss expenses recoverable	(1,304,544)	(255,627)
Ceded unearned premiums	(547,700)	(122,856)
Reinsurance balances receivable	(478,040)	(111,238)
Deferred acquisition costs and value of business acquired	(90,796)	(88,261)
Reinsurance balances payable	1,140,535	587,682
Deferred tax asset - net	(18,397)	(11,015)
Derivatives	(25,629)	45,469
Other assets	(182,229)	(96,971)
Other liabilities	(221,046)	(13,801)
Other	122,524	(54,355)
Total adjustments	$733,808	$417,251
Net cash provided by (used in) operating activities	$183,814	$677,782
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$11,354,376	$9,581,243
Proceeds from redemption of fixed maturities and short-term investments	2,794,515	3,010,158
Proceeds from sale of equity securities	456,889	411,330
Purchases of fixed maturities and short-term investments	(14,456,346)	(11,557,045)
Purchases of equity securities	(314,752)	(611,086)
Proceeds from sale of affiliates	375,628	325,050
Purchases of affiliates	(119,835)	(556,548)
Purchase of subsidiaries, net of cash acquired	—	(92,893)
Proceeds from sales of subsidiaries, net of cash sold	—	19,144
Change in restricted cash	(6,123)	4,874
Other	(37,147)	193,392
Net cash provided by (used in) investing activities	$47,205	$727,619
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$49,640	$5,735
Buybacks of common shares	(571,586)	(906,137)
Repurchase of preference shares	(411,492)	—
Employee withholding on share-based compensation	(24,156)	(28,171)
Dividends paid on common shares	(171,905)	(169,346)
Distributions to non-controlling interests	(109,213)	(93,470)
Contributions from non-controlling interests	49,474	6,394
Proceeds from the issuance of debt	558,311	—
Repayment of debt	(17,909)	(8,248)
Deposit liabilities	(34,407)	(63,488)
Net cash provided by (used in) financing activities	$(683,243)	$(1,256,731)
Effects of exchange rate changes on foreign currency cash	55,324	(11,629)
Increase (decrease) in cash and cash equivalents	$(396,900)	$137,041
Cash and cash equivalents - beginning of year	3,426,988	3,256,236
Cash and cash equivalents - end of period	$3,030,088	$3,393,277
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group Ltd, a Bermuda exempted company ("XL Group"), completed a scheme of arrangement under Irish law (the "Scheme of Arrangement") that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL Group and XL-Ireland becoming a subsidiary of XL Group. In accordance with the terms of the Scheme of Arrangement, the following steps simultaneously occurred at the effective time of the Redomestication: (i) all of the existing XL-Ireland ordinary shares, par value $0.01 per share (the "XL-Ireland shares") (other than XL-Ireland shares held by XL Group) were canceled; (ii) the reserves created on cancellation of the XL-Ireland shares were used to issue XL-Ireland shares to XL Group; and (iii) in return for such issuance of XL-Ireland shares to XL Group, XL Group issued common shares, par value $0.01 per share (the "XL Group shares"). The XL Group shares issued in connection with the Redomestication were issued in reliance upon an exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act"), provided under Section 3(a)(10) of the Securities Act. Upon the Redomestication, XL Group became the successor issuer to XL-Ireland and succeeded XL-Ireland's obligation to file reports, proxy statements and other information required of domestic registrants by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the U.S. Securities and Exchange Commission. As the successor issuer, XL Group's shares were deemed to be registered under Section 12(b) of the Exchange Act. Further, XL Group is subject to the applicable listing standards of the New York Stock Exchange ("NYSE"), and reports its financial results in U.S. dollars and under accounting principles generally accepted in the United States of America ("GAAP"), in addition to any reporting requirements under Bermuda law. XL Group's shares continue in place of the XL-Ireland shares to trade on the NYSE under the ticker symbol "XL." Additionally, upon completion of the Redomestication, XL Group fully and unconditionally guaranteed the majority of the outstanding debt issued by XLIT Ltd., an exempted company incorporated under the laws of the Cayman Islands ("XLIT"). See Note 9, "Notes Payable and Debt and Financing Arrangements," for more information regarding our outstanding debt.
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
(b) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2017
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
In March 2016, as part of its simplification initiative, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update concerning the accounting for several aspects of employee share-based payment awards including: income tax consequences, classification of awards as either equity or liabilities, classification of items in the statement of cash flows, and certain expedients that entities can now elect regarding estimates and assumptions in this area. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance during the first quarter of 2017 in accordance with the following:

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

•
The threshold for share-based payment awards to qualify for equity classification now permits withholding up to maximum statutory tax rates in applicable jurisdictions, as opposed to employer minimum statutory withholding requirements in those jurisdictions. Adoption of this amendment had no impact on the Company's financial position.

•
Excess tax benefits now should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This amendment has been applied prospectively from January 1, 2017.

•
Where an employer withholds shares for employee tax-withholding purposes, the resulting employee taxes paid should be classified as a financing activity as opposed to an operating activity in the statement of cash flows. This amendment was applied retrospectively. The withholding taxes are now included within the financing section of the statement of cash flows. The statement of cash flows for the nine months ended September 30, 2016 has been re-presented by $28.2 million to conform to the current year presentation.

•
Companies may now make an entity-wide accounting policy election to either estimate the number of share-based payment awards expected to vest (in line with previous GAAP) or account for forfeitures as they occur. The Company elected not to change its previous accounting policy to measure forfeitures, and continues to measure the expense for share-based compensation based on the number of awards expected to vest.

ASU 2016-17 Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued an accounting standards update concerning the evaluation of indirect interests held through related parties during the assessment of variable interest entities ("VIEs"). When identifying the primary beneficiary of a VIE, this update requires a reporting entity that acts as the single decision maker of that VIE to include, on a proportionate basis, those interests held through related parties under common control when assessing whether it holds a variable interest in that VIE. This is a change from previous GAAP, which required such indirect interests to be included in their entirety during this assessment. In the event that a reporting entity is not considered to be the primary beneficiary of the VIE following this assessment, the update does not change the requirement to assess whether the entity and its related parties under common control as a group possess the characteristics of a primary beneficiary. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update must be applied retrospectively to all periods since Accounting Standards Update 2015-02 was adopted, which for the Company was the first quarter of 2016. The Company adopted this guidance in 2017. There were no changes to the identified primary beneficiaries of

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

any VIEs in which the Company holds an interest, and thus no impact on the Company's financial position, results of operations or cash flows.
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an accounting standards update concerning impairment testing of goodwill. The main provision of this guidance removes the existing "Step 2" analysis required under previous GAAP. The previous GAAP required an entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the revised guidance, an entity's annual goodwill impairment review should include a "quantitative impairment test" in which it should compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, then the entity should record an impairment charge for this difference, limited to the total goodwill allocated to the reporting unit (an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary). The update should be applied on a prospective basis. This guidance is effective for goodwill impairment testing performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this guidance during the first quarter of 2017. While the guidance changes the Company's goodwill impairment testing procedures, there was no impact on the Company's financial position, results of operations or cash flows.
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
ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued an accounting standards update concerning hedge accounting. This update's targeted amendments to existing hedge accounting requirements better align an entity’s risk management activities and financial reporting for hedging relationships via updates to both designation and measurement guidance for qualifying hedges, and the presentation of those results. Regarding designation and measurement, the amendments permit broader use of identified risk components in certain cash flow and fair value hedging relationships involving nonfinancial or interest rate risk. The range of permissible fair value hedges of interest rate risk was also increased. Regarding presentation, the amendments aim to align the recognition of the effects of hedging instruments with hedged items in the financial statements in order to increase the understandability of an entity's intended hedging strategies. As a result, "hedge ineffectiveness" will no longer be separately measured and reported. The entire change in the fair value of a qualifying hedging instrument included in the assessment of

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

hedge effectiveness is either presented in the same income statement line as the hedged item for fair value hedges, or in other comprehensive income for cash flow and net investment hedges. However, in limited situations, certain components of a hedging instrument's change in fair value may be excluded from the assessment of hedge effectiveness.
The update also amends existing external disclosure requirements, while easing internal documentation requirements surrounding hedge effectiveness testing. In particular, the initial quantitative effectiveness test may now be prepared within three months of hedge designation, and subsequent tests may be performed on a qualitative basis in certain cases. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. All transition requirements should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance.
2. Acquisitions and Disposals
(a) Partial Sale of New Ocean Capital Management Limited
On October 11, 2016, Fundamental Insurance Investment Ltd ("FII"), a wholly-owned subsidiary of the Company, completed a partial sale, to an unrelated investor, of its common and preference shares in New Ocean Capital Management Limited ("New Ocean"), an entity in which it holds a majority voting interest.
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
Acquisition Consideration
The Company made an initial payment of $75.7 million to acquire Allied. Additional contingent consideration was to be paid based on production and underwriting profitability over a three-year-period subsequent to the acquisition date. The Company originally estimated the fair market value of these payments to be $15.0 million, resulting in total consideration of $90.7 million recorded for the acquisition. Due to an agreement reached on April 11, 2017, the target payments of contingent consideration were modified to range from $12.5 million to $20.0 million. The Company estimates the fair value of these payments to be approximately $17.0 million, resulting in an additional $2.0 million of expense recorded as "Fee income and other" in the Unaudited Consolidated Statements of Income.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Allied based on estimated fair values on the acquisition date. The estimated fair value of the net assets acquired and liabilities assumed was $76.7 million, which

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $794.0 million, which is primarily attributable to the synergies and economies of scale expected to result from the integration of Catlin into the Company's operations, including further diversification in the geographic mix and product offerings and an increase in distribution strength. The Company allocated $466.1 million of this goodwill to its Insurance segment and $327.9 million to its Reinsurance segment. The Company also recognized indefinite lived intangible assets of $673.0 million and definite-lived intangible assets of $315.0 million, which is being amortized over their estimated useful lives. See Note 7, "Goodwill and Other Intangible Assets," for further information.
As part of the purchase price allocation, the Company adjusted the historical carrying value of the acquired assets and liabilities based on estimated fair values at the Acquisition Date. An explanation of the significant adjustments for fair value that are being amortized to net income is as follows:

•
Deferred acquisition costs and value of business acquired - The adjustment consists of two components. The first adjustment is the elimination of Catlin's deferred acquisition costs asset. The second adjustment is the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. This adjustment was amortized to underwriting, acquisition and insurance expenses over approximately two years, as the contracts for business in-force at the Acquisition Date expired. The Company fully amortized this balance as of June 30, 2017.

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired includes an increase to adjust the carrying value of Catlin's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value at the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment, plus the unamortized fair value adjustment included in Catlin's historical unpaid losses and loss adjustment expenses, is being amortized to losses and loss adjustment expenses over a weighted average period of approximately 20 years, based on the estimated payout pattern of net reserves at the Acquisition Date.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transaction-related Costs
As a part of the integration of Catlin's operations, the Company incurred costs associated with restructuring the systems, processes and workforce. The Company considered this integration complete during the second quarter of 2017 and will not incur further expenses related to this integration. These costs included such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within "Corporate and Other" in its segment disclosure in Note 3, "Segment Information." Costs incurred and payments made for the nine months ended September 30, 2017 are:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2016	$25,360	$4,481	$18	$7,107	$36,966
Costs incurred in 2017	19,794	9,561	11,051	32,661	73,067
2017 payments	32,868	13,022	3,328	23,827	73,045
Liabilities at September 30, 2017	$12,286	$1,020	$7,741	$15,941	$36,988
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the segment results for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,311,090	$704,641	$3,015,731	$59,830	$3,075,561
Net premiums written	1,660,304	665,917	2,326,221	3,146	2,329,367
Net premiums earned	1,677,189	940,567	2,617,756	3,146	2,620,902
Less: Net losses and loss expenses (2)	1,724,755	1,341,968	3,066,723	10,592	3,077,315
Less: Acquisition costs	228,188	216,371	444,559	1,126	445,685
Less: Operating expenses (3)	269,727	63,723	333,450	186	333,636
Underwriting profit (loss)	$(545,481)	$(681,495)	$(1,226,976)	$(8,758)	$(1,235,734)
Net investment income - excluding Life Funds Withheld Assets (4)			152,132	7,533	159,665
Net investment income - Life Funds Withheld Assets				30,796	30,796
Net results from structured products (5)	1,862	16,046	17,908	—	17,908
Net fee income and other (6)	(1,578)	863	(715)	(1,304)	(2,019)
Extinguishment of debt			—	1,582	1,582
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			32,618	(892)	31,726
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			—	11,548	11,548
Net realized and unrealized gains (losses) on derivative instruments			—	(20,434)	(20,434)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(31,662)	(31,662)
Net income (loss) from investment affiliates and operating affiliates			—	62,528	62,528
Less: Foreign exchange (gains) losses			—	55,017	55,017
Less: Corporate operating expenses			—	62,232	62,232
Contribution from P&C and Corporate and Other			(1,025,033)	(69,476)	(1,094,509)
Less: Interest expense (7)				39,509	39,509
Less: Non-controlling interests				(30,197)	(30,197)
Less: Income tax expense				(60,132)	(60,132)
Net income (loss) attributable to common shareholders					$(1,043,689)
Ratios – P&C operations: (8)
Loss and loss expense ratio	102.8%	142.7%	117.2%
Underwriting expense ratio	29.7%	29.8%	29.7%
Combined ratio	132.5%	172.5%	146.9%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $12.3 million and $(5.6) million, respectively.

(6)	Net fee income and other includes operating expenses of $13.5 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,153,379	$565,541	$2,718,920	$64,683	$2,783,603
Net premiums written	1,615,132	518,166	2,133,298	2,360	2,135,658
Net premiums earned	1,653,461	778,216	2,431,677	2,360	2,434,037
Less: Net losses and loss expenses (2)	1,068,268	423,535	1,491,803	5,875	1,497,678
Less: Acquisition costs (2)	221,137	181,749	402,886	1,002	403,888
Less: Operating expenses (3)	302,373	67,764	370,137	142	370,279
Underwriting profit (loss)	$61,683	$105,168	$166,851	$(4,659)	$162,192
Net investment income - excluding Life Funds Withheld Assets (4)			148,579	8,127	156,706
Net investment income - Life Funds Withheld Assets				38,937	38,937
Net results from structured products (5)	2,353	5,355	7,708	—	7,708
Net fee income and other (6)	(4,486)	620	(3,866)	595	(3,271)
Loss (gain) on sale of subsidiary			—	(3,670)	(3,670)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			60,401	(2,006)	58,395
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			68	85,213	85,281
Net realized and unrealized gains (losses) on derivative instruments			—	5,490	5,490
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(225,610)	(225,610)
Net income (loss) from investment affiliates and operating affiliates			—	24,566	24,566
Less: Foreign exchange (gains) losses			—	(1,695)	(1,695)
Less: Corporate operating expenses			—	126,308	126,308
Contribution from P&C and Corporate and Other			379,741	(190,290)	189,451
Less: Interest expense (7)				43,025	43,025
Less: Non-controlling interests				58,076	58,076
Less: Income tax expense				17,749	17,749
Net income (loss) attributable to common shareholders					$70,601
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.6%	54.4%	61.3%
Underwriting expense ratio	31.7%	32.1%	31.8%
Combined ratio	96.3%	86.5%	93.1%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $14.1 million and $6.4 million, respectively.

(6)	Net fee income and other includes operating expenses of $11.9 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$7,582,060	$3,609,707	$11,191,767	$175,160	$11,366,927
Net premiums written	4,910,096	3,042,326	7,952,422	9,280	7,961,702
Net premiums earned	4,964,808	2,686,522	7,651,330	9,280	7,660,610
Less: Net losses and loss expenses (2)	3,862,205	2,317,057	6,179,262	25,478	6,204,740
Less: Acquisition costs (2)	670,579	640,844	1,311,423	3,715	1,315,138
Less: Operating expenses (3)	844,137	204,915	1,049,052	697	1,049,749
Underwriting profit (loss)	$(412,113)	$(476,294)	$(888,407)	$(20,610)	$(909,017)
Net investment income - excluding Life Funds Withheld Assets (4)			454,257	22,917	477,174
Net investment income - Life Funds Withheld Assets				95,599	95,599
Net results from structured products (5)	6,112	17,633	23,745	—	23,745
Net fee income and other (6)	(2,437)	2,243	(194)	(1,607)	(1,801)
Extinguishment of debt			—	1,582	1,582
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			94,589	(9,476)	85,113
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			—	52,075	52,075
Net realized and unrealized gains (losses) on derivative instruments			—	(28,409)	(28,409)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(116,359)	(116,359)
Net income (loss) from investment affiliates and operating affiliates			—	187,920	187,920
Less: Foreign exchange (gains) losses			—	46,038	46,038
Less: Corporate operating expenses			—	263,267	263,267
Contribution from P&C and Corporate and Other			(316,010)	(128,837)	(444,847)
Less: Interest expense (7)				123,181	123,181
Less: Non-controlling interests				39,232	39,232
Less: Income tax expense				(18,034)	(18,034)
Net income (loss) attributable to common shareholders					$(589,226)
Ratios – P&C operations: (8)
Loss and loss expense ratio	77.8%	86.2%	80.8%
Underwriting expense ratio	30.5%	31.5%	30.8%
Combined ratio	108.3%	117.7%	111.6%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $39.2 million and $15.5 million, respectively.

(6)	Net fee income and other includes operating expenses of $37.2 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$7,169,363	$3,439,650	$10,609,013	$202,139	$10,811,152
Net premiums written	4,899,258	3,018,246	7,917,504	9,032	7,926,536
Net premiums earned	4,944,055	2,367,772	7,311,827	9,032	7,320,859
Less: Net losses and loss expenses (2)	3,163,599	1,343,075	4,506,674	16,294	4,522,968
Less: Acquisition costs (2)	679,009	544,380	1,223,389	4,286	1,227,675
Less: Operating expenses (3)	922,273	215,258	1,137,531	765	1,138,296
Underwriting profit (loss)	$179,174	$265,059	$444,233	$(12,313)	$431,920
Net investment income - excluding Life Funds Withheld Assets (4)			446,352	24,185	470,537
Net investment income - Life Funds Withheld Assets				119,643	119,643
Net results from structured products (5)	6,340	5,397	11,737	—	11,737
Net fee income and other (6)	(12,097)	2,705	(9,392)	1,068	(8,324)
Loss (gain) on sale of subsidiary			—	(3,670)	(3,670)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			77,189	(7,742)	69,447
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			(3)	271,599	271,596
Net realized and unrealized gains (losses) on derivative instruments			—	2,774	2,774
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(691,432)	(691,432)
Net income (loss) from investment affiliates and operating affiliates			—	67,234	67,234
Less: Foreign exchange (gains) losses			—	(54,614)	(54,614)
Less: Corporate operating expenses			—	372,003	372,003
Contribution from P&C and Corporate and Other			970,116	(538,703)	431,413
Less: Interest expense (7)				128,371	128,371
Less: Non-controlling interests				124,263	124,263
Less: Income tax expense				42,511	42,511
Net income (loss) attributable to common shareholders					$136,268
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.0%	56.7%	61.6%
Underwriting expense ratio	32.4%	32.1%	32.3%
Combined ratio	96.4%	88.8%	93.9%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $40.9 million and $29.1 million, respectively.

(6)	Net fee income and other includes operating expenses of $36.0 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company's net premiums earned by product type for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$328,253	$58,304	$—	$386,557
Casualty	522,564	136,532	—	659,096
Property catastrophe	—	221,023	—	221,023
Property	390,156	278,651	—	668,807
Specialty	437,350	53,611	—	490,961
Other (1)	(1,134)	192,446	—	191,312
Total P&C Operations	$1,677,189	$940,567	$—	$2,617,756
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	3,146	3,146
Total Corporate and Other	$—	$—	$3,146	$3,146
Total	$1,677,189	$940,567	$3,146	$2,620,902

Three Months Ended September 30, 2016 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$287,039	$39,029	$—	$326,068
Casualty	553,223	163,845	—	717,068
Property catastrophe	—	183,381	—	183,381
Property	414,888	263,324	—	678,212
Specialty	408,857	43,712	—	452,569
Other (1)	(10,546)	84,925	—	74,379
Total P&C Operations	$1,653,461	$778,216	$—	$2,431,677
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	2,360	2,360
Total Corporate and Other	$—	$—	$2,360	$2,360
Total	$1,653,461	$778,216	$2,360	$2,434,037
____________

(1)
Other within the Insurance segment includes: surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, structured indemnity and other lines.

(2)
Amounts from the prior year have been re-presented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include movements of certain items out of Other as follows: Programs business is now reflected in Property or Casualty, depending upon the predominant line for each program; Surplus lines is now reflected primarily in Casualty; and Accident & Health is now reflected in Specialty.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$939,809	$165,534	$—	$1,105,343
Casualty	1,595,356	442,793	—	2,038,149
Property catastrophe	—	533,486	—	533,486
Property	1,185,946	837,490	—	2,023,436
Specialty	1,243,137	137,913	—	1,381,050
Other (1)	560	569,306	—	569,866
Total P&C Operations	$4,964,808	$2,686,522	$—	$7,651,330
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	9,280	9,280
Total Corporate and Other	$—	$—	$9,280	$9,280
Total	$4,964,808	$2,686,522	$9,280	$7,660,610

Nine Months Ended September 30, 2016 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$884,081	$121,982	$—	$1,006,063
Casualty	1,636,808	510,031	—	2,146,839
Property catastrophe	—	602,995	—	602,995
Property	1,137,609	777,993	—	1,915,602
Specialty	1,287,221	125,717	—	1,412,938
Other (1)	(1,664)	229,054	—	227,390
Total P&C Operations	$4,944,055	$2,367,772	$—	$7,311,827
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$—	$—
Run-off Life operations - Other Life	—	—	9,032	9,032
Total Corporate and Other	$—	$—	$9,032	$9,032
Total	$4,944,055	$2,367,772	$9,032	$7,320,859
____________

(1)
Other within the Insurance segment includes: surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, structured indemnity and other lines.

(2)
Amounts from the prior year have been re-presented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include movements of certain items out of Other as follows: Programs business is now reflected in Property or Casualty, depending upon the predominant line for each program; Surplus lines is now reflected primarily in Casualty; and Accident & Health is now reflected in Specialty.

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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related Other-Than-Temporary Impairments ("OTTI") recorded in accumulated other comprehensive income ("AOCI"), of the Company's Available for Sale ("AFS") investments at September 30, 2017 and December 31, 2016 were as follows:

		Included in AOCI
September 30, 2017 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government Agencies ("U.S. Government")	$4,291,972	$41,348	$(19,984)	$4,313,336	$—
U.S. States, municipalities and political subdivisions	2,009,472	102,610	(865)	2,111,217	—
Non-U.S. Governments	5,204,769	117,205	(61,337)	5,260,637	—
Corporate	9,897,084	229,162	(53,272)	10,072,974	(18)
Residential mortgage-backed securities ("RMBS")	4,907,674	56,400	(22,372)	4,941,702	(10,092)
Commercial mortgage-backed securities ("CMBS")	1,277,629	9,407	(9,042)	1,277,994	(802)
Other asset-backed securities	1,546,625	27,940	(7,050)	1,567,515	(35,510)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,135,225	$584,072	$(173,922)	$29,545,375	$(46,422)
Total short-term investments - Excluding Life Funds Withheld Assets	336,071	657	(674)	336,054	—
Total equity securities - Excluding Life Funds Withheld Assets	920,130	94,489	(2,677)	1,011,942	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,391,426	$679,218	$(177,273)	$30,893,371	$(46,422)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$9,020	$2,070	$—	$11,090	$—
Non-U.S. Governments	457,936	153,907	—	611,843	—
Corporate	981,474	230,077	—	1,211,551	—
RMBS	503	86	—	589	—
CMBS	98,779	23,444	—	122,223	—
Other asset-backed securities	139,999	32,839	—	172,838	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,687,711	$442,423	$—	$2,130,134	$—
Total investments - AFS	$32,079,137	$1,121,641	$(177,273)	$33,023,505	$(46,422)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Included in AOCI
December 31, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$3,874,038	$53,172	$(32,822)	$3,894,388	$—
U.S. States, municipalities and political subdivisions	2,399,490	86,041	(7,419)	2,478,112	—
Non-U.S. Governments	5,037,482	112,772	(120,122)	5,030,132	—
Corporate	10,055,757	198,082	(119,110)	10,134,729	(36)
RMBS	4,479,722	71,045	(58,142)	4,492,625	(47,879)
CMBS	670,005	5,955	(10,774)	665,186	(1,191)
Other asset-backed securities	1,252,435	13,195	(12,242)	1,253,388	(2,029)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$27,768,929	$540,262	$(360,631)	$27,948,560	$(51,135)
Total short-term investments - Excluding Life Funds Withheld Assets	626,142	227	(1,176)	625,193	—
Total equity securities - Excluding Life Funds Withheld Assets	996,610	48,931	(8,210)	1,037,331	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,391,681	$589,420	$(370,017)	$29,611,084	$(51,135)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,468	$2,109	$—	$10,577	$—
Non-U.S. Governments	454,695	169,982	—	624,677	—
Corporate	1,173,670	280,938	—	1,454,608	—
RMBS	19,591	2,789	—	22,380	—
CMBS	77,762	16,478	—	94,240	—
Other asset-backed securities	84,541	17,019	—	101,560	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,818,727	$489,315	$—	$2,308,042	$—
Total investments - AFS	$31,210,408	$1,078,735	$(370,017)	$31,919,126	$(51,135)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The cost (amortized cost for fixed maturities and short-term investments) and fair value of the trading investments at September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - trading securities ("Trading") - Life Funds Withheld Assets
U.S. Government	$16,882	$15,815
Non-U.S. Governments	457,983	465,262
Corporate	1,299,270	1,334,783
RMBS	886	818
CMBS	7,453	7,581
Other asset-backed securities	40,932	42,206
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,823,406	$1,866,465
Total short-term investments - Trading - Life Funds Withheld Assets	$9,362	$9,361
Total investments - Trading - Life Funds Withheld Assets	$1,832,768	$1,875,826

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$14,361	$14,708
U.S. States, municipalities and political subdivisions	219	224
Non-U.S. Governments	426,225	444,944
Corporate	1,062,853	1,111,205
RMBS	936	961
CMBS	5,242	5,526
Other asset-backed securities	38,342	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,548,178	$1,617,014
Total short-term investments - Trading - Life Funds Withheld Assets	$9,536	$9,563
Total investments - Trading - Life Funds Withheld Assets	$1,557,714	$1,626,577
At September 30, 2017 and December 31, 2016, approximately 3.3% and 2.5%, respectively, of the Company's fixed income investment portfolio at fair value, excluding cash and Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 4.6% and 4.1% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding cash and Life Funds Withheld Assets, at September 30, 2017 and December 31, 2016, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed income securities at September 30, 2017 and December 31, 2016 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,686,672	$1,702,285	$2,121,088	$2,135,262
Due after 1 through 5 years	12,366,653	12,483,526	12,400,798	12,463,844
Due after 5 through 10 years	6,194,107	6,294,833	5,509,194	5,531,402
Due after 10 years	1,155,865	1,277,520	1,335,687	1,406,853
	$21,403,297	$21,758,164	$21,366,767	$21,537,361
RMBS	4,907,674	4,941,702	4,479,722	4,492,625
CMBS	1,277,629	1,277,994	670,005	665,186
Other asset-backed securities	1,546,625	1,567,515	1,252,435	1,253,388
Total mortgage and asset-backed securities	$7,731,928	$7,787,211	$6,402,162	$6,411,199
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$29,135,225	$29,545,375	$27,768,929	$27,948,560
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$31,584	$33,765	$71,207	$80,749
Due after 1 through 5 years	296,748	323,436	289,710	318,605
Due after 5 through 10 years	216,651	258,462	274,727	324,759
Due after 10 years	903,447	1,218,821	1,001,189	1,365,749
	$1,448,430	$1,834,484	$1,636,833	$2,089,862
RMBS	503	589	19,591	22,380
CMBS	98,779	122,223	77,762	94,240
Other asset-backed securities	139,999	172,838	84,541	101,560
Total mortgage and asset-backed securities	$239,281	$295,650	$181,894	$218,180
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,687,711	$2,130,134	$1,818,727	$2,308,042
Total fixed maturities - AFS	$30,822,936	$31,675,509	$29,587,656	$30,256,602

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$57,208	$56,657	$59,138	$59,553
Due after 1 through 5 years	481,836	487,343	322,574	328,997
Due after 5 through 10 years	577,671	585,182	507,631	521,505
Due after 10 years	657,420	686,678	614,315	661,026
	$1,774,135	$1,815,860	$1,503,658	$1,571,081
RMBS	886	818	936	961
CMBS	7,453	7,581	5,242	5,526
Other asset-backed securities	40,932	42,206	38,342	39,446
Total mortgage and asset-backed securities	$49,271	$50,605	$44,520	$45,933
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,823,406	$1,866,465	$1,548,178	$1,617,014
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. Also included are Life Funds Withheld Assets, as noted in Note 1, "Significant Accounting Policies." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. At September 30, 2017 and December 31, 2016, the Company had $18.0 billion and $17.1 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities at September 30, 2017 and December 31, 2016 have been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
September 30, 2017 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,744,113	$(14,476)	$319,287	$(5,938)
U.S. States, municipalities and political subdivisions	116,193	(690)	13,207	(174)
Non-U.S. Governments	1,458,435	(18,482)	654,433	(43,097)
Corporate	1,860,565	(16,568)	578,271	(36,706)
RMBS	2,079,510	(12,193)	412,261	(10,179)
CMBS	569,284	(3,959)	109,574	(5,082)
Other asset-backed securities	356,217	(1,044)	118,960	(6,008)
Total fixed maturities and short-term investments - AFS	$9,184,317	$(67,412)	$2,205,993	$(107,184)
Total equity securities	$38,170	$(2,677)	$—	$—

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2016 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,456,685	$(30,640)	$43,873	$(2,237)
U.S. States, municipalities and political subdivisions	457,288	(6,983)	4,287	(437)
Non-U.S. Governments	1,797,405	(75,596)	288,490	(45,480)
Corporate	3,414,252	(81,594)	264,920	(37,595)
RMBS	2,459,545	(41,194)	302,810	(16,948)
CMBS	467,757	(9,470)	9,665	(1,304)
Other asset-backed securities	777,435	(3,888)	37,535	(8,441)
Total fixed maturities and short-term investments - AFS	$11,830,367	$(249,365)	$951,580	$(112,442)
Total equity securities	$130,487	$(8,210)	$—	$—
The Company had gross unrealized losses totaling $177.3 million on 2,379 securities out of a total of 7,873 held at September 30, 2017 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized and Unrealized Gains (Losses)
The following represents an analysis of net realized and unrealized gains (losses) on investments

Net Realized Gains (Losses) on Investments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$80,313	$98,452	$211,481	$241,855
Gross realized losses on investments sold	(44,926)	(30,038)	(114,623)	(110,287)
OTTI on investments, net of amounts transferred to other comprehensive income	(3,661)	(10,019)	(11,745)	(62,121)
	$31,726	$58,395	$85,113	$69,447
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets:
Gross realized gains	$19,284	$44,183	$84,535	$140,703
Gross realized losses on investments sold	(405)	(172)	(1,404)	(32,162)
OTTI on investments, net of amounts transferred to other comprehensive income	—	—	—	(2,598)
Net unrealized gains (losses) on trading securities	$(7,331)	$41,270	$(31,056)	$165,653
	$11,548	$85,281	$52,075	$271,596
Total net realized gains (losses) on investments	$43,274	$143,676	$137,188	$341,043

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in Other Comprehensive Income ("OCI"), held by the Company at the dates or for the periods indicated and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Opening balance at beginning of indicated period	$54,437	$73,391	$61,595	$73,469
Credit loss impairment recognized in the current period on securities not previously impaired	—	811	124	12,049
Credit loss impairments previously recognized on securities that matured or were paid down, prepaid or sold during the period	(6,382)	(7,760)	(10,289)	(15,579)
Additional credit loss impairments recognized in the current period on securities previously impaired	300	911	564	2,014
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,577)	(2,003)	(5,216)	(6,603)
Closing balance at end of indicated period	$46,778	$65,350	$46,778	$65,350
5. Derivative Instruments
The Company enters into derivative instruments for both risk management and efficient portfolio management. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities ("Authorities Framework") adopted by the Risk and Finance Committee of the Company's Board of Directors ("RFC"), which is intended to align the risk profile of our investment portfolio to be consistent with the Company's risk tolerance, and other guidelines established by the RFC. Derivative instruments in an asset or liability position are included within "Other assets" or "Other liabilities", respectively, at fair value in the Unaudited Consolidated Balance Sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. Changes in the fair values of derivatives are shown in the Unaudited Consolidated Statements of Income as "Net realized and unrealized gains (losses) on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 1(h), "Significant Accounting Policies - Derivative Instruments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
The following table summarizes information on the notional amounts and gross amounts of derivative fair values contained in the Unaudited Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives designated as hedging instruments:
Foreign currency exposure	$207,028	$3,834	$885,957	$30,460	$1,396,801	$85,175	$583,722	$25,750
Total derivatives designated as hedging instruments	$207,028	$3,834	$885,957	$30,460	$1,396,801	$85,175	$583,722	$25,750
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$—	$—	$131,674	$34	$—	$—	$—	$—
Foreign currency exposure	64,307	1,170	316,806	3,716	10,049	190	273,767	12,137
Credit exposure	5,000	231	45,000	6,988	32,500	1,077	82,500	6,978
Financial market exposure	—	—	4,607	79	5	5	—	—

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017				December 31, 2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Other Non-Investment Derivatives:
Foreign currency exposure	181,300	393	—	—	181,300	1,208	—	—
Credit exposure	26,159	65	—	—	—	—	24,490	340
Guaranteed minimum income benefit contract	38,746	17,470	38,746	17,470	43,553	19,499	43,553	19,499
Modified coinsurance and funds withheld contracts (1)	52,804	—	4,679,877	19,041	59,775	—	4,048,446	—
Other	5,000	81	—	—	15,000	342	—	—
Total derivatives not designated as hedging instruments	$373,316	$19,410	$5,216,710	$47,328	$342,182	$22,321	$4,472,756	$38,954
Total derivatives		$23,244		$77,788		$107,496		$64,704
Counterparty netting		(3,681)		(3,681)		(17,947)		(17,947)
Total derivatives net of counterparty netting		19,563		74,107		89,549		46,757
Cash collateral held/paid (2)		—		(25,188)		(36,980)		(5,810)
Total derivatives as recorded in the Unaudited Consolidated Balance Sheets		$19,563		$48,919		$52,569		$40,947
____________

(1)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the associated asset or liability at each period end on the face of the Unaudited Consolidated Balance Sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements and other outward reinsurance contracts under which the Company cedes risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at September 30, 2017 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $1.0 billion.

(2)
At September 30, 2017, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of nil for derivatives in an asset position and paid cash collateral of $25.2 million for derivatives in a liability position. At December 31, 2016, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $37.0 million for derivatives in an asset position and paid cash collateral of $5.8 million for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the Unaudited Consolidated Balance Sheets as the collateral and derivative positions are not intended to be settled on a net basis.

(a) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign currency contracts to hedge the fair value of certain net investments in foreign operations. During the three and nine months ended September 30, 2017 and 2016, the Company entered into foreign currency contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British Pound or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three and nine months ended September 30, 2017 and 2016:

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation - Summary	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,167,395	$2,575,987	$1,501,284	$2,401,640
Derivative gains (losses) (1)	(15,280)	1,999	$(94,047)	$35,882
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of an investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

As described in Note 9, "Notes Payable and Debt and Financing Arrangements," the Company has issued debt denominated in Euros that is designated and qualifies as a nonderivative hedging instrument against an equal amount of the Company's currency exposure to the Euro resulting from net investments in foreign operations. Accordingly, the foreign currency revaluation of this debt is recorded in accumulated other comprehensive income (loss) ("AOCI"), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through "Net realized and unrealized gains (losses) on derivative instruments" in the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Investment Related Derivatives:
Interest rate exposure	$(109)	$—	$49	$781
Foreign currency exposure	(1,963)	74	(3,696)	(592)
Credit exposure	(289)	(812)	(1,668)	(959)
Financial market exposure	—	(45)	185	(2,866)
Other Non-Investment Derivatives:
Foreign currency exposure	26	(347)	(1,150)	(1,345)
Credit exposure	—	4,477	770	4,424
Modified coinsurance and funds withheld contracts, including life retrocession embedded derivative	(17,980)	2,143	(21,667)	3,331
Other	(119)	—	(1,232)	—
Net realized and unrealized gains (losses) on derivative instruments	$(20,434)	$5,490	$(28,409)	$2,774

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(31,662)	$(225,610)	$(116,359)	$(691,432)
The Company's objectives in using these derivatives are explained below.
Investment Related Derivatives
The Company, either directly or through third party investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps and options on interest rate swaps, total return swaps, credit derivatives (including single name and index credit default swaps and options on credit default swaps), equity options, forward contracts and futures (including foreign exchange, bond and stock index, interest rate and commodity futures), primarily as a means of reducing investment risk by economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for efficient portfolio management. When using exchange-traded or cleared over-the-counter derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's futures commission merchant. When using uncleared over-the-counter derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties to such derivative contracts. To manage this risk, the Company requires appropriate legal documentation with counterparties that has been reviewed and negotiated by legal counsel on behalf of the Company and complies with the Company's documentation standards, investment guidelines and policies.
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
Investment Related Derivatives – Foreign Currency Exposure
The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company uses foreign currency contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equities. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less.
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
Credit Exposure
During the year ended December 31, 2014, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At September 30, 2017, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future default, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
Modified Coinsurance and Funds Withheld Contracts, including Life Retrocession Embedded Derivatives
The Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return to be paid based on a portfolio of fixed income securities. As such, the agreements contain an embedded derivative. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on derivative instruments."
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Underwriting profit (loss)	$—	$—	$—	$—
Net investment income - Life Funds Withheld Assets	30,796	38,937	95,599	119,643
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	18,879	44,011	83,131	108,541
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(7,331)	41,270	(31,056)	165,653
OTTI on investments - Life Funds Withheld Assets	—	—	—	(2,598)
Foreign exchange gains (losses)	8,543	1,535	26,801	5,899
Other income and expenses	—	—	(90)	(170)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(31,662)	(225,610)	(116,359)	(691,432)
Net income (loss)	$19,225	$(99,857)	$58,026	$(294,464)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets	(14,579)	77,242	(46,643)	206,480
Change in adjustments related to future policy benefit reserves	5,412	2,058	13,981	27,820
Change in cumulative translation adjustment - Life Funds Withheld Assets	(10,058)	20,557	(25,364)	60,164
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$(19,225)	$99,857	$(58,026)	$294,464
Comprehensive income (loss)	$—	$—	$—	$—
As shown in the table above, although the Company's net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is no net impact on the Company's comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sale of the Life Funds Withheld Assets.
Other
The Company has entered into short term weather derivative swap agreements as the fixed rate payer which provide for a return to be paid to the Company based on the occurrence of certain industry weather events. The derivatives are recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on derivative instruments."
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the fair value hedges that have been settled and their impact on results during the indicated periods as well as the remaining balance of fair value hedges and average years remaining to maturity at September 30, 2017 and 2016 are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Structured Indemnity Contracts September 30,
(U.S. dollars in thousands, except years)	2017	2016
Cumulative reduction to interest expense	$119,591	$110,914
Remaining balance	$113,604	$122,282
Weighted average years remaining to maturity	19.0	20.4
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements at September 30, 2017 and December 31, 2016 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	September 30, 2017	December 31, 2016
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$30,197	$14,130
Collateral posted to counterparty	$32,400	$4,630
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
In addition, the Company assesses the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on its behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services' methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. The Company obtains

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from pricing services, which may also consist of broker quotes, to assess if the prices received represent reasonable estimates of the fair value.
For further information about the Company's fair value measurements, see Item 8, Note 1(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(a) Fair Value Summary
The following tables set forth the Company's assets and liabilities that were accounted for at fair value at September 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

September 30, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at September 30, 2017
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$4,294,540	$18,796	$—	$4,313,336
U.S. States, municipalities and political subdivisions	—	2,111,217	—	—	2,111,217
Non-U.S. Governments	—	5,260,637	—	—	5,260,637
Corporate	—	10,071,680	1,294	—	10,072,974
RMBS	—	4,941,702	—	—	4,941,702
CMBS	—	1,277,216	778	—	1,277,994
Other asset-backed securities	—	1,551,264	16,251	—	1,567,515
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$29,508,256	$37,119	$—	$29,545,375
Short-term investments, at fair value (1)	—	336,054	—	—	336,054
Equity securities, at fair value	844,923	167,019	—	—	1,011,942
Total investments AFS - Excluding Funds Withheld Assets	$844,923	$30,011,329	$37,119	$—	$30,893,371
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$11,090	$—	$—	$11,090
Non-U.S. Governments	—	611,843	—	—	611,843
Corporate	—	1,211,551	—	—	1,211,551
RMBS	—	589	—	—	589
CMBS	—	122,223	—	—	122,223
Other asset-backed securities	—	172,838	—	—	172,838
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,130,134	$—	$—	$2,130,134
Total investments - AFS, at fair value	$844,923	$32,141,463	$37,119	$—	$33,023,505

Fixed maturities - Trading
U.S. Government	$—	$15,815	$—	$—	$15,815
Non-U.S. Governments	—	465,262	—	—	465,262
Corporate	—	1,334,783	—	—	1,334,783
RMBS	—	818	—	—	818
CMBS	—	7,581	—	—	7,581
Other asset-backed securities	—	42,206	—	—	42,206
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,866,465	$—	$—	$1,866,465
Short-term investments, at fair value (1)	—	9,361	—	—	9,361
Total investments, Trading	$—	$1,875,826	$—	$—	$1,875,826

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at September 30, 2017
Cash equivalents (2)	242,977	1,386,542	—	—	1,629,519
Cash equivalents - Life Funds Withheld Assets (2)	505	64,769	—	—	65,274
Other investments (3)	—	558,934	219,462	—	778,396
Other assets (4)	—	5,628	17,616	(3,681)	19,563
Total assets accounted for at fair value	$1,088,405	$36,033,162	$274,197	$(3,681)	$37,392,083
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$1,037,270	$—	$—	$1,037,270
Other liabilities (4)	—	60,318	17,470	(3,681)	74,107
Total liabilities accounted for at fair value	$—	$1,097,588	$17,470	$(3,681)	$1,111,377

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2016
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$3,869,637	$24,751	$—	$3,894,388
U.S. States, municipalities and political subdivisions	—	2,478,112	—	—	2,478,112
Non-U.S. Governments	—	5,030,132	—	—	5,030,132
Corporate	—	10,114,644	20,085	—	10,134,729
RMBS	—	4,492,625	—	—	4,492,625
CMBS	—	665,087	99	—	665,186
Other asset-backed securities	—	1,252,257	1,131	—	1,253,388
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$27,902,494	$46,066	$—	$27,948,560
Short-term investments, at fair value (1)	—	625,193	—	—	625,193
Equity securities, at fair value	898,664	138,667	—	—	1,037,331
Total investments AFS - Excluding Funds Withheld Assets	$898,664	$28,666,354	$46,066	$—	$29,611,084
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$10,577	$—	$—	$10,577
Non-U.S. Governments	—	624,677	—	—	624,677
Corporate	—	1,454,608	—	—	1,454,608
RMBS	—	22,380	—	—	22,380
CMBS	—	94,240	—	—	94,240
Other asset-backed securities	—	101,560	—	—	101,560
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,308,042	$—	$—	$2,308,042
Total investments - AFS, at fair value	$898,664	$30,974,396	$46,066	$—	$31,919,126

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2016
Fixed maturities - Trading
U.S. Government	$—	$14,708	$—	$—	$14,708
U.S. States, municipalities and political subdivisions	—	224	—	—	224
Non-U.S. Governments	—	444,944	—	—	444,944
Corporate	—	1,111,205	—	—	1,111,205
RMBS	—	961	—	—	961
CMBS	—	5,526	—	—	5,526
Other asset-backed securities	—	39,446	—	—	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,617,014	$—	$—	$1,617,014
Short-term investments, at fair value (1)	—	9,563	—	—	9,563
Total investments, Trading	$—	$1,626,577	$—	$—	$1,626,577
Cash equivalents (2)	573,398	1,096,254	—	—	1,669,652
Cash equivalents - Life Funds Withheld Assets (2)	—	72,798	—	—	72,798
Other investments (3)	—	493,874	205,528	—	699,402
Other assets (4)	—	87,655	19,841	(17,947)	89,549
Total assets accounted for at fair value	$1,472,062	$34,351,554	$271,435	$(17,947)	$36,077,104
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$937,721	$—	$—	$937,721
Other liabilities (4)	—	44,865	19,839	(17,947)	46,757
Total liabilities accounted for at fair value	$—	$982,586	$19,839	$(17,947)	$984,478
____________

(1)	Short-term investments consist primarily of Other asset-backed securities, U.S. and Non-U.S. Government securities and Corporate securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
Excluded from Other Investments are certain investments that are measured using net asset value as a practical expedient in the amount of $194.7 million and $322.9 million at September 30, 2017 and December 31, 2016, respectively. Under GAAP, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes loans held at amortized cost. These investments, which totaled $172.5 million at September 30, 2017 and $142.3 million at December 31, 2016, are carried at amortized cost. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

buy-side/evaluator dialogue and sell-side/evaluator dialogue. Credit information inputs include issuer financial statements, default and material event notices, developer reports and liquidation and restructuring analyses.
RMBS, CMBS and Other asset-backed securities
As part of the process to determine fair value, Level 2 securities in these sub-categories are analyzed by collateral type, deal structure, deal performance and vintage. Market inputs into the valuation process for each sub-category include actual trades, results of bids-wanted, buy-side/evaluator dialogue and sell-side/evaluator dialogue and market research reports. Cash flow inputs into the evaluation process include conditional prepayment rates, conditional decay rates, and delinquency and loss severity rates. This assumptive data is reviewed and updated using third party reported information to reflect current market convention.
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
There were no significant transfers between Level 1 and Level 2 during each of the three and nine months ended September 30, 2017 and 2016.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2017 and 2016 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at September 30, 2017 and 2016, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2017 and 2016, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fixed maturities and short-term investments
The Company's Level 3 assets consist primarily of U.S. Government securities, Corporates and Other asset-backed securities, for which non-binding broker quotes are the primary source of the valuations. Sufficient information regarding the specific inputs utilized by the brokers was not available to support a Level 2 classification. The Company obtains the majority of broker quotes for these securities from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from pricing services, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value. Although the Company does not have access to the specific unobservable inputs that may have been used in the fair value measurements of these securities provided by brokers, we would expect that the significant inputs considered are prepayment rates, probability of default, loss severity in the event of default, recovery rates, liquidity premiums and reinvestment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.
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
Derivative instruments
Derivative instruments recorded within other liabilities and classified within Level 3 include credit derivatives sold that provide protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification, and guaranteed minimum income benefits embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$19,059	$—	$50	$—	$—	$(313)	$—	$18,796	$50
Corporate	1,184	—	1	—	—	—	109	1,294	(1)
CMBS	78	—	4	698	—	(2)	—	778	4
Other asset-backed securities	6,891	15	—	15,582	(3,770)	—	(2,467)	16,251	—
Short-term investments	3	—	—	—	—	(3)	—	—	—
Other investments	220,348	2,571	8,047	5,464	—	(9,813)	(7,155)	219,462	(1,620)
Derivative Contracts - Net	540	—	(394)	—	—	—	—	146	(394)
Total	$248,103	$2,586	$7,708	$21,744	$(3,770)	$(10,131)	$(9,513)	$256,727	$(1,961)

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2016
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$44,256	$(37)	$116	$—	$—	$(685)	$—	$43,650	$79
Corporate	45,566	(3,088)	94	—	(30,420)	—	(1,866)	10,286	17
RMBS	15	—	—	—	—	—	(15)	—	—
CMBS	—	—	(1)	—	—	—	102	101	(1)
Other asset-backed securities	24,649	92	1,189	124,843	—	(4,267)	(4,095)	142,411	333
Other investments	225,094	7,757	(62)	9,297	(12,000)	(14,869)	(2,463)	212,754	6,902
Derivative Contracts - Net	(9,836)	—	9,879	—	—	—	—	43	55
Total	$329,744	$4,724	$11,215	$134,140	$(42,420)	$(19,821)	$(8,337)	$409,245	$7,385
____________

(1)
Net transfers include both movement in and movement out of Level 3. Other asset-backed securities, for the three months ended September 30, 2017, includes $3.1 million of outgoing transfers partially offset by $0.7 million of incoming transfers.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$24,751	$(38)	$(224)	$—	$—	$(935)	$(4,758)	$18,796	$227
Corporate	20,085	27	(18)	—	(20,014)	(31)	1,245	1,294	5
RMBS	—	17	(526)	—	—	(173)	682	—	—
CMBS	99	21	(14)	698	—	(26)	—	778	4
Other asset-backed securities	1,131	101	1,111	22,472	(5,216)	(286)	(3,062)	16,251	—
Short-term investments	—	—	—	11,693	(11,662)	(31)	—	—	—
Other investments	205,528	2,097	24,327	21,743	(2,207)	(22,162)	(9,864)	219,462	8,581
Derivative Contracts - Net	2	—	144	—	—	—	—	146	146
Total	$251,596	$2,225	$24,800	$56,606	$(39,099)	$(23,644)	$(15,757)	$256,727	$8,963

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2016
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$45,063	$(112)	$743	$—	$—	$(2,044)	$—	$43,650	$630
Corporate	53,873	(2,991)	26	1,955	(30,420)	(6)	(12,151)	10,286	48
RMBS	3,077	(3)	7	—	—	(229)	(2,852)	—	—
CMBS	—	—	(1)	—	—	—	102	101	(1)
Other asset-backed securities	50,265	704	4,722	125,915	—	(37,220)	(1,975)	142,411	4,479
Other investments	264,415	14,588	(8,519)	34,450	(12,000)	(34,334)	(45,846)	212,754	5,276
Derivative Contracts - Net	(9,791)	—	9,834	—	—	—	—	43	10
Total	$406,902	$12,186	$6,812	$162,320	$(42,420)	$(73,833)	$(62,722)	$409,245	$10,442
____________

(1)
Net transfers include both movement in and movement out of Level 3. Corporate for the nine months ended September 30, 2017, includes $1.4 million of incoming transfers partially offset by $0.1 million of outgoing transfers. RMBS for the nine months ended September 30, 2017, includes $4.1 million of incoming transfers partially offset by $3.4 million of outgoing transfers. Other asset-backed securities, for the nine months ended September 30, 2017, includes $9.8 million of outgoing transfers partially offset by $6.8 million of incoming transfers. Other investments, for the nine months ended September 30, 2016, includes $61.3 million of outgoing transfers partially offset by $15.5 million of incoming transfers. Other asset-backed securities, for the nine months ended September 30, 2016, includes $5.0 million of outgoing transfers partially offset by $3.0 million of incoming transfers.

XL GROUP LTD
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
The following table includes financial instruments for which the carrying values differ from the estimated fair values at September 30, 2017 and December 31, 2016. All of these fair value estimates are considered Level 2 fair value measurements.

	September 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$172,453	$182,454	$142,271	$153,173
Deposit liabilities	$1,030,290	$1,258,115	$1,116,233	$1,337,406
Notes payable and debt	3,210,063	3,476,673	2,647,677	2,813,257
Financial Liabilities	$4,240,353	$4,734,788	$3,763,910	$4,150,663
The Company historically participated in structured transactions, the remaining of which are largely comprised of an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair values of these investments held by the Company are determined through use of internal models utilizing benchmark yields, issuer spreads and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair values of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 47.9 basis points and 50.0 basis points at September 30, 2017 and December 31, 2016, respectively. The discount rate incorporates the Company's own credit risk into the determination of estimated fair value.
The fair values of the Company's notes payable and debt outstanding were determined based on quoted market prices.
There are no significant concentrations of credit risk within the Company's financial instruments not carried at fair value as defined in the authoritative guidance over necessary disclosures, which excludes certain financial instruments, particularly insurance contracts.
7. Goodwill and Other Intangible Assets
The Company had goodwill and other intangible assets of $2.2 billion at September 30, 2017 and December 31, 2016.
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
In the first quarter of 2016, as a result of the transaction described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition," the Company recognized intangible assets of $14.0 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill in the amount of $14.1 million.
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the nine months ended September 30, 2017:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2016	$1,213,524	$682,779	$307,350	$2,203,653
Amortization	—	—	(16,876)	(16,876)
Foreign Currency Translation	18,749	14,950	6,538	40,237
Balance at September 30, 2017	$1,232,273	$697,729	$297,012	$2,227,014

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Losses and Loss Expenses
The following table represents a reconciliation of the beginning and ending balances of unpaid losses and loss expenses, including an analysis of the Company's paid and unpaid losses and loss expenses incurred for the years indicated:

(U.S. dollars in thousands)	2017	2016
Unpaid losses and loss expenses at the beginning of the year	$25,939,571	$25,439,744
Unpaid losses and loss expenses recoverable at the beginning of the year (1)	5,480,300	5,248,905
Net unpaid losses and loss expenses at the beginning of the year	$20,459,271	$20,190,839
Acquired reserves	—	101,315
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	6,272,852	4,702,321
Prior year	(93,590)	(195,647)
Total net incurred losses and loss expenses	$6,179,262	$4,506,674
Foreign exchange and other	555,350	(263,342)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	654,494	695,256
Prior year	3,505,086	3,139,995
Total net paid losses	$4,159,580	$3,835,251
Net unpaid losses and loss expenses at September 30	23,034,303	20,700,235
Unpaid losses and loss expenses recoverable at September 30 (1)	6,954,034	5,470,148
Unpaid losses and loss expenses at September 30	$29,988,337	$26,170,383
____________
(1)    Property and Casualty business only, net of provision for uncollectible reinsurance.
The three months ended September 30, 2017 experienced a significant number of natural catastrophe losses. In August, Hurricane Harvey impacted the Western Gulf Coast of the United States. In September, Hurricane Irma impacted the Caribbean and the Eastern Gulf Coast of the United States. Also in September, Hurricane Maria impacted the Caribbean. All three hurricanes caused significant damage. In addition, there were other natural catastrophe losses in the quarter, including the Mexican Earthquakes and Typhoon Hato in Southeast Asia ("Other Cats"). Collectively, Hurricanes Harvey, Irma, Maria and the Other Cats have had a significant impact on the Company's results of operations for the three and nine months ended September 30, 2017.
The following table presents the net (favorable) adverse prior year loss development of the Company's loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2017	2016
Insurance segment	$(30,680)	$(67,498)
Reinsurance segment	(62,910)	(128,149)
Total	$(93,590)	$(195,647)
The significant developments in prior year loss reserve estimates for each of the years indicated within the Company's Insurance and Reinsurance segments are discussed below.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by product type relating to the Insurance segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2017	2016
Professional	$(54,833)	$(369)
Casualty	(74,443)	(45,230)
Property	91,488	(7,356)
Specialty	7,108	(14,543)
Total	$(30,680)	$(67,498)
Net favorable prior year reserve development was $30.7 million for the nine months ended September 30, 2017 for the Insurance segment, driven by the following:

•
For professional lines, net prior year development was $54.8 million favorable. This was driven by better than expected loss experience in Bermuda regarding the 2015 and 2016 accident years, partially offset by strengthening in the international financial lines management liability book to reflect significant large loss experience.

•
For casualty lines, net prior year development was $74.4 million favorable. This was driven by better than expected loss experience on mature years of a North America excess casualty book resulting in releases of $50.5 million, as well as reductions to reflect better than expected loss experience reported on North America construction and global risk management. This was partially offset by strengthening to reflect worse than expected loss experience reported on the excess and surplus portfolio.

•
For property lines, net prior year development was $91.5 million unfavorable. This was driven by deteriorations in the London wholesale property book which led to strengthening of $49.4 million, and significant adverse large loss experience on the energy property book resulting in strengthening of $38.3 million.

•
For specialty lines, net prior year development was $7.1 million unfavorable. This was driven by worse than expected large loss experience in more recent years in the crisis management and political risk & trade credit portfolios, partially offset by better than expected attritional loss experience in the aerospace book.

Net favorable prior year reserve development totaled $67.5 million for the Insurance segment for the nine months ended September 30, 2016. Professional lines had favorable net prior year development of $0.4 million. Casualty lines favorable net prior year development of $45.2 million was driven by releases in international casualty, primarily to reflect better than expected loss experience reported on the general and professional liability books, and in discontinued casualty primarily due to our reassessment of the losses incurred but not reported provision for the U.S. Casualty risk solutions portfolio, discontinued prior to 2008, following favorable claims resolutions in recent years. For property lines, net prior year development was $7.4 million favorable driven by reflecting better than expected reported non-catastrophe loss experience. Specialty lines had $14.5 million net favorable prior year development driven by releases in discontinued specialty following the expiration of a policy, and due to better than expected loss experience on the cargo, hull and liability businesses in marine lines. This was partially offset by a strengthening in accident and health driven by deteriorations in the U.S. and Switzerland books, and in crisis management relating to deteriorations in large losses.
Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2017	2016
Property and other short-tail lines	$(124,362)	$(69,028)
Casualty and other long-tail lines	61,452	(59,121)
Total	$(62,910)	$(128,149)

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net favorable prior year reserve development was $62.9 million for the nine months ended September 30, 2017 for the Reinsurance segment, driven by the following:

▪	Net favorable prior year development for the short-tail lines totaled $124.4 million. Details of the significant components are as follows:

•
For property lines, net prior year development was $115.0 million favorable, primarily due to better than expected experience on attritional losses and favorable development on catastrophes and other large losses.

•
For specialty lines, net prior year development was $9.4 million favorable, mainly due to better than expected experience on attritional losses, partially offset by unfavorable movement on large losses in the Aviation book.

▪	Net unfavorable prior year development for the long-tail lines totaled $61.5 million. Details of the significant components are as follows:

▪
For casualty lines, net prior year development was $61.0 million unfavorable primarily due to the decrease of the discount rate used to calculate lump sum awards in U.K. bodily injury cases from 2.5% to negative 0.75%, which impacted the Company's carried reserves for relevant lines of business, primarily U.K. motor business.

▪
For other lines, net prior year development was $0.5 million unfavorable mainly due to worse than expected experience on attritional losses on the whole account book, partially offset by a release of large losses in the credit and surety book.

Net favorable prior year reserve development totaled $128.1 million for the nine months ended September 30, 2016. The short-tail lines benefited from $5.1 million in favorable development from property other lines, $54.4 million in favorable development in property catastrophe lines and $9.6 million in favorable development within specialty lines. The release in long-tail lines was due to favorable development of $50.4 million and $8.7 million in casualty and other, respectively.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, the Company's historical results are not indicative of future releases or strengthening.
9. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt at September 30, 2017 and December 31, 2016:

(U.S. dollars in thousands)	September 30, 2017		December 31, 2016
	Commitment/ Debt (1)	In Use/ Outstanding (2)	Commitment/ Debt (1)	In Use/ Outstanding (2)
Debt:
2.30% Senior Notes due December 2018	$300,000	$299,189	$300,000	$298,686
5.75% Senior Notes due October 2021	400,000	398,277	400,000	397,953
6.375% Senior Notes due November 2024	350,000	349,221	350,000	349,139
4.45% Subordinated Notes due March 2025	500,000	493,936	500,000	493,329
6.25% Senior Notes due May 2027	325,000	323,492	325,000	323,375
5.25% Senior Notes due December 2043	300,000	296,526	300,000	296,427
5.5% Subordinated Notes due March 2045	483,305	472,736	500,000	488,768
3.25% Subordinated Notes due June 2047	587,150	576,686	—	—
Total debt carrying value	$3,245,455	$3,210,063	$2,675,000	$2,647,677
_________

(1)
Excluded from the table are certain credit facilities under which the Company was permitted to utilize up to $750.0 million at September 30, 2017 and $1.0 billion at December 31, 2016, for revolving loans to support general operating and financing needs. At September 30, 2017 and December 31, 2016, $2 million and $245 million, respectively, were utilized under these facilities to issue letters of credit, leaving $748.0 million and $755.0 million, respectively, available to support other operating and financing needs.

(2)    "In Use/Outstanding" data represent September 30, 2017 and December 31, 2016 accreted values.
All outstanding debt of the Company at September 30, 2017 and December 31, 2016 was issued by XLIT, a 100% owned subsidiary of XL Group. XLIT's outstanding debt, other than the Senior Notes due 2024 and due 2027, is fully and unconditionally guaranteed by XL Group. See Note 16, "Guarantor Financial Information," for condensed comparative financial information of XL Group and XLIT for the periods ended September 30, 2017 and December 31, 2016.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
On July 7, 2017, the Company repurchased through a tender offer and canceled outstanding 5.5% Subordinated Notes due 2045 issued by XLIT with a net carrying value of $16.3 million for $17.9 million, inclusive of transaction costs. As a result of these repurchases, the Company recorded a loss of approximately $1.6 million through "Extinguishment of debt" and interest expense of $0.3 million in the Unaudited Consolidated Statements of Income.
As a result of the Allied Acquisition described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition," the Company assumed, and subsequently redeemed on June 15, 2016, $8.2 million of trust preferred securities, due in 2035 and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.75%.
XLIT and the Company were in compliance with all covenants at September 30, 2017, and XLIT and the Company currently remain in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has letter of credit ("LOC") facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd's.
The following table presents the Company's sixteen and fifteen letter of credit facilities and revolving credit facilities at September 30, 2017 and December 31, 2016, respectively:

(U.S. dollars in thousands)	September 30, 2017		December 31, 2016
Facility Name:	Commitment/ Debt	In Use/ Outstanding	Commitment/ Debt	In Use/ Outstanding
2015 Citi Facility	$—	$—	$250,000	$245,000
Goldman Facility	—	—	200,000	200,000
2016 Credit Agricole Facility I	125,000	125,000	125,000	125,000
2016 Credit Agricole Facility II	125,000	125,000	125,000	125,000
2017 Commonwealth Bank Facility	215,000	215,000	—	—
2017 Credit Suisse Facility	100,000	100,000	—	—
FAL Facility I	125,000	125,000	125,000	125,000
FAL Facility II	125,000	125,000	125,000	125,000
FAL Facility III	125,000	125,000	125,000	125,000
FAL Facility IV	125,000	125,000	125,000	125,000
Syndicated Unsecured Facility (1)	750,000	2,000	750,000	—
Syndicated Secured Facility (1)	750,000	553,291	750,000	531,962
2017 Commerzbank Facility	100,000	100,000	—	—
CICL Facility	190,000	179,440	180,000	159,207
Citi EU Facility	600,000	104,252	600,000	84,641
London Market Facility	250,000	125,467	250,000	117,063
CRCH Facility	270,000	265,553	250,000	245,733
Syndicate 2003 Facility	14,062	14,044	11,687	11,687
Total LOC facilities	$3,989,062	$2,409,047	$3,991,687	$2,345,293
____________

(1)	The Company has the option to increase the size of the Syndicated Secured and Unsecured Facilities by an aggregate of $500 million.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2017 and December 31, 2016, the Company had 51.6% and 48.6%, respectively, of these credit facilities collateralized by certain assets from the Company's investment portfolio.
Commonwealth Bank Facility
On June 19, 2017, the Company entered into a new credit agreement with Commonwealth Bank of Australia, as administrative agent and issuing lender ("2017 Commonwealth Bank Facility"). The capacity available under this standby letter of credit is $215 million. The commitments under the 2017 Commonwealth Bank Facility expire on, and such credit facility is available until, the earlier of (i) September 15, 2020 and (ii) the date of termination in whole of the commitment upon an optional termination or reduction of the commitment by the account party or upon the occurrence of certain events of default.
Credit Suisse Bank Facility
On September 15, 2017, the Company entered into a new credit agreement with Credit Suisse Bank, as administrative agent and issuing lender ("2017 Credit Suisse Facility"). The capacity available under this standby letter of credit is $100 million. The commitments under the 2017 Credit Suisse Facility expire on, and such credit facility is available until, the earlier of (i) June 19, 2020 and (ii) the date of termination in whole of the commitment upon an optional termination or reduction of the commitment by the account party or upon the occurrence of certain events of default.
Commerzbank Bank Facility
On September 15, 2017, the Company entered into a new credit agreement with Commerzbank AG, as administrative agent and issuing lender ("2017 Commerzbank Facility"). The capacity available under this standby letter of credit is $100 million. The commitments under the 2017 Commerzbank Facility expire on, and such credit facility is available until, the earlier of (i) September 15, 2022 and (ii) the date of termination in whole of the commitment upon an optional termination or reduction of the commitment by the account party or upon the occurrence of certain events of default.
For details regarding the rest of the Company's facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
10. Related Party Transactions
(a)    Investment Manager Affiliates
At September 30, 2017 and 2016, the Company owned minority stakes in three and four independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management fees and, in some instances, performance fees to the Company's Investment Manager Affiliates. In addition, at September 30, 2017 and September 30, 2016, the Company owned a minority stake in an independent firm that provides technology and other services to alternative asset managers and allocators. The Company's interest in this enterprise is reported as an Investment Manager Affiliate, and the Company pays fees to this Investment Manager Affiliate in exchange for it providing its services to the Company. Investment Manager Affiliate results are reported in the Unaudited Consolidated Statements of Income as "income (loss) from operating affiliates." See Item 8, Note 5, "Investments in Affiliates," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the three and nine months ended September 30, 2017 and 2016, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reported net premiums	$20,233	$14,491	$85,990	$60,397
Reported net losses	$10,750	$8,927	$42,558	$24,823
Reported net acquisition costs	$6,745	$6,115	$34,699	$25,550
(c)    New Ocean
Commencing in 2014, several of the Company's wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean, as discussed in

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements, while investment advisory services are provided by New Ocean. During the three and nine months ended September 30, 2017, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    XL Innovate
In April 2015, the Company announced the creation and sponsorship of the XL Innovate Fund, LP ("XL Innovate"), a venture capital initiative with a strategic focus on developing new capabilities in the insurance sector. The majority of XL Innovate's initial capital was financed by the Company. XL Innovate primarily seeks investments in equity positions of entities that provide new market opportunities for the Company throughout the world, striving to create partnerships outside of the traditional underwriting space to find ways to underwrite currently uninsured risks. The family trust of an employee of the Company owns a 5.21% non-controlling equity interest in XL Innovate. The employee serves as a member of the board of directors of XL Innovate, and maintains responsibility over the business generated by it. The underlying investments held by XL Innovate are reflected in the Company's Unaudited Consolidated Financial Statements in accordance with the Accounting Policies provided in Item 8, Note 1, "Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, based on the Company's level of investment in, and control over, such entities. Aside from investments made where the employee's family trust maintains non-controlling interest, there were no other material transactions between the Company and this employee or the employee's family trust for the three and nine months ended September 30, 2017.
11. Variable Interest Entities
At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company's business. Within its investment portfolio, the Company has holdings in hedge funds, private equity entities and other investment vehicles. A number of these vehicles are considered VIEs based on their legal form and the generally passive role of their investors.  As the Company lacks the ability to control the activities which most significantly impact the economic performance of these VIEs, the Company is not considered the primary beneficiary and does not consolidate these entities. The activities of the entities are generally limited to holding investments. The exposure to loss from these investments is limited to the carrying value of the investments at the balance sheet date.
In 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the Unaudited Consolidated Financial Statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the three and nine months ended September 30, 2017. The equity interest attributable to third party investors in New Ocean recorded in the Company's Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.5 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively.
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
The Company currently holds controlling financial interests in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, included in the Unaudited Consolidated Financial Statements of the Company are the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re of $206.8 million and $223.4 million at September 30, 2017 and December 31, 2016, respectively. The Company's shares of revenue and net income in these VIEs were not material to the Company for the three and nine months ended September 30, 2017. All inter-company transactions between the Company's entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL, New Ocean MVCFL and Vector Re that is reflected in the Company's Unaudited Consolidated Balance Sheets as "Non-

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

controlling interest in equity of consolidated subsidiaries" was $109.9 million and $112.1 million at September 30, 2017 and December 31, 2016, respectively.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at September 30, 2017.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at September 30, 2017, no such disclosures were considered necessary.
13. Share Capital
(a) Authorized and Issued
Buybacks of Common Shares
On May 13, 2016, XL-Ireland announced that its Board of Directors approved a share buyback program that authorizes the purchase of up to $1.0 billion of XL-Ireland shares (the "May 2016 Program"). As a result of the Redomestication, XL Group assumed the May 2016 Program. Prior to the cancellation and replacement of this program as noted below, during the nine months ended September 30, 2017, the Company purchased and canceled 2.6 million XL Group shares under the May 2016 Program for $100.0 million.
On February 17, 2017, XL Group announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL Group shares (the "February 2017 Program"). This authorization also canceled approximately $349.0 million remaining under the May 2016 Program. During the three and nine months ended September 30, 2017, the Company purchased and canceled 2.7 million and 11.2 million shares, respectively, under the February 2017 Program for $120.9 million and $470.9 million. At September 30, 2017, $529.1 million remained available for purchase under the February 2017 Program.
Other share buybacks, primarily for the purposes of settling employee withholding taxes incurred in connection with the vesting of share-based compensation awards, amounted to nil and $0.6 million for the three and nine months ended September 30, 2017, respectively. In total, the Company purchased and canceled 2.7 million and 13.8 million XL Group shares, for $120.9 million and $571.5 million during the three and nine months ended September 30, 2017, respectively.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Buyback of Preference Shares
On July 7, 2017, the Company repurchased through a tender offer and canceled 27,205 of the outstanding Series D Preference Ordinary Shares of XLIT ("Series D Preference Shares") with a net carrying value of $27.1 million for $25.8 million, inclusive of transaction costs and other consideration. Additionally, on August 23, 2017, the Company repurchased through private placement an additional 30,652 of the outstanding Series D Preference Shares with a net carrying value of $30.6 million for $29.5 million, inclusive of transaction costs and other consideration. As a result of these repurchases, the Company recorded a gain of $2.4 million through "Non-controlling interests" in the Unaudited Consolidated Statements of Income.
On July 7, 2017, the Company repurchased through a tender offer and canceled 329,722 of the outstanding Series E Preference Ordinary Shares of XLIT with a net carrying value of $324.4 million for $310.6 million, inclusive of transaction costs and other consideration. As a result of these repurchases, the Company recorded a gain of $13.7 million through "Non-controlling interests" in the Unaudited Consolidated Statements of Income.
On July 7, 2017, the Company repurchased through a tender offer 46,635 of the outstanding Non-Cumulative Preference Shares of Catlin Insurance Company Ltd. with a net carrying value of $43.7 million for $45.6 million, inclusive of transaction costs and other consideration. The preference shares were canceled on July 19, 2017. As a result of these repurchases, the Company recorded a loss of $1.9 million through "Non-controlling interests" in the Unaudited Consolidated Statements of Income.
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
During the nine months ended September 30, 2017, the Company granted approximately 0.9 million stock options with a weighted-average grant date fair value of $6.74 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.96%
Volatility	19.5%
Expected lives	6.0 years
During the nine months ended September 30, 2017, the Company granted 34,650 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.5 million. The restricted stock award recipients have the rights and privileges of a shareholder, including the right to receive dividends that are declared and paid and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the nine months ended September 30, 2017, the Company granted approximately 1.1 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $43.4 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one common share, and grants may vest in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
During the nine months ended September 30, 2017, the Company granted approximately 0.6 million liability-classed cash units to certain employees with an aggregate grant date fair value of approximately $22.6 million. Each liability-classed restricted cash unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one common share. The grants may vest either in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in cash contingent upon vesting.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2017, the Company granted approximately 0.6 million performance units (representing a potential maximum share payout of approximately 1.2 million common shares) to certain employees with an aggregate grant date fair value of approximately $24.6 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
14. Computation of Earnings Per Common Share and Common Share Equivalents
As a result of the Redomestication discussed in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," prior to July 25, 2016, share information relates to the ordinary shares of XL-Ireland. On and subsequent to July 25, 2016, share information relates to the common shares of XL Group.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Basic earnings per common share & common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$(1,043,689)	$70,601	$(589,226)	$136,268
Weighted average common shares outstanding - basic	257,022	273,660	261,203	282,442
Basic earnings per common share & common share equivalents outstanding	$(4.06)	$0.26	$(2.26)	$0.48

Diluted earnings per common share & common share equivalents outstanding:
Weighted average common shares outstanding - basic	257,022	273,660	261,203	282,442
Impact of share-based compensation	4,276	3,434	4,063	3,683
Weighted average common shares outstanding - diluted	261,298	277,094	265,266	286,125
Diluted earnings per common share & common share equivalents outstanding	$(4.06)	$0.25	$(2.26)	$0.48
Dividends per common share	$0.22	$0.20	$0.66	$0.60
For the three and nine months ended September 30, 2017 and 2016, common shares available for issuance under share-based compensation plans noted in the table below were not included in the calculation of diluted earnings per common share because the assumed exercise or issuance of such shares would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Common shares available for issuance under share-based compensation plans	14.8	7.8	15.2	7.3

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and nine months ended September 30, 2017 and 2016 are as follows:

Three Months Ended September 30, 2017 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$893,292	$(48,013)	$99,816	$(25,820)	$1,890	$921,165
OCI before reclassifications	112,881	—	24,882	(273)	—	137,490
Amounts reclassified from AOCI	(64,136)	1,746	—	—	(48)	(62,438)
Tax benefit (expense) (2)	(738)	(25)	(26,491)	(35)	—	(27,289)
Net current period OCI - net of tax	48,007	1,721	(1,609)	(308)	(48)	47,763
Balance, end of period, net of tax	$941,299	$(46,292)	$98,207	$(26,128)	$1,842	$968,928

Three Months Ended September 30, 2016 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,475,078	$(53,383)	$10,401	$(25,590)	$2,081	$1,408,587
OCI before reclassifications	203,451	—	45,185	4,037	—	252,673
Amounts reclassified from AOCI	(150,482)	1,497	—	—	(47)	(149,032)
Tax benefit (expense)	8,600	(36)	(987)	—	—	7,577
Net current period OCI - net of tax	61,569	1,461	44,198	4,037	(47)	111,218
Balance, end of period, net of tax	$1,536,647	$(51,922)	$54,599	$(21,553)	$2,034	$1,519,805

Nine Months Ended September 30, 2017 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$730,429	$(50,952)	$58,970	$(24,887)	$1,986	$715,546
OCI before reclassifications	442,069	—	71,114	(1,153)	—	512,030
Amounts reclassified from AOCI	(211,281)	4,712	—	—	(144)	(206,713)
Tax benefit (expense) (2)	(19,918)	(52)	(31,877)	(88)	—	(51,935)
Net current period OCI - net of tax	210,870	4,660	39,237	(1,241)	(144)	253,382
Balance, end of period, net of tax	$941,299	$(46,292)	$98,207	$(26,128)	$1,842	$968,928

Nine Months Ended September 30, 2016 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	1,171,094	—	101,687	3,088	—	1,275,869
Amounts reclassified from AOCI	(379,974)	5,618	—	—	(134)	(374,490)
Tax benefit (expense)	(57,567)	(38)	(10,585)	—	—	(68,190)
Net current period OCI - net of tax	733,553	5,580	91,102	3,088	(134)	833,189
Balance, end of period, net of tax	$1,536,647	$(51,922)	$54,599	$(21,553)	$2,034	$1,519,805
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). Upon completion of the GreyCastle Life Retro Arrangements, no further Shadow Adjustments were recorded. At December 31, 2016, the cumulative impact of the Shadow Adjustments was $212.1 million. During the nine months ended September 30, 2017, net movements of $(14.0) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $198.1 million at September 30, 2017.

(2)
During the three months ended September 30, 2017, the Company recorded an out-of-period reduction of $17.4 million to "Foreign currency translation adjustments, net of tax," within the Unaudited Consolidated Statements of Comprehensive Income.  This adjustment arose from a previously unrecognized tax liability on foreign exchange movements that should have been reflected in the comprehensive income of a prior period.  The Company has evaluated the quantitative and qualitative aspects of this correction and concluded that the impact of recognizing it during this quarter is not material to the Unaudited Consolidated Financial Statements, nor is it material to any prior period consolidated financial statements.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated Unaudited Consolidated Statements of Income line items affected by component, and the total related tax (expense) benefit for the three and nine months ended September 30, 2017 and 2016 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components - Affected Line Items in the Unaudited Consolidated Statements of Income (U.S. dollars in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Unrealized gains and losses on investments:
Net realized gains (losses) on investments sold	$(55,949)	$(150,661)	$(184,587)	$(407,106)
OTTI on investments	3,598	10,019	11,632	64,977
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(11,785)	(5,309)	(38,326)	(33,314)
Income (loss) from investment affiliates	—	(4,531)	—	(4,531)
Total before tax	$(64,136)	$(150,482)	$(211,281)	$(379,974)
Provision (benefit) for income tax	1,937	5,291	2,106	8,501
Net of tax	$(62,199)	$(145,191)	$(209,175)	$(371,473)
OTTI losses recognized in OCI:
Net realized gains (losses) on investments sold	$1,683	$1,497	$4,599	$5,876
OTTI on investments transferred to (from) OCI	63	—	113	(258)
Total before tax	$1,746	$1,497	$4,712	$5,618
Provision (benefit) for income tax	(25)	(36)	(52)	(38)
Net of tax	$1,721	$1,461	$4,660	$5,580
Gains and losses on cash flow hedges:
Interest Expense	$(48)	$(47)	$(144)	$(134)
Net of tax	$(48)	$(47)	$(144)	$(134)
Total reclassifications for the period, gross of tax	$(62,438)	$(149,032)	$(206,713)	$(374,490)
Tax benefit (expense)	1,912	5,255	2,054	8,463
Total reclassifications for the period, net of tax	$(60,526)	$(143,777)	$(204,659)	$(366,027)
16. Guarantor Financial Information
The following tables present condensed consolidating balance sheets at September 30, 2017 and December 31, 2016, condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 for XL Group, XLIT, a 100% owned subsidiary of XL Group, and XL Group's other subsidiaries (excluding XL-Ireland), which are all 100% directly or indirectly owned subsidiaries of XLIT. For purposes of this disclosure, the results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 have been included within the results of XL Group. See Note 1, "Significant Accounting Policies," for information regarding changes in the Company's organizational structure as a result of the Redomestication. For a discussion of debt instruments issued by XLIT, see Note 9, "Notes Payable and Debt and Financing Arrangements."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$525,675	$32,497,830	$—	$33,023,505
Total investments trading	—	—	1,875,826	—	1,875,826
Investments in affiliates	—	—	2,100,378	—	2,100,378
Other investments	—	—	1,145,588	—	1,145,588
Total investments	$—	$525,675	$37,619,622	$—	$38,145,297
Cash and cash equivalents	3,531	265,369	2,761,188	—	3,030,088
Restricted cash	—	—	159,627	—	159,627
Investments in subsidiaries (2)	9,905,108	13,351,408	—	(23,256,516)	—
Accrued investment income	10	2,291	267,920	(10)	270,211
Deferred acquisition costs and value of business acquired	—	—	1,073,343	—	1,073,343
Ceded unearned premiums	—	—	2,311,619	—	2,311,619
Premiums receivable	—	—	7,078,700	—	7,078,700
Reinsurance balances receivable	—	—	1,079,821	—	1,079,821
Unpaid losses and loss expenses recoverable	—	—	6,962,787	—	6,962,787
Receivable from investments sold	—	—	195,837	—	195,837
Goodwill and other intangible assets	—	—	2,227,014	—	2,227,014
Deferred tax asset	—	—	301,322	—	301,322
Amounts due from subsidiaries/parent	39,908	—	67,755	(107,663)	—
Other assets	14,454	32,151	907,937	—	954,542
Total assets	$9,963,011	$14,176,894	$63,014,492	$(23,364,189)	$63,790,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$29,988,337	$—	$29,988,337
Deposit liabilities	—	—	1,030,290	—	1,030,290
Future policy benefit reserves	—	—	3,656,859	—	3,656,859
Funds withheld on GreyCastle life retrocession arrangements	—	—	920,571	—	920,571
Unearned premiums	—	—	8,344,536	—	8,344,536
Notes payable and debt	—	3,210,063	—	—	3,210,063
Reinsurance balances payable	—	—	3,706,120	—	3,706,120
Payable for investments purchased	—	1,252	272,197	—	273,449
Deferred tax liability	—	—	107,157	—	107,157
Amounts due to subsidiaries/parent	—	67,765	39,898	(107,663)	—
Other liabilities	23,164	35,785	965,367	—	1,024,316
Total liabilities	$23,164	$3,314,865	$49,031,332	$(107,663)	$52,261,698

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$9,939,847	$9,904,608	$13,351,408	$(23,256,016)	$9,939,847
Non-controlling interest in equity of consolidated subsidiaries	—	957,421	631,752	(510)	1,588,663
Total shareholders' equity	$9,939,847	$10,862,029	$13,983,160	$(23,256,526)	$11,528,510
Total liabilities and shareholders' equity	$9,963,011	$14,176,894	$63,014,492	$(23,364,189)	$63,790,208
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

(2)	XL Group balance includes investment in $0.5 million of XLIT Series E Non-Cumulative Preference Ordinary Shares.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$638,236	$31,280,890	$—	$31,919,126
Total investments trading	—	—	1,626,577	—	1,626,577
Investments in affiliates	—	—	2,177,645	—	2,177,645
Other investments	—	9	1,164,555	—	1,164,564
Total investments	$—	$638,245	$36,249,667	$—	$36,887,912
Cash and cash equivalents	1,022	84,286	3,341,680	—	3,426,988
Restricted cash	—	—	153,504	—	153,504
Investments in subsidiaries	10,897,195	14,238,698	—	(25,135,893)	—
Accrued investment income	55	2,981	281,385	(55)	284,366
Deferred acquisition costs and value of business acquired	—	—	946,721	—	946,721
Ceded unearned premiums	—	—	1,687,864	—	1,687,864
Premiums receivable	—	—	5,522,976	—	5,522,976
Reinsurance balances receivable	—	—	577,479	—	577,479
Unpaid losses and loss expenses recoverable	—	—	5,491,297	—	5,491,297
Receivable from investments sold	—	—	128,411	—	128,411
Goodwill and other intangible assets	—	—	2,203,653	—	2,203,653
Deferred tax asset	—	—	310,542	—	310,542
Amounts due from subsidiaries/parent	42,780	—	72,962	(115,742)	—
Other assets	15,188	40,108	757,093	—	812,389
Total assets	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$25,939,571	$—	$25,939,571
Deposit liabilities	—	—	1,116,233	—	1,116,233
Future policy benefit reserves	—	—	3,506,047	—	3,506,047
Funds withheld on GreyCastle life retrocession arrangements	—	—	998,968	—	998,968
Unearned premiums	—	—	7,293,028	—	7,293,028
Notes payable and debt	—	2,647,677	—	—	2,647,677
Reinsurance balances payable	—	—	2,451,717	—	2,451,717
Payable for investments purchased	—	—	226,009	—	226,009
Deferred tax liability	—	—	77,271	—	77,271
Amounts due to subsidiaries/parent	—	72,962	42,780	(115,742)	—
Other liabilities	17,728	41,984	1,157,190	—	1,216,902
Total liabilities	$17,728	$2,762,623	$42,808,814	$(115,742)	$45,473,423

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$10,938,512	$10,897,195	$14,238,698	$(25,135,893)	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	677,722	(55)	2,022,167
Total shareholders' equity	$10,938,512	$12,241,695	$14,916,420	$(25,135,948)	$12,960,679
Total liabilities and shareholders' equity	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$2,620,902	$—	$2,620,902
Total net investment income	58	2,394	200,872	(545)	202,779
Total net realized gains (losses) on investments	(213)	25	43,249	213	43,274
Net realized and unrealized gains (losses) on derivative instruments	—	—	(20,434)	—	(20,434)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(31,662)	—	(31,662)
Income (loss) from investment affiliates	—	—	57,656	—	57,656
Fee income and other	—	—	11,469	—	11,469
Total revenues	$(155)	$2,419	$2,882,052	$(332)	$2,883,984
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,066,723	$—	$3,066,723
Claims and policy benefits	—	—	10,592	—	10,592
Acquisition costs	—	—	445,685	—	445,685
Operating expenses	407	724	408,225	—	409,356
Foreign exchange (gains) losses	738	7,020	47,259	—	55,017
Extinguishment of debt	—	1,582	—	—	1,582
Interest expense	—	39,897	(5,978)	—	33,919
Total expenses	$1,145	$49,223	$3,972,506	$—	$4,022,874
Income (loss) before income tax and income (loss) from operating affiliates	$(1,300)	$(46,804)	$(1,090,454)	$(332)	$(1,138,890)
Income (loss) from operating affiliates	—	—	4,872	—	4,872
Equity in net earnings (losses) of subsidiaries	(1,042,389)	(1,001,592)	—	2,043,981	—
Provision (benefit) for income tax	—	—	(60,132)	—	(60,132)
Net income (loss)	$(1,043,689)	$(1,048,396)	$(1,025,450)	$2,043,649	$(1,073,886)
Non-controlling interests	—	(6,007)	(23,858)	(332)	(30,197)
Net income (loss) attributable to common shareholders	$(1,043,689)	$(1,042,389)	$(1,001,592)	$2,043,981	$(1,043,689)

Comprehensive income (loss)	$(995,926)	$(994,626)	$(953,829)	$1,915,721	$(995,926)
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$2,434,037	$—	$2,434,037
Total net investment income	75	2,463	206,323	910	209,771
Total net realized gains (losses) on investments	—	370	143,257	49	143,676
Net realized and unrealized gains (losses) on derivative instruments	—	—	5,490	—	5,490
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(225,610)	—	(225,610)
Income (loss) from investment affiliates	—	—	12,156	—	12,156
Fee income and other	—	—	8,600	—	8,600
Total revenues	$75	$2,833	$2,584,253	$959	$2,588,120
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,491,803	$—	$1,491,803
Claims and policy benefits	—	—	5,875	—	5,875
Acquisition costs	—	—	403,888	—	403,888
Operating expenses	19,979	5,625	482,854	—	508,458
Foreign exchange (gains) losses	(180)	32	(1,547)	—	(1,695)
(Gain) Loss on sale of subsidiary	—	—	(3,670)	—	(3,670)
Interest expense	10	35,320	14,115	—	49,445
Total expenses	$19,809	$40,977	$2,393,318	$—	$2,454,104
Income (loss) before income tax and income (loss) from operating affiliates	$(19,734)	$(38,144)	$190,935	$959	$134,016
Income (loss) from operating affiliates	—	—	12,410	—	12,410
Equity in net earnings (losses) of subsidiaries	90,335	164,390	—	(254,725)	—
Provision (benefit) for income tax	—	—	17,749	—	17,749
Net income (loss)	$70,601	$126,246	$185,596	$(253,766)	$128,677
Non-controlling interests	—	35,911	22,240	(75)	58,076
Net income (loss) attributable to common shareholders	$70,601	$90,335	$163,356	$(253,691)	$70,601

Comprehensive income (loss)	$181,819	$201,553	$274,574	$(476,127)	$181,819
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$7,660,610	$—	$7,660,610
Total net investment income	152	6,810	605,637	(614)	611,985
Total net realized gains (losses) on investments	(213)	694	136,494	213	137,188
Net realized and unrealized gains (losses) on derivative instruments	—	—	(28,409)	—	(28,409)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(116,359)	—	(116,359)
Income (loss) from investment affiliates	—	—	126,735	—	126,735
Fee income and other	—	—	35,355	—	35,355
Total revenues	$(61)	$7,504	$8,420,063	$(401)	$8,427,105
Expenses:
Net losses and loss expenses incurred	$—	$—	$6,179,262	$—	$6,179,262
Claims and policy benefits	—	—	25,478	—	25,478
Acquisition costs	—	—	1,315,138	—	1,315,138
Operating expenses	43,976	2,384	1,303,812	—	1,350,172
Foreign exchange (gains) losses	1,850	7,046	37,142	—	46,038
Extinguishment of debt	—	1,582	—	—	1,582
Interest expense	—	110,321	28,327	—	138,648
Total expenses	$45,826	$121,333	$8,889,159	$—	$9,056,318
Income (loss) before income tax and income (loss) from operating affiliates	$(45,887)	$(113,829)	$(469,096)	$(401)	$(629,213)
Income (loss) from operating affiliates	—	—	61,185	—	61,185
Equity in net earnings (losses) of subsidiaries	(543,339)	(399,228)	—	942,567	—
Provision (benefit) for income tax	—	—	(18,034)	—	(18,034)
Net income (loss)	$(589,226)	$(513,057)	$(389,877)	$942,166	$(549,994)
Non-controlling interests	—	30,282	9,351	(401)	39,232
Net income (loss) attributable to common shareholders	$(589,226)	$(543,339)	$(399,228)	$942,567	$(589,226)

Comprehensive income (loss)	$(335,844)	$(289,957)	$(145,846)	$435,803	$(335,844)
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$7,320,859	$—	$7,320,859
Total net investment income	251	7,344	621,554	1,896	631,045
Total net realized gains (losses) on investments	—	1,623	337,471	1,949	341,043
Net realized and unrealized gains (losses) on derivative instruments	—	—	2,774	—	2,774
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(691,432)	—	(691,432)
Income (loss) from investment affiliates	—	—	20,756	—	20,756
Fee income and other	—	—	27,724	—	27,724
Total revenues	$251	$8,967	$7,639,706	$3,845	$7,652,769
Expenses:
Net losses and loss expenses incurred	$—	$—	$4,506,674	$—	$4,506,674
Claims and policy benefits	—	—	16,294	—	16,294
Acquisition costs	—	—	1,227,675	—	1,227,675
Operating expenses	22,753	8,191	1,515,416	—	1,546,360
Foreign exchange (gains) losses	(633)	(140)	(53,841)	—	(54,614)
(Gain) Loss on sale of subsidiary	—	—	(3,670)	—	(3,670)
Interest expense	(5)	105,666	51,825	—	157,486
Total expenses	$22,115	$113,717	$7,260,373	$—	$7,396,205
Income (loss) before income tax and income (loss) from operating affiliates	$(21,864)	$(104,750)	$379,333	$3,845	$256,564
Income (loss) from operating affiliates	—	—	46,478	—	46,478
Equity in net earnings (losses) of subsidiaries	157,512	337,284	—	(494,796)	—
Provision (benefit) for income tax	(620)	—	43,131	—	42,511
Net income (loss)	$136,268	$232,534	$382,680	$(490,951)	$260,531
Non-controlling interests	—	75,022	49,492	(251)	124,263
Net income (loss) attributable to common shareholders	$136,268	$157,512	$333,188	$(490,700)	$136,268

Comprehensive income (loss)	$969,457	$990,701	$1,166,377	$(2,157,078)	$969,457
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$284,889	$651,559	$293,840	$(1,046,474)	$183,814
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$164,364	$11,190,012	$—	$11,354,376
Proceeds from redemption of fixed maturities and short-term investments	—	122,743	2,671,772	—	2,794,515
Proceeds from sale of equity securities	4,788	45,680	456,212	(49,791)	456,889
Purchases of fixed maturities and short-term investments	—	(175,067)	(14,281,279)	—	(14,456,346)
Purchases of equity securities	—	(45,582)	(314,752)	45,582	(314,752)
Proceeds from sale of affiliates	—	—	375,628	—	375,628
Purchases of affiliates	—	—	(119,835)	—	(119,835)
Returns of capital from subsidiaries	406,683	—	—	(406,683)	—
Change in restricted cash	—	—	(6,123)	—	(6,123)
Other, net	—	—	(37,147)	—	(37,147)
Net cash provided by (used in) investing activities	$411,471	$112,138	$(65,512)	$(410,892)	$47,205
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$49,640	$—	$—	$—	$49,640
Buybacks of common shares	(571,586)	—	—	—	(571,586)
Repurchase of preference shares	—	(370,698)	(45,003)	4,209	(411,492)
Employee withholding on share-based compensation	—	—	(24,156)	—	(24,156)
Dividends paid on common shares	(171,905)	(295,987)	(750,000)	1,045,987	(171,905)
Return of capital	—	(406,683)	—	406,683	—
Distributions to non-controlling interests	—	(49,648)	(60,052)	487	(109,213)
Contributions from non-controlling interests	—	—	49,474	—	49,474
Proceeds from issuance of debt	—	558,311	—	—	558,311
Repayment of debt	—	(17,909)		—	(17,909)
Deposit liabilities	—	—	(34,407)	—	(34,407)
Net cash provided by (used in) financing activities	$(693,851)	$(582,614)	$(864,144)	$1,457,366	$(683,243)
Effects of exchange rate changes on foreign currency cash	—	—	55,324	—	55,324
Increase (decrease) in cash and cash equivalents	$2,509	$181,083	$(580,492)	$—	$(396,900)
Cash and cash equivalents – beginning of period	1,022	84,286	3,341,680	—	3,426,988
Cash and cash equivalents – end of period	$3,531	$265,369	$2,761,188	$—	$3,030,088
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$921,608	$230,877	$1,841,145	$(2,315,848)	$677,782
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$300,452	$9,864,257	$(583,466)	$9,581,243
Proceeds from redemption of fixed maturities and short-term investments	—	65,881	2,944,277	—	3,010,158
Proceeds from sale of equity securities	—	—	411,330	—	411,330
Purchases of fixed maturities and short-term investments	—	(526,206)	(11,614,305)	583,466	(11,557,045)
Purchases of equity securities	—	—	(611,086)	—	(611,086)
Proceeds from sale of affiliates	—	—	325,050	—	325,050
Purchases of affiliates	—	—	(556,548)	—	(556,548)
Purchase of subsidiaries, net of acquired cash	—	—	(92,893)	—	(92,893)
Proceeds from sale of subsidiary, net of cash sold	—	—	19,144	—	19,144
Returns of capital from subsidiaries	149,458	465,203	—	(614,661)	—
Change in restricted cash	—	—	4,874	—	4,874
Other, net	—	—	193,392	—	193,392
Net cash provided by (used in) investing activities	$149,458	$305,330	$887,492	$(614,661)	$727,619
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$5,735	$—	$—	$—	$5,735
Buybacks of common shares	(906,137)	—	—	—	(906,137)
Employee withholding on share-based compensation	—	—	(28,171)	—	(28,171)
Dividends paid on common shares	(169,346)	(700,063)	(1,615,785)	2,315,848	(169,346)
Return of capital	—	(149,458)	(465,203)	614,661	—
Distributions to non-controlling interests	—	(42,188)	(51,282)	—	(93,470)
Contributions from non-controlling interests	—	—	6,394	—	6,394
Repayment of debt	—	—	(8,248)	—	(8,248)
Deposit liabilities	—	—	(63,488)	—	(63,488)
Net cash provided by (used in) financing activities	$(1,069,748)	$(891,709)	$(2,225,783)	$2,930,509	$(1,256,731)
Effects of exchange rate changes on foreign currency cash	—	—	(11,629)	—	(11,629)
Increase (decrease) in cash and cash equivalents	$1,318	$(355,502)	$491,225	$—	$137,041
Cash and cash equivalents – beginning of period	11,557	369,997	2,874,682	—	3,256,236
Cash and cash equivalents – end of period	$12,875	$14,495	$3,365,907	$—	$3,393,277
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

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
This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Audited Consolidated Financial Statements and Notes thereto reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

▪
changes in the size of claims we receive relating to unpredictable natural or man-made catastrophe losses, such as hurricanes, earthquakes, typhoons, floods, nuclear accidents or terrorism, due to the preliminary nature of some reports and estimates of loss and damage to date, and in particular our loss estimates and industry loss estimates relating hurricanes Harvey, Irma and Maria, the Mexican earthquakes and Typhoon Hato in Southeast Asia, given the complexities and nature of these particular events, including the magnitude, proximity and recent occurrence of these events, limited claims data received to date, the likelihood of longer development periods associated with the specific characteristics of these events and the geographic and infrastructure limitations related to the areas affected by these events, among other matters;

▪
changes in the number of insureds and ceding companies affected or the ultimate number and value of individual claims related to natural catastrophe events due to the preliminary nature of reports and estimates of loss and damage to date;

▪
changes in the amount or type of business that we write, whether due to our actions, changes in market conditions or other factors, and the aggregate amount of premiums attributable to those businesses;

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

▪	our ability to successfully implement our business strategy;

▪	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

▪	changes in credit ratings or rating agency policies or practices, which could trigger cancellation provisions in our assumed reinsurance agreements or affect the availability of our credit facilities;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments, that could result in changes to investment valuations;

▪
changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available-for-sale ("AFS") fixed maturity securities before their anticipated recovery;

▪
unanticipated constraints on our liquidity, including the availability of borrowings and letters of credit under our credit facilities, which may inhibit our ability to support our operations, including our ability to underwrite policies and pay claims;

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

▪
the economic, political, monetary and operational impacts of the "Brexit" referendum held on June 23, 2016 in which the U.K. electorate voted to withdraw from the European Union ("E.U."), including unanticipated costs or complications associated with our decision to redomesticate XL Insurance Company SE from the U.K. to Ireland, or the possibility that this redomestication or other Brexit-related decisions do not have the results anticipated;

▪
changes in general economic, political or monetary conditions, including new or continued sovereign debt concerns in Euro-Zone countries or emerging markets such as Brazil or China, or governmental actions for the purpose of stabilizing financial markets;

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
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016		2017	2016	2017 vs 2016
Net income (loss) attributable to common shareholders	$(1,043,689)	$70,601	N/M		$(589,226)	$136,268	N/M
Earnings (loss) per common share – basic	$(4.06)	$0.26	N/M		$(2.26)	$0.48	N/M
Earnings (loss) per common share – diluted	$(4.06)	$0.25	N/M		$(2.26)	$0.48	N/M
Weighted average number of common shares and common share equivalents, in thousands – basic	257,022	273,660	(6.1)%		261,203	282,442	(7.5)%
Weighted average number of common shares and common share equivalents, in thousands – diluted	261,298	277,094	(5.7)%		265,266	286,125	(7.3)%
Underwriting profit (loss) - P&C operations	$(1,226,976)	$166,851	N/M		$(888,407)	$444,233	N/M
Combined ratio - P&C operations	146.9%	93.1%	53.8	pts	111.6%	93.9%	17.7	pts
Net investment income - P&C operations (1)	$164,450	$162,707	1.1%		$493,469	$487,217	1.3%
Operating net income (2)	$(1,028,862)	$122,454	N/M		$(637,639)	$332,289	N/M
Operating net income per common share (2)	$(4.00)	$0.44	$(4.44)		$(2.44)	$1.16	$(3.60)
Annualized return on average common shareholders' equity	(39.7)%	2.4%	(42.1	)pts	(7.5)%	1.6%	(9.1	)pts
Annualized operating return on average common shareholders' equity (2)	(39.2)%	4.2%	(43.4	)pts	(8.1)%	3.8%	(11.9	)pts
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income (2)	(43.0)%	4.8%	(47.8	)pts	(8.9)%	4.2%	(13.1	)pts
Annualized operating return on average common shareholders' equity excluding integration costs (2)	(39.2)%	5.8%	(45.0	)pts	(7.3)%	5.5%	(12.8	)pts
Annualized operating return on average common shareholders' equity excluding integration costs and accumulated other comprehensive income (2)	(43.0)%	6.8%	(49.8	)pts	(8.0)%	6.1%	(14.1	)pts

(U.S. dollars)	September 30, 2017	June 30, 2017	Change (Three Months)		September 30, 2017	December 31, 2016	Change (Nine Months)
Book value per common share	$38.83	$42.87	$(4.04)		$38.83	$40.98	$(2.15)
Fully diluted book value per common share	$38.27	$42.15	$(3.88)		$38.27	$40.33	$(2.06)
Fully diluted tangible book value per common share (2)	$29.70	$33.71	$(4.01)		$29.70	$32.21	$(2.51)
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structured products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein.

(2)	Represents a non-GAAP financial measure as discussed further below. See "Reconciliation of Non-GAAP Financial Measures" below.

*	N/M - Not Meaningful

The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:
Net income (loss) attributable to common shareholders ("net income") and earnings per common share ("EPS")

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net income (loss)	$(1,043,689)	$70,601	N/M	$(589,226)	$136,268	N/M
EPS - basic	$(4.06)	$0.26	N/M	$(2.26)	$0.48	N/M
EPS - diluted	$(4.06)	$0.25	N/M	$(2.26)	$0.48	N/M
____________

*	N/M - Not Meaningful
Three and nine months ended September 30, 2017 vs. 2016: The decreases in our net income, basic EPS and diluted EPS for the three and nine months ended September 30, 2017 reflect the overall results of our P&C operations as discussed below in "Underwriting profit - P&C operations," below as well as the favorable activity from our GreyCastle Life Retro Arrangements, as described in Item 1, Note 1, "Significant Accounting Policies," and Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Underwriting profit – P&C operations
One way that we evaluate the performance of our P&C operations is by underwriting profit or loss. We do not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from net premiums earned less net losses incurred and expenses related to underwriting activities.
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

Movements in our underwriting profit (loss) in the three and nine months ended September 30, 2017 and 2016 share similar characteristics and drivers with the combined ratio, which is discussed below.
Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Loss and loss expense ("loss") ratio	117.2%	61.3%	55.9	80.8%	61.6%	19.2
Acquisition expense ratio	17.0%	16.6%	0.4	17.1%	16.7%	0.4
Operating expense ratio	12.7%	15.2%	(2.5)	13.7%	15.6%	(1.9)
Underwriting expense ratio	29.7%	31.8%	(2.1)	30.8%	32.3%	(1.5)
Combined ratio	146.9%	93.1%	53.8	111.6%	93.9%	17.7
Three and nine months ended September 30, 2017 vs. 2016: The 53.8 and 17.7 percentage point deteriorations in our combined ratio for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016, were due to significant natural catastrophe loss activity in the three months ended September 30, 2017. These losses were modestly offset by an improvement in our operating expenses, due to a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results, synergies realized through integration efforts, as well as the completion of integration during the year. See "Significant Items Affecting the Results of Operations - The impact of natural catastrophe loss events" for additional information on natural catastrophe loss activity.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss and loss expenses reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Income Statement Analysis - Investment Activities (Excluding Life Funds Withheld Assets)" below for a discussion of our net investment income for the three and nine months ended September 30, 2017.
Operating net income and Operating net income per common share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to common shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, as defined in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, (8) our expenses related to the acquisition of Catlin Group Limited ("Catlin") completed on May 1, 2015 ("Catlin Acquisition"), (9) our gain on the sale of our interest in ARX Holding Corp., (10) our gain on the sale of our wholly-owned subsidiary XL Life Insurance and Annuity Company and the partial sale of our holdings in New Ocean Capital Management, (11) our loss on the inception of the reinsurance agreement ceding U.S. Term life reinsurance reserves ("U.S. Term Life Retro Arrangements"), (12) our net (gains) losses on the early extinguishment of debt, (13) our net (gains) losses from the repurchase of preference shares, and (14) a provision (benefit) for income tax on items excluded from operating income.
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
Foreign exchange (gains) losses in the Unaudited Consolidated Statements of Income are only one element of the overall impact of foreign exchange fluctuations on XL's financial position and are not representative of any economic gain or loss made by the Company. Accordingly, they are not considered a relevant indicator of financial performance and are excluded.
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

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except per share amounts)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Operating net income	$(1,028,862)	$122,454	N/M	$(637,639)	$332,289	N/M
Operating net income per share - diluted	$(4.00)	$0.44	$(4.44)	$(2.44)	$1.16	$(3.60)
Three and nine months ended September 30, 2017 vs. 2016: The decreases in our operating net income and operating net income per share for the three and nine months ended September 30, 2017 as compared to the same periods of 2016 were attributable to significant natural catastrophe losses incurred in the three months ended September 30, 2017, modestly offset by improvements in operating expenses, as noted above in our discussion of combined ratio. For further information on these items, see "Income Statement Analysis" below.
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
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income ("AOCI") ("Operating ROE ex-AOCI") is an additional non-GAAP financial measure of our profitability. The most significant component of this financial measure is the exclusion of mark to market fluctuations on our investment portfolio that have not been realized through sales. We believe that this is a meaningful measure because it demonstrates our core performance as a (re)insurance company without the impact of investment market volatility. Operating ROE ex-AOCI is derived by dividing annualized non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
Annualized operating return on average common shareholders' equity excluding integration costs ("Operating ROE ex-integration") is an additional non-GAAP financial measure of our profitability that eliminates the impacts of integration costs related to the Catlin Acquisition. Integration costs related to the Catlin Acquisition were completed in the second quarter of 2017. Operating ROE ex-integration is derived by dividing non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity.
Annualized operating return on average common shareholders' equity excluding integration costs and AOCI ("Operating ROE ex-integration and AOCI") is an additional non-GAAP financial measure of our profitability. The most significant portion of the exclusion of AOCI is the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales. Distortions to our performance from temporary integration costs related to the Catlin Acquisition are also eliminated. Operating ROE ex-integration costs and AOCI is derived by dividing annualized non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity excluding AOCI.

The following table presents the measures discussed above for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	2017 vs 2016		2017	2016	2017 vs 2016
ROE	(39.7)%	2.4%	(42.1	)pts	(7.5)%	1.6%	(9.1	)pts
Operating ROE	(39.2)%	4.2%	(43.4	)pts	(8.1)%	3.8%	(11.9	)pts
Operating ROE ex-AOCI	(43.0)%	4.8%	(47.8	)pts	(8.9)%	4.2%	(13.1	)pts
Operating ROE ex-integration costs	(39.2)%	5.8%	(45.0	)pts	(7.3)%	5.5%	(12.8	)pts
Operating ROE ex-integration costs and AOCI	(43.0)%	6.8%	(49.8	)pts	(8.0)%	6.1%	(14.1	)pts
Three and nine months ended September 30, 2017 vs. 2016: The decreases in our ROE and other operating ROE measures for the three and nine months ended September 30, 2017 as compared to the same periods of 2016 were mainly due to the drivers noted above for net income and operating net income, respectively.
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
Fully diluted tangible book value per common share ("Fully diluted TBVPS") is a widely used non-GAAP financial measure that focuses on the underlying fundamentals of the Company's financial position and performance without the impact of goodwill and other intangible assets. We believe that by excluding these items, Fully diluted TBVPS aligns with our long-term objective of creating shareholder value. Fully diluted TBVPS is calculated by dividing common shareholders' equity excluding intangible assets by the number of outstanding common shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
The following table presents the measures discussed above at the dates indicated:

(U.S. dollars)	September 30, 2017	June 30, 2017	Change (Three Months)	December 31, 2016	Change (Nine Months)
Book value per common share	$38.83	$42.87	$(4.04)	$40.98	$(2.15)
Fully diluted book value per common share	$38.27	$42.15	$(3.88)	$40.33	$(2.06)
Fully diluted tangible book value per common share	$29.70	$33.71	$(4.01)	$32.21	$(2.51)
Three and nine months ended September 30, 2017: The decreases in our BVPS, Fully diluted BVPS and Fully diluted TBVPS were mainly due to the lower net income discussed above, plus the effects of preferred and common dividends and the common share buyback activity in the period, partially offset by the increase in our unrealized gains on investments.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Financial Measures" below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of our Operating ROE measures for the three and nine months ended September 30, 2017 and 2016 and Fully diluted TBVPS at September 30, 2017 and 2016, as well as information about the outstanding shares and shareholders' equity, which are used in various of the non-GAAP financial measures:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$(1,043,689)	$70,601	$(589,226)	$136,268
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	31,662	225,610	116,359	691,432
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(11,548)	(85,281)	(52,075)	(271,596)
Net investment income - Life Funds Withheld Assets	(30,796)	(38,937)	(95,599)	(119,643)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(8,543)	(1,535)	(26,711)	(5,729)
Net income (loss) attributable to common shareholders excluding Contribution from Life Retrocession Arrangements	$(1,062,914)	$170,458	$(647,252)	$430,732
Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	(31,726)	(58,395)	(85,113)	(69,447)
Net realized and unrealized (gains) losses on derivatives	20,434	(5,490)	28,409	(2,774)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(89)	—	(2,025)	2,231
Foreign exchange (gains) losses excluding Life Funds Withheld Assets	63,560	(160)	72,749	(48,885)
Loss (gain) on sale of subsidiary	—	(3,670)	—	(3,670)
Extinguishment of debt	1,582	—	1,582	—
(Gain) loss on repurchase of preference shares	(14,290)	—	(14,290)	—
(Provision) benefit for income tax on items excluded from operating income (2)	(5,419)	19,711	8,301	24,102
Operating net income (loss)	$(1,028,862)	$122,454	$(637,639)	$332,289
Integration costs	—	54,462	73,067	161,566
(Provision) benefit for income tax on integration costs	—	(4,630)	(7,745)	(13,738)
Operating net income (loss) (excluding integration costs)	$(1,028,862)	$172,286	$(572,317)	$480,117
Per common share results - diluted:
Net income (loss) attributable to common shareholders	$(4.06)	$0.25	$(2.26)	$0.48
Operating net income (loss)	$(4.00)	$0.44	$(2.44)	$1.16
Weighted average common shares outstanding:
Basic	257,022	273,660	261,203	282,442
Diluted (3)	261,298	277,094	265,266	286,125
Return on common shareholders' equity:
Opening common shareholders' equity	$11,080,552	$11,685,188	$10,938,512	$11,677,079
Closing common shareholders' equity (at period end)	9,939,847	11,612,166	9,939,847	11,612,166
Average common shareholders' equity for the period	10,510,200	11,648,677	10,439,180	11,644,623
Opening AOCI	921,165	1,408,587	715,546	686,616
Closing AOCI (at period end)	968,928	1,519,805	968,928	1,519,805
Average AOCI for the period	945,047	1,464,196	842,237	1,103,211
Average common shareholders' equity for the period excluding average AOCI	9,565,154	10,184,481	9,596,943	10,541,413
Annualized net income (loss)	(4,174,756)	282,404	(785,635)	181,691
Annualized operating net income (loss)	(4,115,448)	489,816	(850,185)	443,052
Annualized operating net income (loss) (excluding integration costs)	(4,115,448)	689,143	(763,089)	640,156
Annualized return on average common shareholders' equity	(39.7)%	2.4%	(7.5)%	1.6%
Annualized operating return on average common shareholders' equity	(39.2)%	4.2%	(8.1)%	3.8%
Annualized operating return on average common shareholders' equity excluding AOCI	(43.0)%	4.8%	(8.9)%	4.2%
Annualized operating return on average common shareholders' equity excluding integration costs	(39.2)%	5.8%	(7.3)%	5.5%
Annualized operating return on average common shareholders' equity excluding integration costs and AOCI	(43.0)%	6.8%	(8.0)%	6.1%

	September 30, 2017	June 30, 2017	December 31, 2016
Book value per common share:
Closing common shares outstanding - basic	255,981	258,489	266,927
Closing common shares outstanding - diluted	259,717	262,859	271,225
Book value per common share	$38.83	$42.87	$40.98
Fully diluted book value per common share	$38.27	$42.15	$40.33
Goodwill and other intangible assets	$2,227,014	$2,219,390	$2,203,653
Tangible book value	$7,712,833	$8,861,162	$8,734,859
Fully diluted tangible book value per common share	$29.70	$33.71	$32.21
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

(2)	The tax impact was calculated at the applicable jurisdictional effective tax rate, which could differ from the Company’s effective tax rate.

(3)
Diluted weighted average number of common shares outstanding is used to calculate per share data except when it is anti-dilutive to earnings per share or when there is a net loss. When it is anti-dilutive or when a net loss occurs, basic weighted average common shares outstanding is utilized in the calculation of net loss per share and net operating loss per share.

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and nine months ended September 30, 2017 have been affected by, among other things, the following significant items:

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
The Company initially recognized approximately $75 million as the pre-tax impact of the rate change on the Company's carried reserves for relevant lines of business, primarily related to our U.K. motor business in the Reinsurance segment. Classes of business impacted by this rate change are U.K. motor bodily injury, U.K. employer's liability, and U.K. public liability. Impacts on the Insurance segment were modest due to the low level of U.K. bodily injury claims in our portfolio as well as reinsurance protections.
Since this initial recognition, we have continued to analyze emerging claims data on the impacted motor portfolios and during the quarter released $12.5 million of incurred but not reported losses, lowering our ultimate pre-tax impact to $62.5 million.
We have not been a large writer of U.K. motor business, but have some exposure from business written on a non-proportional reinsurance basis. This portfolio was scaled back beginning in 2009 as periodic payment orders became more prevalent and more costly. For the year ended December 31, 2016, the Company's gross U.K. motor premiums were under $10 million.

2)     The Impact of Natural Catastrophe Loss Events
The following table outlines the impact of natural catastrophes on incurred losses and the loss ratio impact of the Insurance and Reinsurance segments for the three and nine months ended September 30, 2017 and 2016:

	Natural Catastrophe Losses		Natural Catastrophe Loss Ratio Impact
	Three Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Insurance	$716,280	$71,157	42.3%	4.3%
Reinsurance	802,785	26,209	88.6%	3.5%
Total P&C	$1,519,065	$97,366	58.8%	4.1%

	Nine Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Insurance	$865,999	$203,670	17.3%	4.2%
Reinsurance	841,289	186,568	32.5%	8.2%
Total P&C	$1,707,288	$390,238	22.6%	5.4%
Net losses relating to Hurricanes Harvey, Irma and Maria were approximately $1.42 billion. Total catastrophe losses for the three months ended September 30, 2017 were $1.48 billion. These losses are pre-tax and net of reinsurance, reinstatement and premium adjustments and redeemable non-controlling interest. An analysis of the losses by event were as follows:

Three Months Ended September 30, 2017 (U.S. dollars in thousands)	Gross losses and loss expenses	Net losses and loss expenses
Hurricane Harvey
Insurance	$(443,384)	$(207,573)
Reinsurance	(310,852)	(191,203)
Total P&C	$(754,236)	$(398,776)

Hurricane Irma
Insurance	$(527,270)	$(249,201)
Reinsurance	(666,630)	(424,926)
Total P&C	$(1,193,900)	$(674,127)

Hurricane Maria
Insurance	$(275,841)	$(135,375)
Reinsurance	(321,951)	(209,721)
Total P&C	$(597,792)	$(345,096)

Mexican Earthquakes, Typhoon Hato and other
Insurance	$(122,655)	$(105,807)
Reinsurance	(54,782)	(47,590)
Total P&C	$(177,437)	$(153,397)

Reinstatement and premium adjustments		52,331

Total P&C catastrophe losses	$(2,723,365)	$(1,519,065)

Redeemable non-controlling interest		34,431

Total P&C catastrophe losses, net of redeemable non-controlling interest		$(1,484,634)
Our estimates are based on a combination of catastrophe modeling, exposure analysis and preliminary ground-up notifications. Following these events and meaningful reinsurance recoveries this quarter, the Company continues to have significant catastrophe reinsurance protections remaining for 2017 and 2018, including catastrophe bond protections, some of which extend through 2019.
Preparation of these estimates involves the exercise of considerable judgment. Given that the facts are still developing, as well as the complexities of the nature of the events, including the magnitude, proximity and recent occurrence of these events, limited claims data received to date, the likelihood of longer development periods associated with the specific characteristics of these events, the geographic and infrastructure limitations related to the areas impacted and the factors inherent in loss estimation, among other matters, there is considerable uncertainty associated with the loss estimates for these events and such estimates are accordingly subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
3)     The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
For the three months ended September 30, 2017, pricing in the Insurance segment was down approximately 1.7%. Our International business lines were flat for the period, as increases in financial lines were offset by modest rate decreases in casualty, construction and property books. Our North America business lines were down approximately 1.9% driven by our professional, excess casualty, risk management and construction lines, partially offset by modest rate increases in the property, environmental and excess & surplus books. Our Global Lines businesses continued to be adversely impacted, with rates down approximately 1.9% driven by continued competitive conditions across most of the portfolio, partially offset by increases in accident & health and marine. For the nine months ended September 30, 2017, rates were down approximately 1.6%, with both Global Lines and North America down, partially offset by an increase in International in the casualty and construction lines.
Gross premiums written in the quarter were up by 7.3%, or $158 million on a reported basis year-over-year, and when we normalize for foreign exchange, up by 8.2% in the quarter. Our largest growing portfolios in the quarter included our new accident and health business, international property, North America property, North America construction and fine art & specie. On a year to date basis, gross premiums written were up 5.8%, and when we normalize for foreign exchange, up by 7.0%. See "Income Statement Analysis - Insurance," for further discussion of our premium movements.
The trading environment for our core lines of business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three and nine months ended September 30, 2017, the underwriting environment remained challenging, but rate decreases continued to decelerate in most classes and regions. For the nine months ended September 30, 2017, we experienced rate decreases of approximately 0.9% across the Reinsurance segment compared to the prior year period.
Our global catastrophe prices fell roughly 2.8% for the nine months ended September 30, 2017 compared to the same period of 2016. On the remainder of the property treaty portfolio, prices were also down 0.8%, while our casualty portfolio rates were slightly up over the nine months ended September 30, 2017.
Despite these rate decreases, our top line grew 6.8% on a combined basis for the three months ended September 30, 2017 compared to the same period of 2016, after adjusting for foreign exchange and reinstatement premiums, primarily due to new business. The increase in new business was primarily from the casualty line of business predominantly within the Bermuda and Europe, Middle East & Africa ("EMEA") regions. In addition, significant new business was written within the property treaty line of business from both the North America and Latin America regions. See "Income Statement Analysis - Reinsurance," for further discussion of our premium movements.
The impact of the catastrophes on rates for the three months ended September 30, 2017 were not recognized during the current period; however, we believe that in the coming periods we will see new levels of appropriate sustainable pricing, and believe that we are well positioned by virtue of our diverse portfolio, global relevance and disciplined underwriting.
4)     Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended September 30, 2017, the positive mark to market change of $89.6 million on our AFS investments, including Other Investments, was primarily driven by tightening credit spreads across our major jurisdictions and a slight decrease in interest rates in the Euro-zone, offset by an increase in U.S. and U.K. interest rates. An increase in equity index prices also contributed to the positive mark to market change from our equity portfolio. This represents an approximately 0.2% appreciation in the average fair market value of total investments including cash for the three months ended September 30, 2017.

The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended September 30, 2017:

	Interest Rate Movement for the three months ended September 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended September 30, 2017 (1) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the three months ended September 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	+5 basis points (5 year Treasury)	-7 basis points (US Corporate A rated)	+4.69% (MSCI All Countries World Index)
		-10 basis points (US Mortgage Master Index)	+3.96% (S&P500 Index)
United Kingdom	+9 basis points (5 year Gilt)	-1 basis points (UK Corporate, AA rated)
Euro-zone	-4 basis points (5 year Bund)	-2 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.
Net realized gains on investments in the three months ended September 30, 2017 totaled $31.7 million, including net realized gains of $35.4 million from sales of fixed maturities and equities, partially offset by net realized losses of approximately $3.7 million related to Other-Than-Temporary Impairment ("OTTI") charges on certain of the Company's fixed income and equity investments. For further analysis, see "Income Statement Analysis - Investment Activities" below.
During the nine months ended September 30, 2017, the positive mark to market change of $350.5 million on our AFS investments, including Other Investments, was primarily driven by tightening corporate credit spreads in the U.S. as well as positive movement in our equity portfolio from increases in equity index prices. This represents an approximately 0.9% appreciation in the average fair market value of total investments including cash for the nine months ended September 30, 2017.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the nine months ended September 30, 2017:

	Interest Rate Movement for the nine months ended September 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2017 (1) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the nine months ended September 30, 2017 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	+1 basis points (5 year Treasury)	-23 basis points (US Corporate A rated)	+15.42% (MSCI All Countries World Index)
		+7 basis points (US Mortgage Master Index)	+12.53% (S&P500 Index)
United Kingdom	+31 basis points (5 year Gilt)	-7 basis points (UK Corporate, AA rated)
Euro-zone	+27 basis points (5 year Bund)	-16 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.
Net realized gains on investments in the nine months ended September 30, 2017 totaled $85.1 million, including net realized gains of $96.9 million from sales of fixed maturities, equities and other investments, partially offset by net realized losses of approximately $11.7 million related to OTTI charges on certain of the Company's fixed income and equity investments. For further analysis, see "Income Statement Analysis - Investment Activities" below.
OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities and monitoring regulatory change.
Catlin Integration
We closed the Catlin Acquisition on May 1, 2015. Management has been highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this significant acquisition. Following the initial announcement of the proposed transaction, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing and implemented that plan following the closing of that transaction. The recognition of integration costs related to the Catlin Acquisition was completed in the second quarter of 2017.
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
Buybacks of Common Shares
For a discussion of our share buyback activity, please see Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein.
Buybacks of Preference Shares and Repurchase of Debt
For a discussion of the repurchase of preference shares and subordinated notes issued by our subsidiaries, XLIT and Catlin Insurance Company Ltd. ("Catlin-Bermuda"), please see Item 1, Note 13, "Share Capital," and Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein, respectively.
Issuance of Debt
On June 29, 2017, the Company issued fixed to floating rate subordinated notes. For further discussion, please see Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Risk Management
Our risk management and risk appetite framework is detailed in Item 1, "Business - Enterprise Risk Management," included in our Annual Report on Form 10-K for the year ended December 31, 2016. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions based on our evaluation and detailed analysis with a measurement date of July 1, 2017. Therefore, the results below do not reflect the impact of the significant natural catastrophe activity in the three months ended September 30, 2017 on our reinsurance utilization, and our resulting net probable maximum loss. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables. For further information about the significant natural catastrophe activity, see "Significant Items Affecting the Results of Operations - The Impact of Natural Catastrophe Loss Events" above.

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at September 30, 2017 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Capital at September 30, 2017 (3)
North Atlantic	Windstorm	July 1, 2017	$1,071	10.6%	$1,970	19.5%
North America	Earthquake	July 1, 2017	$1,010	10.0%	$1,600	15.8%
Europe	Windstorm	July 1, 2017	$891	8.8%	$1,109	11.0%
Japan	Earthquake	July 1, 2017	$758	7.5%	$1,076	10.6%
Japan	Windstorm	July 1, 2017	$535	5.3%	$692	6.8%
____________

(1)
Detailed analyses of aggregated in-force exposures and probable maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

(3)
Adjusted Tangible Capital ($10.1 billion), a non-GAAP financial measure used in risk assessment as a measure of our available capital, is defined as Total Shareholders’ Equity ($11.5 billion) plus (i) outstanding subordinated notes due 2025 ($493.9 million), 2045 ($472.7 million) and 2047 ($576.7 million) less (ii) Goodwill and Other Intangible Assets ($2.2 billion) and less (iii) Adjusted Accumulated Other Comprehensive Income ($724.7 million), which is defined as Accumulated Other Comprehensive Income ($968.9 million) plus Shadow Adjustments, as defined in Item 1, Note 15, "Accumulated Other Comprehensive Income (Loss)," to the Unaudited Consolidated Financial Statements included herein ($198.1 million) less gross unrealized gains resulting from Life Funds Withheld Assets ($442.4 million).

Regulatory Change
We continue to monitor and assess regulatory initiatives and legislation relevant to our business. In particular, we continue to monitor closely and assess proposals regarding national, regional and global capital standards that affect us or in the future could affect us.
On September 12, 2017, we announced that the Bermuda Monetary Authority, our group supervisor, had approved the use of a full internal model to calculate our enhanced capital requirements in substitution of the Bermuda Solvency Capital Requirement standard formula.
See "Business - Regulation," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional discussion of regulatory matters, including group supervision and Solvency II. In addition, see "Brexit-Related Recent Developments" below for a discussion of Brexit.
Brexit-Related Recent Developments
The U.K. provided formal notice of its decision to exit the E.U. under article 50 of the Treaty on European Union on March 29, 2017. Delivery of this notice commenced a two year process during which the U.K. and E.U. will endeavor to negotiate the terms of the U.K.'s exit. Unless this period is extended, the U.K. will automatically exit the E.U. with or without an agreement in place, after two years. While Brexit did not materially affect our financial condition or results of operations for the nine months ended September 30, 2017, no member country has left the E.U. to date, and the rules for exit under article 50 are brief, which has and may continue to create the potential for related political, monetary, economic and legal uncertainty. Such uncertainties are expected to continue to have meaningful repercussions in future periods.
On September 19, 2017, we announced our plan to redomesticate our principal E.U. insurance company, XL Insurance Company SE ("XLICSE") to Ireland in 2018, subject to certain regulatory approvals. Redomesticating XLICSE from the U.K. to Ireland will allow our clients and brokers to benefit from continuity of service through its branch network in Europe. In addition, our primary reinsurance carrier, XL RE Europe SE, is Irish-domiciled.
In the U.K., we will retain Catlin Insurance Company Ltd (“CICL UK”), a U.K. regulated insurance company, and its Lloyd’s of London ("Lloyd's") operations (Syndicate 2003 and 3002). The combination of being able to issue Lloyd’s and CICL UK paper in the U.K. as well as XLICSE paper in the E.U. is intended to well-position us for business that could otherwise potentially be disrupted by any loss of "passporting" rights as a result of the U.K. leaving the E.U. Passporting means that an E.U.-domiciled entity can provide insurance or reinsurance, as applicable, in another E.U. member state while only being regulated by the regulator in its country of domicile. We continue to review our European legal entity structure to consider other possible changes that may need to be made to preserve our E.U.-domiciled entities' "passporting" regime.
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
Outcomes of the negotiations and plans described above could include increased costs of doing business in the U.K., which may include additional capital requirements, including as a result of new and/or additional laws and regulations across a wide variety of areas potentially including, but not limited to, labor laws, data privacy laws, taxation laws and, more generally, the terms of commercial activities between the U.K. and the E.U. Increased costs and capital requirements may also result from the U.K. no longer being part of the Solvency II regime, which could be significant to our operations and financial results. Our costs of doing business in Ireland may also be impacted, for example, by increased demand for property and labor, particularly as other companies reduce their U.K. operations and seek alternative platforms within the E.U.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Insurance
Our Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Effective January 1, 2017, Insurance lines of business are now divided into the following underwriting business groups: Global Lines, which includes lines previously included in Specialty as well as the London Wholesale business that was previously included in Casualty and Energy, Property & Construction ("EPC"); International, which includes non-North America property and casualty lines previously included in Professional, Casualty and EPC; and North America, which includes North America region property and casualty lines, which were previously included in Professional, Casualty and EPC lines. Products generally provide tailored coverages for large corporate and middle market risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, cybertech, accident and health and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on growing those lines of business within our Insurance operations that we believe provide the best return on capital over time.
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Gross premiums written	$2,311,090	$2,153,379	7.3%	$7,582,060	$7,169,363	5.8%
Net premiums written	1,660,304	1,615,132	2.8%	4,910,096	4,899,258	0.2%
Net premiums earned	1,677,189	1,653,461	1.4%	4,964,808	4,944,055	0.4%
Less: Net losses and loss expenses	1,724,755	1,068,268	61.5%	3,862,205	3,163,599	22.1%
Less: Acquisition costs	228,188	221,137	3.2%	670,579	679,009	(1.2)%
Less: Operating expenses	269,727	302,373	(10.8)%	844,137	922,273	(8.5)%
Underwriting profit (loss)	$(545,481)	$61,683	N/M	$(412,113)	$179,174	N/M
Net results – structured products	1,862	2,353	(20.9)%	6,112	6,340	(3.6)%
Net fee income and other (expense)	(1,578)	(4,486)	(64.8)%	(2,437)	(12,097)	(79.9)%

Gross Premiums Written
The following table summarizes our gross premiums written by underwriting business group for the Insurance segment:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Global Lines	$859,414	$798,762	7.6%	$2,806,471	$2,789,027	0.6%
International	453,080	348,773	29.9%	1,812,961	1,589,506	14.1%
North America	998,596	1,005,844	(0.7)%	2,962,628	2,790,830	6.2%
Total	$2,311,090	$2,153,379	7.3%	$7,582,060	$7,169,363	5.8%
Three months ended September 30, 2017 vs. 2016: Gross premiums written increased by 7.3% for the three months ended September 30, 2017. When evaluated in local currency, our gross premiums written increased by 8.2% for the three months ended September 30, 2017. The unfavorable foreign exchange effect on our gross premiums written was mainly due to the weakening of the British Pound against the U.S. dollar. See "Significant Items Affecting the Results of Operations - The Current Underwriting Environment" above for further information on our underwriting strategy, the effects of which are discussed below.
The following is a summary of premium movements by underwriting business group:

▪
Global Lines - increase of 7.6%, for the three months ended September 30, 2017, is mainly driven by higher new business in accident & health, fine art & specie and political risk & trade credit business lines.

▪
International - increase of 29.9%, for the three months ended September 30, 2017, is attributable to higher new business in international property and an improvement in rates in international financial lines.

▪
North America - decrease of 0.7%, for the three months ended September 30, 2017, is due to lower new business in U.S. programs and lower retentions in excess and surplus lines, partially offset by an increase in premiums in North America property lines attributable to an improvement in pricing and higher retention in North America construction lines.

Nine months ended September 30, 2017 vs. 2016: Gross premiums written increased by 5.8%. When evaluated in local currency, our gross premiums written increased by 7.0%. The unfavorable foreign exchange effect on our gross premiums written was mainly due to a weakening of the British Pound and Euro against the U.S. dollar, which impacted business written in these currencies.
The following is a summary of premium movements by underwriting business groups:

▪
Global Lines - increase of 0.6%, for the nine months ended September 30, 2017, is mainly driven by higher new business in accident & health, fine art & specie and political risk & trade credit business lines. These increases were partially offset by lower premiums in energy property lines driven by lower retention and lower new business in aerospace.

▪	International - increase of 14.1%, for the nine months ended September 30, 2017, is attributable to growth in international property lines and international financial lines.

▪
North America - increase of 6.2%, for the nine months ended September 30, 2017, due to higher new and renewal business in global risk management, higher enrollments in existing programs in our construction sub-contractor default business and an improvement in rates in the North America property business lines.

Net Premiums Written
Three months ended September 30, 2017 vs. 2016: The increase of 2.8%, for the three months ended September 30, 2017, was driven mainly by the increase in gross premiums written across our three underwriting groups described above, each with differing levels of retention.
Nine months ended September 30, 2017 vs. 2016: The increase of 0.2%, for the nine months ended September 30, 2017, largely resulted from an increase in ceded premium written driven by higher subject premium volume and changes in the global reinsurance structure, mostly offset by the increase in gross premiums written, noted above.

Net Premiums Earned
Three and nine months ended September 30, 2017 vs. 2016: The increase of 1.4% for the three months ended September 30, 2017, and the increase of 0.4% for the nine months ended September 30, 2017, reflect minor variances in both gross and ceded premiums earned.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Point Change	September 30,		Point Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Loss and loss expense ratio	102.8%	64.6%	38.2	77.8%	64.0%	13.8
Acquisition expense ratio	13.6%	13.4%	0.2	13.5%	13.7%	(0.2)
Operating expense ratio	16.1%	18.3%	(2.2)	17.0%	18.7%	(1.7)
Underwriting expense ratio	29.7%	31.7%	(2.0)	30.5%	32.4%	(1.9)
Combined ratio	132.5%	96.3%	36.2	108.3%	96.4%	11.9
The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Point Change	September 30,		Point Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Loss and loss expense ratio	102.8%	64.6%	38.2	77.8%	64.0%	13.8
Prior year development	0.6%	1.4%	(0.8)	0.6%	1.4%	(0.8)
Loss ratio excluding prior year development	103.4%	66.0%	37.4	78.4%	65.4%	13.0
Net natural catastrophe losses	(42.3)%	(4.3)%	(38.0)	(17.3)%	(4.2)%	(13.1)
Loss ratio excluding prior year development and net natural catastrophe losses	61.1%	61.7%	(0.6)	61.1%	61.2%	(0.1)
Loss Ratio - excluding prior year development
Three and nine months ended September 30, 2017 vs. 2016: The 37.4 and 13.0 percentage point deteriorations in the loss ratio excluding prior year development represent a significantly higher level of natural catastrophe activity for the three and nine months ended September 30, 2017 as compared to the corresponding prior year periods. Losses net of reinsurance, reinstatement and premium adjustments related to natural catastrophe events for the three months ended September 30, 2017 were $645.1 million higher than in the same period of 2016 and $662.3 million higher for the nine months ended September 30, 2017 than in the same period in 2016. Excluding prior year development, and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments, in both quarters, the loss ratios for the three and nine months ended September 30, 2017 had no material change compared to the corresponding period of 2016.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Professional	$1,557	$(1,869)	$(54,833)	$(369)
Casualty and other	1,231	435	(74,443)	(45,230)
Property	(2,048)	(16,340)	91,488	(7,356)
Specialty	(9,551)	(4,911)	7,108	(14,543)
Total	$(8,811)	$(22,685)	$(30,680)	$(67,498)

Net favorable prior year reserve development of $8.8 million for the three months ended September 30, 2017, is largely attributable to specialty lines, which was $9.6 million favorable driven by better than expected attritional loss experience in aerospace.
For further information on the net favorable prior year reserve development for the nine months ended September 30, 2017 and 2016, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Underwriting Expense Ratio
Three months ended September 30, 2017 vs. 2016: The improvement of 2.0 percentage points was primarily due to a decrease in the operating expense ratio of 2.2 percentage points offset in part by a slight deterioration in the acquisition expense ratio of 0.2 percentage points, as follows:

▪	Operating expense ratio - improvement of 2.2 percentage points primarily driven by a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.

▪
Acquisition expense ratio - deterioration was driven in part by lower ceded commissions, due in part to an increase in facultative and global programs reinsurance as compared to the prior year, which carries lower commission rates combined with lower effective profit commission on whole account reinsurance.

Nine months ended September 30, 2017 vs. 2016: The improvement of 1.9 percentage points was due to a decrease in the operating expense ratio of 1.7 percentage points coupled with an improvement in the acquisition expense ratio of 0.2 percentage points, as follows:

▪
Operating expense ratio - improvement of 1.7 percentage points due to synergies realized from the Catlin Acquisition, as well as a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.

▪	Acquisition expense ratio - slight improvement largely by changes to business mix.
Net Results - Structured Products

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net investment income - structured products	$6,530	$7,225	(9.6)%	$20,184	$20,736	(2.7)%
Interest expense - structured products	4,668	4,872	(4.2)%	14,072	14,396	(2.3)%
Net investment results - structured products	$1,862	$2,353	(20.9)%	$6,112	$6,340	(3.6)%
Three and nine months ended September 30, 2017 vs. 2016: Decreases in net results from structured products for the three and nine months ended September 30, 2017 compared to the corresponding periods in the prior year were a result of a decrease in investment yields and a decrease in the asset base reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Net Fee Income and Other
Three and nine months ended September 30, 2017 vs. 2016: The decrease compared to the same period of 2016 in net fee income and other was driven by Global Lines discontinued business lines.
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

The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Gross premiums written	$704,641	$565,541	24.6%	$3,609,707	$3,439,650	4.9%
Net premiums written	665,917	518,166	28.5%	3,042,326	3,018,246	0.8%
Net premiums earned	940,567	778,216	20.9%	2,686,522	2,367,772	13.5%
Less: Net losses and loss expenses	1,341,968	423,535	N/M	2,317,057	1,343,075	72.5%
Less: Acquisition costs	216,371	181,749	19.0%	640,844	544,380	17.7%
Less: Operating expenses	63,723	67,764	(6.0)%	204,915	215,258	(4.8)%
Underwriting profit (loss)	$(681,495)	$105,168	N/M	$(476,294)	$265,059	N/M
Net results – structured products	16,046	5,355	199.6%	17,633	5,397	N/M
Net fee income and other	863	620	39.2%	2,243	2,705	(17.1)%
__________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by geographical region for the Reinsurance segment:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Bermuda	$151,561	$72,687	108.5%	$1,019,630	$891,466	14.4%
North America	149,931	179,539	(16.5)%	646,833	686,306	(5.8)%
London	109,388	86,779	26.1%	602,036	575,352	4.6%
EMEA	101,356	42,611	137.9%	689,595	666,650	3.4%
LAC	192,405	183,925	4.6%	651,613	619,876	5.1%
Total	$704,641	$565,541	24.6%	$3,609,707	$3,439,650	4.9%
Three months ended September 30, 2017 vs. 2016: Gross premiums written increased by 24.6% due to additional new business written in the quarter and reinstatement premiums from significant natural catastrophe activity. The increase was partially offset by cancellations and the timing of certain contracts incepting within the segment. When evaluated in local currency, our gross written premium increased by 23.8%. When evaluated in local currency and excluding the impact of reinstatement premiums, our gross premiums written increased by 6.8%.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 108.5%, for the three months ended September 30, 2017, is mainly due to significant new business in casualty treaty, reinstatement premiums on the recent significant natural catastrophe activity and favorable premium adjustments in casualty treaty.

▪
North America - decrease of 16.5%, for the three months ended September 30, 2017, is driven by cancellations within the casualty line of business due to the competitive pricing environment as well as reduced volumes reinsured by our cedants, partially offset by new business in property treaty.

▪	London - increase of 26.1%, for the three months ended September 30, 2017, is primarily driven by reinstatement premiums on significant natural catastrophe activity.

▪
EMEA - increase of 137.9%, for the three months ended September 30, 2017, is mainly due to significant new business in casualty treaty and property treaty, reinstatement premiums on the recent significant natural catastrophe activity and favorable premium adjustments in casualty treaty.

▪	LAC - increase of 4.6%, for the three months ended September 30, 2017, is driven predominantly by new business and increased shares written within property treaty.

Nine months ended September 30, 2017 vs. 2016: Gross premiums written increased by 4.9%, primarily driven by new business, reinstatement premiums from significant natural catastrophe activity, partially offset by cancellations. When evaluated in local currency, our gross premiums written increased by 6.2%. When evaluated in local currency and excluding the impact of reinstatement premiums, our gross premiums written increased by 3.1%.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 14.4%, for the nine months ended September 30, 2017, is primarily due to new business written within the property line of business, reinstatement premiums from significant natural catastrophe activity, and the renewal of a specific multi-year deal within casualty lines during the first quarter of 2017. These increases were partially offset by cancellations predominantly within specialty business.

▪
North America - decrease of 5.8%, for the nine months ended September 30, 2017, is largely attributable to non-renewals within the casualty and accident & health lines, in addition to prior year premium adjustments mainly within casualty. These reductions were partially offset by new business written in 2017.

▪
London - increase of 4.6%, for the nine months ended September 30, 2017, is primarily due to additional new business and increased shares written within the property and casualty lines. In addition, the casualty lines benefited from changes to the renewal dates of some policies. These increases were partially offset by prior year premium adjustments.

▪
EMEA - increase of 3.4%, for the nine months ended September 30, 2017, is primarily due to additional new business written within the property and casualty lines and reinstatement premiums from significant natural catastrophe activity. These favorable components are partially offset by cancellations in the current year, including a non-recurring treaty from the second quarter of 2016 within the casualty auto business.

▪
LAC - increase of 5.1%, for the nine months ended September 30, 2017, is driven by new business within property treaty and credit lines of business, along with increased participations written during 2017, mainly within the property treaty lines of business. These increases have been partially offset by cancellations.

Net Premiums Written
Three months ended September 30, 2017 vs. 2016: The increase of 28.5% largely resulted from the gross written premium increase as outlined above, in particular the reinstatement premiums.
Nine months ended September 30, 2017 vs. 2016: The increase of 0.8% largely resulted from the gross written premium increase as outlined above, offset by a net increase in premiums ceded due to changes in the reinsurance mix.
Net Premiums Earned
Three months ended September 30, 2017 vs. 2016: The increase of 20.9% was mainly attributable to the earning impact of a material new contract written within Bermuda during the fourth quarter of 2016, in addition to reinstatement premiums from significant natural catastrophe activity during the quarter, which are fully earned when contracts are required to be reinstated.
Nine months ended September 30, 2017 vs. 2016: The increase of 13.5% was mainly attributable to the earning impact of a material new contract written within Bermuda during the fourth quarter of 2016. In addition to the impact of this contract, there were additional earned premiums resulting from a refinement of the earning patterns within the European engineering book during the first quarter and significant reinstatement premiums reported during the current quarter, as noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Point Change	September 30,		Point Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Loss and loss expense ratio	142.7%	54.4%	88.3	86.2%	56.7%	29.5
Acquisition expense ratio	23.0%	23.4%	(0.4)	23.9%	23.0%	0.9
Operating expense ratio	6.8%	8.7%	(1.9)	7.6%	9.1%	(1.5)
Underwriting expense ratio	29.8%	32.1%	(2.3)	31.5%	32.1%	(0.6)
Combined ratio	172.5%	86.5%	86.0	117.7%	88.8%	28.9

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Point Change	September 30,		Point Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Loss and loss expense ratio	142.7%	54.4%	88.3	86.2%	56.7%	29.5
Prior year development	2.3%	4.0%	(1.7)	2.4%	5.4%	(3.0)
Loss ratio excluding prior year development	145.0%	58.4%	86.6	88.6%	62.1%	26.5
Net natural catastrophe losses	(88.6)%	(3.5)%	(85.1)	(32.5)%	(8.2)%	(24.3)
Loss ratio excluding prior year development and net natural catastrophe losses	56.4%	54.9%	1.5	56.1%	53.9%	2.2
Loss Ratio - excluding prior year development
Three months ended September 30, 2017 vs. 2016: The 86.6 percentage point deterioration in the loss ratio excluding prior year development in the three months ended September 30, 2017 was primarily a result of significant natural catastrophe activity, net of reinsurance recoveries, reinstatement and premium adjustments being $776.6 million, or 85.1 percentage points, higher than in the same period of 2016. Excluding favorable prior year development and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments in both quarters, the loss ratio for the three months ended September 30, 2017 compared to the same period of 2016 deteriorated by 1.5 percentage points to 56.4% due to mix of business, resulting from a higher mix of other lines of business and a lower mix of the property catastrophe line of business.
Nine months ended September 30, 2017 vs. 2016: The 26.5 percentage point deterioration in the loss ratio excluding prior year development in the nine months ended September 30, 2017 was primarily a result of significant natural catastrophe losses. Losses net of reinsurance recoveries, reinstatement and premium adjustments related to natural catastrophe events for the nine months ended September 30, 2017 were $654.7 million, or 24.3 percentage points higher than in the same period of 2016. Excluding favorable prior year development and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments, the loss ratio for the nine months ended September 30, 2017 compared to the same period of 2016 deteriorated 2.2 percentage points to 56.1% primarily due to due to mix of business, largely resulting from a higher mix of other line of business and a lower mix of the property catastrophe line of business.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016
Property and other short-tail lines	$(14,337)	$(30,607)	$(124,362)	$(69,028)
Casualty and other long-tail lines	(7,714)	(313)	61,452	(59,121)
Total	$(22,051)	$(30,920)	$(62,910)	$(128,149)
Net favorable prior year reserve development was $22.1 million for the three months ended September 30, 2017, mainly attributable to the following:

▪	Net favorable prior year development for the short-tail lines totaled $14.3 million. Details of the significant components are as follows:

▪	For property lines, net prior year development was $8.5 million favorable, primarily due to a release of IBNR on large losses and better than expected development on attritional losses.

▪
For specialty lines, net prior year development was $5.9 million favorable, largely due to better than expected experience on attritional losses and releases on catastrophe and large losses on the marine book.

•	Net favorable prior year development for the long-tail lines totaled $7.7 million. Details of the significant components are as follows:

•
For casualty lines, net prior year development was $2.9 million favorable, primarily due to a $12.5 million release of IBNR held for the impact of the Ogden rate change in response to emerging claims data on the impacted motor portfolios. This is partially offset by the unfavorable development on large losses.

•	For other lines, net prior year development was $4.8 million favorable, due to release on large losses on the credit and surety book and better than expected experience on attritional losses.
For further information on the net favorable prior year reserve development for the nine months ended September 30, 2017 and 2016, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Underwriting Expense Ratio
Three months ended September 30, 2017 vs. 2016: The improvement of 2.3 percentage points was due to improvements in the operating expense ratio of 1.9% and acquisition expense ratio of 0.4% as follows:

•
Acquisition expense ratio - improvement of 0.4 percentage points is driven by the impact of the reinstatement premiums from significant natural catastrophe activity. Excluding reinstatement premiums and premium adjustments, the ratio has deteriorated due to a change in product mix as a result of a material new inception written in Bermuda during fourth quarter of 2016.

•	Operating expense ratio - improvement of 1.9 percentage points was primarily driven by a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.
Nine months ended September 30, 2017 vs. 2016: The improvement of 0.6 percentage points was due to an improvement in the operating expense ratio of 1.5%, which was partially offset by deterioration in the acquisition expense ratio of 0.9%, as follows:

•
Operating expense ratio - improvement of 1.5 percentage points was attributable to synergies realized due to the Catlin Acquisition and increased operating leverage, as well as a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.

•
Acquisition expense ratio - deterioration of 0.9 percentage points predominantly resulting from a change in the product mix mainly as a result of a material new inception written in Bermuda during the fourth quarter of 2016.

Net Results - Structured Products

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net investment income - structured products	$5,788	$6,903	(16.2)%	$19,028	$20,129	(5.5)%
Interest expense - structured products	(10,258)	1,548	N/M	1,395	14,719	(90.5)%
Operating expenses - structured products	—	—	—%	—	13	(100.0)%
Net investment results - structured products	$16,046	$5,355	N/M	$17,633	$5,397	N/M
Three and nine months ended September 30, 2017 vs. 2016: Increases in net results from structured products for the three and nine months ended September 30, 2017 compared to the corresponding periods in the prior year were mainly a result of a significant reduction of interest expense due to a change in actuarially determined estimates and timing of expected future cash flows related to one contract.
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
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
Three months ended September 30, 2017 vs. 2016: During the three months ended September 30, 2017, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $5.0 million. Included within this negative result are net realized losses of $0.9 million. Additionally, the net investment income of $7.5 million is offset by a net underwriting loss of $8.8 million and interest expense of $2.8 million on the funds withheld for the U.S. Term Life Retro Arrangements.
Nine months ended September 30, 2017 vs. 2016: During the nine months ended September 30, 2017, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $16.0 million. Included within this result are net realized losses of $9.5 million. Additionally, the net investment income of $22.9 million was partially offset by a net underwriting loss of $20.6 million and interest expense of $8.8 million on the funds withheld for the U.S. Term Life Retro Arrangements.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the XL Group Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are calculated by using a time-weighted, geometrically linked rate of return calculation that is in accordance with current industry standards, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total Return on Investments (1)	1.0%	0.7%	2.9%	3.9%
Hedge fund portfolio (2) (3)	1.7%	0.3%	4.7%	(1.0)%
Public equity portfolio (2)	3.5%	4.4%	10.5%	7.6%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on these portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the three and nine months ended August 31, 2017 and August 31, 2016, respectively, for both equity and non-equity accounted hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net investment income - excluding Life Funds Withheld Assets	$171,983	$170,834	0.7%	$516,386	$511,402	1.0%
Net income (loss) from investment affiliates	57,656	12,156	N/M	126,735	20,756	N/M
Net realized gains (losses) on investments	31,726	58,395	(45.7)%	85,113	69,447	22.6%
Net realized and unrealized gains (losses) on derivative instruments (1)	(20,434)	5,490	N/M	(28,409)	2,774	N/M
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful

Net Investment Income
Three months ended September 30, 2017 vs. 2016: The increase of 0.7% compared to the prior year period was primarily due to active sector rotation and portfolio management activities, resulting in an increase in investment yields, slightly offset by negative foreign exchange movements.
We estimate that approximately $3.1 billion of assets with an average gross book yield of 2.2% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended September 30, 2017 on our portfolio of 2.6%.
Nine months ended September 30, 2017 vs. 2016: The increase of 1.0% compared to the prior year period was primarily due to active sector rotation and portfolio management activities, offset by a reduction in investment yields as a result of lower reinvestment rates, cash outflows from the investment portfolio and negative foreign exchange movements.
We estimate that approximately $3.1 billion of assets with an average gross book yield of 2.2% will mature and pay down over the next 12 months compared to the average new money rate in the nine months ended September 30, 2017 on our portfolio of 2.3%.
Net Income (Loss) from Investment Affiliates
Net income from investment affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method, as well as certain co-investment holdings sourced for us by the managers of affiliate funds also accounted for under the equity method.
Three months ended September 30, 2017 vs. 2016: We had a large increase in net income from investment affiliates for the three months ended September 30, 2017 as compared to the same period in 2016. We had strong hedge fund affiliate performance and a $32.0 million benefit resulting from the rebalancing of the investment portfolio, as we changed concentrations in certain individual positions in the normal course of business. The results were partially offset by weaker results in our private investments and our private credit funds as compared to the same period of 2016.
Nine months ended September 30, 2017 vs. 2016: Performance for the nine months ended September 30, 2017 was very strong as compared to the same period in 2016 and was driven principally by the hedge fund affiliate results. Strong positive contributions came from funds pursuing equity long/short, quantitative equity market neutral, macro and fixed income strategies. Additionally, our position sizing was a positive contributor to results. Also included in the results was the $32.0 million benefit noted above. The Company's private investments also produced solid performance for the nine months ended September 30, 2017, outperforming prior year results for the same period driven mainly by returns in financial services sector funds, turnaround funds and several related co-investments. The results for private credit funds lagged slightly behind the prior year, slightly offsetting the positive results.
Net Realized Gains and Losses on Investments
Three months ended September 30, 2017 vs. 2016: Net realized gains on investments of $31.7 million in the three months ended September 30, 2017 included net realized gains of $35.4 million, which resulted primarily from sales of equities and corporate fixed maturities. These amounts were offset by losses of approximately $3.7 million related to OTTI charges on certain of our fixed income and equity investments. See Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein for further discussion.
Net realized gains on investments of $58.4 million in the three months ended September 30, 2016 included net realized gains of $68.4 million, which resulted primarily from sales of U.S. Government fixed maturities and equities. These amounts were offset by losses of approximately $10.0 million related to OTTI charges on certain of our fixed income and equity investments.
Nine months ended September 30, 2017 vs. 2016: Net realized gains on investments of $85.1 million in the nine months ended September 30, 2017 included net realized gains of $96.9 million, which resulted primarily from sales of equities, corporate fixed maturities and other investments. These amounts were offset by losses of approximately $11.7 million related to OTTI charges on certain of our fixed income and equity investments. For further discussion, see Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Net realized gains on investments of $69.4 million in the nine months ended September 30, 2016 included realized losses of $62.1 million related to OTTI charges on certain of our fixed income and equity investments, as well as net realized gains of $131.6 million, which resulted primarily from sales of U.S. Government fixed maturities and equities.

Net Realized and Unrealized Gains and Losses on Derivative Instruments
Three months ended September 30, 2017 vs. 2016: Net realized and unrealized losses on derivative instruments of $20.4 million in the three months ended September 30, 2017 resulted mainly from net losses on embedded derivatives contained within P&C ceded reinsurance contracts written on a funds withheld basis and, to a lesser extent, from net losses from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. For a further discussion, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Nine months ended September 30, 2017 vs. 2016: Net realized and unrealized losses on derivative instruments of $28.4 million in the nine months ended September 30, 2017 resulted mainly from unrealized losses on an embedded derivatives contained within P&C ceded reinsurance contracts written on a funds withheld basis and unrealized losses on an embedded derivative contained within funds withheld life reinsurance agreements. We also incurred net losses from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. In addition, we also reported net losses from non-investment hedging activities. For further information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net income (loss) from operating affiliates	$4,872	$12,410	(60.7)%	$61,185	$46,478	31.6%
Foreign exchange (gains) losses	55,017	(1,695)	N/M	46,038	(54,614)	N/M
Corporate operating expenses	62,232	126,308	(50.7)%	263,267	372,003	(29.2)%
Loss (gain) on sale of subsidiary	—	(3,670)	N/M	—	(3,670)	N/M
Extinguishment of debt	1,582	—	N/M	1,582	—	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(31,662)	(225,610)	(86.0)%	(116,359)	(691,432)	(83.2)%
Interest expense (1)	39,509	43,025	(8.2)%	123,181	128,371	(4.0)%
Income tax expense (benefit)	(60,132)	17,749	N/M	(18,034)	42,511	N/M
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful

Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2017 and 2016:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net income (loss) from investment manager affiliates	$953	$6,753	(85.9)%	$40,358	$34,424	17.2%
Net income (loss) from strategic operating affiliates	3,919	5,657	(30.7)%	20,827	12,054	72.8%
Net income (loss) from operating affiliates	$4,872	$12,410	(60.7)%	$61,185	$46,478	31.6%
Net Income from Investment Manager Affiliates
Three months ended September 30, 2017 vs. 2016: The results for the three months ended September 30, 2017 reflect a significant decrease in the amount of incentive fees generated by our investment manager affiliates relative to the same period in the prior year, where incentive fees for the managers that charge them were strong.
Nine months ended September 30, 2017 vs. 2016: The results for the nine months ended September 30, 2017 reflect a significant increase of 17.2% as compared to the prior year period. This increase was primarily due to the gain on sale of one of our investment manager affiliates, partially offset by the lower incentive fees noted above. Prior year period results also benefited from a gain on the sale of a separate investment manager affiliates but to a lesser degree.

Net Income from Strategic Operating Affiliates
Three months ended September 30, 2017 vs. 2016: The decrease was mainly due to relatively weaker results from one of our insurance strategic operating affiliates, partially offset by strong results generated from an investment within our value investing strategy team as compared to the prior year period.
Nine months ended September 30, 2017 vs. 2016: The significant increase was largely due to the solid results from one of our strategic operating affiliates as well as strong results generated from an investment within our value investing strategy team as compared to the prior year period.
Foreign Exchange Gains and Losses
Three months ended September 30, 2017 vs. 2016: The foreign exchange losses of $55.0 million in the three months ended September 30, 2017 were principally a result of the impact of the weakening of the U.S. dollar against the Euro and British Pound on net monetary liabilities denominated in those currencies. In the three months ended September 30, 2016, foreign exchange gains of $1.7 million were principally a result of the impact of the strengthening of the U.S. dollar against our British Pound denominated liabilities held in U.S. dollar denominated units.
Nine months ended September 30, 2017 vs. 2016: The foreign exchange losses of $46.0 million in the nine months ended September 30, 2017 were principally a result of the impact of the weakening of the U.S. dollar against the British Pound on net monetary liabilities in that currency held in U.S. dollar denominated units. These losses were partially offset by the gains which resulted from the effect of the weakening of the U.S. dollar against the Swiss Franc on net monetary liabilities in that currency. In the nine months ended September 30, 2016, foreign exchange gains of $54.6 million were a result of the strengthening of the U.S. dollar against our British Pound denominated monetary liabilities held in U.S. dollar denominated units, with additional gains resulting from the effect of the U.S. dollar weakness against the Singapore dollar on net monetary assets in that currency.
Corporate Operating Expenses
Three and nine months ended September 30, 2017 vs. 2016: The decreases of 50.7% and 29.2% for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016, were primarily due to lower integration expenses related to the Catlin Acquisition and synergies realized during the past year, reflecting our continuing focus on operating efficiency and leveraging our underwriting platform, as well as a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.
Extinguishment of Debt
The loss on extinguishment of debt is a result of the repurchase transaction described in Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
Three and nine months ended September 30, 2017 vs. 2016: Under the GreyCastle Life Retro Arrangements, as described in Item 1, Note 1, "Significant Accounting Policies," to the Unaudited Consolidated Financial Statements included herein, the resulting embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For additional information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of GreyCastle Life Retro Arrangements" above.
Interest Expense
Three and nine months ended September 30, 2017 vs. 2016: Interest expense decreased as a result of a change in actuarially determined estimates and timing of expected future cash flows related to a deposit liability contract within our Structured Products portfolio. This decrease is partially offset by an increase in interest expense due to the issuance of debt during the year. For further information about our debt financing, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Three and nine months ended September 30, 2017 vs. 2016: A tax benefit of $60.1 million and a tax charge of $17.7 million were incurred in the three months ended September 30, 2017 and 2016, respectively. A tax benefit of $18.0 million and a tax charge $42.5 million were incurred in the nine months ended September 30, 2017 and 2016, respectively.
The tax charge or benefit recognized in these periods reflects the combination of our tax on operating net income, calculated using an expected full year effective tax rate applied to our pre-tax operating net income in the respective periods, and tax on items excluded from the effective tax rate calculation, including discrete tax adjustments on operating and non-operating income, which are both calculated at the applicable jurisdictional effective tax rate.
The 2017 tax benefits noted above are primarily driven by the impact of the significant catastrophe losses incurred in the current quarter.
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
At September 30, 2017 and December 31, 2016, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased), but excluding Life Funds Withheld Assets, were approximately $37.4 billion and $36.6 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturities - AFS (1):
U.S. Government	$4,313,336	11.5%	$3,894,388	10.6%
U.S. States, municipalities and political subdivisions	2,111,217	5.6%	2,478,112	6.8%
Non-U.S. Governments	5,260,637	14.1%	5,030,132	13.8%
Corporate	10,072,974	26.9%	10,134,729	27.7%
RMBS	4,941,702	13.2%	4,492,625	12.3%
CMBS	1,277,994	3.4%	665,186	1.8%
Other asset-backed securities	1,567,515	4.2%	1,253,388	3.4%
Total fixed maturities - AFS	$29,545,375	79.0%	$27,948,560	76.4%
Short-term investments	336,054	0.9%	625,193	1.7%
Equity securities	1,011,942	2.7%	1,037,331	2.8%
Investments in affiliates	2,100,378	5.6%	2,177,645	6.0%
Other investments	1,145,588	3.1%	1,164,564	3.2%
Total investments	$34,139,337	91.3%	$32,953,293	90.1%
Cash and cash equivalents	3,030,088	8.1%	3,426,988	9.4%
Restricted cash	79,686	0.2%	62,137	0.2%
Net receivable/ (payable) for investments sold/ (purchased)	(74,829)	(0.2)%	(97,482)	(0.3)%
Accrued investment income	212,291	0.6%	230,158	0.6%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$37,386,573	100.0%	$36,575,094	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.

We review our fixed income investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At September 30, 2017 and December 31, 2016, the average credit quality of our total fixed income portfolio was "AA." Included in the table below are the credit ratings of the fixed income portfolio, excluding cash and Life Funds Withheld Assets, at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$14,269	47.8%	$12,859	45.0%
AA	5,073	17.0%	5,913	20.7%
A	6,160	20.6%	7,029	24.6%
BBB	3,391	11.3%	2,045	7.2%
BB and below/not rated	988	3.3%	728	2.5%
Total	$29,881	100.0%	$28,574	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $177.3 million at September 30, 2017 in our AFS portfolio (excluding Life Funds Withheld Assets) that can be attributed to the following significant drivers:

•	gross unrealized losses of $82.9 million related to Government holdings. Securities in a gross unrealized loss position had a fair value of $5.3 billion at September 30, 2017.

•	gross unrealized losses of $53.3 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $2.4 billion at September 30, 2017.

•	gross unrealized losses of $22.4 million related to RMBS securities. Securities in an unrealized loss position had a fair value of $2.5 billion at September 30, 2017.
The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at September 30, 2017:

	September 30, 2017
Security Type and Length of Time in a Continual Unrealized Loss Position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(46,689)	$7,279,758
At least 6 months but less than 12 months	(20,723)	1,904,559
At least 12 months but less than 2 years	(18,887)	303,310
2 years and over	(88,297)	1,902,683
Total	$(174,596)	$11,390,310
Equities
Less than 6 months	$(2,676)	$38,170
Total	$(2,676)	38,170

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at September 30, 2017:

	September 30, 2017
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(8,327)	$774,927
At least 1 year but less than 5 years remaining	(84,131)	4,556,772
At least 5 years but less than 10 years remaining	(39,014)	2,215,944
At least 10 years but less than 20 years remaining	(2,182)	86,341
At least 20 years or more remaining	(2,477)	110,521
RMBS	(22,372)	2,491,771
CMBS	(9,042)	678,858
Other asset-backed securities	(7,051)	475,176
Total	$(174,596)	$11,390,310
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
Our exposure to this European sovereign debt crisis has a fair value of $156.1 million at September 30, 2017, and includes direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as fixed maturity securities issued by certain corporate entities operating within the European Periphery Nations. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, at September 30, 2017, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $200 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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

Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 6, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the changes in fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. At September 30, 2017, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at September 30, 2017.
At September 30, 2017, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets by class and liabilities that were carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at September 30, 2017	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government	$4,313,336	$18,796	0.4%
U.S. States, municipalities and political subdivisions	2,111,217	—	—%
Non-U.S. Governments	5,260,637	—	—%
Corporate	10,072,974	1,294	—%
RMBS	4,941,702	—	—%
CMBS	1,277,994	778	0.1%
Other asset-backed securities	1,567,515	16,251	1.0%
Total Fixed maturities, at fair value	$29,545,375	$37,119	0.1%
Equity securities, at fair value	1,011,942	—	—%
Short-term investments, at fair value	336,054	—	—%
Total investments AFS	$30,893,371	$37,119	0.1%
Cash equivalents (1)	1,629,519	—	—%
Other investments (2)	778,396	219,462	28.2%
Other assets (3)	19,563	17,616	90.0%
Total assets carried at fair value	$33,320,849	$274,197	0.8%
Liabilities
Other liabilities (4)	74,107	17,470	23.6%
Total liabilities carried at fair value	$74,107	$17,470	23.6%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from Other investments balances are $194.7 million at September 30, 2017 measured using Net Asset Value. Based on new accounting guidance, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation that are carried at amortized cost, which totaled $172.5 million at September 30, 2017. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016

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
Gross unpaid losses and loss expenses totaled $30.0 billion and $25.9 billion at September 30, 2017 and December 31, 2016, respectively. See Item 1, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein, for a reconciliation of our P&C unpaid losses and loss expenses for the nine months ended September 30, 2017.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	September 30, 2017	December 31, 2016
Reinsurance balances receivable	$1,103,244	$598,189
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	8,753	10,997
Reinsurance recoverable on unpaid losses and loss expenses	6,993,167	5,522,419
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(62,556)	(62,829)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$8,042,608	$6,068,776
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
Under Bermuda law, XL Group is required to pay cash dividends from contributed surplus. At September 30, 2017, XL Group had $7.7 billion in contributed surplus.
All of our outstanding debt at September 30, 2017 was issued by XLIT. The ability of XLIT, like that of XL Group, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
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

Sources of Liquidity
At September 30, 2017 and December 31, 2016, on a consolidated basis we had cash and cash equivalents of approximately $3.0 billion and $3.4 billion. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	September 30, 2017	September 30, 2016
Operating activities	$183,814	$677,782
Investing activities	$47,205	$727,619
Financing activities	$(683,243)	$(1,256,731)
Effects of exchange rate changes on foreign currency cash	$55,324	$(11,629)
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
During the nine months ended September 30, 2017, net cash flows provided by operating activities was $183.8 million compared to net cash flows provided by operating activities of $677.8 million for the same period in 2016. The decrease was mainly due to the timing of premium receipts and the payment of claims, as well as increased purchasing of reinsurance.
Investing Cash Flows
Generally, positive cash flows from operations and financing activities are invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries. Subsequent sales and maturities of these investments then generate positive cash flows.
Net cash provided by investing activities was $47.2 million in the nine months ended September 30, 2017 compared to net cash provided of $727.6 million for the same period in 2016. The change is largely attributable to increased purchases of fixed maturities and short-term investments, which were in excess of proceeds received on the sales of the same such assets, partially offset by decreased purchases of affiliate investments.
As further outlined in Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral in support of insurance and reinsurance liabilities and held in trust. Additionally, certain of these pledged assets are held as collateral in relation to our credit facilities. At September 30, 2017 and December 31, 2016, the Company had $18.0 billion and $17.1 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 1(i), "Significant Accounting Policies - Cash Equivalents," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 that cash in the amount of $159.6 million at September 30, 2017 is restricted and has been disclosed as such in our Unaudited Consolidated Balance Sheets.
Financing Cash Flows
Cash flows related to financing activities include common and preference share related transactions, the payment of dividends, the issuance or repurchase of preference ordinary shares by our subsidiaries, the issuance, repurchase or maturity of debt and deposit liability transactions. During the nine months ended September 30, 2017, net cash flows used in financing activities were $683.2 million, mainly due to the buyback of common shares and dividend activity, as well as the repurchase of preferred shares, partially offset by the proceeds from the issuance of debt. See Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein, for information regarding share buyback activity. See Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein, for information regarding our debt issuance.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."

Capital Resources
At September 30, 2017 and December 31, 2016, we had total shareholders' equity of $11.5 billion and $13.0 billion, respectively. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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
The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	September 30, 2017	December 31, 2016
Non-controlling interests - Series D preference ordinary shares of XLIT	$287,143	$345,000
Non-controlling interests - Series E preference ordinary shares of XLIT	669,778	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	518,582	562,285
Non-controlling interests - Other	113,160	115,382
Common share capital	9,939,847	10,938,512
Total common shares and non-controlling interests	$11,528,510	$12,960,679
Notes payable and debt	3,210,063	2,647,677
Total	$14,738,573	$15,608,356

Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	September 30, 2017	December 31, 2016
Common shareholders' equity – beginning of period	$10,938,512	$11,677,079
Net income (loss) attributable to common shareholders	(589,226)	440,968
Share buybacks	(571,586)	(1,051,050)
Share issuances	49,669	9,900
Common share dividends	(174,762)	(224,411)
Change in accumulated other comprehensive income	253,382	28,930
Share-based compensation and other	33,858	57,096
Common shareholders' equity – end of period	$9,939,847	$10,938,512
Preference Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XLIT. As a result of the Catlin Acquisition, we also acquired the preference shares issued by Catlin-Bermuda. These instruments represent non-controlling interests in our Unaudited Consolidated Financial Statements included herein, and are presented as non-controlling interest in equity of consolidated subsidiaries. At September 30, 2017 and December 31, 2016, the face values of the outstanding Series D preference ordinary shares were $287.1 million and $345.0 million, respectively, and Series E preference ordinary shares were $669.8 million and $999.5 million, respectively. The value of the preference shares issued by Catlin-Bermuda at September 30, 2017 and December 31, 2016 was $518.6 million and $562.3 million, respectively. In July 2017, we completed a tender offer in which some of these preference shares were repurchased and canceled. See Item 1, Note 13, "Share Capital," to the Unaudited Consolidated Financial Statements included herein, for further information.
Debt
The following tables present our debt under outstanding securities and lenders' commitments at September 30, 2017:

				Payments Due by Period (3)
(U.S. dollars in thousands)	Commitment/ Debt (1)	In Use/ Outstanding (2)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2.30% Senior Notes	$300,000	$299,189	2018	$—	$300,000	$—	$—
5.75% Senior Notes	400,000	398,277	2021	—	—	400,000	—
6.375% Senior Notes	350,000	349,221	2024	—	—	—	350,000
4.45% Subordinated Notes	500,000	493,936	2025	—	—	—	500,000
6.25% Senior Notes	325,000	323,492	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,526	2043	—	—	—	300,000
5.5% Subordinated Notes	483,305	472,736	2045	—	—	—	483,305
3.25% Subordinated Notes	587,150	576,686	2047	—	—	—	587,150
Total	$3,245,455	$3,210,063		$—	$300,000	$400,000	$2,545,455
_______________

(1)
Excluded from the table are certain credit facilities under which the Company was permitted to utilize up to $750.0 million at September 30, 2017 and $1.0 billion at December 31, 2016, for revolving loans to support general operating and financing needs. At September 30, 2017 and December 31, 2016, $2 million and $245 million, respectively, were utilized under these facilities to issue letters of credit, leaving $748.0 million and $755.0 million, respectively, available to support other operating and financing needs.

(2)	"In Use/Outstanding" data represent September 30, 2017 accreted values.

(3)	"Payments Due by Period" data represents ultimate redemption values.
In addition, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
At September 30, 2017, outstanding debt held by investors consisted of senior and subordinated unsecured notes of approximately $3.2 billion issued by XLIT, the majority of which is guaranteed by XL Group as indicated below. These notes require XLIT to pay a fixed rate of interest during their terms. At September 30, 2017, the outstanding issues of unsecured notes are as follows:

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

▪
€500 million ($587.2 million) subordinated notes due June 2047, with a fixed coupon of 3.25% for a period of 10 years, then a floating rate of three-month EURIBOR plus 2.90%. The notes are listed on the NYSE and are guaranteed by XL Group. The notes were issued at 99.054% of the face amount and net proceeds were $558.3 million. Related expenses of the offering amounted to approximately $10.5 million.

Credit Facilities and other sources of collateral
At September 30, 2017, we had sixteen letter of credit ("LOC") facilities in place with total availability of $4.0 billion, of which $2.4 billion was utilized.

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period
Facility Name	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2016 Credit Agricole Facility I	$125,000	$125,000	2019	$—	$125,000	$—	$—
2016 Credit Agricole Facility II	125,000	125,000	2019	—	125,000	—	—
2017 Commonwealth Bank Facility	215,000	215,000	2020	—	215,000	—	—
2017 Credit Suisse Facility	100,000	100,000	2020	—	100,000	—	—
FAL Facility I	125,000	125,000	2020	—	—	125,000	—
FAL Facility II	125,000	125,000	2020	—	—	125,000	—
FAL Facility III	125,000	125,000	2020	—	—	125,000	—
FAL Facility IV	125,000	125,000	2020	—	—	125,000	—
Syndicated Unsecured Facility (1)	750,000	2,000	2021	—	—	750,000	—
Syndicated Secured Facility (1)	750,000	553,291	2021	—	—	750,000	—
2017 Commerzbank Facility	100,000	100,000	2022	—	—	100,000	—
CICL Facility	190,000	179,440	Continuous	—	—	—	190,000
Citi EU Facility	600,000	104,252	Continuous	—	—	—	600,000
London Market Facility	250,000	125,467	Continuous	—	—	—	250,000
CRCH Facility	270,000	265,553	Continuous	—	—	—	270,000
Syndicate 2003 Facility	14,062	14,044	Continuous	—	—	—	14,062
Total LOC facilities	$3,989,062	$2,409,047		$—	$565,000	$2,100,000	$1,324,062
____________

(1)	We have the option to increase the size of the Syndicated Secured and Unsecured Facilities by an aggregate of $500 million.
In addition, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The following market risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk ("VaR") analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of analyses used by us to assess and mitigate risk should not be considered projections of future events or losses. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General - Cautionary Note Regarding Forward-Looking Statements."
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
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our investment policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, total return swaps, credit default swaps and swaptions, and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market-related exposures as well as to obtain exposure to a particular financial market. We seek to manage the risks associated with the use of derivatives through our Authorities Framework. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Interest Rate Risk (Excluding Life Funds Withheld Assets)
Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our Strategic Asset Allocation ("SAA") process by specifying an SAA benchmark relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management's risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate. We may utilize derivative instruments via an interest rate overlay strategy to manage or optimize our duration and curve exposures.
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
The principal currencies creating our foreign exchange risk are the British Pound, the Euro, the Swiss Franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at September 30, 2017 and December 31, 2016:

(Foreign currency in millions)	September 30, 2017	December 31, 2016
Euro	(40.9)	132.3
British Pound	(120.4)	86.1
Swiss Franc	55.7	18.8
Canadian dollar	168.8	184.4
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.6 years at September 30, 2017.
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
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets)," included herein for our aggregate fixed income portfolio credit rating in percentage terms of our aggregate fixed income portfolio at September 30, 2017.
At September 30, 2017 and December 31, 2016, the average credit quality of our aggregate fixed income investment portfolio (including short-term investments) was "AA." Our $12.0 billion portfolio of government and government-related, agency and sovereign was rated "AA+," our $10.1 billion portfolio of corporates was rated "A-," and our $7.8 billion structured securities portfolio was rated "AA."

At September 30, 2017, the top 10 corporate exposures listed below represented 5.3% of the aggregate fixed income investment portfolio and 15.8% of all corporate holdings.

Top 10 Corporate holdings (1)(2) (U.S. dollars in millions)	Carrying Value	% of Corporate	Percentage of Aggregate Fixed Income Portfolio
Wells Fargo & Company	$195	1.9%	0.7%
JPMorgan Chase & Co.	189	1.9%	0.6%
The Goldman Sachs Group, Inc.	174	1.7%	0.6%
Morgan Stanley	170	1.7%	0.6%
HSBC Holdings PLC	158	1.6%	0.5%
Bank Of America	155	1.5%	0.5%
Anheuser-Busch Inbev SA	152	1.5%	0.5%
Citigroup Inc.	149	1.5%	0.5%
Apple Inc.	135	1.4%	0.4%
Verizon Communications, Inc.	112	1.1%	0.4%
Total	$1,589	15.8%	5.3%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

(2)	Excludes short-term investments and accrued investment income.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.8 billion structured securities portfolio, of which 92.3% is AAA rated:

(U.S. dollars in millions)	Carrying Value (2)	Percentage of Structured Portfolio
RMBS	$4,941.7	63.5%
CMBS	1,278.0	16.4%
Other ABS (1)	1,567.5	20.1%
Total	$7,787.2	100.0%
____________

(1)	Includes Covered Bonds.

(2)	Excludes short-term investments and accrued investment income.

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

Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At September 30, 2017, our equity portfolio was approximately $845.0 million as compared to $902.3 million at December 31, 2016. This excludes fixed income fund investments of $167.0 million and $135.2 million at September 30, 2017 and December 31, 2016, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP given their structure as open-ended exchange traded funds. At September 30, 2017 and December 31, 2016, our direct allocation to equity securities was 2.7% and 2.8%, respectively, of total investments (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risks related to real estate and risks specific to startup or small companies. At September 30, 2017, our exposure to private investments (including funds), excluding unfunded commitments, was $584.4 million, representing 1.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $533.3 million, representing 1.5% of the investment portfolio at December 31, 2016.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.5 billion representing approximately 4.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2017, as compared to December 31, 2016 when we had a total exposure of $1.6 billion representing approximately 4.5% of the total investment portfolio.
Our operating affiliate investment portfolio is invested in both investment managers and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. Such positions had a total exposure of $391.4 million representing approximately 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2017, as compared to December 31, 2016, when we had a total exposure of $502.7 million, representing approximately 1.4% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at September 30, 2017 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year value-at-risks ("VaRs") for our investment portfolios at September 30, 2017, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
The table below also excludes the impact of foreign exchange rate risk on our investment portfolio. Our investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities approximately equally. See "Foreign Currency Exchange Rate Risk" for further details. We consider the investment portfolio VaR estimated results excluding foreign exchange rate risk to be a relevant and appropriate metric to consider when assessing the actual risk of the investment portfolio.

The estimated results below also do not include any risk contributions from our various operating affiliates (strategic and other or investment manager affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,282.0)	$(236.9)	$(1,146.2)	$(76.6)	$650.5
(I) Fixed Income Portfolio	(1,282.0)	—	(1,146.2)	(76.6)	741.3
(a) Cash & Short Term Investments	(7.0)	—	(3.0)	(0.1)	2.6
(b) Total Government Related	(465.8)	—	(238.1)	(5.2)	254.0
(c) Total Corporate Credit	(438.9)	—	(475.5)	(43.7)	262.9
(d) Total Structured Credit	(370.3)	—	(429.7)	(27.5)	237.4
(II) Non-Fixed Income Portfolio	—	(236.9)	—	—	268.9
(e) Equity Portfolio	—	(82.4)	—	—	91.4
(f) Hedge Fund Portfolio	—	(62.8)	—	—	80.3
(g) Private Investments	—	(91.6)	—	—	103.7
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at September 30, 2017 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material developments to such proceedings during the nine months ended September 30, 2017.
See Part I, Item 1, Note 12(b), "Litigation" to the Unaudited Consolidated Financial Statements included herein.

ITEM 1A.	RISK FACTORS
Refer to Part I, Item 1A., "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended September 30, 2017 of its common shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2017 to July 31, 2017	698,961	$44.85	698,961	$618.7	million
August 1, 2017 to August 31, 2017	1,694,748	44.26	1,694,748	543.7	million
September 1, 2017 to September 30, 2017	355,518	41.05	355,518	529.1	million
Total	2,749,227	$44.00	2,749,227	$529.1	million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. Any such purchases would be made in connection with satisfying tax withholding obligations of those employees. The Company did not purchase any shares for this purpose during the three months ended September 30, 2017.

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
A non-U.S. subsidiary provided insurance for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department's Office of Foreign Assets Control under Executive Order 13224. Coverage began on July 16, 2014. The insurance was entered into pursuant to a license issued by Her Majesty's Treasury in the United Kingdom. No payments were received during the nine months ended September 30, 2017 and the aggregate payments received by our non-U.S. subsidiary for this insurance from inception through September 30, 2017 are £126,180. There are no net profits attributable to this insurance. The policy expired and the subsidiary does not intend to continue providing property insurance coverage in the United Kingdom to Bank Saderat.

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

Date:	November 3, 2017
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	November 3, 2017
/s/ STEPHEN ROBB

Name: Stephen Robb
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd