Form 10-K
period 2017-12-31
XL GROUP LTD
filed 2018-02-23
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL GROUP LTD
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-1304974 (I.R.S. Employer Identification No.)
O'Hara House, One Bermudiana Road, Hamilton HM 08, Bermuda (Address of principal executive offices and zip code)	(441) 292-8515 (Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
common Shares, Par Value $0.01 per Share	New York Stock Exchange
XLIT Ltd. 2.30% Senior Notes due 2018	New York Stock Exchange
XLIT Ltd. 5.75% Senior Notes due 2021	New York Stock Exchange
XLIT Ltd. 4.45% Subordinated Notes due 2025	New York Stock Exchange
XLIT Ltd. 5.25% Senior Notes due 2043	New York Stock Exchange
XLIT Ltd. 5.5% Subordinated Notes due 2045	New York Stock Exchange
XLIT Ltd. 3.25% Subordinated Notes due 2047	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definition of "large accelerated filer, accelerated filer, smaller reporting company and emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐   Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2017 was approximately $11.3 billion computed upon the basis of the closing sales price of the common shares on June 30, 2017. For purposes of this computation, common shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 21, 2018, there were 256,915,044 outstanding common Shares, $0.01 par value per share, of the registrant.
Documents Incorporated By Reference
Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of common shareholders scheduled to be held on May 11, 2018 are incorporated by reference into Part III of this Form 10-K.

XL GROUP LTD
This Annual Report on Form 10-K contains "Forward-Looking Statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those in such Forward-Looking Statements are set forth herein under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Cautionary Note Regarding Forward-Looking Statements."

PART I

ITEM 1.	BUSINESS
History
XL Group Ltd, a Bermuda exempted company ("XL Group"), through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis.
The Company traces its roots to the merger of insurance company EXEL Limited ("EXEL") and reinsurance company Mid Ocean Limited, both of which maintained principal operations in Bermuda and were incorporated in the Cayman Islands in 1986 and 1992, respectively. Our primary operating company originated from these merged entities is XL Bermuda Ltd ("XLB"), which was formed in May 2016 from the amalgamation of XL Insurance (Bermuda) Ltd and XL Re Ltd.
Over the years, the Company has made numerous acquisitions. On May 1, 2015, we completed our acquisition of the entire issued share capital of Catlin Group Ltd ("Catlin") for $4.1 billion in cash and ordinary shares of XL Group plc ("XL-Ireland") ("Catlin Acquisition"). Prior to the closing of the Catlin Acquisition, Catlin was a publicly traded company listed on the London Stock Exchange and headquartered in Bermuda. Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. As a result of the Catlin Acquisition, we have enhanced our global network and business platforms, in particular our presence at Lloyd's, where we are one of the largest underwriting syndicates. Our results of operations for the year ended December 31, 2015 include the results of operations of Catlin for the period from May 1, 2015 through December 31, 2015. See Item 8, Note 2(f), "Acquisitions and Disposals - Catlin Acquisition," to the Consolidated Financial Statements included herein for additional information with respect to the Catlin Acquisition.
In July 2016, XL Group, then a newly formed company, and XL-Ireland completed a redomestication transaction in which all of the ordinary shares of XL-Ireland were exchanged for all of the ordinary shares of XL Group (the "Redomestication"). As a result, XL-Ireland became a wholly-owned subsidiary of XL Group. In connection with the Redomestication, XL-Ireland distributed the ordinary shares of XLIT Ltd. ("XLIT"), to XL Group (the "Distribution"). As a result of the Distribution, XLIT is now a direct, wholly-owned subsidiary of XL Group. It is currently anticipated that XL-Ireland will be liquidated in 2018. See Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included herein for additional information related to the Redomestication and Distribution. Prior to July 25, 2016, unless the context otherwise indicates, references herein to the "Company", "we", "us" or "our" are to, and the Consolidated Financial Statements herein include, the accounts of, XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, unless the context otherwise indicates, references herein to the "Company", "we", "us" or "our" are to, and the Consolidated Financial Statements herein include, the accounts of, XL Group and its consolidated subsidiaries.
See further information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Segments
We are organized into two operating segments: Insurance and Reinsurance. Our general investment and financing operations, and our Run-Off Life Operations, are reflected in Corporate and Other.
As noted below, GreyCastle Life Reinsurance (SAC) Ltd ("GCLR") reinsures the majority of our life reinsurance business via the GreyCastle Life Retro Arrangements. This transaction covered a substantial portion of our life reinsurance reserves.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenues and expenditures are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our property and casualty ("P&C") operations. Investment assets related to our Run-Off Life Operations, and certain structured products included in our Insurance and Reinsurance segments, are held in separately identified portfolios. As such, net investment income from these investment assets is included in the contribution from the applicable segment or, with respect to our Run-Off Life Operations, included in Corporate and Other. While retaining the ability to identify investment assets and their performance between P&C and Run-Off Life operations, the investment portfolio is managed on an aggregate basis. See "Business - Investments" section for further discussion of our portfolio management structure.

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2017, 2016 and 2015. Additional financial information about our segments, including financial information about geographic areas, is included in Item 8, Note 3, "Segment Information," to the Consolidated Financial Statements included herein.

(U.S. dollars in thousands)	Gross Premiums Written			Percentage Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Insurance	$10,070,463	$9,650,503	$8,395,846	4.4%	14.9%
Reinsurance	4,682,110	3,975,106	2,273,163	17.8%	74.9%
Corporate and Other	234,278	265,315	309,916	(11.7)%	(14.4)%
Total	$14,986,851	$13,890,924	$10,978,925	7.9%	26.5%
Insurance Segment
General
Our insurance operations are organized to pair our global industry and product expertise with a strong regional presence and local infrastructure that includes decision makers familiar with local needs and market dynamics. It includes three business groups: North America, International and Global Lines.
Our insurance operations provide customized insurance policies for complex corporate risks. We focus on lines of business that we believe will provide the best return on capital over time. While our insurance operations are known for insuring large complicated risks, certain of our products are targeted to small and midsize companies and organizations, such as our professional liability and program/facility businesses. The customized policies we provide may require large limits, use of a captive insurance company and the need for a global program with locally issued policies. These policies and programs are marketed and distributed through a wide variety of local, national and international producers. Large deductibles and self-insured retentions are incorporated into these policies to further manage risk along with strict underwriting guidelines.
The Insurance segment's most significant operating legal entities in 2017 based on revenues were as follows: Lloyd's Syndicate 2003, XL Insurance Company SE ("XLICSE"), XL Specialty Insurance Company, Indian Harbor Insurance Company, XL Insurance America, Inc., Catlin Insurance Company (U.K.) Ltd., Greenwich Insurance Company, and XL Bermuda Ltd ("XLB").
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
North America
North America provides primary and excess casualty, environmental liability, professional liability, property, excess and surplus lines, U.S. program/facilities and construction business.
The primary casualty programs and risk management accounts generally require customers to take large deductibles or self-insured retentions and include U.S. workers’ compensation and auto liability. For the excess business, our liability attaches after large deductibles, including self-insurance or insurance layers provided by other companies. Policies are written on an occurrence, claims-made and occurrence reported basis.
Environmental liability products include pollution and remediation legal liability, general and project-specific pollution and professional liability, and commercial general property redevelopment and contractor’s pollution liability. Business is written for both single and multiple years on a primary or excess of loss, claims-made or, less frequently, occurrence basis. Targeted industries include environmental service firms, contractors, health care facilities, manufacturing facilities, real estate development, transportation and construction.
Professional liability products include a broad range of coverages to professional services firms and public and private companies. Products offered are directors’ and officers’ liability, errors and omissions liability, employment practices liability, and cyber liability and technology coverages. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability related to both public and private companies as well as financial institutions and are targeted at a variety of different sized companies in various industries. Employment practices liability is written primarily for very large corporations on an excess of loss basis and covers those firms for legal liability relating to the treatment of employees. Employment practices is written on a primary basis for small private companies on a package basis with other professional coverages. Errors and omissions coverage is written on a primary and excess basis for professional services firms. Errors and omissions insurance is targeted to small-sized firms and can be written on a primary basis through third parties. Cyber and technology offers coverage for data protection risks, both for third-party claims and first-party mitigation costs following a technology or cyber event on a primary or excess basis. Cyber and technology products include technology services liability, technology product liability, digital publication liability, data breach security liability, data privacy liability, business interruption/loss of data and extortion demand.
Property and casualty products generally provide large capacity on a primary or excess of loss basis. Policies are written on an occurrence, occurrence reported, and claims-made basis.
Excess and surplus lines products include general liability property, excess auto and excess liability coverages where most Insurance Services Office, Inc. ("ISO") products are written. Targets include a variety of classes, with a focus on "one-off" risks generated by contracted wholesale brokers.
Our property business is short-tail by nature and written on both a primary and excess of loss basis. Property business includes exposures to man-made and natural disasters. Our appetite is for both retail and wholesale business, which can be underwritten through a variety of platforms. Products and services include: commercial combined packages, general property, business interruption and boiler and machinery. The property team relies on technical underwriting, combined with wordings and claims expertise to offer customized cover to suit client needs. Through the stand alone Property Risk Engineering/Global Asset Protection Services ("GAPS") unit described further below in "Risk Engineering", our property team offers risk assessment and consultancy services to help build a holistic risk management strategy for our clients.
Our program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass mostly P&C coverages.
Construction products include property coverages (builders risk, contractors equipment, property and inland marine), general liability, U.S. workers' compensation and commercial auto, as well as professional liability for contractors and owners, excess umbrella, subcontractor default insurance, and primary casualty wrap ups.
International
International provides property, primary and excess casualty, environmental liability, professional liability, construction, mergers & acquisitions and structured risk solutions. Property and casualty products are typically written as global insurance programs for large and medium sized multinational companies and institutions and include property and liability coverages. The business groups write business on a retail basis via our global retail network.
With underwriters in the Americas, EMEA, U.K., Ireland and Asia Pacific, International can provide tailored local solutions supported by global expertise and infrastructure.
Our International client focus ranges from small businesses operating in a single location, to the world's largest global corporations with multi-billion dollar businesses. Global insurance programs are targeted to large multinational companies in major industry groups including automotive, consumer products, pharmaceutical, pulp and paper, technology, telecommunications, transportation and basic metals.
In addition to the property, casualty, professional liability and environmental products as described under North America, our international construction team has underwriters in 12 cities across Europe, the Americas and Asia Pacific. The team offers a diverse range of construction-related products as well as risk engineering services. Local underwriters and engineers can tailor construction insurance programs to meet client specific project requirements. Products and services include: advanced loss of profits/delay in start-up; annual facilities for employers and contractors; commercial project builders insurance; construction/contractors all risks; engineering/erection all risks and machinery breakdown, among others.
Global Lines
Global Lines includes the following lines of business: aviation & satellite, marine (including North America inland marine), fine art & specie, private clients, equine, livestock & aquaculture, energy, crisis management, political risk, credit & bond, London wholesale property & casualty and life, accident & health. The London wholesale market makes up a significant portion of the Global Lines premium income, and we take full advantage of the Lloyd's trading market for subscription business.
Aviation and satellite products include comprehensive airline hull and liability, airport liability, aviation manufacturers' product liability, aviation ground handler liability, large aircraft hull and liability, corporate non-owned aircraft liability, space third party liability and satellite risk including damage or malfunction during ascent to orbit and continual operation, and aviation war. Aviation liability and physical damage coverage is offered for large aviation risks on a proportional basis, while smaller general aviation risks are offered on a primary basis. Satellite risks are generally written on a proportional basis. The target markets for aviation and satellite products include airlines, aviation product manufacturers, aircraft service firms, general aviation operators and telecommunications firms.
Marine coverage includes marine hull and machinery, marine war, marine primary/excess liability, U.S. inland marine and cargo insurance.
Fine art and specie coverages include fine art and other collections, jewelers' block, cash in transit and related coverages for financial institutions.
Our private clients business provides home, valuables, motor and other associated coverages for high net worth individuals.
Equine, livestock & aquaculture products specialize in providing bloodstock, livestock and aquaculture insurance.
Our energy team has a strong presence in wholesale markets such as London and Singapore, in addition to dedicated and experienced teams in retail focused markets in Europe, Asia Pacific, Middle East and North America. We underwrite all aspects of the energy cycle, from exploration and production phases to midstream and downstream phases. Our appetite ranges from single location risks to multinational companies with global risks, and cover is available as primary, excess or full value. Products and services include: control of well; drilling contractors; energy casualty; offshore construction projects; and offshore and onshore energy property/business interruption, among others.
Our crisis management team writes a broad suite of products, many of which are backed by service provisions from third party crisis response consultants. Product recall coverages written include product contamination for the food and beverage sector and end-product consumer goods and product guarantees aimed at component part manufacturers. The team also provides insurance to protect assets that are exposed to war, terrorism and political violence attacks, as well as kidnap, ransom and extortion protection. The contingency team is primarily focused on event cancellation business for trade shows, sports and entertainment events. The sport and leisure insurance team provides coverage to the sports and leisure industries, offering property, liability and personal accident coverage.
Political risk and credit & bond coverages include contract frustration, foreign direct investment, trade credit and trade receivable insurance for clients involved in domestic and international business. The commercial bond products we offer include supply, customs, license and permit, lost instrument, court bonds (appeal, admiralty, bankruptcy trustee), depository, performance and payment for service providers, subdivision, reclamation, closure/post closure, workers compensation, and utility.
The London Wholesale business provides P&C coverages for business originating around the world that is placed in the London wholesale market. The majority of business is written on the Lloyd’s platform on both an open market and delegated authority basis.
Finally, our life, accident & health business provides specialized life and accident & health coverages.
Client & Country Management
Across our business groups, we serve clients (including members of the Fortune 500, FTSE 100, Germany's DAX and France's CAC 40) in more than 200 countries worldwide across four major regions, through our global network of locally licensed and Lloyd's operations, and network partners managed from our three network partner management hubs in Austria, Hong Kong and Mexico.
In the Americas region we serve clients from more than 30 office locations across Bermuda, Canada, Latin America and the United States.
In the U.K. & Ireland we operate out of six locations: Birmingham, Chelmsford, Dublin, Guernsey, London and Manchester. Our London office is the largest in our global network, reflecting the London market position as the leading international insurance hub. Smaller offices across the U.K. focus on regional U.K. business.
In EMEA we serve clients and brokers from more than 20 offices across Europe, the Middle East and Africa.
In the Asia Pacific region we operate with a mix of locally licensed and Lloyd's operations, including a representative office in Japan. We have underwriting operations in Hong Kong, India, Malaysia, China, and Singapore, as well as three offices in Australia.
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
Our underwriters, supported by dedicated teams of claims and pricing actuaries, generally evaluate each industry category and subgroups within each category. Premiums are set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the perceived risk of the insured relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured's risk relative to the group. Our rating methodology for individual insureds seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured's operations, exposures to loss, including natural hazard exposures, risk management quality and other specific risk factors relevant in the judgment of our underwriters to the type of business being written.
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
Risk Engineering
Included within Insurance is the GAPS unit, which provides loss prevention and risk engineering consulting services internally to North America and International as well as to third party clients, and earns fees for these services. This includes conducting on-site inspections and consulting services related to loss prevention, reviews of building plans for fire protection design, computer assisted drawings (diagrams) of facilities, recommendations on how to improve site protection, reviews of existing loss prevention reports/information for underwriters, training for clients' internal teams on risk prevention and business continuity, and providing underwriters an opinion on the risk to assist with risk selection, pricing and other underwriting decisions. The GAPS unit consists of staff located in over 20 countries. Services are offered on a bundled (tied to an insurance contract) as well as unbundled basis.
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

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment by business group for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017			2016			2015
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Global Lines	$3,774,437	$2,749,700	$2,656,176	$3,772,222	$2,776,464	$2,680,691	$2,553,391	$1,922,342	$1,846,712
International	2,305,909	1,541,620	1,472,767	2,027,255	1,375,385	1,353,528	1,957,409	1,333,167	1,287,543
North America	3,990,117	2,413,228	2,592,869	3,851,026	2,564,120	2,617,276	3,885,046	2,604,425	2,514,227
Total	$10,070,463	$6,704,548	$6,721,812	$9,650,503	$6,715,969	$6,651,495	$8,395,846	$5,859,934	$5,648,482
Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 3, "Segment Information," to the Consolidated Financial Statements included herein.
Competition
We compete globally in the P&C insurance markets. The major geographical markets for our P&C insurance operations are North America, Europe and Bermuda. Our main competitors in each of these markets include the following:
North America – American International Group, Inc. ("AIG"), Chubb Limited ("Chubb"), Factory Mutual Global ("FMG"), Zurich Insurance Group Ltd ("Zurich"), The Travelers Companies ("Travelers"), CNA Financial Corporation, The Hartford Financial Services Group, Inc. ("Hartford"), Liberty Mutual Group, Arch Capital Group Ltd ("Arch"), W.R. Berkley Corporation, Markel Corporation ("Markel") and Lloyd's of London Syndicates ("Lloyd's") (including MS Amlin, Beazley, Hiscox, Kiln and QBE).
Europe – Allianz SE ("Allianz"), AIG, FMG, Zurich, AXA Insurance Ltd ("AXA"), Chubb, Lloyd's, Assicurazioni Generali, HDI-Gerling Industrie Versicherung AG and MAPFRE S.A ("Mapfre").
Bermuda – Allied World Assurance Company, AXIS Capital Holdings Ltd ("AXIS"), Chubb, Markel, Endurance Specialty Insurance Ltd ("Endurance") and Arch.
Marketing and Distribution
The majority of business in our Insurance segment originates via a large number of international, national and regional producers, acting as the brokers and representatives of current and prospective policyholders. This channel is supported by our client and country management teams, which include sales and distribution representatives in key markets throughout the world, representing all of our products in collaboration with the three business groups. Typically, all such producers receive commission payments for their services, which are calculated as a percentage of the gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client.
We consider requests for contingent/additional commission arrangements where such contingent/additional commissions are based upon the volume of bound business originated from a specific producer during a calendar year, or based upon growth of a particular segment of business, where permitted by applicable law and regulation and where appropriate. Such arrangements are distinct from program business where additional commissions are generally based on profitability of business submitted to and bound by us.
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
Claims in respect of business written by our Lloyd's syndicates are handled by the "lead" syndicate. Occasionally, on large or complex claims, other syndicates participating in the risk ("following") will participate in the claims handling process. The claims are processed by XChanging, the central market bureau. Where a syndicate is a "lead" syndicate on a Lloyd's policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the other participating or "following" underwriters for any particular claim. This may involve appointing attorneys or loss adjusters. The lead syndicate advises movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the lead syndicate as deemed necessary.
Certain of our product lines have arrangements with third parties to provide claims handling services to us in respect of such product lines. These agreements set forth the duties of the third parties, limits of authority, protective indemnification language and various procedures that are required to meet statutory compliance.
Reinsurance Segment
General
Our reinsurance operations are structured into five business groups mainly based on region: Bermuda; North America; London; EMEA; and Latin America, Asia Pacific & Credit ("LAC").
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
Business written on a non-proportional basis generally provides for an indemnification by us to the ceding company for a portion of losses, both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, including on a quota share or surplus basis, we receive an agreed percentage of the premiums and are liable for the same percentage of each and all incurred losses. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission based on performance of the contract. Occasionally this commission could be on a sliding scale depending on the loss ratio performance of the contract.
Our casualty reinsurance includes general liability, professional liability, automobile liability and workers' compensation. Professional liability includes directors' and officers', errors and omissions, employment practices, medical malpractice and environmental liability. Casualty lines are written as treaties or programs, and on both a proportional and a non-proportional basis. The treaty business includes clash programs, which cover losses under a number of underlying policies involved in one occurrence or a judgment above an underlying policy's limit.
Our property business, primarily short-tail in nature, is written on both a portfolio/treaty and individual/facultative basis, and includes property catastrophe, property risk excess of loss and property proportional. A significant portion of the underwritten property business consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations." Our crop business, some of which is written on a primary basis, is also reported within the property line of business.
Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event, or multiple occurrences in the case of aggregate covers, exceed the attachment point specified in the policy. Some of our property catastrophe contracts limit coverage to one occurrence in any single policy year, but most contracts generally include at least one reinstatement to be purchased by the reinsured. We also write property risk excess of loss reinsurance. Property risk excess of loss reinsurance covers a loss to the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific event, as is the case with catastrophe reinsurance. Our property proportional account business includes reinsurance of direct property insurance. We seek to limit the catastrophe exposure from our proportional and per risk excess business through extensive use of occurrence and cession limits.
We seek to manage our reinsurance exposures to catastrophic events by limiting the amount of exposure written in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and typically ensuring that contracts exposed to catastrophe loss include aggregate limits. We also seek to protect our total aggregate exposures by peril and zone through the purchase of retrocessional reinsurance. Our property catastrophe reinsurance account is generally "all risk" in nature. As a result, we are exposed to losses of retrocessional reinsurance sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires and many other potential natural or man-made disasters. In accordance with market practice, our policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, Washington, D.C. and Pennsylvania on September 11, 2001, terrorism coverage, including nuclear, biological, radiological and chemical, has been restricted or excluded in many territories and classes. Some U.S. states require some coverage for "Fire Following" terrorism and some countries make terrorism coverage mandatory. Our predominant exposure under such coverage is to property damage.
Specialty reinsurance products include energy, marine, aviation and space. Other reinsurance products include fidelity, surety, trade credit, accident and health, mortgage and political risk. In addition, we write several whole account capital gearing quota share contracts on select syndicates at Lloyd's.
The segment's most significant operating legal entities in 2017 based on revenues were as follows: XLB, Catlin Re Switzerland Ltd, XL Reinsurance America Inc., XL Re Europe SE as well as our Lloyd's syndicates.
Underwriting
Underwriting risks for the reinsurance P&C business are evaluated using a number of factors including, but not limited to, the type and layer of risk to be assumed, the actuarial evaluation of premium adequacy, the cedant's underwriting and claims experience, the cedant's financial condition and claims paying rating, the exposure and/or experience with the cedant, and the line of business to be reinsured.
Other factors we assess include the reputation of the proposed cedant, the geographic area in which the cedant does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedant, where available, and for the industry as a whole in the relevant regions in order to compare the cedant's historical loss experience to industry averages. On-site underwriting and claim reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedant's underwriting operations, with particular emphasis on casualty proportional and working excess of loss placements.
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
Reinsurance Retroceded
The purchase of retrocessional reinsurance protection is centralized to cover both the Insurance and Reinsurance Segments. See "Global Reinsurance Ceded," below, and Item 8, Note 12, "Reinsurance" to the Consolidated Financial Statements included herein for further information.
We continue to buy additional protection for our property facultative, crop, accident and health, marine and aviation portfolios to manage our net exposures in these classes.

Premiums
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the indicated years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017			2016			2015
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty - professional lines	$292,128	$276,669	$257,309	$138,830	$137,287	$163,157	$148,964	$147,103	$168,367
Casualty - other lines	623,935	580,974	576,822	718,080	678,133	657,590	385,779	361,435	468,286
Property catastrophe	1,031,740	608,262	733,143	989,083	756,837	792,445	623,291	538,803	663,958
Other property	1,304,341	1,166,405	1,121,276	1,132,779	995,090	1,021,626	777,181	695,421	869,286
Specialty	207,002	180,422	176,315	210,531	188,350	174,477	106,629	93,176	127,797
Other (1)	1,222,964	1,151,144	737,601	785,803	758,970	305,097	231,319	192,952	218,008
Total	$4,682,110	$3,963,876	$3,602,466	$3,975,106	$3,514,667	$3,114,392	$2,273,163	$2,028,890	$2,515,702

____________

(1)	Other includes whole account contracts, credit and surety, accident and health and other lines.
Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 3, "Segment Information," to the Consolidated Financial Statements included herein.
Competition
We compete globally in the P&C reinsurance markets. These markets historically have been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity have permitted favorable premium levels.
As noted above, our reinsurance operations are structured into five business groups: Bermuda, North America, London, EMEA and LAC. The main competitors in each of these markets include the following:
Bermuda – Chubb, AXIS, Arch, Endurance, PartnerRe Ltd ("Partner"), RenaissanceRe Holdings Ltd ("Ren Re"), Validus Holdings Ltd ("Validus") and alternative asset managers, such as Nephila Capital Limited.
North America – Alleghany Corporation ("Alleghany"), Arch, Berkshire Hathaway Inc. ("Berkshire"), Everest Re Group Ltd ("Everest"), Hannover Re SE ("Hannover Re"), Munich Re AG ("Munich Re"), Partner, and Swiss Re AG ("Swiss Re").
London - Alleghany, Arch, AXIS, Berkshire, Everest, Hannover Re, Lloyd's (including MS Amlin, Beazley, Hiscox, Kiln and QBE), Munich Re, Partner, SCOR SE ("SCOR"), Swiss Re, and Validus.
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
Corporate and Other (Including Run-Off Life Operations)
Our general investment, financing and administrative operations are reflected in Corporate and Other. In addition, results of our Run-Off Life Operations are reported within Corporate and Other. We ceased writing new life reinsurance contracts in

2009 and since that time have been managing the run-off of our life reinsurance operations ("Run-Off Life Operations"). On May 30, 2014, we completed a transaction with GreyCastle Holdings Ltd ("GreyCastle") that resulted in the sale of our wholly-owned subsidiary, XL Life Reinsurance (SAC) Ltd ("XLLR"), to GreyCastle (subsequent to the transaction, XLLR changed its name to GCLR) and the retrocession of the majority of our life reinsurance business to GCLR through a 100% quota share reinsurance arrangement (the "GreyCastle Life Retro Arrangements"). This transaction covered a substantial portion of our life reinsurance reserves. The designated investments are held by the Company and managed pursuant to agreed upon investment guidelines and are used to support the GreyCastle Life Retro Arrangements on a funds withheld basis ("Life Funds Withheld Assets"). All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR.
During 2015, we entered into another reinsurance agreement (the "U.S. Term Life Retro Arrangements") ceding the vast majority of the remaining life reinsurance business. At December 31, 2017, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $3.6 billion, of which we retained approximately $168.3 million ("Run-Off Life Operations - not subject to Life Retro Arrangements") after consideration of the GreyCastle Life Retro Arrangements, U.S. Term Life Retro Arrangements, and all other future policy benefit recoverables, as discussed in Item 8, Note 11, "Future Policy Benefit Reserves," to the Consolidated Financial Statements included herein.
The Run-Off Life Operations provided life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks. The products offered included a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities, disability income, and short-term life, accident and health business. The Run-Off Life Operations covered a range of geographic markets, with an emphasis on the U.K., the U.S., Ireland and Continental Europe.
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
Unpaid Losses and Loss Expenses
Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, we estimate future amounts needed to pay claims and related expenses with respect to insured events. Our reserving practices and the establishment of any particular reserve reflect our judgment concerning sound financial practice and do not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims ("case reserves") and incurred but not reported ("IBNR") claims. The nature of our high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for us. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity. An analysis of our P&C operations paid, unpaid and incurred losses and loss expenses, including a reconciliation of beginning and ending unpaid losses and loss expenses for the years ended December 31, 2017, 2016 and 2015 is included in Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
Our unpaid losses and loss expenses, net of amounts recoverable from reinsurers, relating to our operating segments at December 31, 2017 and 2016 were as follows:

(U.S. dollars in thousands)	2017	2016
Insurance	$14,585,554	$13,743,090
Reinsurance	7,871,779	6,716,181
Net unpaid losses and loss expenses	$22,457,333	$20,459,271
Investments
Investment structure and strategy
Our investment strategy is based on a Strategic Asset Allocation ("SAA") process that establishes a benchmark ("SAA Benchmark"), which represents a portfolio asset allocation target that is constructed to maximize enterprise value subject to various considerations and constraints, including the liability profile, business needs, collateral management, as well as liquidity and regulatory requirements. The SAA Benchmark is subject to the risk tolerance of management and approved by the Risk and Finance Committee (the "RFC") of the XL Group Board of Directors (the "Board) at least annually.
The SAA process involves an integrated, stochastic model that includes our financial condition, reserve volatility and loss payout patterns, premium expense and loss ratio projections and correlations among assets, liabilities and economic variables such as inflation.
The primary objective of our investment strategy is to maximize the risk adjusted return on economic capital employed subject to a variety of constraints including: maintaining adequate regulatory and rating agency capitalization; maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios; and generating stable net investment income.
The investment portfolio is managed by the team of investment professionals led by our Chief Investment Officer (the "Investment Group") with operations in Bermuda, India, and the U.S. The Investment Group is responsible for the entire value chain of the investment process, including: formulating and implementing SAA via portfolio allocations, setting portfolio guidelines and authorities and monitoring compliance therewith, in-house management of certain asset classes, and selection and oversight of external asset managers.
The RFC is appointed by the Board to assist in fulfilling the Board's oversight responsibilities relating to the financial affairs of the Company, as well as the Company's management of enterprise-wide key risks. Among its responsibilities in relation to investments, the RFC:

•
reviews and approves the Statement of Investment Policy and related policies for the management of the Company's overall investment portfolio, investment portfolio authorities, the SAA framework, including setting appropriate risk tolerance levels and tactical allocation parameters, and overall investment benchmarks;

•	oversees compliance with the above investment portfolio policies and approves exceptions to such policies from time to time; and

•	reviews the Company's investment performance against the approved benchmarks as well as other key investment performance metrics.
Our investment portfolio consists of fixed income securities, public equities, hedge funds, private equity and private credit investments (including funds), derivatives, other investments and cash and cash equivalents. These securities and investments are denominated in U.S. dollars, British pounds, Euros, Swiss francs, Canadian dollars and other foreign currencies.
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
We have been an active investor in alternative asset classes for many years - principally hedge fund strategies, and to an increasing extent, private equity and private credit investments (including funds). We believe alternative strategies have an important role to play in both our SAA as well as in active or tactical deployments when compelling market opportunities arise. We will pursue these opportunities, as they arise, to take advantage of our balance sheet capacity to invest with a longer-term horizon to diversify return generation from non-traditional asset classes, capture illiquidity premium or benefit from market dislocations.
Most of our investments in alternative asset classes are sourced directly by teams within the Investment Group, who perform the initial screening and due diligence as well as the ongoing monitoring of such investments. We have dedicated teams focused on hedge funds, private equity investment, private credit investment and value investing. The value investing team pursues a concentrated portfolio of primarily corporate investments across the capital structure. Additionally, we work with third-party allocators who have particular expertise in a sub-sector of alternative strategies to gain exposure to that subsector.
Investment Authority Framework and risk management
As part of the implementation of our SAA Benchmark, we employ a comprehensive framework of investment decision authorities ("Authorities Framework"). The objective of the Authorities Framework is to ensure that the risk profile of our investment portfolio is consistent with our risk tolerance as reflected in the SAA Benchmark. The Authorities Framework controls active or tactical deviations from the SAA Benchmark. As the magnitude of these deviations increases or the resulting impact on the risk profile of the investment portfolio reaches certain predetermined thresholds, additional levels of authority and approval are required, up to and including the RFC.
The Investment Group employs what we believe is a prudent and risk-conscious investment approach and operates within the Authorities Framework that defines limits within which the underlying investment portfolios must be managed. This is supplemented by robust compliance monitoring with defined escalation and notification procedures. This framework is designed to identify investment risks in absolute and relative terms, and to consistently and objectively measure, assess, manage and report such risks on an ongoing basis.
Investment risk management is achieved through the regular review of market and credit risk analytics that incorporate distribution-based risk measures such as value-at-risk, scenario and stress testing and portfolio sensitivities to a broad range of risk factors such as interest rates, credit spreads, equities, foreign exchange risk, and hedge funds. The investment risk management process forms an integral part of the group's enterprise risk management ("ERM") framework to ensure a fully integrated view of market, credit, liquidity and concentration risks.
The Company's policy is to operate the fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch") is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was AA as of December 31, 2017 and December 31, 2016. U.S. agencies paper and Agency Residential Mortgage Backed Securities ("RMBS"), whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of risk management activities as they relate to the investment portfolio.
Investment performance
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Investment Performance," for a discussion of our investment performance.
Enterprise Risk Management
Risk Management Framework
We face strategic and operational risks related to, among other matters: underwriting activities; financial reporting; changing macroeconomic conditions; investment decisions; reserving estimates; changes in laws or regulations; information systems; business interruption and fraud. Our global P&C business and investment portfolios have their own risks (see Item 1A, "Risk Factors," for a discussion of such risks). At times these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common internal or external risk drivers embedded in our businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on our profitability, capital strength and liquidity.
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
Our ERM framework is designed to allow us to identify and understand material risks and risk concentrations, including concentrations that have unattractive risk/reward dynamics so that prompt, appropriate, corrective or mitigating actions can be taken. To do this, we have established risk management committees and processes to serve as points of managerial dialogue and convergence across our businesses and functional areas, to create risk aggregation methodologies, to develop specific risk appetites and to coordinate the identification, vetting and discussion of risk topics and metrics. As part of our ERM activities, we apply a suite of stress tests, tools, risk indicators, metrics and reporting processes that examine the consequences of high severity events (including those related to emerging risks) in order to take mitigating actions where required.
Risk Governance
Risk governance relates to the processes by which oversight and decision-making authorities with respect to risks are granted to individuals within the Company. Our governance framework establishes accountabilities for tasks and outcomes as well as escalation criteria. Our governance processes are designed to ensure that transactions and activities, individually and in the aggregate, are carried out in accordance with our risk policies, philosophies, appetites, limits and our appetite for risk concentrations, and in a manner consistent with expectations of excellence, integrity, accountability and client service.
With respect to the responsibilities relating to ERM, the RFC:

•
Oversees ERM activities, including the risk management framework and risk limits employed by management. In light of the overall risk management framework, RFC (i) reviews and approves the methodology for establishing our overall risk capacity and limits; (ii) reviews and approves the policies for the establishment of risk limit frameworks, and (iii) reviews adherence to such limits thereto from time to time as necessary.

•	Reviews our overall risk profile and monitors key risks across our organization as a whole, which may involve coordination with other committees of the Board from time to time as appropriate.

•	Reviews our process controls over model use and development with respect to model effectiveness, accuracy, and propriety and model risk.

•	Monitors our risk management performance and obtains reasonable assurance from management that our risk management policies are effective and are being adhered to.
The review of our overall risk appetites and the evaluation of the risk impact of any material strategic decision being contemplated, including consideration of whether such strategic decision is within the risk profile established by the Company, is conducted by the full Board. "Risk appetites," as referred to above, are broad statements used to guide our risk and reward preferences over time, all consistent with, among other factors, business prudence, market opportunities, the underwriting pricing cycle and investment climate and reflect the Company's risk tolerance. Risk appetites are regularly monitored and could change over time in light of the above. See "Risk Appetite Management" below.
Management oversight of ERM is performed, in part, via the ERC, which is chaired by the CERO and is comprised of senior management from our businesses and functions, including the risk management function. The ERC is charged with developing and monitoring enterprise risk policies, risk appetites, risk limits (and compliance with such limits) and risk aggregations, and identifying key emerging risks and ways to mitigate such risks.
We have also established management subcommittees of the ERC, each focusing on particular aspects of ERM. These subcommittees are:

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

•
Country Risk Subcommittee: This subcommittee supports and assists the ERC's identification, measurement, management, monitoring and reporting of country risk associated with our underwriting activities and functional areas.

•
Credit Risk Subcommittee: This subcommittee develops and implements the metrics and supporting framework for managing our credit risk, including the allocation of credit risk capacity across major business units and functions.

•
Internal Model Oversight Subcommittee: This subcommittee oversees the development of economic capital models that support ERM activities, and helps set priorities and manage resources related to such models. It reviews assumptions and related methodologies used within our Internal Capital Model ("ICM").

•	Liability Risk Subcommittee: This subcommittee supports and assists the ERC's identification, measurement, management, monitoring and reporting of key underwriting liability and emerging risks.

•
Model Validation Subcommittee: This subcommittee supports ERC's independent validation of the ICM, and ensures that it is fit for purpose, by providing oversight over the independent validation of the ICM.

•
Operational Risk Subcommittee: This subcommittee supports the ERC's identification, measurement, management and oversight of key operational risks through its oversight of operational risk management processes and through its review of related operational risk indicators, trends and metrics.

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
In relation to event risk management, we establish net underwriting limits for individual large events as follows:

1.
We impose limits for each natural catastrophe peril region at a 1% tail value at risk ("TVaR") probability. This statistic indicates the average amount of net loss estimated to be incurred if a loss above the 1% exceedance probability level has occurred.

2.
For each event type other than natural catastrophes, we impose limits at a 1% exceedance probability. If we were to deploy the full limit, for any given event type, there would be approximately a 1% probability that an event would occur during the next year that would result in a net underwriting loss in excess of the limit.

3.
We also impose limits for certain other event types at a 0.4% exceedance probability as described in further detail below. If we were to deploy the full limit, for any such given event type, there would be approximately a 0.4% probability that an event would occur during the next year that would result in a net underwriting loss in excess of the limit.

For planning purposes and to calibrate 2018 risk tolerances, we set our underwriting limits as a percentage of September 30, 2017 Adjusted Tangible Capital ("ATC"). ATC is defined as Total Shareholders' Equity plus (i) outstanding subordinated notes due 2025, 2045 and 2047, less (ii) Goodwill and Other Intangible Assets, less (iii) Accumulated Other Comprehensive Income ("AOCI") (excluding certain net balances associated with Life Funds Withheld Assets), plus (iv) an adjustment for a portion of the following year's expected earnings net of expected annual dividends and expected buybacks of our Common Shares. These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders' Equity that may occur, at the discretion of management and as overseen by the Board.
Tiered risk tolerances are set for natural catastrophes, terrorism, other realistic disaster scenarios, credit risk, country risk, longevity risk and mortality risk. In setting our risk tolerances, we consider such factors as:

•	Anticipated risk adjusted returns;

•	Strategic risk preferences;

•	Relativity to peers;

•	Shareholder expectations;

•	Robustness of exposure assessment methodology; and

•	Projected enterprise loss potential.
Per event 1% TVaR underwriting limits for North Atlantic Windstorm are set at a level not to exceed approximately 25% of ATC. Per event 1% TVaR underwriting limits for North American Earthquake are set at a level not to exceed approximately 20% of ATC. Per event 1% TVaR underwriting limits for all other natural catastrophe peril regions are set below the per event 1% TVaR limits described above.
The largest per event 1% exceedance probability underwriting limit for terrorism and other realistic disaster scenarios is set at a level not to exceed approximately 13.5% of ATC; limits at the per event 1% exceedance probability for the remaining terrorism and realistic disaster scenarios are set below this level.
The largest per event 1% exceedance probability underwriting limit for country risk is set at a level not to exceed approximately 9.5% of ATC.
The largest per event 1% exceedance probability underwriting limit for mortality risk is set at a level not to exceed approximately 6.1% of ATC.
The largest per event 1% exceedance probability underwriting limit for longevity risk is set at a level not to exceed approximately 1.5% of ATC.
The largest per event 0.4% exceedance probability underwriting limit for certain terrorism events is set at a level not to exceed approximately 18% of ATC; limits at the per event 0.4% exceedance probability for the remaining terrorism event scenarios are set below this level.
The largest per event 0.4% exceedance probability underwriting limit for mortality risk is set at a level not to exceed approximately 8.1% of ATC.
The largest per event 0.4% exceedance probability underwriting limit for longevity risk is set at a level not to exceed approximately 2.0% of ATC.
In all instances, the above referenced underwriting limits reflect pre-tax losses net of reinsurance and include inwards and outwards reinstatement premiums related to the specific events being measured. The limits do not contemplate underwriting profits expected to be generated in the absence of catastrophic loss activity.
In setting underwriting limits, we also consider such factors as:

•	Correlation of underwriting risk with other risks (e.g., asset/investment risk, operational risk, etc.);

•	Model risk and robustness of data;

•	Geographical concentrations;

•	Exposures at lower return periods;

•	Projected share of industry loss; and

•	Annual aggregate probable losses for natural catastrophes at various return periods, including a 1% exceedance probability and a 1% TVaR level on both a peril region basis and a portfolio basis.
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

•
Natural catastrophe models that incorporate and are critically dependent on meteorological, seismological and other earth science assumptions and related statistical relationships that may not be representative of prevailing conditions and risks, and may therefore misstate how particular events as well as combinations of events across different periods of time actually materialize, causing a material deviation between forecasted and actual damages associated with such events;

•	Basis risk resulting from the inherent differences between reinsurance program design and characteristics of actual events; and

•	A change in the legislative, regulatory, geopolitical and judicial climates.
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
For a further discussion on risk appetite management see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Key Focuses of Management."
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
Regulation
Our (re)insurance subsidiaries are subject to regulation and supervision in each of the jurisdictions in which they are domiciled, licensed, authorized or accredited to conduct business. The degree and type of regulation to which we are subject may vary substantially from jurisdiction to jurisdiction. Generally, regulatory authorities have broad supervisory and administrative powers within their jurisdiction over matters such as licenses, approval of directors or management, standards of solvency, governance, risk management, local intermediary requirements, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, consumer protections, market conduct, claims handling, reinsurance, minimum capital and surplus requirements and/or risk based capital standards, dividends and other distributions to shareholders, periodic examinations and annual and other report filings or notifications. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein.
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
A summary of certain key regulatory considerations applicable to XL Group and its material (re)insurance subsidiaries follows.
Group Supervision
The Bermuda Monetary Authority ("BMA") is our group supervisor. The BMA has designated our BMA-regulated (re)insurance subsidiary XLB as the Company's "designated insurer." Under the group supervision regime, both XL Group, as the holding company, and XLB, as the designated insurer, are subject to obligations and requirements, including the Insurance (Group Supervision) Rules and the Insurance (Prudential Standards) (Insurance Groups Solvency Requirement) Rules. As the designated insurer, XLB's role is to facilitate and maintain the Company's compliance with group supervision rules. The specific duties of the designated insurer include reporting obligations, the establishment of key group functions, and notification to the BMA of material changes, certain specified events generally related to impairment to the Company's financial condition, or compliance breaches, the appointment of auditors and actuaries and matters related to the Company's financial condition.
The BMA's group supervision rules cover matters such as an assessment of a group's financial condition and solvency, its system of governance and risk management, supervisory reporting and disclosures, capital and solvency reporting requirements and capital requirements.
The BMA requires the Company to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement ("ECR"). The applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR"), which employs an economic balance sheet model, or a BMA-approved ICM. The BMA has also established a target capital level ("TCL") applicable to Bermuda insurance groups equal to 120% of ECR. We are required to prepare and submit annual filings to the BMA regarding our financial position, including an annual group statutory financial return and a group capital and solvency return. We are also required to file with the BMA annual audited consolidated financial statements, which we prepare in accordance with accounting policies generally accepted in the U.S ("U.S. GAAP"). The BMA's group rules also require the preparation of an annual Group Solvency Self-Assessment which, among other things, requires us to ensure capital is adequate to cover risks across the Company. We are also required to publish a Financial Condition Report for the Company which, amongst other things, provides details of the governance, solvency and financial performance of the Company. The Company must also file quarterly unaudited consolidated group financial statements and details of certain intra-group transactions and risk concentrations.
In 2017, the BMA granted approval for XL Group and XLB to use an ICM. XL Group's and XLB's ECR will be calculated using the ICM for the financial year ended December 31, 2017 and onwards.
The European Commission has determined that the BMA's group supervision rules to be fully equivalent to Solvency II, the E.U. directive that covers the capital adequacy and risk management of, and regulatory reporting for, European-based (re) insurers. The UK Prudential Regulation Authority (the "PRA") and the Central Bank of Ireland (the "CBI") rely on the group supervision exercised by the BMA. The BMA, as group supervisor, convenes a supervisory college made up of many of the regulators of the Company’s (re)insurance subsidiaries.
Bermuda
The Company's Bermuda (re)insurance subsidiaries are subject to regulation by the BMA. The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the "Bermuda Act"), regulate those subsidiaries, which are registered with the BMA and licensed as Class 4 (XLB), Class 3A (Catlin Insurance Company Ltd) Class D (XL Life Ltd) or Class E (XLB) (re)insurers, respectively. The Bermuda Act imposes solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of (re)insurance companies.

We have two companies in Bermuda, Vector Reinsurance Ltd. and Hubble Re Ltd., licensed as Special Purpose Insurers ("SPIs"). SPIs are licensed to write special purpose business, which is insurance business under which an insurer fully funds its liabilities to the persons insured. SPIs are required to file with the BMA annual statutory financial statements but are not required to file an annual loss reserve specialist opinion. The BMA has the discretion to modify such SPIs' accounting requirements under the Bermuda Act.
Solvency and Capital Requirements
Our Bermuda (re)insurance subsidiaries are required to maintain available statutory capital and surplus at a level equal to or in excess of their ECR. The applicable ECR is established by reference to either the BSCR or a BMA-approved ICM. XLB will calculate its ECR using a BMA-approved ICM and our other Bermuda (re)insurance subsidiaries currently use the BSCR model to calculate their solvency requirements.
As noted in "Group Supervision" above, the BMA has also established a TCL for each (re)insurer equal to 120% of its ECR.
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
Restrictions on Dividends, Distributions and Reduction of Capital
Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than its liabilities. Under the Bermuda Act, Class 4, Class 3A, Class D and Class E (re)insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus as shown on its previous financial year's statutory balance sheet unless it certifies to the BMA that it will continue to meet its minimum solvency margin and minimum liquidity ratio. In addition, neither Class 4 nor Class 3A (re)insurers nor certain long-term (re)insurers may reduce their total statutory capital as set out in their previous financial year's financial statements by 15% or more unless they have received the prior approval from the BMA. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein, for further information.
Reporting Requirements
Each Class 4, Class 3A, Class D and Class E (re)insurer is required to file with the BMA an annual statutory financial return which includes statutory financial statements (including a statutory economic balance sheet), an actuarial opinion and a statutory declaration of compliance), a capital and solvency return report and audited consolidated financial statements. Each must also file with the BMA annual audited consolidated financial statements which we prepare in accordance with U.S. GAAP. Class 3A (re)insurers are permitted to file condensed general purpose financial statements in accordance with the Bermuda Insurance Account Rules 2016, as amended, instead of U.S. GAAP financial statements. There is also a requirement for each (re)insurer to prepare an annual Commercial Insurer's Solvency Self Assessment which, among other things, assesses each (re)insurer's required capital resources to meet its business objectives and to file with the BMA and publish on its website a financial condition report.
Insurance Code of Conduct
Our Bermuda (re)insurance subsidiaries are required to comply with the BMA's Insurance Code of Conduct, which establishes duties, requirements and standards to ensure each (re)insurer implements sound corporate governance, risk management and internal controls. Non-compliance with the BMA's Insurance Code of Conduct could result in intervention by the BMA.
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
As members of an insurance holding company system, our U.S. (re)insurance subsidiaries are subject to the insurance holding company system laws and regulations. As such, notice to applicable domiciliary insurance departments is required prior to the consummation of transactions affecting the ownership or control of a (re)insurer and of certain material transactions between a (re)insurer and an entity in its holding company system, and certain transactions may not be consummated without the applicable insurance department's prior approval.
Risk-Based Capital
State insurance laws subject our U.S. (re)insurance subsidiaries to risk based capital requirements ("RBC") implemented by the National Association of Insurance Commissioners ("NAIC"), an organization of U.S. state insurance regulators. The NAIC uses a capital formula that is designed to measure the minimum amount of capital appropriate for a (re)insurer to support its business operations in consideration of its size and risk profile. These requirements provide a formula for (re)insurers to establish risk based capital across key areas of risk. The RBC system supplements the state statutory minimum capital and policyholder surplus requirements.
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
Reporting Requirements
Our U.S. (re)insurance subsidiaries currently are required to file detailed annual and, in most states, quarterly reports with insurance regulators in each of the states in which they are domiciled, licensed or accredited. In addition, these subsidiaries' operations and accounts are subject to financial condition and market conduct examinations at regular intervals along with periodic data calls by state insurance regulators.
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
Federal Regulation
Historically, the federal government's involvement in the insurance industry was limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism under the U.S. Terrorism Risk Insurance Act ("TRIA"). TRIA was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. and has been reauthorized three times since its enactment and is now in effect through December 31, 2020.
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
The European Union
Our (re)insurance subsidiaries located within the European Union, including XLICSE, XL Re Europe SE, Catlin Insurance Company (UK) Ltd ("CICL") and Catlin Underwriting Agency Ltd on behalf of various Lloyd's syndicates ("CUAL"), currently are required to comply with Solvency II requirements. The objective of Solvency II is to establish a solvency system that is matched to (re)insurers' risks to enable supervisors to protect policyholders' interests in accordance with common principles across the E.U.
Solvency II groups requirements according to three "pillars." Pillar 1 addresses financial and capital requirements; pillar 2 addresses governance and supervision and risk management requirements; and pillar 3 addresses reporting and disclosure requirements.
United Kingdom
Our U.K. (re)insurance subsidiaries XLICSE, CICL and CUAL are regulated by the PRA, which regulates (re)insurers' key aspects of (re)insurers' financial strength, and the Financial Conduct Authority ("FCA"), which regulates (re)insurers' conduct.
XLICSE, CICL and CUAL are able to operate throughout the E.U., which is commonly referred to as passporting. These subsidiaries have authorization to write insurance business either on a cross-border basis into other member states of the E.U. or through the establishment of a branch office within another E.U. member state (this may require compliance with certain additional local regulatory requirements in respect of the branch). XLICSE has E.U. branches in Germany, France, Spain, Italy, Ireland, Austria, the Netherlands and Sweden. It also has branches in Switzerland, India, Australia, Malaysia, Hong Kong and Singapore that are subject to local regulation. The future ability of XLICSE, CICL and CUAL to passport into the E.U. could be adversely affected by the U.K.'s impending exit from the E.U. and the future regulatory regime that may be applicable to these operations is uncertain. See Item 1A., "Risk Factors - The U.K.'s expected withdrawal from the E.U. ("Brexit"), effective March 2019, could adversely affect us".
The PRA and the FCA set a number of specific requirements for governance, risk management and accountability, including in respect of Senior Insurance Management Regime (SIMR) and systems and controls, which place a strong emphasis on effective governance and risk identification and mitigation.
Solvency & Capital Requirements
XLICSE's and CICL's minimum capital and solvency requirements are calculated using the Solvency II standard formula.
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
Lloyd's Operations
Our Lloyd's business is conducted through our managing agent - CUAL. CUAL is regulated by the Council of Lloyd's (in addition to the PRA and FCA) and manages a number of syndicates. A syndicate is comprised of one or more members that underwrite (re)insurance risks with each syndicate being managed by a managing agent. Managing agents write (re)insurance business on behalf of the member(s) of the syndicate, and the member(s) receive profits or bear losses in proportion to their share in the syndicate for each underwriting year of account.
The Council of Lloyd's (the "Council") has broad rule-making and enforcement powers to manage the Lloyd's market, this includes the ability to make bye-laws. The rules set by the Council, among other matters, prescribe membership subscription, the level of contribution to the Lloyd's New Central Fund and the assets that must be deposited with Lloyd's in support of underwriting, known as "funds at Lloyd's". The Lloyd's Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its insurance obligations, and Lloyd's requires every member of Lloyd's to contribute a prescribed amount to the Lloyd's Central Fund annually. Fund's at Lloyd's requirements are similar in effect to a required solvency margin. Lloyd's syndicates are required to use a Solvency II compliant internal model to calculate solvency capital requirements. CUAL is required to submit annually a business plan for each syndicate, which is subject to review and approval by Lloyd's. All managing agents are governed by Lloyd’s Minimum Standards. These standards cover all aspects of the running of a syndicate, including underwriting strategy, claims, reserving, governance, pricing and outwards reinsurance strategy. Adherence to these minimum standards is monitored through an annual attestation of compliance and regular, targeted, in depth reviews.
Ireland
XL Re Europe SE is a company incorporated in Ireland and regulated by the CBI as a reinsurer. The Insurance Supervision Directorate of the CBI is responsible for the prudential supervision of (re)insurance undertakings authorized in Ireland. It has powers to administer a broad range of sanctions in response to breaches of regulation or conditions of authorization including fines, cautions or reprimands, revocation or suspension of authorization and/or disqualification of senior managers.
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
Dividends and Distributions
XL Re Europe SE can only declare dividends out of "profits available for distribution," which are accumulated, realized profits, less accumulated, realized losses, as determined by reference to the last audited or interim accounts.
Branch Network
XL Re Europe SE has branches in the U.K., France, Switzerland and Dubai. The CBI's supervision of XL Re Europe SE extends to business pursued through its European/European Economic Area ("EEA") branches or via passporting in the E.U./EEA, subject to any requirements imposed by the regulator of the jurisdiction in which the branch is located. The CBI is responsible for notifying other E.U./EEA states of an Irish (re)insurer's intention to operate in their jurisdiction.
The Swiss branch of XL Re Europe SE is not subject to supervision by the Swiss Financial Market Supervisory Authority ("FINMA").
The Dubai branch is licensed to operate as an Authorized Firm for Non-Life insurance business and is regulated by the Dubai Financial Services Authority.
Switzerland
Our Swiss (re)insurance subsidiaries Catlin Re Switzerland Ltd and XL Insurance Switzerland Ltd (in run-off), as well as the Zurich branch of XL Insurance Company SE, London, are subject to regulation and supervision in Switzerland. Swiss insurance regulation is set forth in the Swiss Insurance Supervision Act of 2004 (ISA), as amended from time to time and the Swiss Insurance Supervision Ordinance of 2005, as amended from time to time.
Supervision of our Swiss (re)insurance subsidiaries is carried out by FINMA. FINMA's supervisory tasks encompass authorization, supervision and, where necessary, enforcement of supervisory law. FINMA may also regulate activities where it is authorized to do so.
Solvency & Capital Requirements
FINMA's supervisory regime is called the "Swiss Solvency Test," which imposes capital requirements on our Swiss (re)insurance subsidiaries, and also includes reporting requirements. In addition, our Swiss (re)insurance subsidiaries that write direct insurance have to comply with "tied assets" requirements. The Swiss supervisory regime has been assessed as Solvency II equivalent.
Dividends and Distributions
Our Swiss (re)insurance subsidiaries may only distribute dividends out of their retained earnings or distributable reserves, based on the entity's last audited annual accounts. In addition, FINMA must approve all such dividend distributions.
Reporting Requirements
In addition to the Swiss-Solvency Test-related reporting noted above, each of our Swiss (re)insurance subsidiaries is subject to annual reporting requirements. These requirements include the filing of an annual management report that includes the entity's annual accounts and consolidated accounts for the group and an annual supervisory report that includes details on solvency margins, technical provisions, lines of business, type of reinsurance treaties, geographical information, details on investments categories and other information. Our Swiss (re)insurance subsidiaries are also required to maintain business plans, any changes to which must be approved by FINMA.
Other International Operations
We have a number of (re)insurance subsidiaries that operate in jurisdiction other than those discussed above, including in the Asia Pacific and Latin American regions. We also (re)insure risks in many countries pursuant to regulatory permissions and exemptions available to non-admitted (re)insurers.
Asia Pacific
We do business across the Asia Pacific region, including in Singapore, Hong Kong, Australia, Labuan, India and China, through a combination of (re)insurance subsidiaries, branch offices and Lloyd's service companies in Singapore, Hong Kong, Australia and Labuan. Our Singapore service company and branches are regulated, respectively, by Lloyd's Asia and the Monetary Authority of Singapore. Our Australian service company holds an Australian Financial Services License and is regulated by the Australian Securities and Investment Commission. The Australia branch of XLICSE is regulated by the Australian Prudential Regulation Authority. As for Hong Kong, the service company underwriters must be registered with the Insurance Agents Registration Board, while the Hong Kong branch of XLICSE is directly regulated by the Insurance Authority. In Labuan we have a service company and branch of XLICSE, both of which are regulated by the Labuan Financial Services Authority. Finally, XLICSE has a reinsurance branch in India that is regulated by the Insurance Regulation and Development Authority of India.
Our Chinese regulated insurance subsidiary, XL Insurance Company China Limited, is regulated by the China Insurance Regulatory Commission (the "CIRC") under the People's Republic of China Insurance Law. To carry on (re)insurance business in a foreign currency, the company is also subject to licensing and foreign currency exchange control by the State Administration of Foreign Exchange. We also participate in the Chinese market as the XL Catlin Underwriting Division of Lloyd's Insurance Company (China) Limited, which is also regulated by the CIRC.
Latin America
We have both insurance and reinsurance operations in the Latin American region, with local companies writing business in Brazil and Mexico. Our Mexican and Brazilian (re)insurance subsidiaries are regulated by the National Commission of Insurance and Surety and the Superintendência de Seguros Privados, respectively. We also act as a foreign reinsurer in almost all Latin American countries. We are admitted reinsurers in different countries through different reinsurance companies across the region. While the extent and type of regulation to which we are subject varies from country to country in which we conduct business, each country typically has regulations relating to solvency, auditing, internal controls and financial reporting.
Other Regulatory Considerations
We continue to monitor and assess regulatory initiatives and legislation around the world that may impact us in the future. We are actively monitoring and engaging on the proposed regulatory framework being developed by the International Association of Insurance Supervisors ("IAIS") for internationally active insurance groups ("IAIGs"), including the design of a new risk-based global capital standard, and we are also monitoring the development of systemic risk regulation.
Executive Officers of the Registrant
The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 21, 2018:

Name	Age	Position
Michael S. McGavick	60	Chief Executive Officer and Director
Charles Cooper	46	Executive Vice President and Chief Executive, Reinsurance
Susan L. Cross	57	Executive Vice President and Global Chief Actuary
Kirstin Gould	51	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	52	Executive Vice President and President, P&C Operations
W. Myron Hendry	69	Executive Vice President and Chief Platform Officer
Paul Jardine	56	Executive Vice President and Chief Experience Officer
Andre Keller	47	Executive Vice President and Chief Investment Officer
Kelly Lyles	54	Executive Vice President and Chief Executive, Client and Country Management
Stephen Robb	47	Executive Vice President and Chief Financial Officer
Eileen Whelley	63	Executive Vice President and Chief Human Resources Officer
Michael S. McGavick, was appointed as a Director of the Company in April 2008, shortly prior to his commencement as the Company's Chief Executive Officer on May 1, 2008. Previously, Mr. McGavick was President & CEO of the Seattle-based Safeco Corporation from January 2001 to December 2005. Prior to joining Safeco, Mr. McGavick spent six years with the Chicago-based CNA Financial Corporation, where he held various senior executive positions before becoming President and Chief Operating Officer of the company's largest commercial insurance operating unit. Mr. McGavick's insurance industry experience also includes two years as Director of the American Insurance Association's Superfund Improvement Project in Washington D.C., where he became the Association's lead strategist in working to transform U.S. Superfund environmental laws.
Charles Cooper was appointed Executive Vice President and Chief Executive, Reinsurance effective January 1, 2017. Previously, from October 2010 to January 2017, Mr. Cooper served as the Company's Chief Executive, Bermuda Reinsurance, responsible for development and execution of the Company's Bermuda reinsurance operations.  Mr. Cooper first joined the Company in March 2000 as an Assistant Vice President and Corporate Planning Analyst, and during his 17 year career with the Company has also served as a Vice President and Casualty Treaty Underwriter, and as a Senior Vice President and Property

Treaty Underwriter. Prior to joining the Company, Mr. Cooper was an international casualty underwriter with Zurich North American and AIU North America.
Susan L. Cross has served as Executive Vice President and Global Chief Actuary since August 2008. Ms. Cross has served as Global Chief Actuary since 2006 and previously was Chief Actuary of the Company's reinsurance operations from 2004 to 2006 and Chief Actuary of XL Re Bermuda from 2002 to 2004. She also held various actuarial positions in the insurance and reinsurance operations of the Company from 1999 to 2002. Prior to joining the Company, Ms. Cross was Principal and Consulting Actuary at Tillinghast Towers Perrin.
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
W. Myron Hendry joined the Company's leadership team upon his appointment as Executive Vice President, Chief Platform Officer in December 2009. Prior to joining the Company, from 2006 to December 2009, Mr. Hendry served as Business Operations Executive of Bank of America's Insurance Group, joining there from a merger with Countrywide Insurance Services Group. Prior to the merger, Mr. Hendry served as Managing Director and Chief Operating Officer for Countrywide and prior to this, from 2004 to 2006, Mr. Hendry served as Senior Vice President, Property and Casualty Services at Safeco. From 1971 to 2004, Mr. Hendry held various leadership roles with CNA Insurance, with his last assignment being the Senior Vice President of Worldwide Operations.
Paul Jardine was appointed Executive Vice President and Chief Experience Officer in May 2015. Previously, from 2004 until May 2015, Mr. Jardine was Catlin's Chief Operating Officer. Mr. Jardine joined Catlin in 2001 with responsibility for the development of new financial products, and was appointed as Chief Executive of the Catlin Syndicate in 2003. Prior to joining Catlin, Mr. Jardine was Chief Actuary and Commutations Director of Equitas Holdings Limited. Prior to that, he was a partner at Coopers & Lybrand, where he was involved almost exclusively with issues dealing with Lloyd's and the London insurance market.
Andre Keller was appointed Executive Vice President and Chief Investment Officer effective January 1, 2017. Previously, from May 2015 to December 2016, Mr. Keller served as the Company's Head of Global Asset Positioning, responsible for investment strategy, portfolio steering and portfolio implementation. Prior to the Company's acquisition of Catlin, from March 2014 to May 2015, Mr. Keller served as the Deputy Chief Investment Officer of Catlin.  Prior to joining Catlin, from June 2009 to January 2014, Mr. Keller served as the Head of Asset Management and Deputy Chief Investment Officer for Nationale Suisse, Switzerland, and from June 1998 to April 2009, held progressively senior management positions with Swiss Reinsurance Company Ltd, Switzerland.
Kelly Lyles was appointed Chief Executive, Client and Country Management effective January 1, 2017. Previously, Ms. Lyles served as the Company's Chief Regional Officer, Insurance, and Deputy Chair of the Insurance Leadership Team from May 2015 to January 2017, as Chief Executive of Insurance Global Professional operations from September 2014 until May 2015. Prior to joining the Company in 2014, Ms. Lyles served in progressively senior leadership roles during her more than 15 years with AIG, including as Head of Specialty Lines for Europe, Middle East and Africa from January to September 2014, and as AIG's Country Manager in France from 2010 to January 2014.
Stephen Robb was appointed Executive Vice President, Chief Financial Officer in May 2017. He previously served as Senior Vice President, Group Controller from November 2010 to May 2017, and has served as Chief Accounting Officer since April 2015. Prior to serving as Controller, Mr. Robb held various progressively senior leadership positions since joining the Company in 2004. These included responsibility for the direction of the Company's corporate finance and policy function, global treasury functions, budgeting and planning, global regulation, financial close, reporting and control and other key finance functions. Before joining the Company, he served as Senior Manager, Insurance Industry Group Leader in the insurance practice of PricewaterhouseCoopers.

Eileen Whelley was appointed to the Company's leadership team in June 2012, serving as Executive Vice President, Chief Human Resources Officer, where she is responsible for global talent acquisition, leadership and professional development, succession planning, compensation and benefit program design and administration, employee relations, organizational effectiveness, performance management, HR information systems and payroll. Prior to joining the Company, from 2006 to 2012, Ms. Whelley served as Executive Vice President, Human Resources, for The Hartford Financial Services Group, Inc. Prior to that, Ms. Whelley spent 17 years at General Electric, where she held a number of human resources leadership roles, including Executive Vice President of Human Resources for NBC Universal and Vice President of Human Resources Excellence for GE Capital. She also served in various HR roles at Citicorp and Standard Oil of Ohio.
Non-Employee Directors of the Registrant
Eugene M. McQuade has been a director since July 2004 and the non-executive Chairman of the Board since May 2015. Previously, Mr. McQuade served as Vice Chairman of Citigroup Inc., where he led Citigroup's comprehensive capital analysis and review process, and prior to that as the Chief Executive Officer of Citibank, N.A., the commercial banking arm of Citigroup, and as a member of Citigroup's Operating Committee.
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
James Nevels has been a director since October 2017. Mr. Nevels is the Chairman and Founder of The Swarthmore Group, an investment advisor firm since 1991.
Anne Stevens has been a director since April 2014. Ms. Stevens currently serves as the Chief Executive Officer of GKN plc, a global engineering company. Previously, Ms. Stevens was Chief Operations Officer for the Americas at the Ford Motor Company, and more recently was Chairman of the board, Chief Executive Officer and Principal of SA IT Services.
Sir John M. Vereker has been a director since November 2007. Previously, Sir John Vereker was the Governor and Commander-in-Chief of Bermuda.
Billie Williamson has been a director since February 2018. Previously, Ms. Williamson served as Senior Global Client Serving Partner with Ernst & Young LLP, and prior to that, as Senior Vice President, Finance and Corporate Controller at Marriott International, Inc. and as Chief Financial Officer at AMX Corporation.
Employees
At December 31, 2017, we had 7,304 employees. At that date, 170 of our employees were represented by workers' councils and 541 of our employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.

Available Information
The public can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the SEC's website is http://www.sec.gov.
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
Our Business
The occurrence of natural or man-made disasters have adversely affected the results of operations and could in the future adversely affect our financial condition, results of operations, cash flows and prospects.
We have substantial exposure to losses resulting from natural or man-made disasters or other catastrophic events. Catastrophes can be caused by various natural or man-made events, including hurricanes, wind, tropical storms, earthquakes, floods, hailstorms, tornadoes, drought, wildfires, tsunamis, severe weather, volcanoes, solar storms, nuclear, chemical, biological, radiological or other environmental events, accidents and disasters, human error, power outages, explosions, fires, war, cyber events or systemic cyber failures and acts of terrorism. Our results for 2017 reflect the impact of the significant natural catastrophe events in 2017. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations" herein for details regarding these events. Many catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life in larger areas, particularly in heavily populated areas. In addition, cyber events or systemic cyber failures have the potential to cause significant damage on a country wide, regional or potentially even a global basis depending upon the event. The effects of global climate change (including but not limited to effects on weather patterns, greenhouse gases, sea, land and air temperatures and precipitation) may add to the unpredictability, frequency and severity of natural disasters in certain parts of the world and could create additional uncertainty as to future trends and exposures. In addition, we cannot predict how legal, regulatory, geopolitical and/or social responses to concerns around global climate change may impact our business. Macroeconomic and geopolitical conditions, social unrest and criminal activities and changes in technological conditions may add to the unpredictability, frequency and severity of man-made catastrophes in certain parts of the world and could create additional uncertainty as to future trends and exposures. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss any given occurrence will generate.
The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition, results of operations and cash flows for the fiscal quarter or year in which a catastrophic event occurs, as well as subsequent fiscal periods, and could have a material adverse effect on our financial condition and results of operations and our ability to write new business. In this regard, the significant level of natural catastrophes in the second half of 2017 had a material adverse impact on our 2017 results. This risk is exacerbated due to accounting principles and rules that do not permit (re)insurers to reserve for such catastrophic events until they occur. We expect that future possible increases in the values and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns, particularly as global temperatures rise, may increase the severity of catastrophic events in the future. Although we attempt to manage our exposure to catastrophic events with multiple approaches such as setting event based risk limits based on Probable Maximum Loss, modeling and monitoring overall exposures and risk accumulations, in addition to purchase of third-party reinsurance, a single catastrophic event or an unusual frequency of smaller losses in a particular period has affected and could in the future affect multiple geographic zones and lines of business, and the frequency or severity of catastrophic events could exceed our estimates, in each case potentially having a material adverse effect on our financial condition, results of operations and cash flows. Climate change may increase the severity of natural catastrophes and, as a global writer of catastrophe insurance, we have exposure to natural catastrophes from multiple sources and in multiple regions, which may result in disproportionately higher shares of industry losses than suggested by our capitalization relative to the rest of the industry.
In addition, while we may, depending on market conditions, purchase catastrophe reinsurance and retrocessional protection through both traditional reinsurance and the capital markets, the occurrence of one or more major catastrophes in any given period could result in losses that exceed such reinsurance and retrocessional protection. This could have a material adverse effect on our financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid.
With respect to acts of terrorism in particular, the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") extended to December 31, 2020 a U.S. federal program that allows us to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may be excluded from the policy subject to state specific requirements. Under TRIPRA, subject to a premium-based deductible and compliance with TRIPRA’s requirements, we are eligible for reimbursement by the Federal Government for up to 82% in 2018 (decreasing to 80% in 2020) of our covered terrorism-related losses arising from a certified terrorist attack. However, there is a maximum aggregate industry liability of $100 billion. If the Company is not given adequate notice of potential exhaustion of the aggregate cap, the Company could overpay with regard to such losses and it is unlikely the Treasury would reimburse the Company. Additionally, if TRIPRA is not extended beyond 2020, its expiration or a significant change in its terms could have an adverse effect on us, our clients or the insurance industry.
The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and/or liquidity.
We seek to limit our loss exposure by, among other things, writing a number of our insurance, reinsurance or retrocession contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client and prudently underwriting each program written. In addition, in the case of proportional treaties, we generally seek to use per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that all of these loss limitation methods will have the precise risk management impact intended. For instance, although we also seek to limit our loss exposure by geographic diversification, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and cash flows. Also, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner that we intend and disputes relating to coverage and choice of legal forum may arise, which could materially adversely affect our financial condition and results of operations.
The insurance and reinsurance industries are historically cyclical and we may experience periods with excess underwriting capacity and unfavorable premium rates.
The insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often followed by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. These factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance industries significantly. Given the significant level of natural catastrophes in 2017, the insurance and reinsurance industries may be entering a new cycle with a different pricing environment.
The U.K.'s expected withdrawal vote in favor of withdrawing from the E.U. ("Brexit"), effective March 2019 could adversely affect us.
Negotiations to determine the terms of the U.K.'s withdrawal from the E.U. as well as its relationship with the E.U. post-Brexit, including the terms of commercial activities between the U.K. and the E.U., have commenced, but remain largely unresolved. Brexit caused significant market volatility and currency exchange rate fluctuations and its future effects are expected to be far-reaching. Brexit, or the perceived impact thereof, may adversely affect business activity and global economic, political, regulatory or market conditions, particularly as 2018 progresses and pressure mounts to reach agreement regarding an orderly withdrawal and transition period prior to year end, as recently requested by the U.K., and could continue to contribute to instability in global financial and foreign exchange markets, political institutions and regulatory agencies as events unfold.
We anticipate that Brexit will disrupt our U.K. domiciled entities', including our Lloyd's syndicates', ability to passport within the E.U. As a consequence, we announced in September 2017 that it is our intention to move the domicile of our principal E.U. insurance company, XL Insurance Company SE, from England to Ireland, using its SE status, so that it will remain in the E.U. post Brexit and thus continue to benefit from passporting within the E.U. Such a move, however, is subject to various regulatory approvals and thus outside of our sole control. With regard to our Lloyd’s business, we continue to monitor Lloyd’s proposals to establish a new insurance company in Belgium to ensure continued access to the EEA for Lloyd’s business. Those proposals are subject to regulatory approvals and are outside of our control.
Brexit is also likely to inhibit the free movement of goods and people between the U.K. and the E.U. Brexit could also lead to legal uncertainty around contractual arrangements that span either side of Brexit. In addition, we anticipate a large number of new and potentially divergent national laws and regulations including tax rules as the U.K. determines which E.U. laws to replace or replicate, which could lead to a more complex and expensive business model, creating the potential for additional uncertainty. However, at this comparatively early stage, the ultimate effects of Brexit remain unknown and will depend on agreements the U.K. may yet reach to retain access to E.U. markets.

Beyond concerns relating to the cross-border transfer of goods, services and people, Brexit could have significant economic, legal, regulatory, structural, monetary and geopolitical impacts, including slow growth in the U.K., in the E.U., or globally; creation of a prolonged low interest rate environment; market volatility and continued currency exchange fluctuations; inflationary pressures in the U.K.; increased costs of doing business in the U.K., including as a result of new and/or additional laws and regulations; and uncertainty with respect to the application of laws and regulations that have been introduced or revised as a result of Brexit.
Each of these effects alone, and at a more heightened risk in combination, has the potential to create a more complex and more expensive business model, in addition to a recessionary environment, which could adversely affect our results of operations and financial condition. Given these possibilities, as well as the lack of comparable precedent, we may not anticipate the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit.
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
A downgrade below "A-" of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best Company ("A.M. Best"), which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Negative), may trigger termination provisions in a significant number of our assumed reinsurance and retrocessional agreements and may potentially require us to return unearned premiums to cedants or post additional collateral. In addition, a material reduction in our shareholders' equity may trigger termination provisions or require us to post additional collateral in a majority of our assumed reinsurance agreements. Based on premium value, we estimate that approximately 52% of our in-force reinsurance contracts at December 31, 2017 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below "A-."
In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects, or the market price for our securities. A downgrade could also result in both a substantial loss of business for us, as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings, and a loss of key employees. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.
In addition to the financial strength ratings of our principal insurance and reinsurance subsidiaries, various rating agencies also publish credit ratings for XLIT. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, are part of our overall funding profile, and affect our ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations and cash flows in a number of ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt or requiring us to post collateral.
Sovereign debt crisis concerns regarding the instability of countries experiencing such crises, as well as the downgrading of sovereign nations' credit ratings, could have a material adverse effect on our business, financial condition and results of operations.
Global markets and economic conditions have in the past been negatively impacted by the uncertainty relating to sovereign debt levels in certain markets, such as those of developing nations including, but not limited to, Brazil and China, and of various E.U. member states (including Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations")), the ability of those countries to service their sovereign debt obligations and the stability of financial institutions operating within those countries. This uncertainty in the past resulted, and could in the future result again, in volatile bond yields on such sovereign debt, as well as on those of the debt of corporations located or operating within such countries, and on the valuation of equity markets, and could have material adverse impacts on financial markets and economic conditions regionally or throughout the world. Such volatility could, in turn, have material adverse impacts on the performance of our investment portfolio, as well as some of our credit-sensitive underwriting activities. In addition, should governments default on their obligations, there could be a negative impact on both our direct equity and fixed income holdings, as well as on non-government issues and financials held within the country of default. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results - Balance Sheet Analysis - European Sovereign Debt," for an analysis of our fixed maturity portfolio's exposure to European Periphery Nations.
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
Given the extent of our European operations, including that several of our subsidiaries are domiciled in Europe, and given our European investment holdings, clients and counterparties, volatility in the European financial markets, or the failure of any significant European financial institution arising from the wider implications of a crisis, even if not an immediate counterparty to us, could have a material adverse impact on our business, investment portfolio, liquidity or financial performance.
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
Our results of operations and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss adjustment expense ("LAE") liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. These outcomes may be affected by the accuracy of the information on which the estimates were based, especially as estimates develop; jury decisions, court interpretations and legislative changes occur; the medical condition of claimants change, public attitudes evolve, and economic conditions such as inflation change or discount rates used by courts to evaluate settlements (such as the rates used by U.K. courts for lump sum bodily injury claims that are currently under review) change. Any of these changes could impact the ultimate cost of claims, which may require an adjustment of our reserves.
Inflation in relation to medical costs, construction costs and tort issues in particular impacts the property and casualty industry. However, broader market inflation also poses a risk of increasing overall loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail" such as general liability, worker's compensation and professional liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation could also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.
We have an actuarial staff in each of our operating segments, as well as a corporate actuarial team and a Chief Actuary who regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and LAE, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and LAE comprises case reserves and IBNR and represents the estimated ultimate losses and LAE less paid losses and LAE. During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known, and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.
The effects of emerging claim and coverage issues on our business are uncertain.
Changes to industry practices of legal, judicial, social, political, legislative or other environmental conditions or disruptions that affect businesses' continuity and interdependencies could cause unexpected issues related to claim and coverage as well as additional forms of loss experience to emerge. These issues may adversely affect our business by either expanding coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued the insurance or reinsurance contracts that are affected by the changes. In addition, our actual losses may vary materially from our current loss estimates based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our financial condition, results of operations or cash flows.
Our delegation of underwriting and claims authority to third parties exposes us to operational, financial and regulatory risks.
Part of our insurance business is underwritten and serviced by third parties. With respect to underwriting, our contractual arrangements with third parties will typically grant them limited rights to bind us to new and renewal policies, subject to contractual restrictions and obligations and requiring them to underwrite within the terms of our licenses. Should these third parties issue policies that contravene these contractual restrictions, we could nonetheless be deemed liable for such policies and subject to regulatory fines and penalties for any breach of licensing requirements. It is possible that in such circumstance we might not be fully indemnified for such third parties' contractual breaches.
With respect to claims where we contractually delegate claims adjusting and sometimes give third parties claims funds to manage, we could be exposed to their or agents’ errors in handling such delegated claims. We could also be exposed to potential liabilities relating to their claims practices.
With respect to both the underwriting and servicing of our business by third parties, we could be exposed to their and their agents’ or producers’ operational risk, including, but not limited to, fraud, contract wording errors, handling errors, non-compliance with applicable information security laws and regulations, including those related to data privacy and related matters that may be issued by national, state or local governments, technological and staffing deficiencies, insolvency and inadequate disaster recovery.
These aforementioned risks could adversely impact our reputation or client relationships or have a material adverse effect on our financial condition or results of operations.
We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, it may be inadequate to protect us against losses or uncollectible reinsurance when due.
We purchase reinsurance, including retrocessional reinsurance, for our own account in order to mitigate the volatility that losses impose on our financial condition. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer's or retrocessionaire's insolvency, inability or refusal to make timely payments or otherwise perform under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds and may result in a recapture of the reinsured or retroceded business. For further information regarding our reinsurance exposure, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
From time to time, market conditions may limit or prevent us from obtaining the types and amounts of reinsurance that we consider adequate for our business needs. For example, after a year with a significant number of major catastrophes, reinsurance may be more difficult or costly to obtain. As a result, we may not be able to obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness in amounts that we deem desirable or on terms that we deem appropriate or acceptable. In addition, we may fail to purchase adequate reinsurance protection for certain risks or regions.
We also use capital market solutions, such as catastrophe bonds, as part of our overall risk management strategy. The use of catastrophe bonds may not provide the same level of protection as traditional reinsurance, and the protections provided may vary depending on the region in which the loss occurred, or the number of events that make up the loss. Like traditional reinsurance, the accessibility of the catastrophe bond market may be impacted by disruptions, volatility or uncertainty, such as those that may arise following a major catastrophic event. Also, to the extent that we use catastrophe bond products that produce reinsurance protections based on an industry loss index rather than on our actual incurred losses, such transactions could result in residual risk of the Company having a larger market share of such loss than anticipated by our modeling.
Our inability to obtain adequate reinsurance or other protection could have a material adverse effect on our business, financial condition or results of operations.
The impairment of other financial institutions could adversely affect us.
We have exposure to various counterparties, including banks, hedge funds and other investment vehicles, and reinsurers, among others. Many of these transactions expose us to credit risk in the event our counterparty fails to perform its obligations. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Risks involved with conducting business globally include unclear laws and regulations, political and social instability, political violence, strikes, riots, kidnap and ransom, civil unrest, expropriation and terrorism. In addition, conducting business in developing markets subjects us to a number of other significant risks. These risks include greater price volatility of investment positions, less liquid markets, less available information than is generally the case in developed markets, restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions. In addition, competition for skilled employees in developing markets may be intense. These risks may lead to higher than anticipated transaction costs and could have a material adverse effect on our business, reputation financial condition and results of operations.
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
We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures and assess product pricing and pricing adequacy, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision making (e.g., capital setting, capital allocation, underwriting, reserving, pricing, reinsurance purchasing, investment decisions and managing catastrophe exposure). The modeled outputs and related analyses - both from proprietary and third party models - are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the timeliness, availability, use, accuracy and relevance of historical, internal and industry data, and incorporate numerous assumptions and forecasts about the future level and variability of interest rates, inflation, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, meteorological and seismological relationships, and the state of the judicial climate and equity markets, among others. Further, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model, including input errors, data errors, and human error, or misuse or misinterpretation of the model's outputs. Misuse of the model's outputs includes potential overreliance upon the model's outputs beyond its domain of statistical relevance. Consequently, actual results may differ materially from our modeled results. If we erroneously or excessively rely upon inaccurate or incomplete models, new business growth and retention of our existing business may be adversely affected, which could have a material adverse effect on our results of operations and financial condition.
Future experience may be materially different from past experience, and events occurring or continuing to occur, or the correlation among events, and third party model estimates of losses can be, and often have been, materially different for similar events in comparison to our proprietary estimates. The differences between third party model estimates and our proprietary estimates are driven by the use of different data sets as well as different assumptions and forecasts regarding the frequency and severity of events and claims arising from the events.
The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If our models fail to appropriately reflect actual outcomes, our profit margins and financial condition may be adversely affected, which in turn could have a negative impact on our credit ratings or cause regulators to increase our capital holding requirements. If we overestimate the risks to which we are exposed, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. If, based upon these models or other factors, we misprice our products or our estimates of risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.
Our ability to pay dividends or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which our principal (re)insurance subsidiaries operate, certain additional required regulatory approvals, and financial covenants contained in our letters of credit and revolving credit facilities.
As holding companies, XL Group and XLIT have no operations of their own, and their assets consist primarily of investments in subsidiaries. Accordingly, XL Group and XLIT rely on the availability of dividends and other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and XL Group common and XLIT preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The payment of dividends by our (re)insurance subsidiaries is regulated under the laws of various countries, including Bermuda, the U.K., Ireland, Switzerland and other countries where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our (re)insurance subsidiaries are domiciled and by the Society of Lloyd's. For further information regarding regulatory restrictions governing the payment of dividends by the Company's significant (re)insurance subsidiaries in Bermuda, the U.K., Ireland and the U.S., see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements, and Item 1, "Business – Regulation."

Each of XL Group and XLIT is subject to certain legal constraints that affect its ability to pay dividends or make other payments to its shareholders. Under Bermuda law, XL Group may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: a) the Company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the Company's assets would thereby be less than its liabilities. The ability to declare and pay dividends may also be restricted by the group-wide capital and solvency provision imposed by the BMA described under Item 1, "Business - Regulation." Under Cayman Islands law, XLIT may not declare or pay a dividend if there are reasonable grounds for believing that XLIT is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XLIT's preferred shares prohibit it from declaring or paying dividends on the ordinary shares that XL Group holds unless full dividends have been declared and paid on the outstanding preferred shares.
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
Our letter of credit facilities are effective for certain cedants only if the banks issuing letters of credit are on the list of NAIC approved banks. If some or all of the issuing banks under our credit facilities cease to be NAIC approved and we are unable to replace them with NAIC approved banks, our letter of credit facility capacity could be significantly diminished. In the case of a macroeconomic event, such as (but not limited to) the dissolution of the European Monetary Union, the availability of alternative lending sources may be significantly reduced or non-existent, and the cost of replacement facilities may be significantly increased or prohibitive. If we are unable to obtain adequate capital when needed, our business, results of operations and financial condition could be adversely affected.
Competition in the insurance and reinsurance industries could reduce our operating margins.
The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources, higher ratings, and/or greater name recognition than we have. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets and with alternative products that are intended to compete with insurance and reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years, capital market participants have been increasingly active in the reinsurance market and in markets for related risks. Certain of these new participants are pursuing more aggressive strategies, including with respect to investments, than traditional participants, which may result in further pressure on our premium rates. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.
Consolidation in the insurance industry could adversely impact us.
Insurance industry participants have consolidated through recent mergers and acquisitions and may continue to seek to consolidate. Continued consolidation within the insurance industry would further enhance the already competitive underwriting environment because we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for our products and services, and reduce their use of reinsurance, and, as such, we may experience rate declines and possibly write less business.
Operational risks, including human or systems failures, are inherent in our business.
Losses can result from operational risk such as, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology or information security failures, failure of key third party systems on which we rely, failure to appropriately transition new hires, or external events. Areas of operational risk can be heightened after a major acquisition, or in discontinued or exited businesses as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise held by departing management or employees.
We operate globally and have two office locations in India and one in Poland that currently provide large portions of our back office support. Our global operations present significant operational risk due to the possibility of political instability, natural and man-made catastrophes, disruptions in communication or information processes, whether due to technical difficulties, power failures or destruction or damage to our offices for any reason. If any disruption occurs, our business continuity and disaster recovery plans may not be effective, particularly if natural or man-made catastrophic events occur, and such disruption could harm our results of operations or our reputation in the marketplace.
We believe that our modeling, underwriting and information technology and application systems are critical to our business, as our operations rely on the secure processing, storage and transmission of confidential and other information through our computer systems and networks. Moreover, our information technology and application systems have been important to our underwriting process and our ability to compete successfully. Our business depends on effective information systems and the integrity and timeliness of the data we use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our clients, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems and processes supporting them. Failure of any of these systems, or inaccuracies in the data stored therein, may jeopardize our ability to service and interact with clients and report to regulators, which could result in significant losses, reputational damage or regulatory non-compliance. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended.
We have also outsourced certain activities to third parties. For example, we have outsourced custody and record-keeping of our investment portfolio as well as a significant portion of the day-to-day management of our investment portfolio to third-party managers, custodians and investment accounting service providers that we believe to be reputable. A major defect in investment management strategy or decision-making by those managers could result in management distraction and/or significant financial loss. We also have outsourced claims handling for certain of our business, including portions of our Run-Off Life Operations, to third parties, and we rely on a few brokers for a large portion of our revenues. A major defect in our brokers', claims managers', investment managers', custodians' or investment accounting services providers' internal controls or information and technology systems could result in management distraction or significant financial loss or other negative impact on our business. We also have delegated underwriting and claims authority to third parties, which exposes us to additional operational risks. For further information regarding risks associated with delegated underwriting and claims authority see risk factor entitled "Our delegation of underwriting and claims authority to third parties exposes us to operational, financial and regulatory risks".
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
Our approach to cyber risk and information security follows a defense-in-depth strategy to defend against any attacks. This includes a layered tactical scheme using multiple security controls that are designed to compensate when any control fails or a vulnerability is exploited. Our internal control and information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attacks and other similar disruptions. In addition, electronically stored information may be accessible from portable devices such as laptop computers and cellular telephones used by our employees or vendors, and these devices could be lost or stolen. Computer programmers and hackers may be able to penetrate our network's system security measures and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, as a (re)insurer, we receive and are required to protect confidential information from clients and other third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could impact our operations, cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us under various data privacy laws, result in regulatory action and ultimately have a material adverse effect on our business or operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, to address any interruptions in our business, or to protect against future damage.

Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, and failure to comply with such data privacy laws and regulations could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. The collection, storage, handling, disclosure, use, transfer and security of personal information that occurs in connection with our business is subject to federal, state and foreign data privacy laws. These legal requirements are not uniform and continue to evolve, and regulatory scrutiny in this area is increasing around the world. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. Significant uncertainty exists, as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the E.U. adopted the comprehensive General Data Privacy Regulation (the "GDPR"), which becomes effective in May 2018 and extends the scope of the E.U. data protection law to all companies processing data of E.U. residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data, including new rights such as the "portability" of personal data. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
In addition, unauthorized disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company or other parties with whom we do business, could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Such events could also result in negative publicity and damage to our reputation and cause us to lose business, which could therefore have a material adverse effect on our results of operations.
We are subject to laws and regulations relating to sanctions, anti-corruption and money laundering, the violation of which could adversely affect our operations.
Our activities are subject to applicable economic and trade sanctions, money laundering regulations, and anti-corruption laws in the jurisdictions where we operate, including the U.K. and the European Community and the U.S., among others. For example, we are subject to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which, among other matters, generally prohibit corrupt payments or unreasonable gifts to foreign governments or officials. Although we have in place systems and controls designed to comply with applicable laws and regulations, there is a risk that those systems and controls will not always be effective to achieve full compliance, as those laws and regulations are interpreted by the relevant authorities. Furthermore, these risks are heightened due to the fact that the sanctions relief implemented as a result of the Iran Nuclear Agreement differs for our U.S. subsidiaries and persons as compared to our E.U. subsidiaries and persons. Failure to accurately interpret or comply with or obtain appropriate authorizations and/or exemptions under such laws or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could damage our business or reputation. Such damage could have a material adverse effect on our financial condition and results of operations.
Potential government intervention in our industry could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
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
Our success depends on our ability to attract new, highly skilled individuals and to motivate and retain our existing key executives and qualified personnel. Qualified employees are highly sought after both in the insurance and reinsurance industry and by other large companies and professional organizations, and we face significant competition for their talents. The loss of the services of any of our key executives or the inability to attract, motivate and retain other highly skilled individuals in the future could adversely affect our ability to conduct our business. In addition, we do not necessarily maintain key man life insurance policies with respect to our senior employees.
A decrease in the fair values of our reporting units may result in future goodwill impairments.
When we acquire an entity, the excess of the purchase price over the fair value of the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our goodwill at least annually based upon the fair value of the reporting unit to which such goodwill relates, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. A goodwill impairment is created if the estimated fair value of one or more of our reporting units decreases, causing the carrying value of the net assets assigned to the reporting unit - which includes the value of the assigned goodwill - to exceed the fair value of such net assets. If we determine such an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to record additional goodwill impairments, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.
We are exposed to risks in connection with our alternative capital arrangements and with respect to services provided to third parties.
We have and may continue to establish, operate, invest in or manage third-party capital vehicles. In connection with these arrangements, a primary portion of the business written by the insurers affiliated with these third party capital vehicles may be reinsurance or retrocessional contracts ceded by our wholly-owned subsidiaries. The Company will continue to underwrite business for its own portfolios in accordance with its own policies, strategies and business plans and the Company may, and likely will, write business for itself that would otherwise have been suitable for one or more of these third party capital vehicles. As a result, there may be situations in which the interests of one or more third-party capital vehicle may conflict with the interests of another such vehicle or the Company and its shareholders. Additionally, our subsidiaries and/or their respective partners, principals, employees, officers, directors, shareholders and affiliates ("XL Persons") may have investment interests in, hold directorships with, serve as executives of, or otherwise be involved with, these third-party capital vehicles. As a result, conflicts may also arise in cases where an XL Person simultaneously performs services for a third-party capital vehicle and for the Company. Such conflicts could have a negative effect on our relationship with such third party capital vehicles or our reputation generally and could materially impact our investments in those vehicles.
Our asset and insurance manager subsidiary New Ocean Capital Management Limited ("New Ocean Capital Management"), our insurance manager subsidiary XL Underwriting Managers Ltd., or our other affiliated investment vehicles may owe certain legal duties and obligations to counterparties or third party investors (including reporting obligations), and will be subject to complex laws and regulations relating to such duties and obligations. Compliance with some of these laws and regulations, all of which are subject to change, requires significant management time and attention. Although these entities will seek to continually monitor their policies and procedures to attempt to ensure compliance, faulty or mistaken judgments or representations, errors or the failure of their personnel to adhere to their policies and procedures could result in their failure to comply with applicable laws or regulations, which could result in significant liabilities, penalties or other losses and harm our business and results of operations.
Additionally, a decision by any of the third party investors of New Ocean Capital Management or its managed funds or our other affiliated investment vehicles to terminate or alter their relationship with us could negatively affect our financial condition and results of operations. Moreover, we cannot provide assurance that we will be able to attract or raise additional third party capital on terms that are favorable to us, or at all, and therefore we may forego existing and/or potential fee income and other income generating opportunities.
Current, pending or future lawsuits against us, including putative class action lawsuits, could have a material adverse effect on our results of operations in a particular fiscal quarter or year.
We are subject to lawsuits and arbitrations in the regular course of our business. An adverse resolution of one or more lawsuits or arbitrations could have a material adverse effect on our results of operations in a particular fiscal quarter or year. We also face the risk that an adverse resolution of a claim brought against us or against another (re)insurance company could create a precedent in the industry that could have a material adverse effect on our financial condition or results of operations.
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
Acquisitions, strategic investments and joint ventures may expose us to additional risks that could adversely affect our business, financial condition and results of operations.
Our acquisition activities, strategic investments and joint ventures may not achieve expected returns and other benefits as a result of various factors including integration challenges, diverging interests and significant unanticipated liabilities. With respect to acquisitions, these liabilities could include tax liabilities, employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, intellectual property liabilities, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. Our strategic investment and joint venture partners or the other parties that hold the remaining ownership interests in companies that we do not control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the companies in which we hold a strategic investment or joint venture. In addition, where we hold a minority stake in a strategic investment or joint venture, we may not be in a position to control such company’s operations or compliance with applicable laws and regulations. Disputes or deadlocks may occur with respect to strategic investments and joint ventures where we and the other investors in such companies cannot agree on a path to move forward and we may not be able to exit such investments on terms acceptable to us.
The failure to achieve the expected returns or the incurrence of such unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition or results of operations.
Investments
The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.
Our results of operations are affected by the performance of our investment portfolio. Our assets are invested primarily by a number of external investment management service providers, and to a lesser extent by our in-house portfolio management team, under the direction of the Company's management in accordance with the Authorities Framework. The Authorities Framework defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, geography and value. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our financial condition, results of operations and cash flows.
The value of our investments is exposed to significant individual issuer risks, as well as capital market risks, and our consolidated results of operations, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our results of operations and business.
For the year ended December 31, 2017, we incurred net realized and unrealized investment gains and losses, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included herein. We continue to closely monitor current market conditions and evaluate the long term impact of the market on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company's results of operations, financial condition and business.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been, and may continue to be, adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested over time. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested.
Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured and credit-sensitive government-related securities. Approximately 3.3% of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk and a greater exposure to credit spread risk. Certain investments may be less liquid in times of economic weakness or market disruptions. Our procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically may not protect us during periods of economic weakness or periods of turmoil in capital markets from default losses in both our investment grade and below investment grade corporate and structured holdings. This may result in a material reduction of net income, capital and cash flows.
Downturns and volatility in the equity markets could materially adversely affect our results of operations, financial condition or cash flows.
Our investments include common stock or equity-related securities, including hedge funds and private investments (including funds). The value of these assets fluctuates, due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline, and may negatively impact net income, capital and cash flows. In addition, the amount of earnings from hedge funds and private investments (including funds) are not earned evenly across the year, or even from year to year. As a result, earnings that we record from these investments may vary substantially from quarter to quarter. The ability of a hedge fund to satisfy any redemption request from its investors depends on the underlying liquidity of the hedge fund's investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict, and, if such funds are unable to satisfy our redemption requests, our results of operations, financial condition and cash flows may be adversely impacted. As hedge funds and certain private investments and other funds are collective investment vehicles managed by third parties, we do not control the proceeds once we make our investments, thus subjecting us to a higher level of fraud risk than is the case with our fixed income and equity holdings.
Our investments are exposed to foreign currency exchange rate and international securities market risks that could negatively affect our results of operations, financial condition or cash flows.
Our investments include securities of non-U.S. companies. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies, including political and social instability, imposition of foreign taxes, higher transaction costs, less government supervision and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets. A portion of our investments are denominated in other currencies.
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
In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process, and we utilize derivative instruments such as futures, options and foreign currency forward contracts to, among other things, manage our foreign currency exposure. It is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk, which could adversely impact the Company's financial position, results of operations and cash flows.

The determination of the amount of other-than-temporary impairments taken on our investments is based on subjective valuation judgments and could materially impact our financial position and results of operations.
Our management periodically reviews and assesses our portfolio to determine if other-than-temporary impairments ("OTTI") should be recognized on our investments. For discussion of our accounting policy regarding OTTI, see Item 8, Note 1(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale."
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include, among others: subsequent changes in general economic conditions as well as specific business conditions affecting particular issuers, our liability profile, the subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, the stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. During periods of market disruption, it may also be more difficult to value certain securities if trading becomes less frequent or market data less observable. There may also be certain asset classes that become illiquid due to the financial environment.
Significant assumptions and management judgment are involved in determining that a decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security's value is not written down at that time. However, there are potential effects upon our future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines.
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
We hold certain investments that may lack liquidity or for which the availability of prices or inputs may be reduced in periods of market dislocation. Examples of such investments include: non-agency residential mortgage-backed and collateralized debt obligation securities, investments in affiliates, private equity and private debt securities, and investments in certain hedge funds, which may suspend or delay redemption requests under certain circumstances. Even some of our high quality assets have been more illiquid during periods of challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in authoritative accounting guidance over fair value measurements may be less liquid, more difficult to value, and more likely to result in sales at materially different amounts than the fair values determined by management.
The reported values of our relatively illiquid types of investments and, in certain circumstances, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market bid price for the asset. If we require significant amounts of cash on short notice, we may not be able to sell certain of our assets for the prices at which we have recorded them, and we may be forced to sell them at significantly lower prices, particularly at times of extreme market illiquidity. Any such sales could adversely impact the Company's financial position.
Regulation
Governmental and regulatory actions may impact the marketplace generally or us in particular.
Over the past ten years, the (re)insurance industry has come under increased regulatory and governmental scrutiny in many jurisdictions where we operate, including the United States, the U.K. and the Euro-zone. In the United States, Dodd-Frank created the Federal Insurance Office (the "FIO") within the Treasury Department that is focused on monitoring the insurance sector and representing the U.S. internationally on prudential insurance matters. Dodd-Frank also created the Financial Stability Oversight Council, which has overseen the process and criteria by which companies may be designated as non-bank systemically important financial institutions. Similarly, the Financial Stability Board ("FSB"), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, including (re)insurers, should be regulated. The approach to systemic risk regulation in the U.S. and internationally continues to evolve. While we have not been required to make material changes to our business or operations as a result of Dodd-Frank or the FSB activity, we continue to monitor developments closely.
The IAIS is also in the process of developing a comprehensive, group-wide supervisory and regulatory framework for internationally active insurance groups ("IAIGs"), referred to as the Common Framework for the Supervision of Internationally Active Insurance Groups ("ComFrame"). As proposed, ComFrame also will include a quantitative international capital standard ("ICS"). The framework is expected to come into force post-2019 and in certain respects, its implementation may be phased in over a period of years. While we have not been, nor do we expect that we will be, designated as "systematic", certain of our competitors may be so designated, which may impact market behavior and/or access to capital. We believe that we would meet the criteria to be designated as an IAIG by the time ComFrame is implemented and, consequently, we may become subject to the proposed ICS and ComFrame. As such, the additional requirements of ComFrame and the application of the ICS will likely result in greater regulatory scrutiny, higher costs of compliance and increased regulatory capital requirements. In addition, any such governmental actions or future regulatory initiatives may impact certain investment instruments in our investment portfolio, or our competitive position, business or financial position.
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
We may not be able to comply fully with, or obtain desired exemptions from, statutes, regulations and policies that govern the conduct of our business. Further, our misinterpretation of or lack of experience with new laws, regulations or policies may result in inadvertent compliance failures. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws or regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which we are, or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business, financial condition and results of operations.
Regulatory solvency requirements, including the Solvency II regime, could have a material adverse effect on our business.
The BMA serves as our group regulator, and its group supervision rules subject XL Group to risk-based capital standards that impose required levels of statutory capital and surplus. Our Bermuda-based (re)insurance subsidiaries also are subject to the BMA's risk-based capital standards. Capital adequacy and risk management regulations, called Solvency II, were implemented throughout the EEA on January 1, 2016. Our U.K. based regulated entities, which includes our Lloyd's syndicates, and our Ireland based regulated entities are subject to the PRA's and CBI's risk-based capital requirements under the Solvency II regime, respectively. See Item 1, "Business - Regulation," included herein.
While we currently have excess capital and surplus under these requirements, such requirements or regulations, in their current form or as may be amended in the future, may have a material adverse effect on our business, financial condition or results of operation. In addition, XL Group’s and XL Bermuda’s regulatory capital requirements are calculated using our BMA-approved ICM, and the BMA is currently consulting on changes to its risk-based capital requirements, which could result in higher capital requirements in the future. Further, if the BMA were to revoke its approval of our ICM, we could be subject to higher capital requirements and reputational harm with our clients or regulators. Such heightened capital requirements or reputational damage could have a material adverse effect on our business, financial condition or results of operations.
The components of our capital fall within various categories under Bermuda's and other regulatory capital regimes, including Solvency II. Each of these categories is afforded different treatment and this treatment may change in the future. If any our capital fails to receive the treatment its does today, we may be required to raise additional capital that would be afforded the necessary treatment under the applicable regime. Any such capital raise would be subject to market and other conditions, and there can be no assurance that we would be able to raise such capital when needed.
Bermuda has been determined to be fully equivalent with Solvency II for an "indefinite period." However, Solvency II provides that countries' equivalence should be regularly reviewed to take into account any changes to the prudential or solvency regime. It is therefore possible that in the future a determination could be made that Bermuda's insurance supervisory regime is no longer equivalent to Solvency II. In such event, E.U. supervisors may conduct group supervision under Solvency II in respect of XL Group or utilize (currently unspecified) "other methods" to achieve the aims of group supervision, and could impose restrictions and requirements on us that could be material and adverse to our business and operations.
In addition, under Solvency II, E.U. cedants placing reinsurance with (re)insurers that are domiciled in the E.U. (or in countries that are deemed equivalent to the Solvency II regime for these purposes) receive full credit for such reinsurance. Our (re)insurance subsidiaries that are not domiciled in the E.U. (or in countries deemed equivalent) that provide reinsurance to E.U. cedants may be required by such cedants to post collateral in order for such cedants to receive full credit for the reinsurance ceded. This could increase the cost of doing business, which could have a material adverse effect on our results of operations.  Similarly, there is a risk that our (re)insurance subsidiaries purchasing reinsurance protection from (re)insurers not domiciled in the E.U. (or in countries that are deemed equivalent) will not receive full credit for such reinsurance which could have a material adverse impact on our business, financial condition and results of operations.
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
We face risks related to operating at Lloyd's.
We are currently one of the largest underwriting syndicates in Lloyd's. As a result, we are exposed to the risks facing syndicates operating at Lloyd's, which include, but are not limited to, the following factors which, alone or in combination, could have an adverse effect on our business, financial condition and results of operations:

•
having exposure to the Council of Lloyd's (the "Council") wide discretionary powers to regulate members of Lloyd's, including the Council's power to vary the method by which the capital solvency ratio is calculated;

•	being subject to increased capital requirements due to changes in regulation;

•	facing reputational issues arising from the actions of other Lloyd's syndicates or actions against the Lloyd's franchise as a whole;

•	facing increased costs should the requirements for operations at Lloyd’s change in the future;

•	being subject to potential changes in business strategy due to requirements of the Lloyd's Franchise Board (which is responsible for the day-to-day management of the Lloyd's market);

•	reduced underwriting capacity due to a reduction in the funds held in trust at Lloyd's (as a result of changes in the market value of investments or otherwise) to support underwriting activities;

•	being required to cease or reduce underwriting if Lloyd's fails to satisfy the FCA's and the PRA's annual solvency test in any given year;

•	having a reduced ability to trade in certain classes of business at current levels as a consequence of a downgrading of the Lloyd's market;

•	being subject to additional or special levies imposed by the Council; and

•
as a Lloyd's syndicate transacting certain types of business in the United States, being required by U.S. regulators to increase the level of funding required as minimum deposits for the protection of U.S. policyholders and, as a consequence, being required to make cash calls to meet claims payments and deposit funding obligations.

Shareholder Matters
Provisions in our Bye-laws may reduce the voting rights of our common shares.
Our Bye-laws generally provide that shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting power that may be exercised by certain persons or groups may not equal or exceed 10% of the voting power conferred by our shares.
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
Applicable law and certain provisions in our charter documents could, among other things, impose restrictions with respect to a change of control, which could diminish the value of our common shares.
Our Bye-laws contain provisions that could delay or prevent a change of control that a shareholder may consider favorable. Since our Redomestication, these provisions include (i) limitations on voting rights, (ii) certain transfer restrictions on our common shares, (iii) requirements that (a) any amalgamation or merger proposal or (b) amendment to the Bye-laws, must be approved by 75% of the shares voted unless such proposal is unanimously approved by the Board, and (iv) requirements relating to the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote or requisition an extraordinary general meeting. These provisions may make it more difficult to acquire control of us by means of a tender offer, open market purchase, proxy contest or otherwise and could discourage a prospective acquiror from making a tender offer or otherwise attempting to obtain control of us. In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of our common shares.
It may be difficult to enforce judgments against XL Group, XLIT or their directors and executive officers.
XL Group is a Bermuda exempted company. It may be difficult for a shareholder to effect service of process within the U.S. or to enforce judgments obtained against XL Group in U.S. courts. XL Group has been advised by Bermuda counsel that a judgment for the payment of money rendered by a court in the U.S. based on civil liability would not be automatically enforceable in Bermuda. XL Group has also been advised by Bermuda counsel that with respect to a final and conclusive judgment obtained in a court of competent jurisdiction in the U.S. under which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty), a Bermuda court would be expected to enforce a judgment based thereon, provided that (a) such courts had proper jurisdiction over the parties subject to such judgment, (b) such courts did not contravene the rules of natural justice of Bermuda, (c) such judgment was not obtained by fraud, (d) the enforcement of the judgment would not be contrary to the public policy of Bermuda, (e) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda and (f) there is due compliance with the correct procedures under the laws of Bermuda. A Bermuda court may impose civil liability on XL Group or its directors or officers in a suit brought in the Supreme Court of Bermuda against XL Group or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.
In addition, XLIT is incorporated pursuant to the laws of the Cayman Islands. We have been advised that there is doubt as to whether the courts of the Cayman Islands would enforce judgments of U.S. courts based upon the civil liability provisions of U.S. federal securities laws obtained in actions against XLIT or its directors and officers who reside outside the United States or original actions predicated solely upon U.S. federal securities laws brought in the Cayman Islands against these persons or XLIT.
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
The U.S. Tax Cuts and Jobs Act could materially and negatively impact our business, financial condition and results of operations.
Given the recent enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017 and the preliminary nature of our assessments, the anticipated issuance of clarifying technical corrections, regulations, supplemental legislation and/or changes to the current legislation, as well as changes in our assumptions relating thereto, it is possible that the U.S. Tax Cuts and Jobs Act could materially and negatively impact our business, financial condition or results of operations.
The Organization for Economic Co-operation and Development issued a series of recommendations designed to combat base erosion and profit sharing by multinational corporations. These recommendations are currently being evaluated by governments around the world and, to the extent the recommendations are widely enacted, could increase the amount of taxes we pay.
In July 2013, The Organization for Economic Co-operation and Development ("the OECD") launched an Action Plan on Base Erosion and Profit Shifting ("BEPS"). The BEPS Action Plan identifies 15 specific actions to address tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to low or no-tax locations where there is little or no economic activity, resulting in little or no overall corporate tax being paid. The OECD presented the final package of BEPS measures for the 15 actions outlined in the plan on October 5, 2015 with some further guidance being issued in 2016 specific to banks and insurers. Various jurisdictions have begun implementing BEPS and additional guidance on financial transactions, including reinsurance, is expected to be issued during 2018. Governments are now determining whether changes in domestic law are required in order to become compliant with OECD recommendations and, in many cases, Tax Authorities are already applying certain recommendations in their audits. This is likely to result in an increase in controversy and could have a material impact on the way that we and other multinational organizations are taxed in the future; potentially increasing tax liabilities, increasing the potential for double taxation and increasing corporate tax compliance burdens.
If an investor acquires 10% or more of our common shares, it may be subject to taxation under the U.S. "controlled foreign corporation" ("CFC") rules.
Under certain circumstances, a U.S. person who owns, directly or indirectly, 10% or more of the value or voting power of a foreign insurance company that is a CFC (one in which 10% U.S. shareholders own directly, indirectly or constructively more than 25% of the value or voting power of the stock) at any time during a taxable year must include in gross income for U.S. federal income tax purposes such "10% U.S. Shareholder’s" pro rata share of the CFC’s "subpart F income," even if the subpart F income is not distributed to such 10% U.S. Shareholder. "Subpart F income" of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), and insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.
While provisions in our organizational documents serve to limit voting power on our common shares, as a result of the U.S. Tax Cuts and Jobs Act, such provisions will likely not prevent a shareholder from being a 10% U.S. Shareholder and it is possible that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case an investor’s investment could be materially adversely affected, if the investor is considered to own 10% or more of the value or voting power of our shares.
U.S. Persons who hold shares will be subject to adverse tax consequences if we are considered to be a PFIC for U.S. federal income tax purposes.
If we are considered a Passive Foreign Investment Company ("PFIC") for U.S. federal income tax purposes, a U.S. person who owns any of our shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and tax on amounts in advance of when tax would otherwise be imposed, in which case an investor’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. federal income tax laws. A PFIC is generally defined as any foreign corporation if 75 percent or more of its gross income for the taxable year consists of passive income, or 50 percent or more of its assets consists of assets that produce, or are held for the production of, passive income. Under the PFIC regime, passive income generally includes dividends, interest, royalties, rents, and certain gains on the sale or exchange of property, commodities, or foreign currency. However, among other exceptions, passive income does not include any income derived in the active conduct of an insurance business (the "insurance company exception"). Under the U.S. Tax Cuts and Jobs Act, in order to qualify for the insurance company exception, income must be derived in the active conduct of an insurance business by a corporation (1) that would be subject to tax under subchapter L if it were a domestic corporation; and (2) the applicable insurance liabilities of which constitute more than 25 percent of its total assets as reported on the company’s applicable financial statement for the last year ending with or within the taxable year. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. However, we may be deemed a PFIC by the IRS in the future. There are currently no final regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.
There are U.S. income tax risks associated with the related person insurance income of our non-U.S. insurance subsidiaries.
If (i) the related person insurance income, which we refer to as "RPII," of any one of our non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year and (ii) U.S. persons were treated as owning 25% or more of the subsidiary’s stock (by vote or value), a U.S. person who owns any common shares, directly or indirectly, on the last day of such taxable year on which the 25% threshold is met would be required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately only to U.S. holders at that date, regardless of whether that income is distributed. The RPII rules, however, do not apply if direct and indirect insureds and persons related to such insureds are treated at all times during the taxable year as owning (directly or indirectly) less than 20% of the voting power and value of the subsidiary’s stock. The amount of RPII earned by a subsidiary (generally premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares of that subsidiary or any person related to that holder) would depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met in respect of any of our non-U.S. insurance subsidiaries, some of the factors that may affect the result in any period may be beyond our control. Consequently, it is possible that we could exceed the RPII threshold in any taxable year.
The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% gross income threshold was not met) and met the 25% ownership threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to dispositions of our common shares because XL Group is not itself directly engaged in the insurance business. We cannot provide absolute assurance, however, that the IRS will not successfully assert that these rules apply to dispositions of our common shares.
United States tax-exempt organizations who own our shares may recognize unrelated business taxable income.
A United States tax-exempt organization may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to it. In general, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC as discussed above and it is a United States 10% Shareholder or we earn RPII and the exceptions described above do not apply. We cannot assure you that United States persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. United States tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our shares.
XL Group may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on its financial condition.
Bermuda currently does not impose profits taxes, income taxes, capital gains taxes or any tax of the nature of estate or inheritance taxes. The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has provided XL Group an assurance that if any legislation is enacted in Bermuda that would "impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition" of any such tax will not be applicable to XL Group or any of its respective operations, shares, debentures or other obligations until March 31, 2035. It is possible that after March 31, 2035 XL Group may become subject to Bermuda taxes of the nature described above if Bermuda changes its tax laws as described in the prior sentence.
The exemptions are subject to a proviso that they are not construed to prevent the application of any tax or duty to persons who are ordinarily residents in Bermuda (the Company and our Bermuda (re)insurance subsidiaries are not so currently designated) or of any tax payable in relation to the land leased to us and our Bermuda (re)insurance subsidiaries. Our Bermuda-based subsidiaries not incorporated in Bermuda have also received similar exemptions as permit companies under the Companies Act of 1981 of Bermuda, which have also been extended to 2035. Our Bermuda (re)insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as a (re)insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda (re)insurance subsidiaries to us. The tax rules as presently applied may change in the future, however.
XLIT may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations and your investment.
In the event the Cayman Islands introduces a corporate income tax based on place of incorporation, XLIT could become subject to tax in the Cayman Islands. Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to XLIT and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of XLIT's ordinary shares, debentures or other obligations (the "Cayman Undertaking"). We intend to apply for an updated Cayman Undertaking immediately upon expiration of the current Cayman Undertaking, and expect to receive such updated Cayman Undertaking. Given the limited duration of the Cayman Undertaking and our intention to apply for a continuing exemption from taxation, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition and results of operations and on your investment.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof.
Our tax position could be adversely impacted by changes in tax laws (including the U.S. Tax Cuts and Jobs Act), tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in the United States and other jurisdictions. Such changes could cause a material and adverse change in our worldwide effective tax rate and we may have to take further action, at potentially significant expense, to seek to mitigate the effect of such changes. Any future amendments to the current income tax treaties between the jurisdictions in which we operate, could subject us to increased taxation and/or potentially significant expense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We maintain office facilities around the world including our headquarters in Bermuda, as well as North America, Europe, Latin America, the Middle East, and Asia Pacific. Most of our office facilities are leased, although we own major facilities in Bermuda, London and Dublin. Management considers its office facilities suitable and adequate for the current level of operations. See Item 8, Note 18(d), "Commitments and Contingencies - Properties," to the Consolidated Financial Statements included herein, for a discussion of our lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS
See Item 8, Note 18(g), "Commitments and Contingencies - Litigation" to the Consolidated Financial Statements included herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are listed on the NYSE under the symbol "XL." The following table sets forth the high, low and closing sales prices per share of our common shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on the common shares for the periods indicated:

	High	Low	Close	Dividends
2017 1st Quarter	$41.39	$36.50	$39.86	$0.22
2017 2nd Quarter	$44.58	$39.12	$43.80	$0.22
2017 3rd Quarter	$47.27	$36.02	$39.45	$0.22
2017 4th Quarter	$42.99	$34.92	$35.16	$0.22

2016 1st Quarter	$38.70	$33.06	$36.80	$0.20
2016 2nd Quarter	$37.23	$30.33	$33.31	$0.20
2016 3rd Quarter	$35.50	$31.97	$33.63	$0.20
2016 4th Quarter	$38.64	$32.81	$37.26	$0.20
The number of record holders of common shares at February 21, 2018 was 737. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.
In 2017, four quarterly dividends of $0.22 per share were paid to all XL Group common shareholders of record as of March 13, June 13, September 14, and December 14, respectively. In 2016, two quarterly dividends of $0.20 per share were paid to all XL-Ireland ordinary shareholders of record as of March 15 and June 15 and two quarterly dividends of $0.20 per share were paid to all XL Group common shareholders of record as of September 15 and December 15. On February 16, 2018, we announced that the Board of Directors of XL Group declared a quarterly dividend on February 15, 2018 of $0.22 per share, payable on April 2, 2018 to all XL Group common shareholders of record as of March 15, 2018. The declaration and payment of future dividends will be at the discretion of the Board and will depend upon many factors, including our earnings, financial condition, business needs, consideration of other methods of returning capital to shareholders, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.
As a holding company, our assets consist primarily of investments in subsidiaries. Accordingly, we rely on the availability of dividends and other permissible payments from our subsidiaries to pay common and preferred dividends. Our subsidiaries' payment of dividends to us is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland, Switzerland and the other jurisdictions where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our principal operating subsidiaries are licensed to transact business and by the Society of Lloyd's. In addition, under Bermuda law, XL Group is required to pay cash dividends from contributed surplus. See Item 1, "Business – Regulation," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein, for further discussion.
The following table summarizes our equity compensation plan information at December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans (Excluding Securities in column (a))
Plan Category	(a)	(b)	(c)
Share-based compensation plans approved by security holders (1)	10,770,150	$31.09	5,285,167
Share-based compensation plans not approved by security holders	—	—	—
Total	10,770,150	$31.09	5,285,167
____________

(1)
Includes for the 1991 Performance Incentive Program, 10,692,650 common shares to be issued upon the exercise of outstanding options, warrants and rights, a $31.19 weighted average exercise price of outstanding options, warrants and rights, and 5,075,633 common shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a). Includes for the XL Group Ltd Directors Stock & Option Plan, 77,500 common shares to be issued upon exercise of outstanding options, warrants and rights, a $17.34 weighted average exercise price of outstanding options, warrants and rights, and 209,534 common shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a).

Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by us during the three months ended December 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (1) (2)
October 1, 2017 to October 31, 2017	—	$—	—	$529.1	million
November 1, 2017 to November 30, 2017	704	$40.47	—	$529.1	million
December 1, 2017 to December 31, 2017	—	$—	—	$529.1	million
Total	704	$40.47	—	$529.1	million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. Any such purchases would be made in connection with satisfying tax withholding obligations of those employees.

(2)	For information regarding our share buyback activity, see Part II, Item 8, Note 19, "Share Capital - Buyback of Ordinary and Common Shares," to the Consolidated Financial Statements included herein.
Common Share Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a five-year period on our common shares from December 31, 2012 through December 31, 2017 to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property & Casualty Insurance Index. The companies included in these indices or noted as competitors under Item 1, "Business," may not be included in our compensation peer group.
The graph shows the value on December 31, 2013, 2014, 2015, 2016 and 2017, of a $100 investment made on December 31, 2012, with all dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data below is based upon our fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

(U.S. dollars in thousands)	2017	2016	2015	2014	2013
Income Statement Data:
Net premiums earned	$10,336,612	$9,777,934	$8,226,425	$5,895,070	$6,309,521
Net investment income	$829,723	$827,133	$872,370	$918,625	$957,716
Net realized gains (losses) on investments	$122,204	$112,689	$19,997	$122,991	$87,777
Net realized gains (losses) on investments - Life Funds Withheld Assets	$114,477	$149,991	$209,915	$(15,520)	$—
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	$(14,805)	$109,458	$(27,734)	$(9)	$—
Net realized and unrealized gains (losses) on derivative instruments	$(41,732)	$2,521	$53,123	$29,886	$7,798
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(206,015)	$(540,090)	$(151,691)	$(488,222)	$—
Income (loss) from investment affiliates	$139,046	$70,758	$73,320	$95,816	$138,391
Fee income and other	$48,647	$35,692	$33,201	$43,630	$40,031
Net losses and loss expenses incurred	$8,001,920	$6,072,835	$4,766,200	$3,258,393	$3,731,464
Claims and policy benefits	$39,189	$28,244	$115,997	$242,963	$465,702
Acquisition costs, operating expenses and foreign exchange gains and losses	$3,589,819	$3,674,455	$3,306,891	$2,041,865	$2,094,258
(Gain) Loss on sale of subsidiary	$—	$(7,088)	$—	$666,423	$—
(Gain) loss from the early extinguishment of debt	$1,582	$—	$5,592	$—	$—
Interest expense	$190,359	$209,763	$205,215	$134,106	$155,462
Income (loss) before income tax and income (loss) from operating affiliates	$(494,712)	$567,877	$909,031	$258,517	$1,094,348
Income (loss) from operating affiliates	$63,645	$44,397	$44,740	$107,218	$119,804
Gain on sale of operating affiliate	$—	$—	$340,407	$—	$—
Provision (benefit) for income tax	$59,070	$42,129	$(19,161)	$96,897	$77,505
Preference share dividends (1)	$95,108	$121,868	$98,721	$76,743	$77,187
Net income (loss) attributable to common shareholders	$(560,398)	$440,968	$1,207,152	$188,340	$1,059,916

(U.S. dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Per Share Data:
Earnings (loss) per common share and common share equivalent – basic	$(2.16)	$1.58	$4.22	$0.71	$3.68
Earnings (loss) per common share and common share equivalent – diluted	$(2.16)	$1.56	$4.15	$0.69	$3.63
Weighted average common shares and common share equivalents outstanding – diluted	259,893,823	282,757,804	290,998,857	271,526,525	292,069,296
Cash dividends per common share	$0.88	$0.80	$0.72	$0.64	$0.56
Balance Sheet Data:
Total investments – available for sale ("AFS")	$32,458,436	$31,919,126	$33,753,898	$30,484,053	$28,996,661
Total investments – held to maturity ("HTM")	$—	$—	$—	$—	$2,858,695
Cash and cash equivalents	$3,435,954	$3,426,988	$3,256,236	$2,521,814	$1,800,832
Restricted cash	$157,497	$153,504	$154,992	$—	$—
Investments in affiliates	$1,911,996	$2,177,645	$1,708,899	$1,637,620	$1,370,943
Unpaid losses and loss expenses recoverable	$7,247,723	$5,491,297	$5,262,706	$3,429,368	$3,435,230
Goodwill and other intangible assets	$2,225,751	$2,203,653	$2,210,266	$447,952	$411,611
Premiums receivable	$6,934,482	$5,522,976	$4,712,493	$2,473,736	$2,612,602
Total assets	$63,436,236	$58,434,102	$58,682,938	$45,046,819	$45,652,887
Deposit liabilities	$1,042,677	$1,116,233	$1,168,376	$1,245,367	$1,509,243
Unpaid losses and loss expenses	$29,696,779	$25,939,571	$25,439,744	$19,353,243	$20,481,065
Future policy benefit reserves	$3,610,926	$3,506,047	$4,163,500	$4,707,199	$4,803,816
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)	$999,219	$998,968	$914,629	$1,155,016	$—
Unearned premiums	$8,307,431	$7,293,028	$7,043,358	$3,973,132	$3,846,526
Notes payable and debt	$3,220,769	$2,647,677	$2,644,970	$1,662,580	$2,263,203
Total shareholders' equity	$11,461,320	$12,960,679	$13,654,463	$11,435,766	$11,349,298
Common shareholders’ equity	$9,848,317	$10,938,512	$11,677,079	$10,033,751	$9,997,633
Common shares outstanding	256,033,895	266,889,127	294,745,045	255,182,955	278,253,308
Book value per common share	$38.46	$40.98	$39.61	$39.31	$35.92
Fully diluted book value per common share	$38.04	$40.33	$38.87	$38.51	$35.32
Fully diluted tangible book value per common share (2)	$29.44	$32.21	$31.52	$36.79	$33.86
Operating Ratios:
Loss and loss expense ratio (3)	77.5%	62.2%	58.4%	57.0%	62.0%
Underwriting expense ratio (4)	30.8%	32.0%	33.6%	31.2%	30.5%
Combined ratio (5)	108.3%	94.2%	92.0%	88.2%	92.5%
____________

(1)
Preference share dividends represent dividends on the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares issued by XLIT. The Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares represent non-controlling interests in our consolidated financial statements. For additional information see Item 8, Note 19, "Share Capital," to the Consolidated Financial Statements.

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

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to common shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial or operational performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words "expect," "estimate," "intend," "plan," "believe," "project," "anticipate," "may," "could," or "would" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
Actual results may differ materially from those included in such forward-looking statements and therefore you should not place undue reliance on them. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such forward-looking statements includes the following:

▪	downward movement in rates for property and casualty insurance and reinsurance;

▪
changes in the size of our claims relating to unpredictable natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date and the likelihood of longer development periods associated with the characteristics of certain catastrophes;

▪
the impact of recent tax reform on our business, investments and assets, including the following potential impacts of the U.S. Tax Cuts and Jobs Act: (i) changes to valuation of deferred tax assets and liabilities; (ii) higher costs associated with such tax reform than expected; (iii) the risk that technical corrections, regulations, and supplemental legislation and future interpretations or applications thereof may be issued in the future or (iv) the risk that other changes may be issued in the future, including the rules affecting the valuation of deferred tax assets;

▪
changes in the number of insureds and ceding companies impacted or the ultimate number and value of individual claims relating to natural catastrophe events due to the preliminary nature of reports and estimates of loss and damage to date;

▪	changes in the amount or type of business that we write, whether due to our actions, changes in market conditions or other factors, and the amount of premium attributable to such business;

▪
the availability, cost or quality of ceded reinsurance, and the timely and full recoverability of such reinsurance, or other amounts due to us, or changes to our projections related to such recoverables;

▪	actual loss experience from insured or reinsured events and the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

▪
increased competition on the basis of pricing, capacity, coverage terms or other factors, such as the increased inflow of third party capital into reinsurance markets, which could harm our ability to maintain or increase business volumes or profitability;

▪
greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data, including due to the change in climate conditions;

▪
the impact of changes in the global financial markets, such as the effects of inflation on our business, including on pricing and reserving, changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of our investments, future financing activities and access to such markets, our ability to pay claims or general financial condition;

▪	trends in the insurance or reinsurance industries;

▪	our ability to successfully implement our business strategy;

▪	our ability to successfully attract and raise additional third party capital for existing or new investment vehicles;

▪	changes in credit ratings and rating agency policies or practices, which could trigger cancelation provisions in our assumed reinsurance agreements or impact the availability of our credit facilities;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments that could result in changes to investment valuations;

▪
unanticipated constraints on our liquidity, including the availability of borrowings and letters of credit under credit facilities that inhibit our ability to support our operations, including our ability to underwrite policies and pay claims;

▪	the ability of our subsidiaries to pay dividends to XL Group, XLIT and Catlin Insurance Company Ltd;

▪	changes in regulators or regulations applicable to us;

▪	the effects of business disruption, economic contraction or economic sanctions due to unpredictable global political and social conditions such as war, terrorism or other hostilities, or pandemics;

▪	the actual amount of new and renewal business and acceptance of our products and services, including new products and services and the materialization of risks related to such products and services;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	bankruptcies or other financial concerns of companies insofar as they affect P&C coverages or claims that we may have as a counterparty;

▪
the effects of mergers, acquisitions and divestitures, including our ability to modify our internal control over financial reporting, changes to our risk appetite and our ability to realize the value or benefits expected, in each case, as a result of such transactions;

▪
the economic, political, monetary, and operational impacts of Brexit, including unanticipated costs or complications associated with our decision to redomesticate XL Insurance Company SE from the U.K. to Ireland, or the possibility that this redomestication or other Brexit-related decisions do not have the results anticipated;

▪	changes in general economic, political or monetary conditions in Euro-Zone countries or emerging markets, or governmental actions for the purposed of stabilizing financial markets;

▪	judicial decisions and rulings, new theories of liability or emerging claims coverage issues, legal tactics and settlement terms; and

▪	the other factors set forth in Item 1A, "Risk Factors," and our other documents on file with the SEC.
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
Underwriting Environment and Outlook for 2018
The P&C insurance and reinsurance markets have historically been cyclical, meaning that, based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to us (a "hard market") and there have been periods where premium rates decline and policy terms and conditions are less favorable (a "soft market"). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Our goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing our P&C book of business and exposures if and when rates deteriorate during soft market periods.
Prior to the catastrophic events in the second half of 2017, soft market conditions and a low interest rate environment have impacted the P&C insurance and reinsurance markets, with (re)insurance companies looking for ways to lower their cost of capital and improve the returns on their assets. As a result, they are continually re-evaluating their current approach to capital management and are looking toward alternative and secondary markets for enhanced returns, lower expenses and a lower cost of capital. Specifically, insurers find themselves in a market in which they need to have greater scale and diversification as a means to stay relevant in meeting the evolving demands of insureds and at the same time maintain profitability.
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
In 2017, our focus within our P&C operations was mainly on profitable growth, continued underwriting improvement, customer service and development of new products and solutions. The effect of these efforts shows in our overall premium growth in both segments despite tough market conditions, without sacrificing quality, as evidenced by our loss and combined ratios excluding the effects of prior year development and natural catastrophe activity. Efforts continued as well to refine our portfolios to maintain profitable business while exiting certain underperforming businesses. The following outlines some of these initiatives as well as recent renewal activity and January 2018 rate indications for both of our segments, in light of the recent catastrophic events together with other potential material trends or uncertainties relevant to our P&C operations.
There can be no assurance, however, that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
The pricing headwinds that have been endured since 2015 have finally stalled in light of the industry’s 2017 catastrophe losses, and there is clear evidence of a changing market. For the year ended December 31, 2017, rates overall were down approximately 1% compared to down 2.6% in the corresponding prior year period, and for the three months ended December 31, 2017, pricing in the Insurance segment was up nearly 1% reflecting the first quarterly increase since the fourth quarter of 2014.
Pricing in our International business lines were up 1.4% for the year with most lines contributing to the increase with the exception of property which was flat year over year. Our North America business lines were down approximately 1% for the year mostly driven by our professional lines, partially offset by modest rate increases in environmental, excess & surplus lines and property books. Our Global Lines businesses were down approximately 2% for the year driven by continued competitive conditions across most of the portfolio, partially offset by increases in fine art & specie, accident & health and London wholesale. For the three months ended December 31, 2017, pricing in our International business lines were up 2.8%, our Global Lines businesses were up 1.2% and our North America business lines were largely flat.
Gross premiums written in the year were up by 4.4%, or $420 million on a reported basis compared to the prior year, and when we normalize for foreign exchange, up by nearly 5% for the year. Our largest growing portfolios included our International property, casualty and financial lines books, our North America construction, property and global risk management books, as well as our Global Lines fine art & specie, accident & health and political risk, credit and bond businesses. See "Income Statement Analysis - Insurance," for further discussion of our premium movements.
The trading environment for our core lines of insurance business is showing evidence of broad and more sustainable rate improvements. Despite January 1, 2018 renewal rates being somewhat dampened by pre-storm and multi-year renewals, we are seeing rate increases in the 3-4% range for the segment as a whole and fully expect rate increases to continue in upcoming renewals as we lead this change in the market. We will continue to focus on those lines of business that we believe provide the best return on capital. Through continued expense management, improvements in business mix, on-going underwriting actions, and increased efficiency in our use of reinsurance, we remain committed to improving our margins in the coming year.
Reinsurance
During 2017 the underwriting environment continued to be challenging in most of our classes, but we did see evidence of rate improvements with rates up by approximately 1% in the fourth quarter. Price decreases decelerated in 2017 compared to 2016 and with early January 2018 rate observations we are seeing evidence of broad and more sustainable rate improvements.
For the year ended December 31, 2017, rates across the segment were down approximately 1%. Our global catastrophe portfolio was down 2.8% for the year, significantly less than the 5.1% decrease we experienced in 2016. In the remainder of the property treaty book, rates were down 1.5% in 2017.
For the recently completed January 1 renewals, rates were positive 4.7% across the portfolio. Property catastrophe rates globally increased by 6.4% with international rates up 3.2% and U.S. rates increasing by 8.5%. Rates on our casualty treaty book were up 4.8% and rates on the remainder of the business were directionally encouraging.
Investment Environment
During 2017 world economies continued to register economic expansion, with many improving through the year. Unlike prior years, the expansion was broad based, with the U.S., Europe and emerging markets growing in tandem. Europe, in particular, had a strong acceleration as the market-friendly outcome of the French elections, together with continued stimulus from the European Central Bank ("ECB"), led to improved sentiment and consumer spending. China was also a positive contributor to growth worldwide, as policy stimulus and rising property prices also made their way to support increased consumption.
Contrary to initial expectations, inflationary pressures continued to be subdued during most of the year. Commodity prices were a headwind to inflation in the first half of the year and several idiosyncratic factors (e.g. telecom prices) also negatively weighted on U.S. inflation. Towards the end of the year, the recovery in commodity prices and uptick in producer prices lent weight to expectations of a recovery in inflation. Wage growth has remained muted despite tightness of labor markets around the world.
The year also marked a shift in monetary stimulus, as several central banks around the world started to unwind parts of the stimulus previously provided. The Bank of England raised interest rates for the first time since the financial crisis, the U.S. Federal Reserve ("Fed") managed to execute three interest rate increases in the period and also announced a timetable for its balance sheet reduction, and the ECB reduced the volume of its asset purchase program.
Financial markets welcomed the positive economic news and lack of inflationary pressures with strong support of risk assets. Developed world equity markets returned over 20%, and emerging markets posted even stronger returns. Sizable spread compression also occurred, with investors benefiting from tighter levels across the credit spectrum. Interest rates traded mostly sideways, except for short U.S. rates, which went up following the Fed rate increases, and long Bunds, which increased moderately given positive economic news in Europe.
Looking ahead, we expect a continuation of the supportive growth environment, as the world economy moves further into the late stage of the business cycle, with capital spending and consumer growth taking center stage as growth contributors. In the U.S., we are likely to see a temporary acceleration as the tax cuts slowly translate into economic growth and contribute to improved consumer sentiment. In China, however, growth is expected to moderate as the authorities reduce expansionary policies and increase structural reforms.
Inflation is expected to increase in 2018, as tighter labor markets put wages under pressure, particularly in the U.S. Even in economies where inflation has been more subdued, conditions are in place for inflation to tick up closer to (but still below) the ECB’s target.
In an environment of positive growth and recovery in inflation, we expect central banks around the world to continue to unwind monetary stimulus. The Fed is expected to raise interest rates at least three times in the year, and the ECB is expected to allow quantitative easing to expire and also provide a roadmap for the first rate increases since 2011. On the fiscal front, as deficit pressures are reduced, fiscal policy will not be a headwind to growth, including in the U.S., given the recently announced tax cuts.
The main risk to this outlook is a faster than anticipated rise in inflation, forcing more drastic tightening by central banks, with the potential negative impact to growth. Also, in China the difficulties in managing the slowdown could cause a growth scare similar to the one witnessed in late 2015.

Results of Operations and Key Financial Measures
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands, except ratios and per share amounts)	2017	2016	2015	Change 2017 vs 2016		Change 2016 vs 2015
Net income (loss) attributable to common shareholders	$(560,398)	$440,968	$1,207,152	N/M		(63.5)%
Earnings (loss) per common share – basic	$(2.16)	$1.58	$4.22	N/M		(62.6)%
Earnings (loss) per common share – diluted	$(2.16)	$1.56	$4.15	N/M		(62.4)%
Weighted average number of common shares and common share equivalents outstanding, in thousands – basic	259,894	278,957	286,194	(6.8)%		(2.5)%
Weighted average number of common shares and common share equivalents outstanding, in thousands – diluted	259,894	282,758	290,999	(8.1)%		(2.8)%
Underwriting profit (loss) - P&C operations	$(862,067)	$570,653	$653,191	N/M		(12.6)%
Combined ratio - P&C operations	108.3%	94.2%	92.0%	14.1	pts	2.2	pts
Net investment income - P&C operations (1)	$672,317	$640,656	$644,312	4.9%		(0.6)%
Operating net income (2)	$(521,585)	$460,729	$705,994	N/M		(34.7)%
Operating net income per common share (2)	$(2.01)	$1.63	$2.43	$(3.64)		$(0.8)
Return on average common shareholders' equity	(5.4)%	3.9%	11.1%	(9.3	)pts	(7.2	)pts
Operating return on average common shareholders' equity (2)	(5.0)%	4.1%	6.5%	(9.1	)pts	(2.4	)pts
Operating return on average common shareholders' equity excluding accumulated other comprehensive income (2)	(5.4)%	4.3%	7.2%	(9.7	)pts	(2.9	)pts
Operating return on common shareholders' equity excluding integration costs (2)	(4.4)%	5.9%	7.8%	(10.3	)pts	(1.9	)pts
Operating return on common shareholders' equity excluding integration costs and accumulated other comprehensive income (2)	(4.8)%	6.2%	8.7%	(11.0	)pts	(2.5	)pts

(U.S. dollars)	2017	2016	2015	Change 2017 vs 2016		Change 2016 vs 2015
Book value per common share	$38.46	$40.98	$39.61	$(2.52)		$1.37
Fully diluted book value per common share	$38.04	$40.33	$38.87	$(2.29)		$1.46
Fully diluted tangible book value per common share (2)	$29.44	$32.21	$31.52	$(2.77)		$0.69
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structure products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation.

(2)	Represents a non-GAAP financial measure as discussed further below.

*	N/M - Not Meaningful
The following are descriptions of these key financial measures and a brief discussion of the factors influencing them.
Net income (loss) attributable to common shareholders ("Net income")
Underwriting profit and Combined Ratio – P&C operations
One way that we evaluate the performance of our P&C operations is by underwriting profit or loss. Underwriting profit or loss is also a key component of our net income. We do not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from net premiums earned less net losses incurred and expenses related to underwriting activities.
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

The following table presents the ratios for our P&C operations for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015	Percentage Point Change
				2017 vs 2016	2016 vs 2015
Loss and loss expense ratio	77.5%	62.2%	58.4%	15.3	3.8
Acquisition expense ratio	17.3%	16.5%	16.0%	0.8	0.5
Operating expense ratio	13.5%	15.5%	17.6%	(2.0)	(2.1)
Underwriting expense ratio	30.8%	32.0%	33.6%	(1.2)	(1.6)
Combined ratio	108.3%	94.2%	92.0%	14.1	2.2
2017 vs. 2016: The 14.1 percentage point increase in our combined ratio was the result of a 15.3 percentage point loss ratio increase, mostly attributable to significant natural catastrophe activity during the year. The loss ratio increase is partially offset by a decrease in the underwriting expense ratio of 1.2 percentage points, which was mainly driven by decreases in our operating expense ratio, which are due to a reduction in variable compensation costs resulting from the natural catastrophe loss impact on our results, synergies realized through integration efforts, as well as the completion of integration during the year. See "Significant Items Affecting the Results of Operations - The impact of natural catastrophe loss events" for additional information on natural catastrophe loss activity.
2016 vs. 2015: The 2.2 percentage point increase in our combined ratio was the result of a 3.8 percentage point loss ratio increase, mostly attributable to higher natural catastrophe activity, including the Fort McMurray wildfires, Hurricane Matthew in the southeast U.S. and other events as noted in "Significant Items Affecting the Results of Operations" included herein. The loss ratio increase is partially offset by a decrease in the underwriting expense ratio of 1.6 percentage points, which was mainly driven by decreases in our operating expense ratio, resulting from synergies realized from the Catlin Acquisition.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss and loss expenses reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Income Statement Analysis - Investment Activities (Excluding Life Funds Withheld Assets)" below for a discussion of our net investment income for the year ended December 31, 2017.
Net income and earnings per share ("EPS")
The following table presents the net income and earnings per common share for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands, except per share amounts)	2017	2016	2015	Change 2017 vs 2016	Change 2016 vs 2015
Net income (loss)	$(560,398)	$440,968	$1,207,152	N/M	(63.5)%
EPS - basic	$(2.16)	$1.58	$4.22	N/M	(62.6)%
EPS - diluted	$(2.16)	$1.56	$4.15	N/M	(62.4)%
____________

*	N/M - Not Meaningful
2017 vs. 2016: The decreases in our net income, basic EPS and diluted EPS for the year ended December 31, 2017 were attributable to the movements in our underwriting profit and combined ratio as discussed above, as well as a one-time tax charge of $100.5 million related to the revaluation of our net deferred tax asset as a result of the reduced U.S. corporate income tax rate as part of the U.S. Tax Cuts and Jobs Act.

2016 vs. 2015: The decrease in our net income, basic EPS and diluted EPS for the year ended December 31, 2016 were attributable to movements within our Life retrocession derivative, as discussed in Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial statements included herein, as well as increased losses and loss expenses incurred, due to natural catastrophe activity during the year, as noted above. Additionally, in 2015, we recognized the gain on the sale of our operating affiliate, ARX Holding Corp. ("ARX"), as discussed in Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included herein.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to common shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, (2) our net realized (gains) losses on investments sold - excluding Life Funds Withheld Assets, (3) our net realized (gains) losses on investments sold (including OTTI) and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets, (4) our net realized and unrealized (gains) losses on derivatives, (5) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (6) our share of items (2) and (4) for our insurance company affiliates for the periods presented, (7) our foreign exchange (gains) losses, (8) our expenses related to the acquisition of Catlin Group Limited ("Catlin") completed on May 1, 2015 ("Catlin Acquisition"), (9) our gain on the sale of our interest in ARX Holding Corp., (10) our gain on the sale of our wholly-owned subsidiary XL Life Insurance and Annuity Company and the partial sale of our holdings in New Ocean Capital Management, (11) our loss on the inception of the U.S. Term Life Retro Arrangements, (12) our net (gains) losses on the early extinguishment of debt, (13) our net (gains) losses from the repurchase of preference shares, (14) tax provision arising from our write-down of our deferred tax asset related to the U.S. Tax Cuts and Jobs Act, and (15) a provision (benefit) for income tax on items excluded from operating income.
Although the investment of premiums to generate income (or loss) and realized capital gains (or losses) is an integral part of our operations, the determination to realize capital gains (or losses) is independent of the underwriting process. In addition, under applicable GAAP accounting requirements, losses can be recognized as the result of other-than-temporary declines in value and from goodwill impairment charges without actual realization. In this regard, certain users of our financial information, including certain rating agencies, evaluate earnings before tax and capital gains to understand the profitability of the operational sources of income without the effects of these two variables. Furthermore, these users believe that, for many companies, the timing of the realization of capital gains is largely a function of economic and interest rate conditions.
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
Foreign exchange (gains) losses in the Consolidated Statements of Income are only one element of the overall impact of foreign exchange fluctuations on XL's financial position and are not representative of any economic gain or loss made by the Company. Accordingly, they are not considered a relevant indicator of financial performance and are excluded.
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

(U.S. dollars in thousands, except per share amounts)	2017	2016	2015	Change 2017 vs 2016	Change 2016 vs 2015
Operating net income	$(521,585)	$460,729	$705,994	N/M	(34.7)%
Operating net income per share - diluted	$(2.01)	$1.63	$2.43	$(3.64)	$(0.8)
____________

*	N/M - Not Meaningful
2017 vs. 2016: The decrease in operating income is principally attributed to the significant natural catastrophe activity as noted above.
2016 vs. 2015: The decrease in operating income is due mainly to the increased natural catastrophe activity as noted above.
Return on average common shareholders' equity ("ROE") and other non-GAAP ROE-derived measures
ROE is calculated by dividing the annualized net income (loss) attributable to common shareholders for any period by the average of the opening and closing shareholders' equity attributable to XL Group ("common shareholders' equity"). We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line.
Operating return on average common shareholders' equity ("Operating ROE") is another non-GAAP financial measure that we consider important in evaluating our operating performance for the same reasons noted in Operating net income above. Operating ROE is a widely used measure of any company's profitability that is calculated by dividing non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity. In addition, compensation of our senior officers is dependent on, among other factors, the achievement of our performance goals to enhance common shareholder value as measured by Operating ROE (as may be adjusted for certain items as determined by our Management Development and Compensation Committee).
Operating return on average common shareholders' equity excluding accumulated other comprehensive income ("AOCI") ("Operating ROE ex-AOCI") is an additional non-GAAP financial measure of our profitability. The most significant component of this financial measure is the exclusion of mark to market fluctuations on our investment portfolio that have not been realized through sales. We believe that this is a meaningful measure because it demonstrates our core performance as a (re)insurance company without the impact of investment market volatility. Operating ROE ex-AOCI is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
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
Operating return on average common shareholders' equity excluding integration costs and AOCI ("Operating ROE ex-integration and AOCI") is an additional non-GAAP financial measure of our profitability that combined the effects of the two metrics discussed above. Operating ROE ex-integration costs and AOCI is derived by dividing non-GAAP operating net income excluding integration costs for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
The following table presents the measures discussed above for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015	Change 2017 vs 2016		Change 2016 vs 2015
ROE	(5.4)%	3.9%	11.1%	(9.3	)pts	(7.2	)pts
Operating ROE	(5.0)%	4.1%	6.5%	(9.1	)pts	(2.4	)pts
Operating ROE ex-AOCI	(5.4)%	4.3%	7.2%	(9.7	)pts	(2.9	)pts
Operating ROE ex-integration costs	(4.4)%	5.9%	7.8%	(10.3	)pts	(1.9	)pts
Operating ROE ex-integration costs and AOCI	(4.8)%	6.2%	8.7%	(11.0	)pts	(2.5	)pts
2017 vs. 2016: The decreases in our Operating ROE metrics were principally attributable to the significant natural catastrophe activity as noted above.
2016 vs. 2015: The decreases in our Operating ROE metrics were due mainly to the increased natural catastrophe activity as noted above.

Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Financial Measures" below.
Book value per common share and other book value-derived measures
We view the change in our book value per common share ("BVPS") and fully diluted book value per share ("Fully diluted BVPS") as additional measures of our performance, representing the value generated for our common shareholders each period, and we believe that these measures are key drivers of our share price over time. BVPS is calculated by dividing common shareholders' equity by the number of outstanding common shares at the applicable period end. Common shares outstanding include all common shares issued and outstanding (as disclosed on the face of the Consolidated Balance Sheets) as well as all director share units outstanding. Fully diluted BVPS is calculated by dividing common shareholders' equity by the number of outstanding shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. BVPS and Fully diluted BVPS are affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Common shares outstanding include all common shares issued and outstanding (as disclosed on the face of the Consolidated Balance Sheets) as well as all director share units outstanding.
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
The following table presents the measures discussed above for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars)	2017	2016	2015	Change 2017 vs 2016	Change 2016 vs 2015
Book value per common share	$38.46	$40.98	$39.61	$(2.52)	$1.37
Fully diluted book value per common share	$38.04	$40.33	$38.87	$(2.29)	$1.46
Fully diluted tangible book value per common share	$29.44	$32.21	$31.52	$(2.77)	$0.69
2017 vs. 2016: The decreases in our BVPS, Fully diluted BVPS and Fully diluted TBVPS were mainly due to the lower net income discussed above, plus the effects of preferred and common dividends during the year, as well as the effect of the share buyback activity, partially offset by the increase in our unrealized gains on investments.
2016 vs. 2015: The increases in our BVPS, Fully diluted BVPS and Fully diluted TBVPS were primarily a result of common share buyback activity during the year. Additionally, we added positive net income, net of dividends paid, for the year to our retained earnings.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Financial Measures" below.

Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of our Operating ROE measures for the years ended December 31, 2017, 2016 and 2015 and Fully diluted TBVPS at December 31, 2017, 2016 and 2015, as well as information about goodwill and intangible assets, outstanding shares and shareholders' equity, which are used in various of the non-GAAP financial measures:

(U.S. dollar in thousands, except per share amounts)	2017	2016	2015
Net income (loss) attributable to common shareholders	$(560,398)	$440,968	$1,207,152
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	206,015	540,090	151,691
Net realized (gains) losses on investments and net unrealized (gains) losses on investments, Trading - Life Funds Withheld Assets	(99,672)	(259,449)	(182,181)
Net investment income - Life Funds Withheld Assets	(127,047)	(154,751)	(187,489)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(30,603)	9,142	(7,068)
Net income (loss) attributable to common shareholders excluding Contribution from GreyCastle Life Retrocession Arrangements	$(611,705)	$576,000	$982,105
Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	(122,204)	(112,689)	(19,997)
Net realized and unrealized (gains) losses on derivatives	41,732	(2,521)	(53,123)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(782)	2,931	2,732
Foreign exchange (gains) losses excluding Life Funds Withheld Assets	75,223	(18,720)	29,572
Expenses related to Catlin acquisition	—	—	64,748
(Gain) Loss on sale of subsidiary	—	(7,088)	—
Gain on sale of operating affiliate	—	—	(340,407)
Loss on U.S. Term Life Retro Arrangements	—	—	34,986
(Gain) loss from the early extinguishment of debt	1,582	—	5,592
(Gain) loss from repurchase of preference shares	(14,290)	—	—
Write-down of deferred tax asset related to U.S. Tax Cuts and Jobs Act	100,500	—	—
(Provision) benefit for income tax on items excluded from operating income (2)	8,359	22,816	(214)
Operating net income (loss)	$(521,585)	$460,729	$705,994
Integration costs	73,067	220,355	156,368
(Provision) benefit for income tax on integration costs	(7,745)	(18,725)	(16,419)
Operating net income (loss) (excluding integration costs)	$(456,263)	$662,359	$845,943
Per common share results - diluted:
Net income (loss) attributable to common shareholders	$(2.16)	$1.56	$4.15
Operating net income (loss)	$(2.01)	$1.63	$2.43
Weighted average common shares outstanding:
Basic	259,893,823	278,957,444	286,194,248
Diluted (3)	259,893,823	282,757,804	290,998,857
Return on common shareholders' equity:
Opening common shareholders' equity	$10,938,512	$11,677,079	$10,033,751
Closing common shareholders' equity	9,848,317	10,938,512	11,677,079
Average common shareholders' equity for the period	10,393,415	11,307,796	10,855,415
Opening AOCI	715,546	686,616	1,484,458
Closing AOCI	889,431	715,546	686,616
Average AOCI for the period	802,489	701,081	1,085,537
Average common shareholders' equity for the period excluding average AOCI	9,590,927	10,606,715	9,769,878
Return on average common shareholders' equity	(5.4)%	3.9%	11.1%
Operating return on average common shareholders' equity	(5.0)%	4.1%	6.5%
Operating return on average common shareholders' equity excluding AOCI	(5.4)%	4.3%	7.3%
Operating return on average common shareholders' equity excluding integration costs	(4.4)%	5.9%	7.8%
Operating return on average common shareholders' equity excluding integration costs and AOCI	(4.8)%	6.2%	8.7%

	December 31, 2017	December 31, 2016	December 31, 2015
Book value per common share:
Closing common shares outstanding - basic	256,033,895	266,927,220	294,783,992
Closing common shares outstanding - diluted	258,901,212	271,224,790	300,390,474
Book value per common share	$38.46	$40.98	$39.61
Fully diluted book value per common share	$38.04	$40.33	$38.87
Goodwill and other intangible assets	$2,225,751	$2,203,653	$2,210,266
Tangible book value	$7,622,566	$8,734,859	$9,466,813
Fully diluted tangible book value per common share	$29.44	$32.21	$31.52
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

Significant Items Affecting the Results of Operations
Our net income and other financial measures as shown above for the year ended December 31, 2017 were affected by, among other things, the following significant items:

1)	The impact of the decrease of the discount rate used to calculate lump sum awards in U.K. bodily injury cases ("Ogden Rate");
2)    The impact of natural catastrophe events;
3)     Continuing competitive factors impacting the underwriting environment;
4)    Prior year development;
5)     Market movement impacts on our investment portfolio; and
6)    The revaluation of our net deferred tax asset as a result of the U.S. Tax Cuts and Jobs Act

1)	Impact of the decrease of the Ogden Rate
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
Since this initial recognition, we have continued to analyze emerging claims data on the impacted motor portfolios and released $12.5 million of incurred but not reported loss reserves, lowering our ultimate pre-tax impact to $62.5 million.
We have not been a large writer of U.K. motor business, but have some exposure from business written on a non-proportional reinsurance basis. This portfolio was scaled back beginning in 2009 as periodic payment orders became more prevalent and more costly.

2)	The impact of natural catastrophe events
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the years ended December 31, 2017, 2016 and 2015:

	Natural Catastrophe Underwriting Losses			Natural Catastrophe Loss Ratio Impact
(U.S. dollars in thousands, except ratios)	2017	2016	2015	2017	2016	2015
Insurance	$1,065,511	$329,878	$150,389	15.8%	4.9%	2.6%
Reinsurance	949,327	306,458	62,813	27.3%	10.2%	2.6%
Total P&C	$2,014,838	$636,336	$213,202	19.7%	6.6%	2.6%
Notable natural catastrophes for the years ended December 31, 2017, 2016 and 2015 and the underwriting loss incurred (in parenthetical) for the most significant natural catastrophes, in terms of our losses net of reinsurance recoveries and reinstatement premiums, were as follows:
•2017 - included significant catastrophe activity as outlined below:

(U.S. dollars in thousands)	Gross losses and loss expenses	Net losses and loss expenses
Hurricane Harvey
Insurance	$(429,095)	$(220,615)
Reinsurance	(249,800)	(156,302)
Total P&C	$(678,895)	$(376,917)

Hurricane Irma
Insurance	$(632,141)	$(309,325)
Reinsurance	(544,869)	(345,894)
Total P&C	$(1,177,010)	$(655,219)

Hurricane Maria
Insurance	$(315,600)	$(164,595)
Reinsurance	(315,123)	(204,353)
Total P&C	$(630,723)	$(368,948)

Northern California Wildfires
Insurance	$(40,000)	$(31,499)
Reinsurance	(295,760)	(202,126)
Total P&C	$(335,760)	$(233,625)

So. California Wildfires, Cyclone Debbie, Mexican Earthquake, Typhoon Hato and other
Insurance	$(413,493)	$(317,508)
Reinsurance	(124,932)	(114,010)
Total P&C	$(538,425)	$(431,518)

Reinstatement and adjustment premiums		51,389

Total P&C catastrophe losses	$(3,360,813)	$(2,014,838)

Redeemable non-controlling interest		26,767

Total P&C catastrophe losses, net of redeemable non-controlling interest		$(1,988,071)

•
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

Our loss estimates are based on combinations of our review of individual treaties and policies expected to be impacted, commercial model outputs, client data received through the date the estimates are made, and consideration of expectations of total insured market loss estimates, if available, both from published sources and our internal analysis. Our loss estimates involve the exercise of considerable judgment due to the complexity and scale of the insured events, and are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
See "Income Statement Analysis" herein for further information regarding these large loss events within each of the Company's operating segments.

3)	Continuing competitive factors impacting the underwriting environment
For further information in relation to the underwriting environment, including details relating to rates and retention, see "Executive Overview - Underwriting Environment and Outlook for 2018," above.

4)	Prior year development
Prior year development occurs when there is a change recorded during the year to the ultimate loss of a prior accident year. Favorable prior year development occurs when there is a decrease recorded during the year to the ultimate loss of a prior accident year. Adverse prior year development occurs when there is an increase recorded during the year to the ultimate loss of a prior accident year.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.

5)	Market movement impacts on the Company's investment portfolio (Excluding Life Funds Withheld Assets)
During the year ended December 31, 2017, the positive mark to market change of $296.9 million on our AFS investments, including Other Investments, was primarily driven by an increase in interest rates and by tightening credit spreads across our major jurisdictions. An increase in equity index prices also contributed to the positive mark to market change from our equity portfolio. This represents an approximately 0.8% appreciation in average total investment assets for the year ended December 31, 2017.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the year ended December 31, 2017 (1) ('+'/'-' represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2017 (1) ('+'/'-' represents widening / tightening of credit spreads)	Equity Market Price Movement for the year ended December 31, 2017 (1) ('+'/'-' represents increases / decreases in common equity market benchmarks)
United States	+28 basis points (5 year Treasury)	-28 basis points (US Corporate A rated)	+21.62% (MSCI All Countries World Index)
		+10 basis points (US Mortgage Master Index)	+19.42% (S&P500 Index)
United Kingdom	+25 basis points (5 year Gilt)	-13 basis points (UK Corporate, AA rated)
Euro-zone	+33 basis points (5 year Bund)	-23 basis points (Europe Corporate, A rated)
__________

(1)	Source: Bloomberg Finance L.P.
Net realized gains on investments in the year ended December 31, 2017 totaled $122.2 million, including net realized losses of approximately $13.3 million related to other-than-temporary impairment ("OTTI") charges on certain of our fixed income investments. For further analysis of this, see "Income Statement Analysis" below.

6)    The revaluation of our net deferred tax asset as a result of the U.S. Tax Cuts and Jobs Act
The U.S. Tax Cuts and Jobs Act was passed in December 2017, reducing the U.S. corporate income tax rate. As a result, we realized a one-time charge of $100.5 million in 2017 due to the revaluation of our net deferred tax asset. See Item 8, Note 23, "Taxation" to the Consolidated Financial Statements included herein for further discussion.
OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities, integration of acquired businesses, and monitoring regulatory change.
Catlin Integration
We closed the Catlin Acquisition on May 1, 2015. Management was highly focused on successfully integrating Catlin and realizing the anticipated synergies associated with this significant acquisition. Following the initial announcement of the proposed transaction, management developed a comprehensive integration plan that identified key areas of focus and action plans in anticipation of closing and implemented that plan following the closing of that transaction. The recognition of integration costs related to the Catlin Acquisition was completed in the second quarter of 2017.
Capital Management
Fundamental to supporting our business model is our ability to underwrite business, which is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that we are downgraded, our ability to write business, as well as our financial condition and/or results of operations, could be adversely affected. Managing our capital, debt and leverage is an important part of maintaining the necessary ratings positions.
Buybacks of Common Shares
For a discussion of our share buyback activity, please see Item 8, Note 19, "Share Capital," to the Consolidated Financial Statements included herein.
Buybacks of Preference Shares and Repurchase of Debt
For a discussion of the repurchase of preference shares and subordinated notes issued by our subsidiaries, XLIT and Catlin Insurance Company Ltd. ("Catlin-Bermuda"), please see Item 8, Note 19, "Share Capital and Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein, respectively.
Risk Management
Our risk management and risk appetite framework is outlined in Item 1, "Business – Enterprise Risk Management," included herein. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions based on our evaluation and detailed analysis with a measurement date of October 1, 2017. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1-in-100 Event	1-in-250 Event
			Probable Maximum Loss (2)	Probable Maximum Loss (2)
North Atlantic	Windstorm	October 1, 2017	$1,229	$2,382
North America	Earthquake	October 1, 2017	$939	$1,673
Europe	Windstorm	October 1, 2017	$425	$854
Japan	Earthquake	October 1, 2017	$475	$780
Japan	Windstorm	October 1, 2017	$292	$391
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

October 1, 2017 net risk exposure levels were impacted by the interaction of the significant natural catastrophe events in August and September as noted in "Significant Items Affecting the Results of Operations," with our various risk transfer programs, as well as the benefit of additional reinsurance purchased in September 2017. While total available limits were eroded by these events, remaining protection was more responsive for future events due to erosion of aggregate deductibles.
We actively evaluate and manage our net exposure profile, and continued to do so through the end of 2017 and into 2018. Our net exposure profile reflects the seasonality of exposure, events that have occurred earlier in the year and the economics of various risk transfer mechanisms.
The table below shows our estimated per event probability exposures for certain peak natural catastrophe peril regions based on our evaluation and detailed analysis with a measurement date of October 1, 2017, adjusted to include reinsurance programs in place as of January 31, 2018. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1-in-100 Event	1-in-250 Event
			Adjusted Probable Maximum Loss (2)	Adjusted Probable Maximum Loss (2)
North Atlantic	Windstorm	October 1, 2017	$832	$1,828
North America	Earthquake	October 1, 2017	$793	$989
Europe	Windstorm	October 1, 2017	$790	$931
Japan	Earthquake	October 1, 2017	$529	$740
Japan	Windstorm	October 1, 2017	$462	$487
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

Regulatory Change
We continue to monitor and assess regulatory initiatives and legislation relevant to our business. In particular, we continue to monitor closely and assess relevant developments and proposals regarding national, regional and global capital standards that affect us or in the future could affect us.
On September 12, 2017, we announced that the BMA our group supervisor, had approved the use of a full internal model to calculate our enhanced capital requirements in substitution of the Bermuda Solvency Capital Requirement standard formula.
See "Business - Regulation," included in Item 1 for additional discussion of regulatory matters, including group supervision and Solvency II. In addition, see "Brexit-Related Recent Developments" below for a discussion of Brexit.
Brexit-Related Recent Developments
Negotiations to determine the terms of the U.K.'s withdrawal from the E.U. by March 2019 under article 50 of the Treaty on European Union, as well as the U.K's relationship with the E.U. and individual E.U. member states post-Brexit, have commenced, but remain largely unresolved.
While Brexit did not materially affect our financial condition or results of operations for the year ended December 31, 2017, we anticipate that Brexit will disrupt our U.K. domiciled entities', including our Lloyd's syndicates', ability to "passport" within the E.U. Passporting means that an E.U.-domiciled entity can write insurance or reinsurance in another E.U. member state while only being regulated by the regulator in its country of domicile. As a consequence, on September 19, 2017, we announced our plan to redomesticate our principal E.U. insurance company, XL Insurance Company SE ("XLICSE") to Ireland in 2018, subject to certain regulatory approvals. The redomestication will result in XLICSE remaining in the E.U. post Brexit so that it can continue to benefit from passporting through its branch network within the E.U.
In the U.K., we will retain Catlin Insurance Company Ltd ("CICL UK"), a U.K. regulated insurance company, and our Lloyd’s of London ("Lloyd's") operations. The ability to issue both Lloyd's and CICL UK paper in the U.K. as well as XLICSE paper in the E.U. well positions us for business that could otherwise be disrupted from any loss of passporting rights as a result of the U.K. leaving the E.U. With these changes, we anticipate being able to provide continuity of service to our clients and brokers although there can be no assurances that business will not be interrupted. We continue to review our European legal entity structure to consider other possible changes that may need to be made to preserve our E.U.-domiciled entities' passporting regime.

Currently, Lloyd's is wholly reliant on the passporting regime to do business across the E.U. On March 29, 2017, Lloyd's announced that it intends to set up a new insurance company in Brussels, Belgium, to serve as an E.U. hub post-Brexit, which it anticipates will commence operations in January 2019. Given that we are one of the largest underwriting syndicate at Lloyd's, management is closely monitoring Lloyd's ability to successfully implement its post-Brexit strategy with the E.U.
Outcomes of the negotiations and plans described above could include increased costs of doing business in the U.K., which may include additional capital requirements, including as a result of new and/or additional laws and regulations across a wide variety of areas potentially including, but not limited to: labor laws, data privacy laws, taxation laws and, more generally, the terms of commercial activities between the U.K. and the E.U. Increased costs and capital requirements may also result from the U.K. no longer being part of the Solvency II regime, which could be significant to our operations and financial results. Our costs of doing business in Ireland may also be impacted, for example, by increased demand for property and labor, particularly as other companies reduce their U.K. operations and seek alternative platforms within the E.U.
In addition to the potential impact on our ability to passport within the E.U., management is also focused on the impact of Brexit on the free movement of our approximately 2,000 employees within the E.U. A curtailment post-Brexit of free movement of workers between the U.K. and the E.U. could impact the availability and cost of attracting and retaining talent. Further, as no member country has left the E.U. to date, and the rules for exit under article 50 are brief, this has created, and may continue to create, the potential for geopolitical, structural, legal, regulatory, monetary and economic uncertainty, which we expect may continue to have meaningful repercussions in future periods. For more information regarding Brexit, see Item 1A. "Risk Factors" included herein.
Climate Change
Climate change is having an unpredictable effect on the environment within which we work and live, manifesting in both an increase in the global mean temperature and rising sea levels. The local impacts of these changes are difficult to predict, which in turn increases risk. Through our risk managers and risk transfer partners, we are focused on understanding the data behind climate and extreme weather events, and have funded our own research, focused on topics such as thermohaline circulation, ocean acidification, sea ice thickness and measuring the health of global reefscapes.
We are continually looking to develop new business streams that reflect sustainability principles and values. Examples include pollution insurance coverage and services to help business and industry implement strong risk management practices, property products offering additional cover for the rebuild or repair of a property using more sustainable materials and/or building practices and helping our customers identify and mitigate risk through pre-emergency planning and preparation, and site protection improvement. Through XL Innovate, our insurtech venture capital fund, we are developing an analytical approach to underwriting standalone flood insurance for small commercial insureds.
We provide insurance solutions to renewable energy system manufacturers, developers, owners, lenders and investors looking to have a positive impact on climate change. Our projects have spanned a range of renewable energy and clean energy technologies, including solar, wind, waste-to-energy, fuel cell, energy storage, and energy efficiency. We are not limited to specific technologies, and we have addressed a variety of projects. Our core focus has been the risk associated with new, relatively unproven technologies and the long term performance of projects using those technologies. We are not constrained by geography or the magnitude of the risks that our clients seek to insure or finance.
We recognize the serious implications that climate change and other environmental risks may pose to the insurance industry and our business. The manner in which we underwrite our business generally is designed to adapt to changes in climate. For example: (i) the insurance and reinsurance policies that we issue are generally for twelve months, providing the ability to reassess risk and price accordingly as climate conditions change; (ii) the natural catastrophe and pricing models that we use are updated frequently to reflect changing environmental conditions; (iii) we seek to reduce the impact of climate change on our business by limiting our exposure to individual events or series of events through our ceded reinsurance programs; and (iv) when we underwrite business susceptible to climate change, we impose strict limits across a variety of dimensions with the goal of limiting our exposure to additional risk associated with climate change. For more information regarding our ERM and the risks associated with climate change, see Item 1, "Business - Enterprise Risk Management" and Item 1A, "Risk Factors" included herein.
Critical Accounting Policies and Estimates
The following are considered to be our critical accounting policies and estimates due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts could be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on our results of operations, financial condition and liquidity. We have discussed these critical accounting policies with the Audit Committee of the Board of Directors.

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

1)	Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable
The table below illustrates the amount of our net unpaid losses and loss expenses relating to our operating segments at December 31, 2017 and 2016 by line of business. For further discussion of our reserving methodologies for Case and IBNR reserves, see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.

	Net Unpaid Losses and Loss Expenses
(U.S. dollars in thousands)	2017			2016
	Case Reserves	IBNR Reserves	Total Reserves	Case Reserves	IBNR Reserves	Total Reserves
Insurance:
Professional	$1,515,289	$2,498,111	$4,013,400	$1,286,935	$2,694,010	$3,980,945
Casualty and Other	2,389,303	4,240,308	6,629,611	2,108,740	4,487,273	6,596,013
Property	1,604,659	451,381	2,056,040	942,241	398,322	1,340,563
Specialty	1,176,845	709,658	1,886,503	1,114,194	711,375	1,825,569
Total Insurance	$6,686,096	$7,899,458	$14,585,554	$5,452,110	$8,290,980	$13,743,090
Reinsurance:
Property catastrophe	$448,167	$520,830	$968,997	$330,800	$271,291	$602,091
Other property	685,509	690,589	1,376,098	506,454	629,943	1,136,397
Specialty	377,936	116,356	494,292	403,528	71,237	474,765
Property and Other Short-Tail	$1,511,612	$1,327,775	$2,839,387	$1,240,782	$972,471	$2,213,253

Casualty	$1,930,508	$2,344,435	$4,274,943	$1,635,384	$2,386,600	$4,021,984
Other (1)	271,416	486,033	757,449	164,159	316,785	480,944
Casualty and Other Long-Tail	$2,201,924	$2,830,468	$5,032,392	$1,799,543	$2,703,385	$4,502,928
Total Reinsurance	$3,713,536	$4,158,243	$7,871,779	$3,040,325	$3,675,856	$6,716,181
Total P&C	$10,399,632	$12,057,701	$22,457,333	$8,492,435	$11,966,836	$20,459,271
____________

(1)	Other within the Reinsurance segment includes multiline, whole account contracts, credit and surety, accident and health and other lines.
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

The following table shows the recorded estimate and the high and low ends of the range of our net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2017:

(U.S. dollars in thousands)	Net Unpaid Losses and Loss Expenses Recorded	Range of Net Unpaid Losses & Loss Expenses Estimated HIGH	Range of Net Unpaid Losses & Loss Expenses Estimated LOW
Insurance
Professional	$4,013,400	$4,418,538	$3,634,957
Casualty and Other	6,629,611	7,357,601	5,951,477
Property	2,056,040	2,211,971	1,910,405
Specialty	1,886,503	2,030,580	1,748,469
Total (1)	$14,585,554	$15,603,154	$13,626,778
Reinsurance
Property catastrophe	$968,997	$1,114,594	$841,751
Other property	1,376,098	1,525,127	1,237,395
Specialty	494,292	545,186	447,365
Property and Other Short-Tail	$2,839,387

Casualty	$4,274,943	$4,645,484	$3,934,590
Other (2)	757,449	856,917	667,526
Casualty and Other Long-Tail	$5,032,392
Total (1)	$7,871,779	$8,394,409	$7,385,051
Total	$22,457,333
____________

(1)
The range for the total Insurance and Reinsurance segment reserves is narrower than the sum of the ranges for the lines of business shown in the table due to diversification benefits across the lines of business.

(2)	Other within the Reinsurance segment includes multiline, whole account contracts, credit and surety, accident and health and other lines.
There are factors that would cause reserves to increase or decrease within the context of the range provided. The magnitude of any change in ultimate losses would be determined by the magnitude of any changes to our assumptions or the combined impact of changes in assumptions. Factors that would increase reserves include, but are not limited to: increases in claim severity, increases in the expected level of reported claims, changes to the regulatory environment that expand the exposure insured by us, changes in the litigation environment that increase claim awards, filings or verdicts, unexpected increases in loss inflation, and/or new types of claims being pursued against us. Factors that would decrease reserves include, but are not limited to: decreases in claim severity, decreases in the expected level of reported claims, changes to the regulatory environment that reduce the exposure insured by us, changes in the litigation environment that decrease claim awards, filings or verdicts, and/or unexpected decreases in loss inflation.
The reserve range analysis was conducted at a more granular level than the high-level lines of business presented in the table. A set of correlation assumptions between the granular lines of business was utilized taking into account similarities and differences between lines of business to aggregate up to these high-level lines of business.
Furthermore, statistical distributions of potential reserve outcomes over a one year run-off period were estimated for the granular lines of business. Where appropriate, within each line of business, any losses exhibiting differing nature of volatility, for example, in respect of attritional, large, catastrophe, clash and threat (low frequency and high severity) losses were analyzed and then aggregated using an appropriate correlation assumption. In doing so, we evaluated a number of alternative models, and for each line of business, our actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. We used the modeled statistical distribution to calculate an 80% prediction interval for the potential reserve outcomes over this one year run-off period.
The Estimated High and Estimated Low net unpaid loss and loss expenses are drawn from the resulting statistical distributions as the 90th percentile and 10th percentile, respectively. Accordingly, given the uncertainty in experience over the next 12 months, there is an 80% chance that the net earned claim reserves (including claims expenses) as of December 31, 2017 will be between the Estimated High and Estimated Low figures provided in the table. Additionally, there is a 10% chance that this valuation will be higher than the Estimated High figure and a 10% chance that this valuation will be lower than the Estimated Low figure.
The development of a reserve range models the uncertainty of the claim environment as well as the limited predictive power of past loss data. These uncertainties and limitations are not specific to us. The ranges represent an estimate of the range of possible outcomes over a one year development period. A range of possible outcomes should not be confused with a range of best estimates. The range of best estimates will generally be much narrower than the range of possible outcomes, as it will reflect reasonable actuarial best estimates of the expected reserve.
Unpaid losses and loss expenses recoverable
The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from reinsurers due to insolvency, contractual dispute or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance. Changes in the bad debt provision are reflected in net income. See Item 8, Note 12, "Reinsurance," to the Consolidated Financial Statements included herein, for further information.
2)    Future Policy Benefit Reserves
Future policy benefit reserves relate to our Run-Off Life Operations and are estimated using assumptions for investment yields, mortality, expenses and provisions for adverse loss deviation. Uncertainties related to interest rate volatility and mortality experience make it difficult to project and value the ultimate benefit payments.
At December 31, 2017, gross future policy benefit reserves relating to our Run-Off Life Operations were approximately $3.6 billion, of which we retained $168.3 million, after consideration of all of our future policy benefit reserves recoverable, as discussed in Item 8, Note 11, "Future Policy Benefit Reserves," to the Consolidated Financial Statements included herein.
The majority of our retained reserves relates to reinsurance of disability income protection for an in-force block of business. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $0.8 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $1.3 million.

3)	Other-Than-Temporary Declines in Investments
Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. The primary factors include: (i) an analysis of the liquidity, business prospects and financial condition of the issuer, including consideration of credit ratings; (ii) the significance of the decline; (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; and (iv) for debt securities, whether we intend to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where our analysis of the above factors results in our conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow, and a portion of the previously unrealized loss is thereby realized in the period such determination is made.
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
Key Assumptions used in determination of credit losses related to fixed maturities
We review, on a quarterly basis, the entirety of the fixed maturity securities in our investment portfolio that are in a gross unrealized loss position to assess whether we believe a credit loss, relative to the current amortized cost of the security, exists. We utilize specific screening criteria to identify securities at risk for a credit loss, and if any of these conditions exist, subject the individual security to a detailed review to determine if a credit loss exists. The screening criteria used by us include the absolute degree of impairment of the security as a percentage of amortized cost, the credit rating of the security and the market yield-to-maturity of the security. Any securities that have previously been identified as impaired due to credit losses are at elevated risk of further impairments. In addition, on a quarterly basis, we review any current market developments, identify any new issues that may adversely impact our investment portfolio, and review any impacted holdings and any pending sales programs.
Credit loss methodology – structured securities
Credit loss on structured securities is determined through a comparison of the security's discounted cash flow to the amortized cost of the security. We, in conjunction with our third-party investment management service providers, make significant assumptions and use scenario-based approaches in our impairment analysis, which are subject to changes as a result of both economic fundamentals and changes in management's estimates in future periods. To the extent that the discounted cash flow is estimated to be lower than the amortized cost of the security, the security is impaired to the discounted cash flow value of all security cash flows, including both coupon and principal repayment, discounted using the forward curve.
Credit loss analysis – corporate sector securities
Credit losses on corporate securities are determined on an individual security basis. We review the circumstances and conditions associated with credit issuers, including considering credit rating and forecasted operating and financing activities of the issuer. We will make a determination as to whether we believe the issuer is likely to fully meet its contractual principal and interest obligations. To the extent we do not believe that an issuer will meet these obligations, we recognize a credit loss as the difference between the amortized cost and the estimated present value of cash flows expected to be received.
Credit loss analysis – government sector securities
Credit losses on government and government-related securities are determined on an individual security basis. We review the circumstances and conditions associated with government issuers, including credit rating and fundamental views on the government entity under consideration.
Key Assumptions used in determination of credit losses related to equities and other investments
We review, on a quarterly basis, the entirety of the equity securities and other investments in our investment portfolio that are in a gross unrealized loss position to assess whether we believe a credit loss, relative to the current cost of the security, exists. In addition, on a quarterly basis, we review any current market developments to identify any new issues that may adversely impact our investment portfolio, and review any impacted holdings and any pending sales programs. Further, we generally impair equities and other investments, if their fair value is 50% or lower than their amortized cost or if the respective security is in a loss position for 11 or more consecutive months.

4)	Income Taxes
We utilize the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
We record uncertain tax positions in accordance with ASC 740 "Income Taxes" on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the tax authority.
The tax positions that we have taken or expect to take are based upon the application of tax laws and regulations, that are subject to interpretation, judgment and uncertainty. As a result, our actual liability for income taxes may differ significantly from our estimates.
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
On proportional contracts, written premiums are estimated based on expected ultimate premiums using information provided by the ceding companies. The ceding company's premium estimate may be adjusted based on a number of factors including its history of providing accurate premium estimates. When the actual premium is reported by the ceding company, normally on a quarterly basis, it may be materially higher or lower than the estimate. Adjustments arising from the reporting of the actual premium by the ceding companies are recorded at the earliest point in time that the supporting information indicates an adjustment is appropriate.
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
Reinstatement premiums are recognized at the time a loss event occurs. See Item 8, Note 1(d), "Significant Accounting Policies - Premiums and Acquisition Costs" regarding our accounting policies on the recognition of these premiums.
Reinsurance business by its nature can add further complications since, generally, the ultimate premium due under a specific contract will not be known at the time the contract is entered into. As a result, more judgment and ongoing monitoring is required to establish premiums written and earned in our reinsurance operations.
At December 31, 2017 and 2016, the amount of premiums receivable related to our reinsurance operations amounted to $3.4 billion and $2.5 billion, respectively. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. We recorded a provision for uncollectible premiums receivable related to our reinsurance operations at December 31, 2017 and 2016 of $2.0 million and $1.9 million, respectively.
The amount of proportional and excess of loss reinsurance gross premiums written and acquisition expenses recognized by our Reinsurance segment for each line of business for the years ended December 31, 2017, 2016 and 2015 was as follows:

(U.S. dollars in thousands)	2017		2016		2015
	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses (1)
Proportional Contracts:
Casualty – professional lines	$149,665	$37,042	$79,772	$22,604	$73,179	$22,214
Casualty – other lines	339,571	71,306	269,630	43,822	76,751	21,128
Other property	1,098,906	324,895	745,775	185,593	576,684	220,497
Specialty	132,223	22,889	64,702	15,171	50,843	10,560
Other (2)	1,107,023	225,371	724,192	48,843	190,093	55,732
Total proportional contracts	$2,827,388	$681,503	$1,884,071	$316,033	$967,550	$330,131
Excess of Loss Contracts:
Casualty – professional lines	$142,463	$27,463	$59,058	$22,252	$75,785	$22,232
Casualty – other lines	284,364	45,618	448,450	100,581	322,864	75,897
Property catastrophe	938,797	82,419	987,417	118,021	655,443	87,748
Other property	298,378	12,143	388,670	104,333	168,345	16,846
Specialty	74,779	5,824	145,829	14,750	55,786	9,486
Other (2)	115,941	6,134	61,611	41,618	27,390	4,323
Total excess of loss contracts	$1,854,722	$179,601	$2,091,035	$401,555	$1,305,613	$216,532
____________

(1)	Excludes amortization of fair value adjustments related to the Catlin Acquisition in the amount of $55.6 million.

(2)	Other includes whole account contracts, credit and surety, accident and health and other lines.

6)	Goodwill and Other Intangible Assets
We had goodwill and other intangible assets of $2.2 billion at December 31, 2017. For further detailed information about the composition and accounting policies surrounding our goodwill and other intangible assets, see Item 8, Note 1(k), "Significant Accounting Policies - Goodwill, Intangibles and Other Long-Lived Assets," and Note 9, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included herein.
Goodwill
Goodwill represents the excess purchase price over the total identifiable net assets acquired in a business combination. At the time of acquisition, goodwill is assigned to reporting units, which align to our Insurance and Reinsurance segments. Goodwill is subject to testing for impairment at the reporting unit level at least annually, or more frequently if potential impairment indicators exist. This testing first considers qualitative factors relevant to both the Company and the (re)insurance industry to determine whether it is more likely than not (i.e. a greater than 50% probability) that the fair value of the reporting unit is greater than its carrying value. These factors include, but are not limited to, macroeconomic conditions, industry and market conditions and trends in the Company's financial performance. If the reporting unit fails this qualitative test, then it becomes necessary to perform a quantitative test to calculate an estimated fair value of the subject reporting unit, the result of which is then compared to its carrying value to determine whether goodwill is recoverable. A common methodology utilized to perform the quantitative test is a discounted cash flow analysis.
Performing the qualitative test involves judgment in first interpreting positive and negative evidence that may or may not be indicative of a potential impairment. Should the weight of this evidence suggest it is more likely than not that goodwill is impaired, the performance of the quantitative test to estimate fair value would occur. This would also involve significant judgments, such as establishing expectations at the reporting unit level for future revenues and expenses, as well as the appropriate discount rate.
Based on the testing performed for the year ended December 31, 2017, we determined no goodwill impairment was required.
Intangible Assets
Intangible assets that are definite lived, including our distribution relationships emanating from the Catlin Acquisition, are tested for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Intangible assets that are indefinite lived, including our Lloyd's syndicate capacity emanating from the Catlin Acquisition, are subject to testing for impairment at least annually, or more frequently if potential impairment indicators exist. As with goodwill, both types of intangible asset impairment tests begin with consideration of qualitative factors to determine whether it is more likely than not (i.e. a greater than 50% probability) that the fair value of the intangible asset is greater than its carrying value, and where not, require the performance of a quantitative test to estimate fair value. Such analyses would involve significant judgment, particularly with syndicate capacity, given the need to establish assumptions regarding future revenues and expenses, including the mix of funding sources and associated costs, as well as modeling capital requirements over a very long time horizon.
Based on the testing performed for the year ended December 31, 2017, we determined no impairment of intangible assets was required.
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

Income Statement Analysis
Insurance
As outlined in Item 1, "Business," the Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. We report the results of our insurance segment in three underwriting groups: Global Lines, International and North America.
The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2017	2016	2015	Percentage change
				2017 vs 2016	2016 vs 2015
Gross premiums written	$10,070,463	$9,650,503	$8,395,846	4.4%	14.9%
Net premiums written	6,704,548	6,715,969	5,859,934	(0.2)%	14.6%
Net premiums earned	6,721,812	6,651,495	5,648,482	1.1%	17.8%
Less: Net losses and loss expenses	5,125,033	4,320,737	3,614,048	18.6%	19.6%
Less: Acquisition costs	922,109	897,308	704,364	2.8%	27.4%
Less: Operating expenses	1,128,925	1,224,233	1,154,760	(7.8)%	6.0%
Underwriting profit (loss)	$(454,255)	$209,217	$175,310	N/M	19.3%
Net results – structured products	8,320	8,495	12,185	(2.1)%	(30.3)%
Net fee income and other	(4,529)	(18,506)	(16,936)	(75.5)%	9.3%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting business group for the Insurance segment:

(U.S. dollars in thousands)	2017	2016	2015	Percentage change
				2017 vs 2016	2016 vs 2015
Global Lines	$3,774,437	$3,772,222	$2,553,391	0.1%	47.7%
International	2,305,909	2,027,255	1,957,409	13.7%	3.6%
North America	3,990,117	3,851,026	3,885,046	3.6%	(0.9)%
Total	$10,070,463	$9,650,503	$8,395,846	4.4%	14.9%
2017 vs 2016: Gross premiums written increased by 4.4% and were negatively impacted by foreign exchange rates. When evaluated in local currency, our gross premiums written increased by 4.9%. The unfavorable foreign exchange effect on our gross premiums written was mainly due to a weakening of the British pound against the U.S. dollar.
The following is a summary of the premium movements by underwriting business groups:

▪	Global Lines - increase of 0.1% reflects minor variances from the prior year.

▪
International - increase of 13.7%, driven mainly by higher new business in international property and an increase in new business and rate improvement in international casualty and international financial lines.

▪
North America - increase of 3.6%, due to higher retention and rate improvement in property and construction business lines and an increase in global risk management attributable in part to new business.

2016 vs 2015: Gross premiums written increased by 14.9%, primarily due to the Catlin Acquisition as 2015 results only reflect eight months of the combined entities. The acquired business portfolios continued to experience some reductions in renewals where premium rates did not support our target returns. The businesses most severely impacted were energy and U.S. Professional. However, retention of business continued to be strong where premium rates were deemed to be adequate.
Foreign exchange rate movements also negatively impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 16.5%.
The following is a summary of the premium movements by underwriting business groups:

▪
Global Lines - increase of 47.7%, attributable to an increase in the London wholesale and accident & health business lines largely due to the Catlin Acquisition, new business in political risk & trade credit and portfolio deals business lines and increased renewals in marine and crisis management.

▪
International - increase of 3.6%, driven by increases in renewals and new business in international construction and international financial lines and new business in property international open market. These increases were partially offset by a decrease in international casualty business.

▪
North America - decrease of 0.9%, attributable to lower retention in professional select and design business lines. These decreases were offset in part by increases in new and renewal business in cybertech, global risk management and construction as well as the acquisition of Allied Specialty.

Net Premiums Written
2017 vs 2016: The decrease of 0.2% reflects minor variances from the prior year.
2016 vs 2015: The increase of 14.6% largely resulted from the increase in gross premiums written due to the Catlin Acquisition and other factors as noted above.
Net Premiums Earned
2017 vs 2016: The increase of 1.1% reflects minor variances in both gross and ceded premiums earned.
2016 vs 2015: The increase of 17.8% is mainly attributable to the increase in gross premiums written as noted above as well as some favorable movement in ceded premiums earned due to decreases in reinsurance pricing as a result of favorable market conditions and realized efficiencies in our efforts to integrate the ceded reinsurance portfolio.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	2017	2016	2015	Percentage Point Change
				2017 vs 2016	2016 vs 2015
Loss and loss expense ratio	76.2%	65.0%	64.0%	11.2	1.0
Acquisition expense ratio	13.7%	13.5%	12.5%	0.2	1.0
Operating expense ratio	16.9%	18.4%	20.4%	(1.5)	(2.0)
Underwriting expense ratio	30.6%	31.9%	32.9%	(1.3)	(1.0)
Combined ratio	106.8%	96.9%	96.9%	9.9	—
The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015	Percentage Point Change
				2017 vs 2016	2016 vs 2015
Loss and loss expense ratio	76.2%	65.0%	64.0%	11.2	1.0
Prior year reserve development	0.7%	1.3%	1.1%	(0.6)	0.2
Loss ratio - excluding prior year development	76.9%	66.3%	65.1%	10.6	1.2
Net natural catastrophe losses	(15.8)%	(4.9)%	(2.6)%	(10.9)	(2.3)
Loss ratio excluding prior year development and net natural catastrophe losses	61.1%	61.4%	62.5%	(0.3)	(1.1)
Loss Ratio – excluding prior year development
2017 vs 2016: The 10.6 percentage point deterioration in the loss ratio excluding prior year development is mainly attributable to a significantly higher level of natural catastrophe activity for 2017 as compared to 2016. Losses net of reinsurance, reinstatement and premium adjustments related to natural catastrophe events for 2017 were $735.6 million higher than in the same period in 2016. Excluding prior year development and net natural catastrophe losses net of reinsurance, reinstatements and premium adjustments, in both years, the loss ratio for the year ended December 31, 2017 compared to the same period of 2016 improved by 0.3 percentage points to 61.1%.
2016 vs 2015: The 1.2 percentage point increase in the loss ratio excluding prior year development was primarily as a result of heavier natural catastrophe activity in 2016, partially offset by better attritional loss experience in 2016 as compared to the same period in 2015. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2016 were $179.5 million higher than in the same period in 2015. Excluding favorable prior year development and net natural catastrophe losses in both years, the loss ratio for the year ended December 31, 2016 compared to the same period of 2015 improved by 1.1 percentage points to 61.4%.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 2) The Impact of Significant Large Loss Events" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015
Property	$96,383	$(38,078)	$(6,534)
Specialty	(4,474)	(5,658)	(93,043)
Professional	(9,569)	10,897	5,740
Casualty and other	(124,099)	(58,620)	28,807
Total	$(41,759)	$(91,459)	$(65,030)
For further information on the net favorable prior year reserve development for the years ended December 31, 2017, 2016 and 2015, see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2017 vs 2016: The improvement of 1.3 percentage points was due to an improvement in the operating expense ratio of 1.5 percentage points partially offset by an increase in the acquisition expense ratio of 0.2 percentage points, as follows:

▪
Operating expense ratio - improvement of 1.5 percentage points due to synergies realized from the Catlin Acquisition, as well as a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.

▪	Acquisition expense ratio - slight increase of 0.2 percentage point largely due to changes to business mix.
2016 vs 2015: The increase of 1.0 percentage points was due to an increase in the acquisition expense ratio of 1.0 percentage point partially offset by a decrease in the operating expense ratio of 2.0 percentage points as follows:

▪	Operating expense ratio - decreased 2.0 percentage points due to continued synergies realized from the Catlin Acquisition as well as improved operating leverage.

▪
Acquisition expense ratio - increased 1.0 percentage point mainly due to the acquired business from Catlin, which included a larger share of wholesale Specialty business where the gross acquisition costs are higher than the legacy business.

Fee Income and Other
2017 vs 2016: The improved results compared to the same period of 2016 was driven by increased fee income, including fee income from a wholly owned MGA, while engineering expenses remained flat.
2016 vs 2015: The decrease compared to the same period of 2015 in net fee income and other expenses was driven by decreased engineering fee income.
Net Results – Structured Products

				Percentage Change
(U.S. dollars in thousands)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net investment income - structured products	$26,937	$27,484	$31,216	(2.0)%	(12.0)%
Interest expense - structured products	18,617	18,989	19,031	(2.0)%	(0.2)%
Net investment results - structured products	$8,320	$8,495	$12,185	(2.1)%	(30.3)%
2017 vs 2016: Net results from structured insurance products decreased compared to the corresponding period of 2016 as a result of a decrease in investment yields.

2016 vs 2015: Net results from structured insurance products decreased compared to the corresponding period of 2015 mainly due to a reduction of investment income due to declining investment yields.
For further information about these structured indemnity contracts that are accounted for as deposit contracts and the settlement of this fair value hedge, see Item 8, Note 13, "Deposit Liabilities," and Note 7(a), "Derivative Instruments - Derivative Instruments Designated as Fair Value Hedges," respectively, to the Consolidated Financial Statements included herein.
Reinsurance
As outlined in Item 1, "Business," the Reinsurance segment provides casualty, property risk, property catastrophe and specialty on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Our reinsurance operations are structured into five business groups, mainly based on region: Bermuda, North America, London, EMEA and LAC.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

(U.S. dollars in thousands)	2017	2016	2015	Percentage change
				2017 vs 2016	2016 vs 2015
Gross premiums written	$4,682,110	$3,975,106	$2,273,163	17.8%	74.9%
Net premiums written	3,963,876	3,514,667	2,028,890	12.8%	73.2%
Net premiums earned	3,602,466	3,114,392	2,515,702	15.7%	23.8%
Less: Net losses and loss expenses	2,876,887	1,752,098	1,152,152	64.2%	52.1%
Less: Acquisition costs	861,104	717,588	602,290	20.0%	19.1%
Less: Operating expenses	272,287	283,270	283,379	(3.9)%	—%
Underwriting profit (loss)	$(407,812)	$361,436	$477,881	N/M	(24.4)%
Net results – structured products	18,108	5,785	5,806	N/M	(0.4)%
Net fee income and other	3,926	3,280	2,958	19.7%	10.9%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

(U.S. dollars in thousands)	2017	2016	2015	Percentage change
				2017 vs 2016	2016 vs 2015
Bermuda	$1,856,101	$1,262,362	$782,033	47.0%	61.4%
North America	757,758	774,487	550,781	(2.2)%	40.6%
London	643,064	588,663	268,925	9.2%	118.9%
EMEA	717,364	688,596	359,112	4.2%	91.7%
LAC	707,823	660,998	312,312	7.1%	111.6%
Total	$4,682,110	$3,975,106	$2,273,163	17.8%	74.9%
2017 vs 2016: Gross premiums written increased by 17.8%, primarily driven by new business, share change and reinstatement premiums from significant natural catastrophe activity, partially offset by cancellations. When evaluated in local currency, our gross premiums written increased by 18.8%. When evaluated in local currency and excluding the impact of reinstatement premiums on catastrophe losses activity, our gross premiums written increased by 17.2%.
The following is a summary of the premium movements by business group:

▪
Bermuda - increase of 47.0%, primarily driven by an increased share written on a large multi-line quota share treaty with one of our core clients. Additional increases are due to new business in property treaty and property catastrophe and reinstatement premiums from significant natural catastrophe activity primarily in the second half of 2017.

▪
North America - decrease of 2.2%, mainly attributable to non-renewals within the casualty line of business due to the competitive pricing environment, in addition to prior year premium adjustments within casualty and property facultative lines. These reductions were partially offset by new business in property treaty and casualty treaty lines.

▪	London - increase of 9.2%, primarily driven by reinstatement premium on significant natural catastrophe activity in the second half of 2017.

▪
EMEA - increase of 4.2%, mainly due to significant new business written within the property treaty and casualty treaty lines. These favorable components were partially offset by cancellations of a non-recurring treaty from the second quarter of 2016 within the casualty auto business. In addition, the region was negatively impacted by a premium adjustment in a professional indemnity contract, due to the cedant exiting this line of business.

▪
LAC - increase of 7.1%, primarily driven by new business within property catastrophe, property treaty and credit lines of business. These increases were partially offset by cancellations in property treaty and prior year adjustments in property catastrophe.

2016 vs 2015: Gross premiums written increased by 74.9%, primarily due to the Catlin Acquisition, as 2015 results only reflect eight months of the combined entities. When evaluated in local currency, our gross premiums written increased by 76.5%.
The following is a summary of the premium movements by region:

▪	Bermuda - increase of 61.4%, primarily due to renewals attributable to the Catlin Acquisition as well as new business with material new inceptions in property treaty and property catastrophe.

▪	North America - increase of 40.6%, largely related to renewals attributable to the Catlin Acquisition with notable inceptions in property treaty and casualty lines of business.

▪
London - increase of 118.9%, due to a significant increase driven from the Catlin Acquisition, considering over half of London business is written during the first quarter. The combination resulted in a substantial property catastrophe portfolio, alongside growth in the marine and casualty lines of business.

▪
EMEA - increase of 91.7%, primarily driven by the Catlin Acquisition and new business in motor proportional within casualty, crop and whole accounts business. These increases were partially offset by cancellations and prior year adjustments.

▪	LAC - increase of 111.6%, primarily driven by the Catlin Acquisition and related to growth in credit, crop and property treaty lines of business.
Net Premiums Written
2017 vs 2016: The increase of 12.8% largely resulted from the gross written premium increase as outlined above, partially offset by a net increase in premiums ceded due to changes in the timing and mix of purchase of ceded reinsurance.
2016 vs 2015: The increase of 73.2% resulted from the gross written premium increases outlined above. This was partially offset by an increase in ceded written premiums, impacted by the timing of the purchase of ceded reinsurance which renewed in the first quarter, prior to the Catlin Acquisition.
Net Premiums Earned
2017 vs 2016: The increase of 15.7% was mainly attributable to the earning impact of a material new contract written within Bermuda during the fourth quarter of 2016. In addition to the impact of this contract, there were additional earned premiums resulting from a refinement of the earning patterns within the European engineering book during the first quarter and significant reinstatement premiums reported during the second half of 2017 related to natural catastrophe activity.
2016 vs 2015: The increase of 23.8% is mainly attributable to the increase in gross premiums written as discussed above. This increase is partially offset by the impact of premiums earned in 2015 from the unearned premium reserve assumed from the Catlin Acquisition, on policies written by the acquired entity prior to the combination of the two companies and the impact of aligning earning patterns of the legacy portfolios.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	2017	2016	2015	Percentage Point Change
				2017 vs 2016	2016 vs 2015
Loss and loss expense ratio	79.9%	56.3%	45.8%	23.6	10.5
Acquisition expense ratio	23.9%	23.0%	23.9%	0.9	(0.9)
Operating expense ratio	7.5%	9.1%	11.3%	(1.6)	(2.2)
Underwriting expense ratio	31.4%	32.1%	35.2%	(0.7)	(3.1)
Combined ratio	111.3%	88.4%	81.0%	22.9	7.4
The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015	Percentage Point Change
				2017 vs 2016	2016 vs 2015
Loss and loss expense ratio	79.9%	56.3%	45.8%	23.6	10.5
Prior year reserve development	2.9%	6.7%	9.6%	(3.8)	(2.9)
Loss ratio excluding prior year development	82.8%	63.0%	55.4%	19.8	7.6
Net natural catastrophe losses	(27.3)%	(10.2)%	(2.6)%	(17.1)	(7.6)
Loss ratio excluding prior year development and net natural catastrophe losses	55.5%	52.8%	52.8%	2.7	—
Loss Ratio – excluding prior year development
2017 vs 2016: The 19.8 percentage point deterioration in the loss ratio excluding prior year development was primarily a result of significant natural catastrophe losses. Losses net of reinsurance recoveries, reinstatement and premium adjustments related to natural catastrophe events for 2017 were $642.9 million, or 17.1 percentage points higher than in the same period of 2016. Excluding favorable prior year development and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments, the loss ratio for 2017 compared to the same period of 2016 deteriorated 2.7 percentage points to 55.5%, primarily due to a change in mix of business, largely resulting from a higher proportion of the other lines of business and a lower proportion of the property catastrophe line of business being written .
2016 vs 2015: The 7.6 percentage point increase in the loss ratio excluding prior year development was primarily due to natural catastrophe events. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for 2016 were $243.6 million higher than in the same period in 2015. Excluding favorable prior year development and net natural catastrophe losses in both years, the loss ratio for the year ended December 31, 2016 remained steady compared to the same period of 2015 at 52.8%, due to aggregated attritional losses replacing the 2015 large loss from the Tianjin, China port explosion.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 2) The Impact of Significant Natural Catastrophe and Other Large Loss Events" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the reinsurance segment for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015
Property and other short-tail lines	$(140,771)	$(134,440)	$(173,754)
Casualty and other long-tail lines	34,760	(75,643)	(67,846)
Total	$(106,011)	$(210,083)	$(241,600)
For further information on the net favorable prior year reserve development for the years ended December 31, 2017, 2016 and 2015, see Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2017 vs 2016: The improvement of 0.7 percentage points was due to an improvement in the operating expense ratio of 1.6%, which was partially offset by deterioration in the acquisition expense ratio of 0.9%, as follows:

•
Operating expense ratio - improvement of 1.6 percentage points was attributable to synergies realized due to the Catlin Acquisition and increased operating leverage, as well as a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.

•
Acquisition expense ratio - deterioration of 0.9 percentage points predominantly resulting from a change in the product mix mainly as a result of the increase in premium written in Bermuda during the fourth quarter of 2017 noted above, which carries higher acquisition expense ratio.

2016 vs 2015: The improvement of 3.1 percentage points in the underwriting expense ratio was mainly due to an improvement in the operating expense ratio of 2.2 percentage points, plus an improvement of 0.9 percentage points in the acquisition expense ratio.

•	Operating expense ratio - improvement of 2.2 percentage points, which was a result of synergies realized from the Catlin Acquisition.

•	Acquisition expense ratio - improvement of 0.9 percentage points, which was due to adjustments to prior underwriting years and change in business mix.
Net Results – Structured Products

				Percentage Change
(U.S. dollars in thousands)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net investment income - structured products	$24,789	$26,514	$29,225	(6.5)%	(9.3)%
Interest expense - structured products	6,681	20,716	23,163	(67.7)%	(10.6)%
Operating expenses - structured products	—	13	256	(100.0)%	(94.9)%
Net investment results - structured products	$18,108	$5,785	$5,806	N/M	(0.4)%
____________

*	N/M - Not Meaningful
2017 vs 2016: Net results from structured reinsurance products increased compared to the corresponding period in 2016 mainly as a result of a significant reduction of interest expense due to a change in actuarially determined estimates and timing of expected future cash flows related to one contract.
2016 vs 2015: Net results from structured reinsurance products decreased slightly compared to the corresponding period in 2015. The decrease in investment income was mainly a result of lower investment yields. The decrease in interest expenses was mainly due to lower interest resulting from the commutation of a structured indemnity contract.
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
Run-Off Life Operations
As noted in Item 1, "Business - Corporate and Other (Including Run-Off Life Operations)," we have ceded the majority of our life reinsurance business to GCLR through the GreyCastle Life Retro Arrangements. As noted in Item 1, "Business - Corporate and Other (Including Run-Off Life Operations)," we entered into the U.S. Term Life Retro Arrangements, ceding a vast majority of our remaining life reinsurance reserves. At December 31, 2017, gross future policy benefit reserves relating to the Run-Off Life Operations were approximately $3.6 billion, of which we retained $168.3 million, after consideration of all of our future policy benefit reserves recoverable, as noted in Item 8, Note 11, "Future Policy Benefit Reserves," to the Consolidated Financial Statements included herein.

For a further discussion of the GreyCastle Life Retro Arrangements, see Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included herein.
Impact of GreyCastle Life Retro Arrangements
Subsequent to the completion of the life reinsurance transaction described in Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included herein, our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, however, there is no recurring net impact on our future comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales of the Life Funds Withheld Assets. For further information on the life retrocession embedded derivative and its impact on our net income (loss), see Item 8, Note 7(c)(iii), "Derivative Instruments - Other Non-Investment Derivatives," to the Consolidated Financial Statements included herein.
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
Run-Off Life Operations - not subject to Life Retro Arrangements
During the year ended December 31, 2017, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $25.7 million. Included within this result are net realized losses of $11.6 million. Additionally, the net investment income of $30.4 million was partially offset by a net underwriting loss of $32.8 million and interest expense of $11.7 million on the funds withheld for the U.S. Term Life Retro Arrangements.
During the year ended December 31, 2016, our net underwriting result from our Run-Off Life Operations - not subject to Life Retro Arrangements was a loss of $23.3 million and our net investment result relating to our Run-Off Life Operations - not subject to Life Retro Arrangements, including net realized gains and losses, was $4.1 million, producing a net loss of $19.2 million.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the RFC. The following is a summary of the investment portfolio returns, which are generally calculated by using a time-weighted, geometrically linked rate of return calculation which is in accordance with current industry standards, for the years ended December 31, 2017 and 2016:

	2017	2016
Total Return on Investments (1)	3.4%	2.8%
Hedge fund portfolio (2) (3)	5.1%	0.2%
Public equity portfolio (2)	15.6%	13.7%
____________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on these portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the twelve months ended November 30, 2017 and 2016, respectively, for both equity and non-equity accounted hedge funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015	Percentage change
				2017 vs 2016	2016 vs 2015
Net investment income - excluding Life Funds Withheld Assets	$702,676	$672,382	$684,881	4.5%	(1.8)%
Net income (loss) from investment affiliates	$139,046	$70,758	$73,320	96.5%	(3.5)%
Net realized gains (losses) on investments	$122,204	$112,689	$19,997	8.4%	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	$(41,732)	$2,521	$53,123	N/M	(95.3)%
____________

(1)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
2017 vs 2016: The increase of 4.5% compared to the prior year period was primarily due to higher reinvestment rates during the year from active sector rotation and portfolio management activities, offset by cash outflows from the investment portfolio and negative foreign exchange movements.
We estimate that approximately $3.4 billion of assets with an average gross book yield of 2.2% will mature and pay down over the next 12 months compared to the average new money rate in the year ended December 31, 2017 on our portfolio of 2.3%. The estimated paydowns on Mortgage and Asset Backed Securities, representing $460 million of the total $3.4 billion, are generated by a market leading software provider on deal specific assumptions and by using the actual prepayment rate over the most recent three month period to project future paydowns. Actual paydowns may vary materially from these estimates.
2016 vs 2015: The decrease of 1.8% compared to the prior year was primarily due to a reduction in investment yields as a result of lower reinvestment rates, cash outflows from the investment portfolio and negative foreign exchange movements offset by an increase in assets resulting from the Catlin Acquisition.
Net Income (Loss) from Investment Affiliates
Net income from investment affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method, as well as certain co-investment holdings sourced for us by the managers of affiliate funds also accounted for under the equity method.
2017 vs 2016: Performance for the year ended December 31, 2017 was very strong as compared to the same period in 2016 and was driven principally by the hedge fund affiliate results. Strong positive contributions came from funds pursuing equity long/short, quantitative equity market neutral, macro and fixed income strategies. Additionally, our position sizing was a positive contributor to results. Also included in the results was the $32.0 million benefit recognized through earnings as a fund moved from "Other investments" to "Investment in affiliates" due to our increased ownership stake in the normal course of business. The Company's private investments also produced solid performance for the year ended December 31, 2017, outperforming prior year results for the same period, driven mainly by returns in financial services sector funds, turnaround funds and several related co-investments. The results for private credit funds lagged slightly behind the prior year.
2016 vs 2015: Performance for 2016, despite a 3.5% decrease from the prior year, was strong, lagging slightly behind strong results from 2015. Overall, hedge fund returns were weaker in 2016 as compared to 2015, as elevated volatility during most of the year challenged hedge fund affiliate results. In particular, funds pursuing quantitative equity strategies and market directional strategies, including equity long/short and macro, weighed on results for the year. This decrease in performance during 2016 was offset by a one time recognition of income from the reclassification of two of our hedge funds from "Other investments" to "Investment in affiliates" upon increasing our ownership stakes. The Company's private equity and private credit funds produced strong performance for the year ended December 31, 2016, in line with the prior year results.
Net Realized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
2017 vs 2016: Net realized gains on investments of $122.2 million in the year ended December 31, 2017 included net realized gains of $135.6 million, which resulted primarily from sales of equities, corporate fixed maturities and other investments. These amounts were offset by losses of approximately $13.3 million related to OTTI charges on certain of our fixed income and equity investments. For further discussion, see Item 8, Note 4, "Investments," to the Consolidated Financial Statements included herein.
Net realized gains on investments of $112.7 million in the year ended December 31, 2016 included realized losses of $78.6 million related to OTTI charges on certain of our fixed income and equity investments, as well as net realized gains of $191.2 million, which resulted primarily from sales of U.S. Government fixed maturities and equities.
2016 vs 2015: For the years ended December 31, 2016 and 2015, net realized gains on investments of $112.7 million and $20.0 million, respectively, included net realized gains of $191.2 million and $103.0 million, respectively, which resulted primarily from sales of equities and fixed maturities. These amounts were partially offset by realized losses of approximately $78.6 million and $83.0 million, respectively, related to the write-down of certain investments. For further discussion, see Item 8, Note 4, "Investments," to the Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
2017 vs 2016: Net realized and unrealized losses on derivative instruments of $41.7 million in the year ended December 31, 2017 resulted mainly due to unrealized losses on an embedded derivative contained within funds withheld life reinsurance contracts as well as unrealized losses on an embedded derivative within P&C ceded reinsurance contracts written on a funds withheld basis. We also incurred net losses from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. In addition, we also reported net losses from non-investment hedging activities. For a further discussion, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.
2016 vs 2015: Net realized and unrealized gains on derivatives were $2.5 million for the year ended December 31, 2016 compared to $53.1 million for the year ended December 31, 2015. The 2016 gains resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. The 2015 gains resulted from the Catlin Acquisition-related foreign exchange contracts and hedging strategies. For further discussion, see Item 8, Note 7, "Derivative Instruments" to the Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015	Percentage Change
				2017 vs 2016	2016 vs 2015
Net income (loss) from operating affiliates	$63,645	$44,397	$44,740	43.4%	(0.8)%
Foreign exchange (gains) losses	44,620	(9,578)	22,504	N/M	N/M
Corporate operating expenses	304,149	505,483	480,755	(39.8)%	5.1%
(Gain) Loss on sale of subsidiary	—	(7,088)	—	N/M	N/M
(Gain) loss from the early extinguishment of debt	1,582	—	5,592	N/M	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(206,015)	(540,090)	(151,691)	(61.9)%	N/M
Interest expense (1)	165,061	170,058	163,021	(2.9)%	4.3%
Income tax expense	59,070	42,129	(19,161)	40.2%	N/M
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015	Percentage Change
				2017 vs 2016	2016 vs 2015
Net income (loss) from investment manager affiliates	$40,721	$31,775	$11,132	28.2%	185.4%
Net income (loss) from strategic operating affiliates	22,924	12,622	33,608	81.6%	(62.4)%
Net income (loss) from operating affiliates	$63,645	$44,397	$44,740	43.4%	(0.8)%

Net Income from Investment Manager Affiliates
2017 vs 2016: The increase of 28.2% was primarily due to the gain on the sale of one of our investment manager affiliates, partially offset by lower incentive fees. Prior year results also benefited from a gain on the sale of one of our service provider affiliates but to a lesser degree.
2016 vs 2015: The results for 2016 reflect an increase in the amount of incentive fees generated by our larger investment manager affiliates relative to the prior year, as well as a gain from the sale of the Company's interest in one of our service provider stakes in the current year, offset by a partial write-down taken on the carrying value of one of our investment manager affiliates.
Net Income from Strategic Operating Affiliates
2017 vs 2016: The increase of 81.6% was largely due to the solid results from one of our strategic operating affiliates as well as strong results generated from an investment within our value investing strategy team, offset by weaker results from our strategic insurance-related affiliates as compared to 2016.
2016 vs 2015: The decrease of 62.4% was largely due to the sale of our interest in ARX in 2015, which was one of our larger insurance affiliates that wrote direct U.S. homeowners insurance. See Item 8, Note 2(g), "Acquisitions and Disposals - Sale of Operating Affiliate," for further information on the sale.
Foreign Exchange Gains and Losses
2017 vs 2016: The foreign exchange losses of $44.6 million in the year ended December 31, 2017 were principally a result of the weakening of the U.S. dollar against the British pound on net monetary liabilities in that currency held in U.S. dollar denominated units. These losses were partially offset by the gains which resulted from the weakening of the U.S. dollar against the Swiss Franc on net monetary assets held in Swiss Franc on U.S. dollar denominated units.
2016 vs 2015:  In 2016, foreign exchange gains of $9.6 million were principally a result of the strengthening of the U.S. dollar against our British pound denominated liabilities held in U.S. dollar denominated units. These gains were partially offset by the weakening of the U.S. dollar against the Brazilian Real on net monetary liabilities in that currency and by the effect of the U.S. dollar strengthening against the Singapore dollar on net monetary assets in that currency.
Corporate Operating Expenses
2017 vs 2016: The decrease of 39.8% was primarily due to lower integration expenses related to the Catlin Acquisition and synergies realized during the past year, reflecting our continuing focus on operating efficiency and leveraging our underwriting platform, as well as a reduction to variable compensation costs resulting from the natural catastrophe loss impact on our results.
2016 vs 2015: The increase of 5.1% was mainly a result of increased compensation cost, professional fees and lower rate of recovery of regulatory fees.
(Gain) Loss from the Early Extinguishment of Debt
The loss on extinguishment of debt is a result of the repurchase transaction described in Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein.
Gains on Sales of Subsidiaries
The gain on sale of subsidiary during the year ended December 31, 2016 was due to two items. The first was the sale of our 100% wholly-owned subsidiary XL Life Insurance and Annuity Company ("XLLIAC") to Mutual of Omaha Insurance Company ("Omaha") for $20.9 million in September 2016. The second was a sale of 7.8% of common shares and 6.4% of preference shares of New Ocean Capital Management for $3.9 million. For a further discussion, see Item 8, Note 2(b), "Acquisitions and Disposals - Sale of XL Life Insurance and Annuity Company ("XLLIAC")," to the Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
The Company is a party to the GreyCastle Life Retro Arrangements, as described in Item 8, Note 1(c), "Significant Accounting Policies - Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis," Note 1(e), "Significant Accounting Policies - Reinsurance," and Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For a further discussion, see

Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein and "Impact of GreyCastle Life Retro Arrangements" above.
Interest Expense
Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results – structured products.
2017 vs 2016: The decrease of 2.9% was the result of lower interest expense attributable to funds withheld balances, with an offsetting impact due to the issuance of debt during the year.
2016 vs 2015: The increase of 4.3% was a result of an overall increase in our debt following the issuance of the 4.45% Subordinated Notes due 2025 and the 5.5% Subordinated Notes due 2045 during the first quarter of 2015.
For further information about these debt financing transactions see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included herein.
Income Tax Expense
2017 vs 2016: The tax expense of $59.1 million recognized in 2017 was primarily driven by the $100.5 million one-time deferred tax asset write-down as a result of the U.S. Tax Cuts and Jobs Act, partially offset by the tax benefit related to the catastrophe losses incurred during 2017. Excluding the U.S. Tax Cuts and Jobs Act charge, the remaining 2017 tax benefit differed significantly from the 2016 tax expense due to the geographical distribution of group profits and losses between taxable and non-taxable jurisdictions.
2016 vs 2015: The tax expense of $42.1 million recognized in 2016 was primarily driven by the geographical distribution of profits and losses between taxable and non-taxable jurisdictions. The 2016 tax expense differed significantly from the 2015 tax benefit of $19.2 million, as the 2015 tax benefit resulted primarily from the $59.6 million valuation allowance release related to the restructuring of the U.S. operations.
Balance Sheet Analysis
Investments (Excluding Life Funds Withheld Assets)
Our investment strategy is based on a Strategic Asset Allocation process that establishes a strategic benchmark, which is a portfolio asset allocation target that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of the Company's management, and is approved by the RFC. The investment team actively seeks to exceed the total return of the strategic benchmark and meet budgeted investment earnings, while maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios. Active or tactical deviations from the benchmark are controlled by a comprehensive framework of investment decision authorities ("Authorities Framework"), which ensures that the risk profile of our investment portfolio is consistent with management's risk tolerance.
As described in Item 1, "Business - Investments," Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," and Note 4, "Investments," to the Consolidated Financial Statements included herein, the Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein, and in the table below, separately report the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.

At December 31, 2017 and 2016, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased), but excluding Life Funds Withheld Assets, were approximately $37.1 billion and $36.6 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at December 31, 2017 and 2016:

(U.S. dollars in thousands)	2017		2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturities - AFS (1):
U.S. Government	$4,362,740	11.8%	$3,894,388	10.6%
U.S. States, municipalities and political subdivisions	2,064,640	5.6%	2,478,112	6.8%
Non-U.S. Governments	5,201,581	14.0%	5,030,132	13.8%
Corporate	9,795,133	26.4%	10,134,729	27.7%
RMBS	4,724,402	12.7%	4,492,625	12.3%
CMBS	1,244,017	3.4%	665,186	1.8%
Other asset-backed securities	1,509,363	4.1%	1,253,388	3.4%
Total fixed maturities - AFS	$28,901,876	77.9%	$27,948,560	76.4%
Short-term investments	815,481	2.2%	625,193	1.7%
Equity securities	713,967	1.9%	1,037,331	2.8%
Investments in affiliates	1,911,996	5.2%	2,177,645	6.0%
Other investments	1,163,863	3.1%	1,164,564	3.2%
Total investments	$33,507,183	90.3%	$32,953,293	90.1%
Cash and cash equivalents	3,435,953	9.3%	3,426,988	9.4%
Restricted cash	74,395	0.2%	62,137	0.2%
Net receivable/ (payable) for investments sold/ (purchased)	(131,474)	(0.4)%	(97,482)	(0.3)%
Accrued investment income	220,299	0.6%	230,158	0.6%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$37,106,356	100.0%	$36,575,094	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.
We review our fixed income investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At December 31, 2017 and 2016, the average credit quality of our total fixed income portfolio was "AA." Included in the table below are the credit ratings of the fixed income portfolio, excluding cash and Life Funds Withheld Assets December 31, 2017 and 2016:

	2017		2016
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$14,511	48.8%	$14,037	46.4%
AA	4,826	16.2%	6,323	20.9%
A	6,077	20.5%	7,101	23.5%
BBB	3,322	11.2%	2,072	6.8%
BB and below/not rated	981	3.3%	731	2.4%
Total	$29,717	100.0%	$30,264	100.0%
____________

(1)
The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings (when available). U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations. For U.S. Government and government agencies, the average rating remains AAA as only one of the three major rating agencies downgraded the U.S. from AAA to AA+ in 2011.

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $199.3 million on 2,950 securities out of a total of 7,822 held at December 31, 2017 in our AFS portfolio (excluding Life Funds Withheld Assets and Other Investments) that can be attributed to the following significant drivers:

▪	gross unrealized losses of $85.3 million related to the Government holdings. Securities in a gross unrealized loss position had a fair value of $5.6 billion at December 31, 2017.

▪	gross unrealized losses of $57.3 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $3.5 billion at December 31, 2017.

▪	gross unrealized losses of $35.1 million related to RMBS. Securities in a gross unrealized loss position had a fair value of $3.1 billion at December 31, 2017.
The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at December 31, 2017:

	December 31, 2017
Security Type and Length of Time in a Continual Unrealized Loss Position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(58,610)	$9,149,414
At least 6 months but less than 12 months	(23,500)	1,151,513
At least 12 months but less than 2 years	(25,007)	359,459
2 years and over	(86,966)	2,730,393
Total	$(194,083)	$13,390,779
Equities
Less than 6 months	$(2,991)	$48,926
At least 6 months but less than 12 months	(2,176)	9,706
Total	$(5,167)	$58,632
The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at December 31, 2017:

	December 31, 2017
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(9,263)	$1,125,376
At least 1 year but less than 5 years remaining	(93,239)	5,626,928
At least 5 years but less than 10 years remaining	(37,177)	2,244,554
At least 10 years but less than 20 years remaining	(1,522)	52,715
At least 20 years or more remaining	(1,427)	63,934
RMBS	(35,123)	3,123,582
CMBS	(9,857)	721,721
Other asset-backed securities	(6,475)	431,969
Total	$(194,083)	$13,390,779

European Sovereign Debt (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the E.U. - particularly Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The ECB has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these European Periphery Nations' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt have been greatly reduced.
Our exposure to this European sovereign debt has a fair value of $171.2 million at December 31, 2017, and includes direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as fixed maturity securities issued by certain corporate entities operating within the European Periphery Nations. We continue to monitor our financial exposure, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investments that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that as of December 31, 2017, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $200 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
Fair Value Measurements of Assets and Liabilities
As described in Item 8, Note 1(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included herein, we have provided required disclosures by Level 1, 2 and 3 within the fair value hierarchy of the Company's assets and liabilities that are carried at fair value, including valuation methodologies.
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

Fair Value of Level 3 Assets and Liabilities
At December 31, 2017, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2017	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government	$4,362,740	$18,290	0.4%
U.S. States, municipalities and political subdivisions	2,064,640	—	—%
Non-U.S. Governments	5,201,581	—	—%
Corporate	9,795,133	1,292	—%
RMBS	4,724,402	—	—%
CMBS	1,244,017	—	—%
Other asset-backed securities	1,509,363	5,232	0.3%
Total Fixed maturities, at fair value	$28,901,876	$24,814	0.1%
Equity securities, at fair value	713,967	—	—%
Short-term investments, at fair value	815,481	—	—%
Total investments available for sale	$30,431,324	$24,814	0.1%
Cash equivalents (1)	1,550,707	—	—%
Other investments (2)	792,639	221,708	28.0%
Other assets (3)	29,215	18,327	62.7%
Total assets carried at fair value	$32,803,885	$264,849	0.8%
Liabilities
Other liabilities (4)	59,317	18,305	30.9%
Total liabilities carried at fair value	$59,317	$18,305	30.9%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from Other investments balances are $198.2 million measured using Net Asset Value. Based on new accounting guidance, these investments are excluded from the fair value hierarchy table. In addition, the Other investment balance excludes a payment obligation which totaled $173.0 million at December 31, 2017 and was carried at amortized cost. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included herein.

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
Unpaid Losses and Loss Expenses
We establish reserves to provide for the ultimate settlement of claims and the general expenses associated with administering the claims adjustment process, including losses which have been incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. Our reserving practices and the establishment of any particular reserve reflect our judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against us.

Gross unpaid losses and loss expenses totaled $29.7 billion and $25.9 billion at December 31, 2017 and 2016, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the year ended December 31, 2017:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2016	$25,939,571	$(5,480,300)	$20,459,271
Losses and loss expenses incurred	11,222,034	(3,219,704)	8,002,330
Losses and loss expenses paid/recovered	(8,037,321)	1,573,272	(6,464,049)
Foreign exchange and other	572,495	(112,714)	459,781
Balance at December 31, 2017	$29,696,779	$(7,239,446)	$22,457,333
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Item 8, Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included herein.
Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable
In the normal course of business, we seek to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve our ultimate liability to the insureds. Accordingly, the losses and loss expense reserves on the Consolidated Balance Sheets represent our total unpaid gross losses. Unpaid losses and loss expense recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	2017	2016
Reinsurance balances receivable	$952,847	$598,189
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements and U.S. Term Life Retro Arrangements)	8,277	10,997
Reinsurance recoverable on unpaid losses and loss expenses	7,280,549	5,522,419
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(63,836)	(62,829)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$8,177,837	$6,068,776
We have credit risk should any of our reinsurers be unable or unwilling to settle balances, net of collateral, due. For further discussion, please see Item 8, Note 12, "Reinsurance," to the Consolidated Financial Statements included herein.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large or multiple unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; and the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL Group may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL Group is a holding company and has limited liquidity.
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
Holding Company Liquidity
As holding companies, XL Group and XLIT have no operations of their own and their assets consist primarily of investments in subsidiaries. XL Group's principal uses of liquidity are common share-related transactions, including dividend payments to holders of its common shares as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses. XLIT's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to its parent company and certain corporate operating expenses.
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
Under Bermuda law, XL Group is required to pay cash dividends from contributed surplus. As of December 31, 2017, XL Group had $7.8 billion in contributed surplus.
At December 31, 2017, XL Group and XLIT held cash and investments, net of liabilities associated with cash sweeping arrangements, of $4.0 million and $0.7 billion, respectively, compared to $1.0 million and $0.7 billion, respectively, at December 31, 2016.
All of our outstanding debt as of December 31, 2017 was issued by XLIT. The ability of XLIT, like that of XL Group, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the U.S., Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included herein. See also the Consolidated Statements of Cash Flows in Item 8, Financial Statements, included herein.
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

Sources of Liquidity
At December 31, 2017, on a consolidated basis we had cash and cash equivalents of approximately $3.4 billion, as compared to approximately $3.4 billion at December 31, 2016. We have three main sources of cash flows – those provided by operating, investing activities and financing activities:

Total cash provided by (used in): (U.S. dollars in thousands)	2017	2016	2015
Operating activities	$33,319	$943,906	$644,481
Investing activities	$662,726	$737,767	$136,432
Financing activities	$(743,778)	$(1,453,179)	$17,886
Effects of exchange rate changes on foreign currency cash	$56,699	$(57,742)	$(64,377)
Operating Cash Flows
Historically, cash receipts from operations that are typically derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities have generally provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XLIT, and ultimately, XL Group. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred in that year, as reported in the Consolidated Statements of Income.
During the year ended December 31, 2017, net cash flows provided by operating activities were $33.3 million compared to net cash flows provided by operating activities of $943.9 million for the same period in 2016, a decrease of $910.6 million. The decrease was a result of increased loss payments due to the significant natural catastrophe activity in 2017.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash provided by investing activities was $662.7 million in the year ended December 31, 2017, compared to $737.8 million for the same period in 2016, a decrease of $75.0 million. The decrease is a result of trading activity in the ordinary course of business, however had a higher turnover year over year within the investment portfolio from active sector rotation and portfolio management activities.
As further outlined in Item 8, Note 4, "Investments," to the Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral. At December 31, 2017 and 2016, we had $18.8 billion and $17.1 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 1(i), "Significant Accounting Policies - Cash and Cash Equivalents," to the Consolidated Financial Statements included in herein, that cash in the amount of $157.5 million and 153.5 million at December 31, 2017 and 2016 is restricted and has been disclosed as such in our Consolidated Balance Sheets.
Financing Cash Flows
Cash flows related to financing activities include common and preference share related transactions, the payment of dividends, the issuance or repayment of XLIT's preference ordinary shares, the issuance or repayment of debt and deposit liability transactions. During the year ended December 31, 2017, net cash flows used in financing activities were $743.8 million compared to net cash used in financing activities of $1.5 billion for the same period in 2016, a decrease of $709.4 million. Financing cash flows were impacted by an decrease in share buybacks of $479.4 million compared to 2016, as well as a debt issuance of $558.3 million in 2017, partially offset by the repurchase of preference shares of $411.5 million. For further information on the drivers of our financing activity and capital management, see "Other Key Focuses of Management - Capital Management," Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements" to the Consolidated Financial Statements and Item 8, Note 19, "Share Capital" to the Consolidated Financial Statements included herein.
In addition, we maintain credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."

Capital Resources
At December 31, 2017 and 2016, we had total shareholders' equity of $11.5 billion and $13.0 billion, respectively. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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
The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	2017	2016
Non-controlling interests - Series D preference ordinary shares in XLIT	$287,143	$345,000
Non-controlling interests - Series E preference ordinary shares in XLIT	669,778	999,500
Non-controlling interests - preference shares of Catlin-Bermuda	518,582	562,285
Non-controlling interests - Other	137,500	115,382
Common share capital	9,848,317	10,938,512
Total common shares and non-controlling interests	$11,461,320	$12,960,679
Notes payable and debt	3,220,769	2,647,677
Total	$14,682,089	$15,608,356

Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	2017	2016
Common shareholders' equity – beginning of period	$10,938,512	$11,677,079
Net income (loss) attributable to common shareholders	(560,398)	440,968
Share buybacks	(571,615)	(1,051,050)
Share issues	50,662	9,900
Common share dividends	(232,002)	(224,411)
Change in accumulated other comprehensive income	173,885	28,930
Share-based compensation and other	49,273	57,096
Common shareholders' equity – end of period	$9,848,317	$10,938,512
Preference Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XLIT. As a result of the Catlin Acquisition, we also assumed the obligation of the preference shares issued by Catlin-Bermuda. These instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries as noted in the table above.
Debt
The following table presents the Company's outstanding notes payable and debt as of December 31, 2017:

(U.S. dollars in thousands)			Payments Due by Period (2)
Debt Issuance:	Outstanding (1)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
$300 million, 2.30% Senior Notes due December 2018	$299,357	2018	$300,000	$—	$—	$—
$400 million, 5.75% Senior Notes due October 2021	398,384	2021	—	—	400,000	—
$350 million, 6.375% Senior Notes due November 2024	349,248	2024	—	—	—	350,000
$500 million, 4.45% Subordinated Notes due March 2025	494,138	2025	—	—	—	500,000
$325 million, 6.25% Senior Notes due May 2027	323,531	2027	—	—	—	325,000
$300 million, 5.25% Senior Notes due December 2043	296,560	2043	—	—	—	300,000
$500 million, 5.5% Subordinated Notes due March 2045	472,832	2045	—	—	—	483,305
€500 million, 3.25% Subordinated Notes due June 2047	586,719	2047	—	—	—	597,050
Total debt carrying value	$3,220,769		$300,000	$—	$400,000	$2,555,355
_______________
(1)    "Outstanding" data represent December 31, 2017 accreted values.
(2)    "Payments Due by Period" data represents ultimate redemption values.
For details regarding the outstanding issues of unsecured notes at December 31, 2017 and for further information on our debt see Item 8, Note 14(a), "Notes Payable and Debt and Financing Arrangements - Notes Payable and Debt," to the Consolidated Financial Statements included herein.

Letter of Credit (LOC) Facilities and other sources of collateral
The following table presents the Company's ten unsecured LOC facilities and revolving credit facilities at December 31, 2017:

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period (1)
Facility Name:	Commitment	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2016 Credit Agricole Facility I	$125,000	$125,000	2019	$—	$125,000	$—	$—
2016 Credit Agricole Facility II	125,000	125,000	2019	—	125,000	—	—
2017 Commonwealth Bank Facility	215,000	215,000	2020	—	215,000	—	—
2017 Credit Suisse Facility	100,000	100,000	2020	—	100,000	—	—
FAL Facility I	125,000	125,000	2020	—	—	125,000	—
FAL Facility II	125,000	125,000	2020	—	—	125,000	—
FAL Facility III	125,000	125,000	2020	—	—	125,000	—
FAL Facility IV	125,000	125,000	2020	—	—	125,000	—
Syndicated Unsecured Facility (2)	750,000	2,000	2021	—	—	750,000	—
2017 Commerzbank Facility	100,000	100,000	2022	—	—	100,000	—
Total unsecured LOC facilities	$1,915,000	$1,167,000		$—	$565,000	$1,350,000	$—
Facilities collateralized by certain investment assets	1,477,986	1,382,226		—	—	750,000	727,986
Total LOC facilities (3)	$3,392,986	$2,549,226		$—	$565,000	$2,100,000	$727,986

____________

(1)
See Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral," to the Consolidated Financial Statements included herein for definition of terms used in this table.

(2)	We have the option to increase the size of the facilities under the Syndicated Facilities by an additional $500 million across both such facilities.

(3)
As of December 31, 2017, the portion of the total LOC facilities allowable to be utilized for revolving loans was $750.0 million. However, $2 million of this allowable portion was utilized to issue letters of credit, leaving $748.0 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities.

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
Covenants
Our credit facilities contain a number of covenants that must be met and maintained and that, among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

▪	engage in mergers or consolidations;

▪	dispose of assets outside of the ordinary course of business;

▪	create liens on assets; and

▪	engage in certain transactions with affiliates.
The following outlines our most restrictive financial covenant requirements across all credit facilities and actual amounts as of December 31, 2017:

	Covenant Requirement	Actual Ratio or Balance	Margin of Compliance at December 31, 2017
Ratio of Total Funded Debt to Total Capitalization (1)	Not greater than 0.35 : 1.00	0.17 : 1.00	$3.9	billion
Maximum Secured Indebtedness (2)	Not greater than 20% of consolidated net worth	Nil	$2.3	billion
Syndicated Secured and Unsecured Credit Facilities - Consolidated Net Worth (3)	$8.4 billion	$11.6 billion	$3.2	billion
____________

(1)	This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)
Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2017, such secured letter of credit facilities amounted to $1.38 billion.

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

As noted in the table above, at December 31, 2017, we were in compliance with all covenants by significant margins, and we currently remain in compliance.
Cross-Default And Other Provisions In Debt Instruments
The following describes certain terms of the debt instruments referred to above. Our material credit agreements and indentures governing XLIT's notes have been filed with the SEC and should be referred to for an assessment of our complete contractual obligations.
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
Long-Term Contractual Obligations
The following table presents our long term contractual obligations and related payments at December 31, 2017, due by period. This table excludes further commitments of $390.6 million related to our investment funds and certain limited partnerships, and in use letter of credit facilities of $2.5 billion. See Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," Note 7, "Derivative Instruments," and Note 18, "Commitments and Contingencies," to the Consolidated Financial Statements included herein, for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$3,255,355	$300,000	$—	$400,000	$2,555,355
Interest on long-term debt	2,372,881	158,709	303,473	274,273	1,636,426
Operating lease obligations	368,452	74,765	125,231	100,254	68,202
Capital lease obligations	133,377	11,269	23,391	24,575	74,142
Deposit liabilities (1)	1,590,007	175,152	206,450	174,028	1,034,377
Future policy benefits (2)	4,724,003	334,633	640,241	568,306	3,180,823
Unpaid losses and loss expenses – P&C (3)	30,119,333	8,699,978	9,115,450	4,724,027	7,579,878
Total	$42,563,408	$9,754,506	$10,414,236	$6,265,463	$16,129,203
____________

(1)
Deposit liabilities were $1.0 billion on our Consolidated Balance Sheet at December 31, 2017. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from our estimate. See Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included herein, for further information.

(2)
Future policy benefit reserves related to Run-Off Life Operations were $3.6 billion on our Consolidated Balance Sheet at December 31, 2017. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from our estimated amounts.

(3)
The unpaid loss and loss expenses were $29.7 billion on our Consolidated Balance Sheet at December 31, 2017. The difference from the amount included above relates to the discount on payments due in the future for certain workers' compensation lines and certain U.K. motor liability claims. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business, see Item 8, Note 10, "Losses and Loss Expenses" to the Consolidated Financial Statements included herein. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, our liquidity requirements are supported by having revolving lines of credit facilities available to us and significant reinsurance programs, in addition to our fixed income investment portfolio.

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
General
The following market risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk ("VaR") analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of the analyses used by us to assess and mitigate risk should not be considered projections of future events or losses. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements."
As described in Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," and Note 4, "Investments," to the Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
Interest Rate Risk (Excluding Life Funds Withheld Assets)
Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our SAA process by specifying an SAA benchmark relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management's risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint, since the assets are carried at fair value, while liabilities are accrued at a static rate. We may utilize derivative instruments via an interest rate overlay strategy to manage or optimize our duration and curve exposures.
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
Foreign currency exposures represent all net assets and liabilities held in currencies other than U.S. dollars that generate foreign exchange volatility. The following table provides more information on our net total foreign currency exposures at December 31, 2017 and 2016:

(Foreign currency in U.S. dollars, in millions)	December 31, 2017	December 31, 2016
Canadian dollar (CAD)	$365.3	$136.0
Australian dollar (AUD)	185.8	68.6
Singaporean dollar (SGD)	123.6	140.1
British pound sterling (GBP)	115.9	105.3
Euro (EUR)	(54.9)	137.7
Other	(193.3)	(337.4)
Total	$542.4	$250.3

As a percentage of total net assets	4.7%	1.9%
Absolute value of pre-tax impact of 10% movement of the U.S. dollar Shareholders' Equity	$54.2	$25.0
Absolute value of pre-tax impact of 10% movement of the U.S. dollar Book Value per Share	0.6%	0.2%
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
We have an established credit risk governance process that has been delegated to the Credit Risk Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash event risk (which covers a number of substantially similar claims against multiple policyholders) that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that the profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.

To manage our exposure to credit risk, we have established a credit risk framework that establishes tolerances for credit risk at various levels of granularity (counterparty, industry, country and underwriting business) and tolerances for credit risk arising from certain clash events. Credit risk capacity is allocated across our businesses and functional areas, and regular reporting and aggregation activities are carried out to ensure compliance with our credit risk framework and related tolerances. Credit risk arising from credit sensitive underwriting activities is also managed via our underwriting limit framework. We manage credit risk within the investment portfolio through our Authorities Framework and established investment credit policies, which address the quality of obligors and counterparties, industry limits, and diversification requirements. Our exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.
Our credit risk framework establishes a 1% exceedance credit clash limit at a level not to exceed approximately 25% of ATC in order to manage the direct and indirect credit exposures arising from underwriting and non-underwriting activities that could potentially be impacted in various degrees by a systemic credit event (e.g. our investment portfolio, credit sensitive underwriting activities, unsecured exposures arising from reinsurance recoverable counterparties, brokers and other obligor counterparties). If we were to deploy the full limit, there would be a 1% probability that an event would occur during the next year that would result in a net credit clash related loss in excess of the limit. See "Other Key Focuses of Management - Risk Management" for factors we consider in setting the credit clash risk tolerance as well as for factors that could cause a deviation between estimated and actual incurred losses.
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.5 years at December 31, 2017.
We manage credit risk in the investment portfolio, including fixed income, alternative and short-term investments, through the credit research performed by investment management service providers and our portfolio management team. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations related to the investment portfolio. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to our credit limit guidelines. Any issuer over its credit limits or experiencing financial difficulties, material credit quality deterioration, or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets," included herein for our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio at December 31, 2017.
At December 31, 2017 and 2016, the average credit quality of our aggregate fixed income investment portfolio (including short-term investments) was "AA." Our $12.4 billion portfolio of government and government-related, agency, and sovereign was rated "AA+", our $9.8 billion portfolio of corporates was rated "A-", and our $7.5 billion structured securities portfolio was rated "AA+".

At December 31, 2017, the top 10 corporate exposures listed below represented 5.3% of the aggregate fixed income investment portfolio and 16.0% of all corporate holdings.

Top 10 Corporate holdings (1)(2) (U.S. dollars in millions)	Carrying Value	% of Corporate	Percentage of Aggregate Fixed Income Portfolio
Wells Fargo & Company	$189	2.0%	0.7%
JPMorgan Chase & Co.	186	1.9%	0.6%
The Goldman Sachs Group, Inc.	178	1.8%	0.6%
Morgan Stanley	176	1.8%	0.6%
HSBC Holdings PLC	160	1.7%	0.5%
Bank Of America Corporation	154	1.6%	0.5%
Citigroup INC	152	1.5%	0.5%
Anheuser-Busch Inbev SA	139	1.4%	0.5%
Apple Inc.	121	1.2%	0.4%
BP PLC	111	1.1%	0.4%
Total	$1,566	16.0%	5.3%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

(2)	Excludes short-term investments and accrued investment income.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown at December 31, 2017 of the $7.5 billion structured securities portfolio, of which 91.6% is AAA rated:

(U.S. dollars in millions)	Carrying Value (2)	Percentage of Structured Portfolio
RMBS	$4,724.4	63.2%
CMBS	1,244.0	16.6%
Other ABS (1)	1,509.4	20.2%
Total	$7,477.8	100.0%
____________

(1)	Includes Covered Bonds.

(2)	Excludes short-term investments and accrued investment income.
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

Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At December 31, 2017, our equity portfolio was approximately $557.0 million as compared to $902.3 million at December 31, 2016. This excludes fixed income fund investments of $157.0 million and $135.2 million at December 31, 2017 and 2016, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP given their structure as open-ended exchange traded funds. At December 31, 2017 and 2016, our direct allocation to equity securities was 1.9% and 2.8%, respectively, of the total investments (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risk related to real estate, and risks specific to startup or small companies. At December 31, 2017, our exposure to private investments (including funds), excluding unfunded commitments, was $556.6 million, representing 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $533.3 million, representing 1.5% of the total investment portfolio at December 31, 2016.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.3 billion representing approximately 3.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2017, as compared to December 31, 2016, when we had a total exposure of $1.6 billion representing approximately 4.5% of the total investment portfolio.
Our operating affiliate investment portfolio is invested in insurance, investment manager, and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. Such positions had a total exposure of $427.6 million, representing approximately 1.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2017, as compared to December 31, 2016, when we had a total exposure of $502.7 million representing approximately 1.4% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 8, Note 7, "Derivative Instruments," to the Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at December 31, 2017 associated with an immediate and hypothetical: +100 bps increase in interest rates, a -10% decline in equity markets, a +100 bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at December 31, 2017, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

The estimated results at December 31, 2017 below also do not include any risk contributions from our various operating affiliates (insurance, investment manager and strategic and other) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,233.3)	$(208.6)	$(1,119.9)	$(69.7)	$711.1
(I) Fixed Income Portfolio	(1,233.3)	—	(1,119.9)	(69.7)	736.0
(a) Cash & Short Term Investments	(3.9)	—	(3.0)	(0.1)	13.2
(b) Total Government Related	(451.4)	—	(248.7)	(5.0)	242.5
(c) Total Corporate Credit	(422.4)	—	(456.0)	(37.4)	264.9
(d) Total Structured Credit	(355.5)	—	(412.2)	(27.2)	248.1
(II) Non-Fixed Income Portfolio	—	(208.6)	—	—	210.6
(e) Equity Portfolio	—	(56.6)	—	—	61.2
(f) Hedge Fund Portfolio	—	(66.0)	—	—	86.3
(g) Private Investment Fund Portfolio	—	(86.0)	—	—	84.3
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(3)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge fund, private investments and counterparty exposure.

(4)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +10% increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge funds, private investments and counterparty exposure.

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at December 31, 2017 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

(6)
The VaR results are the standalone VaRs, based on the prescribed methodology, for each component of our Total Investment Portfolio. The standalone VaRs of the individual components are non-additive, with the difference between the summation of the individual component VaRs and their respective aggregations being due to diversification benefits across the individual components. In the case of the VaR results for our Total Investment Portfolio, the results also include the impact associated with our insurance and other strategic investments.

(7)
Our Total Investment Portfolio also includes our insurance and other strategic investments that do not form part of our Fixed Income Portfolio or Non-Fixed Income Portfolio. The individual results reported in the above table for our Total Investment Portfolio therefore represent the aggregate impact on our Fixed Income Portfolio, Non-Fixed Income Portfolio and the majority of our other investments.

Stress Testing (Excluding Life Funds Withheld Assets)
VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when we expect the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, we consider the impact on the investment portfolio of several different stress scenarios to analyze the effect of unusual market conditions. We establish certain stress scenarios that are applied to the actual investment portfolio. As these stress scenarios and estimated gains and losses are based on scenarios established by us, they will not necessarily reflect future stress events or the gains and losses from such events. The results of the stress scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders' equity, market conditions and our total risk tolerance. It is important to note that, when assessing the risk of our investment portfolio, we do not take into account either the value or risk associated with the liabilities arising from our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP LTD
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2017 AND 2016

(U.S. dollars in thousands, except share data)	2017	2016
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2017 - $30,157,581; 2016 - $29,587,656)	$30,928,988	$30,256,602
Equity securities, at fair value (cost: 2017 - $638,455; 2016 - $996,610)	713,967	1,037,331
Short-term investments, at fair value (amortized cost: 2017 - $816,638; 2016 - $626,142)	815,481	625,193
Total investments available for sale	$32,458,436	$31,919,126
Fixed maturities, at fair value (amortized cost: 2017 - $1,946,501; 2016 - $1,548,178)	2,006,385	1,617,014
Short-term investments, at fair value (amortized cost: 2017 - $14,969; 2016 - $9,536)	14,965	9,563
Total investments trading	$2,021,350	$1,626,577
Investments in affiliates	1,911,996	2,177,645
Other investments	1,163,863	1,164,564
Total investments	$37,555,645	$36,887,912
Cash and cash equivalents	3,435,954	3,426,988
Restricted cash	157,497	153,504
Accrued investment income	272,149	284,366
Deferred acquisition costs and value of business acquired	1,102,474	946,721
Ceded unearned premiums	2,198,217	1,687,864
Premiums receivable	6,934,482	5,522,976
Reinsurance balances receivable	930,114	577,479
Unpaid losses and loss expenses recoverable	7,247,723	5,491,297
Receivable from investments sold	201,515	128,411
Goodwill and other intangible assets	2,225,751	2,203,653
Deferred tax asset	332,024	310,542
Other assets	842,691	812,389
Total assets	$63,436,236	$58,434,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$29,696,779	$25,939,571
Deposit liabilities	1,042,677	1,116,233
Future policy benefit reserves	3,610,926	3,506,047
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2017 - $3,191,584; 2016 - $3,072,615)	999,219	998,968
Unearned premiums	8,307,431	7,293,028
Notes payable and debt	3,220,769	2,647,677
Reinsurance balances payable	3,706,116	2,451,717
Payable for investments purchased	332,989	226,009
Deferred tax liability	57,574	77,271
Other liabilities	1,000,436	1,216,902
Total liabilities	$51,974,916	$45,473,423
Commitments and Contingencies
Shareholders’ Equity:
Authorized shares, 999,990,000, par value $0.01; common shares issued and outstanding (2017 - 256,033,895; 2016 - 266,889,127)	$2,560	$2,669
Additional paid in capital	7,757,940	8,068,503
Accumulated other comprehensive income	889,431	715,546
Retained earnings	1,198,386	2,151,794
Shareholders’ equity attributable to XL Group Ltd	$9,848,317	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	1,613,003	2,022,167
Total shareholders’ equity	$11,461,320	$12,960,679
Total liabilities and shareholders’ equity	$63,436,236	$58,434,102
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands, except per share data)	2017	2016	2015
Revenues:
Net premiums earned	$10,336,612	$9,777,934	$8,226,425
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	702,676	672,382	684,881
Net investment income - Life Funds Withheld Assets	127,047	154,751	187,489
Total net investment income	$829,723	$827,133	$872,370
Realized investment gains (losses):
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	$135,551	$191,247	$102,957
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(12,988)	(78,997)	(81,987)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(359)	439	(973)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	115,911	152,589	223,272
OTTI on investments - Life Funds Withheld Assets	(1,434)	(2,598)	(13,357)
Net unrealized gains (losses) on investments, trading securities ("Trading") - Life Funds Withheld Assets	(14,805)	109,458	(27,734)
Total net realized gains (losses) on investments, and net unrealized gains (losses) on investments, Trading	$221,876	$372,138	$202,178
Net realized and unrealized gains (losses) on derivative instruments	(41,732)	2,521	53,123
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(206,015)	(540,090)	(151,691)
Income (loss) from investment affiliates	139,046	70,758	73,320
Fee income and other	48,647	35,692	33,201
Total revenues	$11,328,157	$10,546,086	$9,308,926
Expenses:
Net losses and loss expenses incurred	$8,001,920	$6,072,835	$4,766,200
Claims and policy benefits	39,189	28,244	115,997
Acquisition costs	1,788,140	1,620,671	1,317,448
Operating expenses	1,757,059	2,063,362	1,966,939
Foreign exchange (gains) losses	44,620	(9,578)	22,504
(Gain) Loss on sale of subsidiary	—	(7,088)	—
(Gain) loss from the early extinguishment of debt	1,582	—	5,592
Interest expense	190,359	209,763	205,215
Total expenses	$11,822,869	$9,978,209	$8,399,895
Income (loss) before income tax and income (loss) from operating affiliates	$(494,712)	$567,877	$909,031
Income (loss) from operating affiliates	63,645	44,397	44,740
Gain on sale of operating affiliate	—	—	340,407
Provision (benefit) for income tax	59,070	42,129	(19,161)
Net income (loss)	$(490,137)	$570,145	$1,313,339
Non-controlling interests	70,261	129,177	106,187
Net income (loss) attributable to common shareholders	$(560,398)	$440,968	$1,207,152
Weighted average common shares and common share equivalents outstanding, in thousands – basic	259,894	278,957	286,194
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	259,894	282,758	290,999
Earnings (loss) per common share and common share equivalent – basic	$(2.16)	$1.58	$4.22
Earnings (loss) per common share and common share equivalent – diluted	$(2.16)	$1.56	$4.15
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	2017	2016	2015
Net income (loss) attributable to common shareholders	$(560,398)	$440,968	$1,207,152
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	176,098	(72,638)	(530,030)
Change in adjustments related to future policy benefit reserves, net of tax	27,184	62,295	170,688
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(51,983)	(4,502)	(421,604)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(11,250)	(57,820)	(6,074)
Change in OTTI losses recognized in other comprehensive income, net of tax	7,425	6,550	18,545
Change in underfunded pension liability, net of tax	2,531	(246)	(3,852)
Change in value of cash flow hedge	(192)	(182)	(200)
Foreign currency translation adjustments, net of tax	24,072	95,473	(25,315)
Comprehensive income (loss)	$(386,513)	$469,898	$409,310
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	2017	2016	2015
Common Shares:
Balance – beginning of year	$2,669	$2,947	$2,552
Issuance of common shares	11	16	515
Buybacks of common shares	(138)	(302)	(125)
Exercise of stock options	18	8	5
Balance – end of year	$2,560	$2,669	$2,947
Additional Paid in Capital:
Balance – beginning of year	$8,068,503	$8,910,167	$7,359,102
Issuance of common shares	17	31	1,851,046
Buybacks of common shares	(416,630)	(912,282)	(370,395)
Exercise of stock options	50,616	9,845	9,972
Share-based compensation and other	55,434	60,742	60,442
Balance – end of year	$7,757,940	$8,068,503	$8,910,167
Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$715,546	$686,616	$1,484,458
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	176,098	(72,638)	(530,030)
Change in adjustments related to future policy benefit reserves, net of tax	27,184	62,295	170,688
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	(51,983)	(4,502)	(421,604)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(11,250)	(57,820)	(6,074)
Change in OTTI losses recognized in other comprehensive income, net of tax	7,425	6,550	18,545
Change in underfunded pension liability, net of tax	2,531	(246)	(3,852)
Change in value of cash flow hedge	(192)	(182)	(200)
Foreign currency translation adjustments, net of tax	24,072	95,473	(25,315)
Balance – end of year	$889,431	$715,546	$686,616
Retained Earnings (Deficit):
Balance – beginning of year	$2,151,794	$2,077,349	$1,187,639
Net income (loss) attributable to common shareholders	(560,398)	440,968	1,207,152
Dividends on common shares	(232,002)	(224,411)	(211,814)
Buybacks of common shares	(154,847)	(138,466)	(98,451)
Share-based compensation and other	$(6,161)	$(3,646)	$(7,177)
Balance – end of year	$1,198,386	$2,151,794	$2,077,349
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$2,022,167	$1,977,384	$1,402,015
Non-controlling interests – contributions	59,583	47,524	23,610
Non-controlling interests – distributions	(26,092)	(9,028)	(19,001)
Non-controlling interests – acquired	—	—	562,285
Non-controlling interests – redeemed	(431,282)	—	—
Non-controlling interests – net income (loss)	(10,557)	7,309	7,466
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(816)	(1,022)	1,009
Balance – end of year	$1,613,003	$2,022,167	$1,977,384
Total Shareholders' Equity	$11,461,320	$12,960,679	$13,654,463
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(490,137)	$570,145	$1,313,339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total net realized (gains) losses on investments and net unrealized (gains) losses on investments, trading	(221,876)	(372,138)	(202,178)
Net realized and unrealized (gains) losses on derivative instruments	41,732	(2,521)	(53,123)
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	206,015	540,090	151,691
Amortization of premiums (discounts) on fixed maturities	160,191	193,482	194,824
(Income) loss from investment fund and operating affiliates	(122,487)	(67,802)	(46,072)
Loss (gain) on sale of subsidiaries	—	(7,088)	—
Gain on sale of ARX Holding Corp.	—	—	(340,407)
Share-based compensation	64,199	81,001	74,431
Depreciation and amortization	97,038	118,063	92,313
Accretion of deposit liabilities	29,243	43,984	43,633
Changes in:
Unpaid losses and loss expenses	2,881,359	1,073,313	(211,831)
Future policy benefit reserves	(235,328)	(162,096)	(278,818)
Funds withheld on GreyCastle life retrocession arrangements, net	(281,136)	(223,516)	(210,943)
Unearned premiums	733,182	436,106	(528,214)
Premiums receivable	(1,200,673)	(1,084,432)	156,168
Unpaid losses and loss expenses recoverable	(1,575,247)	(360,223)	(439,548)
Ceded unearned premiums	(430,213)	70,529	237,017
Reinsurance balances receivable	(327,462)	(174,126)	2,319
Deferred acquisition costs and value of business acquired	(118,566)	(62,926)	126,455
Reinsurance balances payable	1,120,507	398,738	229,205
Deferred tax asset – net	(59,498)	(41,641)	(47,924)
Derivatives	(18,856)	119,038	185,300
Other assets	(54,417)	(26,673)	17,054
Other liabilities	(236,443)	(49,853)	152,822
Other	72,192	(65,548)	26,968
Total adjustments	$523,456	$373,761	$(668,858)
Net cash provided by (used in) operating activities	$33,319	$943,906	$644,481
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$15,702,126	$12,757,580	$16,868,228
Proceeds from redemption of fixed maturities and short-term investments	3,470,496	3,847,709	3,751,174
Proceeds from sale of equity securities	757,549	848,779	664,735
Purchases of fixed maturities and short-term investments	(19,281,797)	(15,457,689)	(19,718,064)
Purchases of equity securities	(326,610)	(1,103,447)	(567,334)
Proceeds from sale of affiliates	593,539	397,091	748,575
Purchases of affiliates	(176,034)	(681,385)	(280,856)
Purchase of subsidiaries, net of acquired cash	—	(92,893)	(1,020,015)
Proceeds from sale of subsidiaries, net of cash sold	—	22,998	—
Change in restricted cash	(3,993)	1,488	(154,992)
Other, net	(72,550)	197,536	(155,019)
Net cash provided by (used in) investing activities	$662,726	$737,767	$136,432

XL GROUP LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	2017	2016	2015
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$50,634	$9,854	$9,976
Buybacks of common shares	(571,614)	(1,051,050)	(468,971)
Repurchase of preference shares	(411,492)	—	—
Employee withholding on share-based compensation	(24,189)	(28,569)	(28,925)
Dividends paid on common shares	(228,232)	(222,761)	(208,516)
Distributions to non-controlling interests	(124,305)	(130,447)	(117,683)
Contributions from non-controlling interests	59,583	47,524	23,610
Proceeds from issuance of debt	558,311	—	980,600
Repayment of debt	(17,909)	(8,248)	(87,447)
Deposit liabilities	(34,565)	(69,482)	(84,758)
Net cash provided by (used in) financing activities	$(743,778)	$(1,453,179)	$17,886
Effects of exchange rate changes on foreign currency cash	56,699	(57,742)	(64,377)
Increase (decrease) in cash and cash equivalents	$8,966	$170,752	$734,422
Cash and cash equivalents – beginning of year	3,426,988	3,256,236	2,521,814
Cash and cash equivalents – end of year	$3,435,954	$3,426,988	$3,256,236

Net taxes paid	$30,955	$81,662	$96,886
Interest paid on notes payable and debt	$137,584	$138,025	$115,598
See accompanying Notes to Consolidated Financial Statements

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
XL Group Ltd, a Bermuda exempted company ("XL Group"), through its operating subsidiaries, is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis.
XL Group and its various subsidiaries operate globally in 29 countries, through the Company's two business segments: Insurance and Reinsurance. These segments are further discussed in Note 3, "Segment Information."
On July 25, 2016, XL Group plc, an Irish public limited company ("XL-Ireland"), and XL Group completed a scheme of arrangement under Irish law (the "Scheme of Arrangement") that effected a transaction (the "Redomestication") that resulted in the shareholders of XL-Ireland becoming shareholders of XL Group and XL-Ireland becoming a subsidiary of XL Group. In accordance with the terms of the Scheme of Arrangement, the following steps simultaneously occurred at the effective time of the Redomestication: (i) all of the existing XL-Ireland ordinary shares, par value $0.01 per share (the "XL-Ireland shares") (other than XL-Ireland shares held by XL Group) were canceled; (ii) the reserves created on cancellation of the XL-Ireland shares were used to issue XL-Ireland shares to XL Group; and (iii) in return for such issuance of XL-Ireland shares to XL Group, XL Group issued common shares, par value $0.01 per share (the "XL Group shares"). The XL Group shares issued in connection with the Redomestication were issued in reliance upon an exemption from registration under the U.S. Securities Act of 1933, as amended (the "Securities Act"), provided under Section 3(a)(10) of the Securities Act. Upon the Redomestication, XL Group became the successor issuer to XL-Ireland and succeeded XL-Ireland's obligation to file reports, proxy statements and other information required of domestic registrants by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the U.S. Securities and Exchange Commission (the "SEC").  As the successor issuer, the XL Group shares were deemed to be registered under Section 12(b) of the Exchange Act. Further, XL Group is subject to the applicable listing standards of the New York Stock Exchange ("NYSE"), and reports its financial results in U.S. dollars and accounting principles generally accepted in the United States of America ("GAAP"), in addition to any reporting requirements under Bermuda law. XL Group's shares continue in place of the XL-Ireland shares to trade on the NYSE under the ticker symbol "XL." Additionally, upon completion of the Redomestication, XL Group fully and unconditionally guaranteed the majority of the outstanding debt issued by XLIT Ltd., an exempted company incorporated under the laws of the Cayman Islands ("XLIT"). See Note 14, "Notes Payable and Debt and Financing Arrangements," for more information regarding our outstanding debt.
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
On May 1, 2015, the Company completed its acquisition (the "Catlin Acquisition") of Catlin Group Limited and its consolidated subsidiaries ("Catlin"). Catlin, through its wholly-owned subsidiaries, provided property, casualty and specialty insurance and reinsurance coverage on a worldwide basis. The Company's consolidated results of operations include those of Catlin from May 1, 2015. See Note 2(f), "Acquisitions and Disposals - Catlin Acquisition," for additional information with respect to the acquisition of Catlin.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in conformity with GAAP. To facilitate period-to-period comparisons, certain reclassifications have been made to prior year consolidated financial statement amounts to conform to the current year presentation. There was no effect on net income from this change in presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant areas of estimation include:

▪	unpaid losses and loss expenses and unpaid losses and loss expenses recoverable;

▪	future policy benefit reserves;

▪	valuation and other-than-temporary impairments of investments;

▪	income taxes;

▪	reinsurance premium estimates; and

▪	carrying value of goodwill and intangible assets.
While management believes that the amounts included in the consolidated financial statements reflect the Company's best estimates and assumptions, actual results could differ materially from these estimates.
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
Basis of Fair Value Measurement
Fair value measurements accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy are described further below:

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

▪
Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Details on assets and liabilities that have been included under the requirements of authoritative guidance on fair value measurements to illustrate the bases for determining the fair values of these items held by the Company are included in each respective section of this note.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
(c) Investments
Investments - Available For Sale
Investments that are considered available for sale ("AFS") (comprised of fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for AFS investments are generally sourced from third parties. The fair values of fixed income securities are based upon quoted market values where available, "evaluated bid" prices provided by third party pricing services ("pricing services") where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models.
It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market-corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing services. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed income securities for which they provide a price. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, customer feedback through a price challenge process and industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify "buckets" of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value that represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management's responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.
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
Equity securities include investments in open-end mutual funds, exchange-traded funds and shares of publicly traded companies. The fair value of equity securities is based upon quoted market values (Level 1), or monthly net asset value statements provided by the investment managers upon which subscriptions and redemptions can be executed (Level 2).
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Investment income is recognized when earned, and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, and is recorded net of related investment expenses. Amortization of discounts on fixed maturities includes amortization to expected recovery values for investments that have previously been recorded as other-than-temporarily impaired. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are payable to the Company only when a security is called prior to its maturity are earned when received and reflected in net investment income.
Investments - Trading
Investments for which the Company has elected the fair value option are classified as "trading". Trading securities are carried at fair value. All trading securities are held in support of the GreyCastle Life Retro Arrangements as defined in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation." Thus, changes in the fair value of trading securities are included in "Net unrealized gains (losses) on investments, trading securities - Life Funds Withheld Assets," and interest and dividend income from trading securities are included as a component of "Net investment income - Life Funds Withheld Assets".
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
Investments In Affiliates
Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company's Consolidated Balance Sheets and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders' equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company's share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently. Distributions received from affiliates representing returns on invested capital are recorded as operating cash flows, while distributions representing returns of invested capital or proceeds upon sale of all or a portion of an affiliate are recorded as investing cash flows.
The Company generally records its hedge fund and private investment affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. Significant influence is considered on a case-by-case basis. Investments in affiliates are not subject to fair value measurement guidance, as they are not considered to be fair value measured investments under GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.
Other Investments
Contained within this asset class are equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. Also included within other investments are structured transactions, which are carried at amortized cost.
Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager, the general partner or the respective entity, recent financial information, available market data and, in certain cases, management judgment. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers; accordingly, these investments are generally classified as

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Level 2. Investments for which fair value is estimated using net asset value per share as a practical expedient are excluded from the fair value hierarchy. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in "Accumulated other comprehensive income (loss)." Any unrealized loss in value considered by management to be other-than-temporary is charged to income in the period in which such determination is made.
Overseas deposits include investments in private funds related to Lloyd's syndicates in which the underlying instruments are primarily fixed maturities. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted balances held by Lloyd's syndicates for solvency purposes, which are primarily invested in cash and cash equivalents. Given the restricted nature of these balances, they are included in other investments on the Consolidated Balance Sheets. Each of these investment types is considered a Level 2 valuation.
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
Premiums are generally earned on a pro-rata basis over the period the coverage is provided. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Net premiums earned are presented after deductions for reinsurance ceded, as applicable. Premiums receivable are reported net of commissions payable and allowance for estimated uncollectible amounts.
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
Acquisition costs, which vary with and are directly related to the acquisition of policies, consist primarily of: a) commissions paid to brokers and cedants, and b) premium-related taxes, are deferred and amortized over the period during which the premiums are earned. Acquisition costs are shown net of contractual commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.
(e) Reinsurance
In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed (and any commissions recorded thereon are earned) on a monthly pro-rata basis over the period the reinsurance coverage is provided. Ceded unearned reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Reinstatement premiums ceded are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are fully earned when

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

recognized. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provisions are made for estimated unrecoverable reinsurance.
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
(f) Fee Income and Other
Fee income and other includes fees received for insurance, loss prevention consulting services and product structuring services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.
(g) Other-Than-Temporary Impairments ("OTTI") of Available for Sale Securities
The Company's process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. The primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer, including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset-backed and mortgage-backed securities be recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company's analysis of the above factors results in the Company's conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow, and a portion of the previously unrealized loss is therefore realized in the period such determination is made.
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
In instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e. the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the Consolidated Statements of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive income (loss). Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.
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
With respect to securities where the decline in value is determined to be temporary and the security's amortized cost is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities. We have outsourced a significant portion of the day-to-day management of the Company's investment portfolio to third party investment manager service providers. While these investment manager service providers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company's portfolio as available for sale.
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security's value is not written down at that time. However, there are potential effects upon the Company's future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines.
(h) Derivative Instruments
The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Except for the embedded derivative associated with the GreyCastle Life Retro Arrangements discussed above within (c) "Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis," the changes in fair value of derivatives are shown in the Consolidated Statements of Income as "net realized and unrealized gains (losses) on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is discussed below. Changes in the fair value of derivatives may create volatility in the Company's results of operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the Consolidated Balance Sheets for derivative instruments executed with the same counterparty under the same netting arrangement to the extent that the Company intends to settle the amounts on a net basis.
Derivative contracts can be exchange-traded or over-the-counter ("OTC"). Exchange-traded derivatives (futures and options) typically fall within Level 1 of the fair value hierarchy, depending on whether they are deemed to be actively traded or not. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.
Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs that are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its non-hedging derivatives activities in three main areas: investment related derivatives, credit derivatives and other non-investment-related derivatives.
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
Fair Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings (through

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

"net realized and unrealized gains and losses on derivative instruments"), with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income, with the exception of hedges of Company-issued debt, which are recorded in interest expense. The Company may designate fair value hedging relationships where interest rate swaps are used to hedge the changes in the fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.
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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the "Change in Variable Cash Flows Method," the "Change in Fair Value Method," the "Hypothetical Derivative Method" or the "Dollar Offset Method."
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when: it determines that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative is dedesignated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheets with changes in its fair value recognized in current period earnings through "net realized and unrealized gains and losses on derivative instruments." When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheets at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Restricted Cash
Restricted cash represents cash and cash equivalents that the Company is a) holding for the benefit of a third party and is legally or contractually restricted as to withdrawal or usage for general corporate purposes; and b) not replaceable by another type of asset other than cash or cash equivalents, under the terms of the Company's contractual arrangements with such third parties. Restricted cash includes cash and cash equivalents held pursuant to the terms of the Company's contractual obligations relating to the GreyCastle Life Retro Arrangements described in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation."
(j) Foreign Currency Revaluation and Translation
Monetary assets and liabilities denominated in currencies other than the functional currency of the applicable Company subsidiaries in which those monetary assets and liabilities reside are revalued into the appropriate functional currency at prevailing balance sheet-date exchange rates. Revenues and expenses denominated in currencies other than the functional currency of the applicable Company subsidiaries in which those revenues and expenses reside, are valued at the exchange rates on the dates on which those underlying revenue and/or expense transactions occur. The net effect of these revaluation adjustments are recognized in the Consolidated Statements of Income as part of "Foreign exchange (gains) losses".
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are then translated into the Company's U.S. reporting currency at prevailing balance sheet-date exchange rates, while revenue and expenses of such foreign operations are translated into the Company's U.S. reporting currency at monthly average exchange rates during the year. The net effect of these translation adjustments, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, net of applicable deferred income taxes, are included in the Consolidated Balance Sheets as part of "Accumulated other comprehensive income."
(k) Goodwill, Intangibles and Other Long-Lived Assets
The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with GAAP, the Company tests goodwill for potential impairment annually as of June 30, and between annual tests if an event occurs or circumstances change that may indicate that the potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. The Company has organized its goodwill into two reporting units, reflecting its two segments.
The Company's indefinite-lived intangible assets consist primarily of Lloyd's syndicate capacity plus acquired insurance and reinsurance licenses. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. In accordance with GAAP, the Company tests non-amortized intangible assets for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying value of a non-amortized intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings.
All of the Company's depreciable or amortizable intangible and other long-lived assets such as trade names, distribution networks, premises, equipment, agency relationships, and acquired or internally-developed software, are carried at net book value, and are depreciated or amortized on a straight-line basis over their estimated useful lives. The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. All of these assets are subject to impairment testing in accordance with authoritative guidance for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. See Note 9, "Goodwill and Other Intangible Assets" for further information.
(l) Variable Interest Entities ("VIEs")
Investments or other interests that absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns are called variable interests. Entities in which the equity investors, as a group, do not have the characteristic of a controlling financial interest, or that do not have sufficient equity at risk to allow them to finance their own activities without additional financial support are referred to as VIEs.
A VIE must be consolidated by its primary beneficiary, which is the variable interest holder that is determined to have the controlling financial interest in the entity. This is the entity that has both: a) the power to direct the VIE's activities that most significantly impact its economic performance, and b) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to it. Refer to Note 16, "Variable Interest Entities," for further discussion of the Company's interests in VIEs.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
(n) Losses and Loss Expenses
Unpaid losses and loss expenses include reserves for reported unpaid losses and loss expenses and for losses incurred but not reported. The reserve for reported unpaid losses and loss expenses for the Company's property and casualty ("P&C") operations is established by management based on claims reported from insureds or amounts reported from ceding companies, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.
The reserve for losses incurred but not reported is estimated by management based on loss development patterns determined by reference to the Company's underwriting practices, the policy form, type of program and historical experience. The Company's actuaries employ a variety of generally accepted methodologies to determine estimated ultimate loss reserves, including the "Bornhuetter-Ferguson incurred loss method" and frequency and severity approaches.
Certain workers' compensation and certain U.K. bodily injury liabilities are considered fixed and determinable and are discounted.
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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
The Company's investment income is allocated to applicable branch operations and is taxable in certain jurisdictions. The method of allocating this income may be different for tax reporting as compared to GAAP. The Company records the tax effects of this allocation entirely through operations.
(r) Stock Plans
At December 31, 2017, the Company had several stock-based performance incentive programs, which are described more fully in Note 19, "Share Capital." Stock-based compensation issued under these plans generally has a life of not longer than ten years and vests as set forth at the time of grant. Awards generally vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.
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
(t) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2017
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
In March 2016, as part of its simplification initiative, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update concerning the accounting for several aspects of employee share-based payment awards including: income tax consequences, classification of awards as either equity or liabilities, classification of items in the statement of cash flows, and certain expedients that entities can now elect regarding estimates and assumptions in this area. The guidance was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance during the first quarter of 2017 in accordance with the following:

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

•
Where an employer withholds shares for employee tax-withholding purposes, the resulting employee taxes paid should be classified as a financing activity as opposed to an operating activity in the statement of cash flows. This amendment was applied retrospectively. The withholding taxes are now included within the financing section of the statement of cash flows. The statement of cash flows for the years ended December 31, 2016 and 2015 has been re-presented by $28.6 million and $28.9 million, respectively, to conform to the current year presentation.

•
Companies may now make an entity-wide accounting policy election to either estimate the number of share-based payment awards expected to vest (in line with previous GAAP) or account for forfeitures as they occur. The Company elected not to change its previous accounting policy, and continues to measure the expense for share-based compensation based on the number of awards expected to vest.

ASU 2016-17 Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued an accounting standards update concerning the evaluation of indirect interests held through related parties during the assessment of variable interest entities ("VIEs"). When identifying the primary beneficiary of a VIE, this update requires a reporting entity that acts as the single decision maker of that VIE to include, on a proportionate basis, those interests held through related parties under common control when assessing whether it holds a variable interest in that VIE. This is a change from previous GAAP, which required such indirect interests to be included in their entirety during this assessment. In the event that a reporting entity is not considered to be the primary beneficiary of the VIE following this assessment, the update does not change the requirement to assess whether the entity and its related parties under common control as a group possess the characteristics of a primary beneficiary. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update were to be applied retrospectively to all periods since Accounting Standards Update 2015-02 was adopted, which for the Company was the first quarter of 2016. The Company adopted this guidance in 2017. There were no changes to the identified primary beneficiaries of any VIEs in which the Company holds an interest, and thus no impact on the Company's financial position, results of operations or cash flows.
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an accounting standards update concerning impairment testing of goodwill. The main provision of this guidance removes the existing "Step 2" analysis required under previous GAAP. The previous GAAP required an entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the revised guidance, an entity's annual goodwill impairment review should include a "quantitative impairment test" in which it should compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, then the entity should record an impairment charge for this difference, limited to the total goodwill allocated to the reporting unit (an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary). The update should be applied on a prospective basis. This guidance is effective for goodwill impairment testing performed in fiscal years beginning after December 15, 2019 bur early adoption was permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this guidance during the first quarter of 2017. While the guidance changed the Company's goodwill impairment testing procedures, there was no impact on the Company's financial position, results of operations or cash flows.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

ASU 2017-08 Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued an accounting standards update concerning the accounting for premiums on purchased callable debt securities. The premium is the amount by which the amortized cost basis of the security exceeds the amount repayable by the issuer. For callable debt securities, this ASU requires that the premium be amortized to the earliest call date. Under previous GAAP, premiums were typically amortized to the maturity date of a security, except where an entity held a large number of similar loans and considered estimates of future principal repayments. The amendments do not require an accounting change for securities held at a discount. The update should be applied on a modified retrospective basis. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within years beginning after December 15, 2020 but early adoption was permitted. The Company elected to early adopt this guidance during the first quarter of 2017. There was no impact on the Company's financial position, results of operations or cash flows.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued an accounting standards update concerning the accounting for financial instruments. The guidance retains the basic existing framework for accounting for financial instruments under GAAP, while achieving limited convergence with IFRS in this area. The guidance: (1) requires equity investments (except consolidated entities and those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for non-public business entities; (4) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial statements; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of asset in the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption should be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except the amendments related to impairment of equity securities without readily determinable fair values. The Company will adopt this guidance as of January 1, 2018. As of that date, accumulated unrealized gains and losses relating to investments in equity securities and certain of our other investments, net of tax, which are included in accumulated other comprehensive income, will be classified to retained earnings. At December 31, 2017 the amount subject to reclassification is a net unrealized gain of $235.2 million, less deferred tax of $12.1 million. Adoption of this update will also have an effect on results of operations going forward, as mark to market movements on equity securities will prospectively impact net income; however, it will not have a material impact on the Company's cash flows.
ASU 2016-02 Leases
In February 2016, the FASB issued an accounting standards update concerning the accounting for leases. The most significant change to existing GAAP created by this standard will be the lessee recognition of lease assets and lease liabilities for those leases classified as operating. The core principle of this guidance stipulates that a lessee should recognize in the statement of financial position, initially measured at the present value of the lease payments, both a liability for contractual payments due under the lease, and an asset representing its right to use the underlying leased asset for the lease term ("right-of-use asset"). For financing leases, interest on the lease liability should be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income. Additionally, as regards the presentation of financing lease activities within the statement of cash flows, repayments of the principal portion of the lease liability should be classified within financing activities, while payments of interest on the lease liability should be classified within operating activities. For operating leases, a single net lease cost should be recognized over the lease term, generally on a straight-line basis, and all cash payments related to the lease should be classified within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and therefore recognize lease expense for such leases on a straight-line basis over the lease term. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will substantively

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

continue to account for leases that commence before the effective date in accordance with existing GAAP, except that a right-of-use asset and a lease liability must be recorded for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were previously tracked and disclosed. The Company is currently evaluating the impact of this guidance, but expects that it will have an effect on the Company's financial condition as new assets and liabilities related to operating leases are likely to be recorded as a result of adoption. See Note 18(d), "Commitments and Contingencies - Properties," for further information regarding the company's lease commitments. The Company does not expect this new guidance to have a material impact on the Company's results of operations or cash flows.
ASU 2016-13 Measurement of Credit Loss on Financial Instruments
In June 2016, the FASB issued an accounting standards update concerning the measurement of credit losses on financial instruments. The amendments in this update affect the measurement of various financial assets, including loans, debt securities, trade receivables, reinsurance receivables and net investments in leases. For assets measured at amortized cost, the amendments in this update require presentation at the net amount expected to be collected. This results in an allowance for all expected credit losses over an asset’s entire life, with no threshold for recognition. This allowance should be maintained in a valuation account that is deducted from the amortized cost of the asset to result in the net amount for presentation purposes. Credit loss allowances for newly created financial assets and subsequent movements in these allowances will be recognized in the income statement, except for the initial credit losses on assets that are purchased in an already credit-impaired state, which will be added to the purchase price of such assets. For AFS debt securities, credit losses should also be recorded through an allowance. The allowance for credit losses is restricted to the difference between the fair value and amortized cost of the relevant asset. The guidance will be effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The updates should be adopted in a modified-retrospective approach, by means of a cumulative-effect adjustment to retained earnings at the beginning of the first reporting period in which the guidance is effective. For securities with an existing other-than-temporary impairment or securities previously acquired with deteriorated quality the relevant provisions should be adopted prospectively. The Company is currently evaluating this guidance and expects that it will have an impact on the Company’s financial position and results of operations, but will not have a material impact on the Company’s cash flows.
ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standards update concerning the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update are intended to address areas where GAAP is unclear and diversity in practice exists. The following areas are covered in this update: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments following a business combination; (4) proceeds from settlement of insurance claims; (5) proceeds from settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separation of cash flows. The guidance will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to the periods presented, unless it is impractical to do so. The Company will adopt this guidance as of January 1, 2018. The guidance will not have a material impact on the Company's cash flows, and will have no impact on the Company's financial position or results of operations.
ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued an accounting standards update concerning the tax effects of intra-entity asset transfers within a group. The new guidance requires an entity to reflect the income tax consequences of an intra-entity transfer of an asset other than inventory when that transfer occurs. This is a departure from current GAAP, which prohibits recognition of tax on such transfers until the asset has been sold to an external party or otherwise realized. The amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt this guidance as of January 1, 2018. This guidance will not have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2016-18 Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued an accounting standards update concerning the presentation of restricted cash within the statement of cash flows. Existing GAAP does not provide guidance on the presentation or classification of movements in restricted cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included as a component of cash and cash equivalents when reconciling beginning-of-period and end-of-period of such totals within the statement of cash flows. The guidance is

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented in the statements of cash flows. The Company will adopt this guidance as of January 1, 2018. As result, the net amount of the change in the restricted cash balances during each reporting period will no longer be presented as a discrete line item "Change in restricted cash" within investing cash flows for each applicable period, as is currently reported in the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 herein. This guidance will not have an impact on the Company's financial position or results of operations.
ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued an accounting standards update concerning the presentation of costs related to defined benefit pension plans and similar plans. The amendments in this ASU principally require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by relevant employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in the update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in the ASU relating to presentation in the income statement should be applied retrospectively. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company will adopt this guidance as of January 1, 2018. This guidance is disclosure-related only, and will not have an impact on the Company's financial position, results of operations or cash flows.
ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued an accounting standards update concerning hedge accounting. This update's targeted amendments to existing hedge accounting requirements better align an entity's risk management activities and financial reporting for hedging relationships via updates to both designation and measurement guidance for qualifying hedges, and the presentation of those results. Regarding designation and measurement, the amendments permit broader use of identified risk components in certain cash flow and fair value hedging relationships involving nonfinancial or interest rate risk. The range of permissible fair value hedges of interest rate risk was also increased. Regarding presentation, the amendments aim to align the recognition of the effects of hedging instruments with hedged items in the financial statements in order to increase the understandability of an entity's intended hedging strategies. As a result, "hedge ineffectiveness" will no longer be separately measured and reported. The entire change in the fair value of a qualifying hedging instrument included in the assessment of hedge effectiveness is either presented in the same income statement line as the hedged item for fair value hedges, or in other comprehensive income for cash flow and net investment hedges. However, in limited situations, certain components of a hedging instrument's change in fair value may be excluded from the assessment of hedge effectiveness.
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
ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
On February 14, 2018, the FASB issued an accounting standards update concerning the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. Under existing GAAP, the effects of changes in tax rates on deferred tax balances are reflected in income, even if the balances related to items of accumulated other comprehensive income. This update permits a reclassification from accumulated other comprehensive income to retained earnings for such stranded tax effects resulting from the U.S Tax Cuts and Jobs Act. Certain disclosures about stranded tax effects will also be required.  The amendments in the update are effective for all entities for fiscal years beginning after December 2018, and interim periods within those financial years. For public business entities, early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The amendments should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. Tax Cuts and Jobs Act is recognized.  The Company is currently evaluating the impact of this guidance.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

2. Acquisitions and Disposals
(a) Partial Sale of New Ocean Capital Management Limited
On October 11, 2016, Fundamental Insurance Investment Ltd ("FII"), an indirect wholly-owned subsidiary of the Company, completed a partial sale, to an unrelated investor, of its common and preference shares in New Ocean Capital Management Limited ("New Ocean"), an entity in which it holds a majority voting interest.
FII received $3.9 million in proceeds for the sale of 7.8% of the common shares held by FII and 6.4% of preference shares held by FII. The Company recorded a pre-tax gain of $3.5 million as a result of this transaction.
(b) Sale of XL Life Insurance and Annuity Company ("XLLIAC")
On September 30, 2016, X.L. America, Inc. ("XL America") and XL Life and Annuity Holding Company ("XLLAHC"), both indirect wholly-owned subsidiaries of the Company, completed the previously announced sale of the Company's wholly-owned subsidiary XLLIAC to Mutual of Omaha Insurance Company.
XL America and XLLAHC received a closing date payment of $20.9 million in proceeds from the transaction, which was based upon the fair market value of XLLIAC's investment assets and insurance licenses. The Company recorded a pre-tax gain of $3.7 million as a result of this transaction.
(c)    Brooklyn Acquisition
On September 30, 2016, the Company's indirect, wholly-owned subsidiary, Catlin Holdings Limited, completed the acquisition ("Brooklyn Acquisition") of Brooklyn Underwriting Pty Limited and Brooklyn IT Pty Limited (collectively "Brooklyn"). Brooklyn is a specialty underwriting agency in Australia and Lloyd's-approved coverholder, serving brokers across Australia. The Company recorded definite-lived intangible assets of $22.9 million, which is being amortized over their estimated useful lives. See Note 9, "Goodwill and Other Intangible Assets," for further information.
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
Acquisition Consideration
The Company made an initial payment of $75.7 million to acquire Allied. Additional contingent consideration was to be paid based on production and underwriting profitability over a three-year period subsequent to the acquisition date. The Company originally estimated the fair market value of these payments to be $15.0 million, resulting in total consideration of $90.7 million recorded for the acquisition. Due to an agreement reached on April 11, 2017, the target payments of contingent consideration were modified to range from $12.5 million to $20.0 million. At December 31, 2017, the Company estimates the fair value of these payments to be approximately $17.0 million, resulting in an additional $2.0 million of expense recorded as "Fee income and other" in the Consolidated Statements of Income for the year ended December 31, 2017.
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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
(f)    Catlin Acquisition
Overview
On May 1, 2015 (the "Acquisition Date"), XL-Ireland completed the Catlin Acquisition for $4.1 billion.
XL-Ireland acquired each ordinary share of Catlin, par value $0.01 per share ("Catlin Shares"), for consideration per Catlin Share (the "Acquisition Consideration") equal to 388 pence in cash and 0.130 of an XL-Ireland ordinary share, par value $0.01 per share ("XL-Ireland Shares"), subject to the mix and match facility set forth in the implementation agreement.
XL-Ireland issued approximately 49.9 million XL-Ireland Shares and paid approximately £1.49 billion in cash to the holders of Catlin Shares as Acquisition Consideration.
Acquisition Consideration
The calculation of the consideration transferred to acquire Catlin Shares is as follows:

(In thousands, except per share data)
Catlin Shares outstanding as of April 30, 2015 that received share consideration (including the dilutive effect of warrants)	384,118
Exchange ratio per the Implementation Agreement	0.130
XL-Ireland Share issuance to Catlin shareholders	49,935
Closing price per XL share on April 30, 2015 (1)	$37.08
XL-Ireland Share issuance consideration	$1,851,601
Catlin Shares outstanding as of April 30, 2015 that received cash consideration (including the dilutive effect of warrants)	384,118
Cash price component, per Catlin Share in GBP	£3.88
Cash consideration, in GBP	£1,490,377
Foreign exchange rate: GBP/USD on April 30, 2015	$1.5349
Cash consideration	$2,287,579
Total acquisition consideration	$4,139,180
____________

(1)	The closing market price of XL Shares on the Acquisition Date represents the fair value of XL shares issued as part of the Acquisition Consideration.
The Company financed the $2.29 billion cash portion of the Acquisition Consideration by issuing $1.0 billion of subordinated debt, the proceeds (net of debt issuance costs) of which were $980.6 million, and the remaining $1.31 billion by using cash and cash equivalents on hand. See Note 14, "Notes Payable and Debt and Financing Arrangements," for further information on the debt issuance.
Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and assumed liabilities of Catlin based on estimated fair values on the Acquisition Date. The Company recognized goodwill of $794.0 million, which was primarily attributable to the synergies and economies of scale expected to result from the integration of Catlin into the Company's operations, including further

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

diversification in the geographic mix and product offerings and an increase in distribution strength. As of December 31, 2015, the allocation of the purchase price reflected an increase of $15.9 million in the amount recorded for current and deferred tax liabilities from the allocation initially reported at June 30, 2015 and a corresponding increase in the amount recorded for goodwill. The Company allocated $466.1 million of this goodwill to its Insurance segment and $327.9 million to its Reinsurance segment. The Company also recognized indefinite-lived intangible assets of $673.0 million and definite-lived intangible assets of $315.0 million, which are being amortized over their estimated useful lives. See Note 9, "Goodwill and Other Intangible Assets," for further information.
Transaction-related Costs
As a part of the integration of Catlin's operations, the Company incurred costs associated with restructuring systems, processes and workforce. The Company completed the integration during the second quarter of 2017 and will not incur further expenses related to this integration. These costs include such items as severance, retention, facilities and consulting and other costs. The Company separately identifies such costs and includes these expenses within Corporate and Other in its segment disclosure in Note 3, "Segment Information." Costs incurred and payments made for the year ended December 31, 2017 are as follows:

(U.S. dollars in thousands)	Severance related costs	Retention and other compensation costs	Facilities-related costs	Consulting and other	Total
Liabilities at December 31, 2016	$25,360	$4,481	$18	$7,107	$36,966
Costs incurred in 2017	19,794	9,561	11,051	32,661	73,067
2017 payments	37,354	13,744	4,574	34,208	89,880
Liabilities at December 31, 2017	$7,800	$298	$6,495	$5,560	$20,153
Financial Results
The following table summarizes the financial results of the acquired Catlin subsidiaries from the Acquisition Date through the end of 2015 that have been included within the Company's Consolidated Statements of Income and Consolidated Statements of Comprehensive Income as required by ASC 805-10-50-2(h) based on legal entity reporting. These results were not used as a part of management analysis of the financial results and performance of the Company's business. These results are adjusted, where possible, for transaction and integration related costs. These results involve a significant amount of estimates and are not indicative of future results of the acquired Catlin subsidiaries, which were further impacted by potential changes in targeted business mix, investment management strategies, and synergies recognized from changes in the combined entity's operating structure, as well as the impact of changes in other business and capital management strategies.
After the Acquisition Date, underlying policies have been underwritten onto different legal entities, staffing has been allocated to new divisions and activities, and reinsurance has been purchased to cover combined risks, only some of which would have been reflected in the underlying legacy Catlin infrastructure, systems and general ledgers of the acquired Catlin subsidiaries.

(U.S. dollars in thousands)	May 1, 2015 to December 31, 2015
Total revenues - see comments above	$2,791,789
Net income (loss) - see comments above	$103,637

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Supplemental Pro Forma Information
The results of the acquired Catlin operations have been included in the Company's consolidated financial statements from the Acquisition Date to December 31, 2015. The following table presents unaudited pro forma consolidated information for the year ended December 31, 2015 and assumes the Catlin Acquisition occurred on January 1, 2014. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2014, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed above, and the corresponding income tax effects. Non-recurring transaction related costs noted above have been included in the unaudited pro forma results for the year ended December 31, 2015.

Unaudited Pro Forma
(In thousands, except per share data)	2015
Total revenues	$10,628,915
Net income attributable to common shareholders	1,221,497
Earnings (loss) per common share and common share equivalent – basic	4.03
Earnings (loss) per common share and common share equivalent – diluted	3.97
(g)    Sale of Operating Affiliate
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
The Company's general investment and financing operations are reflected in Corporate and Other. Subsequent to the GCLR transaction described in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the run-off life operations not subject to the GreyCastle Life Retro Arrangements are also reported within Corporate and Other.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty ("P&C") operations to the individual segments, except as noted below. Investment assets related to the Company's Run-Off Life Operations are held in a separately identified portfolio. Net investment income from these assets is included in the contribution from Corporate and Other. Certain structured products included in the Insurance and Reinsurance segments are also held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following tables summarize the segment results for the indicated years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$10,070,463	$4,682,110	$14,752,573	$234,278	$14,986,851
Net premiums written	6,704,548	3,963,876	10,668,424	12,334	10,680,758
Net premiums earned	6,721,812	3,602,466	10,324,278	12,334	10,336,612
Less: Net losses and loss expenses (2)	5,125,033	2,876,887	8,001,920	39,189	8,041,109
Less: Acquisition costs	922,109	861,104	1,783,213	4,927	1,788,140
Less: Operating expenses (3)	1,128,925	272,287	1,401,212	975	1,402,187
Underwriting profit (loss)	$(454,255)	$(407,812)	$(862,067)	$(32,757)	$(894,824)
Net investment income - excluding Life Funds Withheld Assets (4)			620,591	30,359	650,950
Net investment income - Life Funds Withheld Assets				127,047	127,047
Net results from structured products (5)	8,320	18,108	26,428	—	26,428
Net fee income and other (6)	(4,529)	3,926	(603)	(1,473)	(2,076)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			133,827	(11,623)	122,204
Net realized gains (losses) on investments and net unrealized gains (losses) on investments, Trading			—	99,672	99,672
Net realized and unrealized gains (losses) on derivative instruments			—	(41,732)	(41,732)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(206,015)	(206,015)
Net income (loss) from investment affiliates and operating affiliates			—	202,691	202,691
Less: (Gain) loss from the early extinguishment of debt			—	1,582	1,582
Less: Foreign Exchange (gains) losses			—	44,620	44,620
Less: Corporate operating expenses			—	304,149	304,149
Contribution from P&C and Corporate and Other			(81,824)	(184,182)	(266,006)
Less: Interest expense (7)				165,061	165,061
Less: Non-controlling interests				70,261	70,261
Less: Income tax expense				59,070	59,070
Net income (loss) attributable to common shareholders					$(560,398)
Ratios – P&C operations: (8)
Loss and loss expense ratio	76.2%	79.9%	77.5%
Underwriting expense ratio	30.6%	31.4%	30.8%
Combined ratio	106.8%	111.3%	108.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $51.7 million and $25.3 million, respectively.

(6)	Net fee income and other includes operating expenses of $50.7 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Year Ended December 31, 2016 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$9,650,503	$3,975,106	$13,625,609	$265,315	$13,890,924
Net premiums written	6,715,969	3,514,667	10,230,636	12,047	10,242,683
Net premiums earned	6,651,495	3,114,392	9,765,887	12,047	9,777,934
Less: Net losses and loss expenses (2)	4,320,737	1,752,098	6,072,835	28,244	6,101,079
Less: Acquisition costs (2)	897,308	717,588	1,614,896	5,775	1,620,671
Less: Operating expenses (3)	1,224,233	283,270	1,507,503	1,356	1,508,859
Underwriting profit (loss)	$209,217	$361,436	$570,653	$(23,328)	$547,325
Net investment income - excluding Life Funds Withheld Assets (4)			586,658	31,726	618,384
Net investment income - Life Funds Withheld Assets				154,751	154,751
Net results from structured products (5)	8,495	5,785	14,280	—	14,280
Net fee income and other (6)	(18,506)	3,280	(15,226)	1,911	(13,315)
Loss (gain) on sale of subsidiary			—	(7,088)	(7,088)
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			127,533	(14,844)	112,689
Net realized gains (losses) on investments - Life Funds Withheld Assets, Trading			(3)	259,452	259,449
Net realized and unrealized gains (losses) on derivative instruments			—	2,521	2,521
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(540,090)	(540,090)
Net income (loss) from investment affiliates and operating affiliates			—	115,155	115,155
Less: Foreign Exchange (gains) losses			—	(9,578)	(9,578)
Less: Corporate operating expenses			—	505,483	505,483
Contribution from P&C and Corporate and Other			1,283,895	(501,563)	782,332
Less: Interest expense (7)				170,058	170,058
Less: Non-controlling interests				129,177	129,177
Less: Income tax expense				42,129	42,129
Net income (loss) attributable to common shareholders					$440,968
Ratios – P&C operations: (8)
Loss and loss expense ratio	65.0%	56.3%	62.2%
Underwriting expense ratio	31.9%	32.1%	32.0%
Combined ratio	96.9%	88.4%	94.2%
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

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $54.0 million and $39.7 million, respectively.

(6)	Net fee income and other includes operating expenses of $49.0 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Year Ended December 31, 2015 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$8,395,846	$2,273,163	$10,669,009	$309,916	$10,978,925
Net premiums written	5,859,934	2,028,890	7,888,824	62,239	7,951,063
Net premiums earned	5,648,482	2,515,702	8,164,184	62,241	8,226,425
Less: Net losses and loss expenses (2)	3,614,048	1,152,152	4,766,200	115,997	4,882,197
Less: Acquisition costs (2)	704,364	602,290	1,306,654	10,794	1,317,448
Less: Operating expenses (3)	1,154,760	283,379	1,438,139	1,232	1,439,371
Underwriting profit (loss)	$175,310	$477,881	$653,191	$(65,782)	$587,409
Net investment income - excluding Life Funds Withheld Assets (4)			583,871	40,569	624,440
Net investment income - Life Funds Withheld Assets				187,489	187,489
Net results from structured products (5)	12,185	5,806	17,991	—	17,991
Net fee income and other (6)	(16,936)	2,958	(13,978)	622	(13,356)
Net realized gains (losses) on investments			14,586	5,411	19,997
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	182,181	182,181
Net realized and unrealized gains (losses) on derivative instruments			—	53,123	53,123
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(151,691)	(151,691)
Net income (loss) from investment affiliates and operating affiliates			—	118,060	118,060
Gain on sale of operating affiliate				340,407	340,407
Less: (Gain) loss from the early extinguishment of debt			—	5,592	5,592
Less: Foreign Exchange (gains) losses			—	22,504	22,504
Less: Corporate operating expenses			—	480,755	480,755
Contribution from P&C and Corporate and Other			1,255,661	201,538	1,457,199
Less: Interest expense (7)				163,021	163,021
Less: Non-controlling interests				106,187	106,187
Less: Income tax expense				(19,161)	(19,161)
Net income (loss) attributable to common shareholders					$1,207,152
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.0%	45.8%	58.4%
Underwriting expense ratio	32.9%	35.2%	33.6%
Combined ratio	96.9%	81.0%	92.0%

____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's Run-Off Life Operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses exclude Corporate operating expenses, shown separately.

(4)	Net investment income does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $60.4 million and $42.2 million, respectively.

(6)	Net fee income and other includes operating expenses of $46.6 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following tables summarize the Company's net premiums earned by line of business:

Year Ended December 31, 2017 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$1,296,020	$257,309	$—	$1,553,329
Casualty	2,126,883	576,822	—	2,703,705
Property catastrophe	—	733,143	—	733,143
Property	1,610,302	1,121,276	—	2,731,578
Specialty	1,684,320	176,315	—	1,860,635
Other (1)	4,287	737,601	—	741,888
Total P&C Operations	$6,721,812	$3,602,466	$—	$10,324,278
Corporate and Other:
Run-off life operations - Other life	—	—	12,334	12,334
Total Corporate and Other	$—	$—	$12,334	$12,334
Total	$6,721,812	$3,602,466	$12,334	$10,336,612
Year Ended December 31, 2016
P&C Operations:
Professional	$1,209,237	$163,157	$—	$1,372,394
Casualty	2,208,949	657,590	—	2,866,539
Property catastrophe	—	792,445	—	792,445
Property	1,523,024	1,021,626	—	2,544,650
Specialty	1,712,361	174,477	—	1,886,838
Other (1)	(2,076)	305,097	—	303,021
Total P&C Operations	$6,651,495	$3,114,392	$—	$9,765,887
Corporate and Other:
Run-off life operations - Annuity	$—	$—	$1	$1
Run-off life operations - Other life	—	—	12,046	12,046
Total Corporate and Other	$—	$—	$12,047	$12,047
Total	$6,651,495	$3,114,392	$12,047	$9,777,934
Year Ended December 31, 2015
P&C Operations:
Professional	$1,164,446	$168,367	$—	$1,332,813
Casualty	1,805,563	468,286	—	2,273,849
Property catastrophe	—	663,958	—	663,958
Property	1,257,383	869,286	—	2,126,669
Specialty	1,421,124	127,797	—	1,548,921
Other (1)	(34)	218,008	—	217,974
Total P&C Operations	$5,648,482	$2,515,702	$—	$8,164,184
Corporate and Other:
Run-off life operations - Annuity	$—	$—	$1	$1
Run-off life operations - Other life	—	—	62,240	62,240
Total Corporate and Other	$—	$—	$62,241	$62,241
Total	$5,648,482	$2,515,702	$62,241	$8,226,425
____________

(1)
Other within the Insurance segment includes surety, structured indemnity and certain other exited lines. Other within the Reinsurance segment includes multiline, whole account contracts, credit and surety, accident and health and other lines.

(2)
Amounts from the prior year have been re-presented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include movements of certain items out of Other as follows: Programs business is now reflected in Property or Casualty, depending upon the predominant line for each program; Surplus lines is now reflected primarily in Casualty and Property; and Accident & Health is now reflected in Specialty.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following table shows an analysis of the Company's net premiums written by geographical location of the subsidiary where the premium is written for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015
P&C Operations:
Bermuda	$1,708,516	$1,267,613	$781,618
United States	3,402,417	3,575,969	3,045,031
Europe	4,805,988	4,778,299	3,628,258
Other	751,503	608,755	433,917
Total P&C Operations	$10,668,424	$10,230,636	$7,888,824
Corporate and Other:
Bermuda	$11,801	$12,194	$62,276
Europe	533	(147)	(37)
Total Corporate and Other	$12,334	$12,047	$62,239
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
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in AOCI of the Company's AFS investments at December 31, 2017 and 2016 were as follows:

		Included in AOCI
December 31, 2017 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported ("U.S. Government")	$4,358,503	$37,782	$(33,545)	$4,362,740	$—
U.S. States, municipalities and political subdivisions	1,977,796	87,832	(988)	2,064,640	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported ("Non-U.S. Government")	5,135,526	114,918	(48,863)	5,201,581	—
Corporate	9,644,799	207,668	(57,334)	9,795,133	(18)
Residential mortgage-backed securities ("RMBS")	4,717,542	41,983	(35,123)	4,724,402	(8,795)
Commercial mortgage-backed securities ("CMBS")	1,246,406	7,468	(9,857)	1,244,017	(817)
Other asset-backed securities	1,488,958	26,877	(6,472)	1,509,363	(34,016)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,569,530	$524,528	$(192,182)	$28,901,876	$(43,646)
Total short-term investments - Excluding Life Funds Withheld Assets	816,638	744	(1,901)	815,481	—
Total equity securities - Excluding Life Funds Withheld Assets	638,455	80,679	(5,167)	713,967	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,024,623	$605,951	$(199,250)	$30,431,324	$(43,646)

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

		Included in AOCI
December 31, 2017 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$9,050	$2,266	$—	$11,316	$—
Non-U.S. Governments	433,664	150,870	—	584,534	—
Corporate	909,589	227,624	—	1,137,213	—
RMBS	448	67	—	515	—
CMBS	97,356	24,916	—	122,272	—
Other asset-backed securities	137,944	33,318	—	171,262	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,588,051	$439,061	$—	$2,027,112	$—
Total investments - AFS	$31,612,674	$1,045,012	$(199,250)	$32,458,436	$(43,646)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in AOCI
December 31, 2016 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$3,874,038	$53,172	$(32,822)	$3,894,388	$—
U.S. States, municipalities and political subdivisions	2,399,490	86,041	(7,419)	2,478,112	—
Non-U.S. Governments	5,037,482	112,772	(120,122)	5,030,132	—
Corporate	10,055,757	198,082	(119,110)	10,134,729	(36)
RMBS	4,479,722	71,045	(58,142)	4,492,625	(47,879)
CMBS	670,005	5,955	(10,774)	665,186	(1,191)
Other asset-backed securities	1,252,435	13,195	(12,242)	1,253,388	(2,029)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$27,768,929	$540,262	$(360,631)	$27,948,560	$(51,135)
Total short-term investments - Excluding Life Funds Withheld Assets	$626,142	$227	$(1,176)	$625,193	$—
Total equity securities - Excluding Life Funds Withheld Assets	$996,610	$48,931	$(8,210)	$1,037,331	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,391,681	$589,420	$(370,017)	$29,611,084	$(51,135)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,468	$2,109	$—	$10,577	$—
Non-U.S. Governments	454,695	169,982	—	624,677	—
Corporate	1,173,670	280,938	—	1,454,608	—
RMBS	19,591	2,789	—	22,380	—
CMBS	77,762	16,478	—	94,240	—
Other asset-backed securities	84,541	17,019	—	101,560	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,818,727	$489,315	$—	$2,308,042	$—
Total investments - AFS	$31,210,408	$1,078,735	$(370,017)	$31,919,126	$(51,135)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The amortized cost and fair value of trading investments at December 31, 2017 and 2016 were as follows:

December 31, 2017 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$11,640	$11,042
U.S. States, municipalities and political subdivisions	30	31
Non-U.S. Governments	473,849	485,171
Corporate	1,412,846	1,460,292
RMBS	1,020	932
CMBS	7,345	7,580
Other asset-backed securities	39,771	41,337
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,946,501	$2,006,385
Total short-term investments - Trading - Life Funds Withheld Assets	$14,969	$14,965
Total investments - Trading - Life Funds Withheld Assets	$1,961,470	$2,021,350

December 31, 2016 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$14,361	$14,708
U.S. States, municipalities and political subdivisions	219	224
Non-U.S. Governments	426,225	444,944
Corporate	1,062,853	1,111,205
RMBS	936	961
CMBS	5,242	5,526
Other asset-backed securities	38,342	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,548,178	$1,617,014
Total short-term investments - Trading - Life Funds Withheld Assets	$9,536	$9,563
Total investments - Trading - Life Funds Withheld Assets	$1,557,714	$1,626,577
At December 31, 2017 and 2016, approximately 3.3% and 2.5%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 4.2% and 4.1% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding cash and Life Funds Withheld Assets, at December 31, 2017 and 2016, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS and Trading fixed income securities at December 31, 2017 and 2016 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,556,688	$1,564,360	$2,121,088	$2,135,262
Due after 1 through 5 years	12,243,590	12,309,732	12,400,798	12,463,844
Due after 5 through 10 years	6,268,217	6,362,314	5,509,194	5,531,402
Due after 10 years	1,048,129	1,187,688	1,335,687	1,406,853
	$21,116,624	$21,424,094	$21,366,767	$21,537,361

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
RMBS	$4,717,542	$4,724,402	$4,479,722	$4,492,625
CMBS	1,246,406	1,244,017	670,005	665,186
Other asset-backed securities	1,488,958	1,509,363	1,252,435	1,253,388
Total mortgage and asset-backed securities	$7,452,906	$7,477,782	$6,402,162	$6,411,199
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,569,530	$28,901,876	$27,768,929	$27,948,560
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$47,143	$49,233	$71,207	$80,749
Due after 1 through 5 years	286,524	313,227	289,710	318,605
Due after 5 through 10 years	168,897	205,536	274,727	324,759
Due after 10 years	849,739	1,165,067	1,001,189	1,365,749
	$1,352,303	$1,733,063	$1,636,833	$2,089,862
RMBS	$448	$515	$19,591	$22,380
CMBS	97,356	122,272	77,762	94,240
Other asset-backed securities	137,944	171,262	84,541	101,560
Total mortgage and asset-backed securities	$235,748	$294,049	$181,894	$218,180
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,588,051	$2,027,112	$1,818,727	$2,308,042
Total fixed maturities - AFS	$30,157,581	$30,928,988	$29,587,656	$30,256,602
Fixed maturities - Trading - Life Funds Withheld Assets
Due less than one year	$59,962	$59,605	$59,138	$59,553
Due after 1 through 5 years	486,847	492,998	322,574	328,997
Due after 5 through 10 years	645,573	657,093	507,631	521,505
Due after 10 years	705,983	746,840	614,315	661,026
	$1,898,365	$1,956,536	$1,503,658	$1,571,081
RMBS	$1,020	$932	$936	$961
CMBS	7,345	7,580	5,242	5,526
Other asset-backed securities	39,771	41,337	38,342	39,446
Total mortgage and asset-backed securities	$48,136	$49,849	$44,520	$45,933
Total fixed maturities - Trading - Life Funds Withheld Assets	$1,946,501	$2,006,385	$1,548,178	$1,617,014
Pledged Assets
Certain of the Company's invested assets are pledged in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included in pledged assets are Life Funds Withheld Assets, as noted in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. As of December 31, 2017 and 2016, the Company had $18.8 billion and $17.1 billion in pledged assets, respectively.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities at December 31, 2017 and 2016 had been in a continual unrealized loss position:

December 31, 2017 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,687,083	$(21,514)	$727,246	$(13,902)
U.S. States, municipalities and political subdivisions	88,235	(622)	19,583	(366)
Non-U.S. Governments	1,527,323	(14,959)	560,648	(33,931)
Corporate	2,959,416	(25,757)	543,973	(31,577)
RMBS	2,198,391	(14,030)	925,191	(21,093)
CMBS	583,656	(4,117)	138,065	(5,740)
Other asset-backed securities	256,823	(1,111)	175,146	(5,364)
Total fixed maturities and short-term investments - AFS	$10,300,927	$(82,110)	$3,089,852	$(111,973)
Total equity securities	$58,632	$(5,167)	$—	$—

	Less than 12 months		Equal to or greater than 12 months
December 31, 2016 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,456,685	$(30,640)	$43,873	$(2,237)
U.S. States, municipalities and political subdivisions	457,288	(6,983)	4,287	(437)
Non-U.S. Governments	1,797,405	(75,596)	288,490	(45,480)
Corporate	3,414,252	(81,594)	264,920	(37,595)
RMBS	2,459,545	(41,194)	302,810	(16,948)
CMBS	467,757	(9,470)	9,665	(1,304)
Other asset-backed securities	777,435	(3,888)	37,535	(8,441)
Total fixed maturities and short-term investments - AFS	$11,830,367	$(249,365)	$951,580	$(112,442)
Total equity securities	$130,487	$(8,210)	$—	$—
The Company had gross unrealized losses totaling $199.3 million on 2,950 securities out of a total of 7,822 held at December 31, 2017 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Investment Income
Net investment income for the years ended December 31, 2017, 2016 and 2015 is derived from the following sources:

(U.S. dollars in thousands)	2017	2016	2015
Fixed maturities, short term investments and cash equivalents - Excluding Life Funds Withheld Assets	$738,435	$713,237	$726,161
Fixed maturities, short term investments and cash equivalents - Life Funds Withheld Assets	127,047	154,751	187,489
Equity securities and other investments	37,496	34,620	28,200
Interest on funds withheld	15,167	10,276	10,835
Total gross investment income	$918,145	$912,884	$952,685
Investment expenses	(88,422)	(85,751)	(80,315)
Total net investment income	$829,723	$827,133	$872,370

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(d) Net Realized and Unrealized Gains (Losses)
The following represents an analysis of net realized gains (losses), the change in unrealized gains (losses) on trading securities and net realized and unrealized gains (losses) on investment related derivative instruments for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015
Fixed maturities, short term investments, cash and cash equivalents - Excluding Life Funds Withheld Assets:
Gross realized gains	$153,519	$192,119	$187,523
Gross realized losses on investments sold	(136,204)	(151,013)	(134,441)
OTTI on investments, net of amounts transferred to other comprehensive income	(7,579)	(48,432)	(54,346)
Net realized gains (losses)	$9,736	$(7,326)	$(1,264)
Equity securities:
Gross realized gains	$96,426	$140,864	$79,556
Gross realized losses on investments sold	(8,082)	(11,882)	(49,223)
OTTI on investments, net of amounts transferred to other comprehensive income	(665)	(30,126)	(15,954)
Net realized gains (losses)	$87,679	$98,856	$14,379
Other investments:
Gross realized gains	$38,970	$37,596	$39,198
Gross realized losses on investments sold	(9,080)	(16,437)	(19,656)
OTTI on investments, net of amounts transferred to other comprehensive income	(5,101)	—	(12,660)
Net realized gains (losses)	$24,789	$21,159	$6,882
Net realized gains (losses) on investments - Excluding Life Funds Withheld Assets	$122,204	$112,689	$19,997
Fixed maturities, short term investments, cash and cash equivalents - Life Funds Withheld Assets:
Gross realized gains	$120,922	$185,487	$259,798
Gross realized losses on investments sold	(5,011)	(32,898)	(36,526)
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(14,805)	109,458	(27,734)
OTTI on investments, net of amounts transferred to other comprehensive income	(1,434)	(2,598)	(13,357)
Net realized gains (losses) on investments - Life Funds Withheld Assets	$99,672	$259,449	$182,181
Net realized gains (losses) on investments	$221,876	$372,138	$202,178
Net realized and unrealized gains (losses) on investment related derivative instruments	$(4,886)	$2,521	$(8,616)
Net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments	$216,990	$374,659	$193,562
Change in unrealized gains (losses):
Fixed maturities – AFS - Excluding Life Funds Withheld Assets	$152,507	$(84,721)	$(486,140)
Fixed maturities – AFS - Life Funds Withheld Assets	(50,254)	14,244	(405,155)
Equity securities	34,791	(4,119)	(59,619)
Other investments	12,598	(63,096)	(6,072)
Net change in unrealized gains (losses) on investments	$149,642	$(137,692)	$(956,986)
Total net realized gains (losses) on investments, net realized and unrealized gains (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$366,632	$236,967	$(763,424)

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The components of OTTI charges for the years ended December 31, 2017, 2016 and 2015, as defined in Note 1(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale," for investments excluding Life Funds Withheld Assets were:

	Year ended December 31,
(U.S. dollars in thousands)	2017	2016	2015
Fixed maturities:
Credit loss impairments	$1,177	$15,100	$11,928
No longer intend to hold to recovery	—	3,425	18,759
Equities and other investments:
Impaired more than 11 months or more than 50%	5,766	15,277	21,756
No longer intend to hold to recovery	—	14,849	6,858
Currency Losses	6,402	29,907	23,659
OTTI on investments, net of amounts transferred to other comprehensive income	$13,345	$78,558	$82,960
The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in Other Comprehensive Income ("OCI"), held by the Company at December 31, 2017, 2016 and 2015 and the corresponding changes in such amounts.

Credit Loss Impairments (U.S. dollars in thousands)	2017	2016	2015
Opening balance at beginning of indicated period	$61,595	$73,469	$131,942
Credit loss impairment recognized in the current period on securities not previously impaired	124	12,867	9,698
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(12,257)	(18,178)	(54,648)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	(2,629)
Additional credit loss impairments recognized in the current period on securities previously impaired	1,053	2,233	2,230
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7,183)	(8,796)	(13,124)
Closing balance at end of indicated period	$43,332	$61,595	$73,469
5. Investments in Affiliates
Investments in affiliates comprised the following at December 31, 2017 and 2016:

(U.S. dollars in thousands)	2017	2016
Investment affiliates	$1,484,408	$1,674,925
Operating affiliates	427,588	502,720
Total investment affiliates	$1,911,996	$2,177,645
See Note 1(c), "Significant Accounting Policies - Investments - Investments in Affiliates," for a description of our accounting policy for these assets

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(a) Investment Affiliates
The Company has invested in certain hedge funds, including funds managed by certain of its investment manager affiliates, and in certain private equity investments and private credit funds (collectively, "private investments") that are accounted for under the equity method due to our ownership percentages in the limited partnerships, LLCs or other similar investment vehicles that form the funds. Collectively, these investments in hedge funds and private investments are classified as "investment affiliates." At December 31, 2017 and 2016, the hedge fund portfolio, accounted for as hedge fund affiliates, employed four strategies: arbitrage, directional, event driven and multi-style.
The Company's equity investment in investment affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee on a combined basis (shown as "Combined Funds") are included below:

(U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership
				Total Net Assets (Estimated) (1)
Year Ended December 31, 2017
Hedge funds (2)	$1,119,747	$104,169	4.0%	$27,785,552
Private investments	364,661	34,877	10.2%	3,657,119
Total Investment Affiliates	$1,484,408	$139,046	5.1%	$31,442,671
Year Ended December 31, 2016
Hedge funds (2)	$1,317,375	$41,670	4.8%	$27,281,980
Private investments	357,550	29,088	10.8%	3,318,073
Total Investment Affiliates	$1,674,925	$70,758	5.5%	$30,600,053
____________

(1)	Total estimated net assets are generally as at November 30 for hedge fund affiliates and September 30 for private investment affiliates.

(2)	The Company accounts for its investment in certain funds using the equity method where the Company has significant influence over the related investment management company.
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
The carrying value of the Company's holdings in hedge fund affiliates that are subject to lockups and/or that have redemption gate provisions in their governing documents at December 31, 2017 and 2016 was $222.7 million and $553.2 million, respectively.
Certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been "side-pocketed." At December 31, 2017 and 2016, the carrying value of our hedge fund affiliates held in side-pockets was $20.1 million and $23.5 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(b) Operating Affiliates
The Company has invested in securities or other forms of direct ownership interests across the capital structure of strategic (re)insurance affiliates, investment management company affiliates, and other strategic and operating affiliates. Collectively, these investments are classified as "operating affiliates."
The Company's equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2017 (U.S. dollars in thousands)	XL Group Investment		Combined Investee Summarized Financial Data (Estimated)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
Insurance affiliates	$272,801	$1,780	$2,884,286	$2,099,982	$1,228,091	$14,149
Strategic and other operating affiliates	109,382	21,144	3,045,335	2,628,467	275,677	11,195
Investment manager affiliates (1)	45,405	40,721	412,071	49,028	65,569	29,835
Total operating affiliates	$427,588	$63,645	$6,341,692	$4,777,477	$1,569,337	$55,179

Year ended December 31, 2016
Insurance affiliates	242,844	10,558	2,350,967	1,549,900	914,221	52,169
Strategic and other operating affiliates	203,851	2,064	3,002,938	2,241,400	116,638	(21,745)
Investment manager affiliates (1)	56,025	31,775	752,336	72,114	337,782	257,004
Total operating affiliates	$502,720	$44,397	$6,106,241	$3,863,414	$1,368,641	$287,428
____________

(1)	During the years ended December 31, 2017 and 2016, the Company received distributions from its Investment Manager Affiliates of approximately $32.1 million and $35.9 million, respectively.
In certain investments, the carrying value is different from the share of the investee's underlying net assets. The differences represent goodwill on acquisition, OTTI recorded with respect to the investment, or differences in the retained capital accounts of the various equity holders (including the Company).
See Note 18(c), "Commitments and Contingencies - Investments in Affiliates," for further information regarding commitments related to investments in affiliates.
The Company's most significant operating affiliate at December 31, 2017 is an investment of $124.2 million in Privilege Underwriters, Inc. and its affiliates ("PURE Group"), an insurance provider specializing in products for high net worth individuals. The PURE Group investments consist of: (i) a $77.5 million purchase of 9.9% of the ordinary common units and preferred units of Privilege Group Holdings LP, and 9.9% of the units of Privilege Group Holdings GP, LLC; and (ii) a total of $50.0 million of purchases, at par value, of ten year surplus notes issued by Privilege Underwriters Reciprocal Exchange. Under the terms of an agreement between the parties, effective January 18, 2018, the PURE Group has exercised its option to require the Company to purchase a remaining $25.0 million of ten year surplus notes, at par.
At December 31, 2017, the Company's most significant investment manager affiliate is Highfields Capital, a global equity investment firm.
The Company also has an investment of $40.0 million, representing a 20.0% ownership interest in Mahindra Insurance Brokers Limited.
On April 1, 2015, the Company completed the sale of its interests in one of its largest strategic and other operating affiliates, ARX, to Progressive. For further information, see Note 2(g), "Acquisitions and Disposals - Sale of Operating Affiliate."

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

6. Other Investments
Other investments comprised the following at December 31, 2017 and 2016. See Note 1(c), "Significant Accounting Policies - Investments - Other Investments," for a description of our accounting policy for these assets:

Year ended December 31, (U.S. dollars in thousands)	2017	2016
Hedge funds	$205,770	$331,972
Private investments	191,986	175,579
Overseas deposits	570,742	493,594
Structured transactions	172,982	142,698
Other	22,383	20,721
Total other investments	$1,163,863	$1,164,564
(a) Hedge Funds and Private Investments
At December 31, 2017 and 2016, the hedge fund portfolio, accounted for as other investments, employed four strategies as noted above in Note 5, "Investments in Affiliates."
In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending upon the specific terms of each fund.
Certain hedge funds have a lock-up period and/or may also have the ability to impose a redemption gate as noted in Note 5, "Investments in Affiliates." The fair value of the Company's holdings in hedge funds that are subject to lockups and/or that have redemption gate provisions in their governing documents at December 31, 2017 and 2016 was $178.0 million and $223.3 million, respectively. The Company did not have any holdings in funds where a redemption gate was imposed at December 31, 2017 or 2016.
Certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt, as noted in Note 5, "Investments in Affiliates." At December 31, 2017 and 2016, the fair value of hedge funds held in side-pockets was $9.2 million and $11.3 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
The following represents an analysis of the net unrealized gains for the indicated years ended December 31, 2017 and 2016, and the net realized gains as of December 31, 2017, 2016 and 2015, on the Company's hedge funds and private investments:

Year ended December 31, (U.S. dollars in thousands)	Net Unrealized Gains (Losses)		Net Realized Gains (Losses)
	2017	2016	2017	2016	2015
Hedge funds	$100,103	$134,114	$15,322	$12,212	$12,769
Private investments	60,624	36,775	13,994	8,636	9,342
Total	$160,727	$170,889	$29,316	$20,848	$22,111
(b) Overseas Deposits
Overseas deposits include investments in private funds related to Lloyd's syndicates in which the underlying instruments are primarily government and government-related/supported and corporate fixed income securities. The funds themselves do not trade on an exchange and therefore are not included within AFS securities. Also included in overseas deposits are restricted cash and cash equivalent balances held by Lloyd's syndicates for solvency purposes. Given the restricted nature of these cash balances, they are not included within the cash and cash equivalents category in the Consolidated Balance Sheet.
(c) Structured Transactions
National Indemnity Endorsement
On June 9, 2009, XL Specialty Insurance Company ("XL Specialty"), a wholly-owned subsidiary of the Company, entered into an agreement with National Indemnity Company, an insurance company subsidiary of Berkshire Hathaway Inc. ("National Indemnity"). Under the agreement, and a related reinsurance agreement, National Indemnity agreed to issue endorsements to certain directors and officers liability insurance policies known as "Side A" coverage policies underwritten by XL Specialty (the "Facility") during an eighteen month period that ended on December 31, 2011.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

In connection with the Facility, XLIB purchased a payment obligation (the "Obligation") in an aggregate principal amount of $150.0 million from National Indemnity. At December 31, 2017, the outstanding Obligation was recorded in other investments at a carrying value of $142.8 million, pays a coupon of 3.5%, and is being accreted to $150.0 million over the 11.5 years term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and was recorded in Other Assets. This difference, together with fees of $2.5 million, was amortized in relation to the earning of the underlying policies written.
Other Structured Transactions
On July 17, 2009, XLIB purchased notes with an aggregate face amount of $155.0 million. On October 29, 2014, XLIB purchased notes with an aggregate face amount of $81.9 million. The issuer of both series of notes was a structured credit vehicle that held corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities, among other assets. During the year ended December 31, 2015 the Company recorded OTTI of $8.6 million. During the fourth quarter of 2015, XLIB entered into transactions whereby it acquired the underlying corporate debt and preferred equity securities in return for the cancellation of the notes. The acquired securities are included in the available for sale fixed maturities and equity securities portfolios. In connection with the cancellation of the notes, the Company recorded realized investment losses of $6.7 million.
See Note 18(b), "Commitments and Contingencies - Other Investments," for further information regarding commitments related to other investments.
7. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities ("Authorities Framework") adopted by the Risk and Finance Committee of XL Group's Board of Directors ("RFC"). The Authorities Framework is intended to align the risk profile of our investment portfolio to be consistent with the Company's risk tolerance and other guidelines established by the RFC. The following table summarizes information on the notional amounts and gross amounts of derivative fair values contained in the Consolidated Balance Sheets at December 31, 2017 and 2016:

	2017				2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives designated as hedging instruments:
Foreign currency exposure	$580,194	$5,655	$339,221	$3,968	$1,396,801	$85,175	$583,722	$25,750
Total derivatives designated as hedging instruments	$580,194	$5,655	$339,221	$3,968	$1,396,801	$85,175	$583,722	$25,750
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$181,975	$423	$—	$—	$—	$—	$—	$—
Foreign currency exposure	263,722	6,931	141,300	2,256	10,049	190	273,767	12,137
Credit exposure	5,000	187	45,000	6,784	32,500	1,077	82,500	6,978
Financial market exposure	30,001	1,271	6,998	42	5	5	—	—
Other Non-Investment Derivatives:
Foreign currency exposure	—	—	—	—	181,300	1,208	—	—
Credit exposure	—	—	25,526	169	—	—	24,490	340
Guaranteed minimum income benefit contract	36,171	18,136	36,171	18,136	43,553	19,499	43,553	19,499
Modified coinsurance and funds withheld contracts, including life retrocession embedded derivative (1)	51,653	—	5,014,284	31,541	59,775	—	4,048,446	—
Other	16,000	191	—	—	15,000	342	—	—
Total derivatives not designated as hedging instruments	$584,522	$27,139	$5,269,279	$58,928	$342,182	$22,321	$4,472,756	$38,954

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017				2016
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Total derivatives		$32,794		$62,896		$107,496		$64,704
Counterparty netting		(3,579)		(3,579)		(17,947)		(17,947)
Total derivatives net of counterparty netting		29,215		59,317		89,549		46,757
Cash collateral held/paid (2)		(3,920)		(1,312)		(36,980)		(5,810)
Total derivatives as recorded in the Consolidated Balance Sheets		$25,295		$58,005		$52,569		$40,947
____________

(1)
The fair value movements in derivative assets and liabilities relating to modified coinsurance and funds withheld contracts are included within the associated asset or liability at each period end on the face of the Consolidated Balance Sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements and other outward reinsurance contracts under which the Company cedes risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount as of December 31, 2017 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $1.1 billion.

(2)
At December 31, 2017, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $3.9 million for derivatives in an asset position and paid cash collateral of $1.3 million for derivatives in a liability position. At December 31, 2016, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $37.0 million for derivatives in an asset position and paid cash collateral of $5.8 million for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the Consolidated Balance Sheets as the collateral and derivative positions are not intended to be settled on a net basis.

Derivative instruments in an asset or liability position are included within "Other assets" or "Other liabilities", respectively, at fair value in the Consolidated Balance Sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. Certain embedded derivatives within reinsurance contracts are included in "Reinsurance balances payable." The Company often enters into different types of derivative contracts with a single counterparty, and these contracts are covered under netting agreements. Changes in the fair values of derivatives are shown in the Consolidated Statements of Income as "Net realized and unrealized gains (losses) on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Note 1(h), "Significant Accounting Policies - Derivative Instruments."
(a) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign currency contracts to hedge the fair value of certain net investments in foreign operations. During the years ended December 31, 2017, 2016 and 2015, the Company entered into foreign currency contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British pound or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the years ended December 31, 2017, 2016 and 2015.

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation – Summary (U.S. dollars in thousands)	2017	2016	2015
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,361,477	$2,316,538	$1,769,106
Derivative gains (losses) (1)	$(87,954)	$130,365	$106,876

____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

As described in Note 14, "Notes Payable and Debt and Financing Arrangements," the Company has issued debt denominated in Euros that is designated and qualifies as a non-derivative hedging instrument against an equal amount of the Company's currency exposure to the Euro resulting from net investments in foreign operations. Accordingly, the foreign currency revaluation of this debt is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(b) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments. The impacts are all recorded through "Net realized and unrealized gains (losses) on derivative instruments" in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments (U.S. dollars in thousands)	2017	2016	2015
Investment Related Derivatives:
Interest rate exposure	$(213)	$781	$(2,347)
Foreign currency exposure	(4,384)	(592)	(1,542)
Credit exposure	(553)	(1,539)	(2,537)
Financial market exposure	264	(2,494)	(2,190)
Other Non-Investment Derivatives:
Foreign currency exposure	(1,542)	(1,701)	60,319
Credit exposure	770	4,424	1,375
Modified coinsurance and funds withheld contracts, including life retrocession embedded derivative	(34,133)	3,300	45
Other	(1,941)	342	—
Net realized and unrealized gains (losses) on derivative instruments	$(41,732)	$2,521	$53,123
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(206,015)	$(540,090)	$(151,691)
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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
In the fourth quarter of 2017, the Company entered into an average rate option to mitigate the risk of foreign currency exposure to certain cash flows denominated in the British pound. The option will mature in the fourth quarter of 2018. In the prior year, the Company entered into a similar average rate option.
Credit Exposure
During the year ended December 31, 2017, the Company entered into a non-investment-related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At December 31, 2017, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future defaults, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
Modified Coinsurance and Funds Withheld Contracts, including Life Retrocession Embedded Derivative
The Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return to be paid based on a portfolio of fixed income securities. As such, the agreements contain an embedded derivative. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value, with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on derivative instruments."

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

In addition, the Company entered into the GreyCastle Life Retro Arrangements as described in Note 1(c), "Significant Accounting Policies - Investments - Investments Related to Life Retrocession Arrangements written on a Funds Withheld Basis," "Note 1(e), "Significant Accounting Policies - Reinsurance," and Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation." The embedded derivative related to the GreyCastle Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets."
The impact of the GreyCastle Life Retro Arrangements on the Company's results for the years ended December 31, 2017, 2016 and 2015 was as follows:

Impact of GreyCastle Life Retro Arrangements (U.S. dollars in thousands)	2017	2016	2015
Underwriting profit (loss) (1)	$—	$—	$605
Net investment income - Life Funds Withheld Assets	127,047	154,751	187,489
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	115,911	152,589	223,272
Net unrealized gains (losses) on investments, Trading - Life Funds Withheld Assets	(14,805)	109,458	(27,734)
OTTI on investments - Life Funds Withheld Assets	(1,434)	(2,598)	(13,357)
Foreign exchange (gains) losses	30,711	(8,988)	4,788
Other income and expenses	(108)	(154)	2,280
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(206,015)	(540,090)	(151,691)
Net income (loss)	$51,307	$(135,032)	$225,652
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets	(51,983)	(4,502)	(421,604)
Change in adjustments related to future policy benefit reserves	27,184	62,295	170,688
Change in cumulative translation adjustment - Life Funds Withheld Assets	(26,508)	77,239	25,869
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$(51,307)	$135,032	$(225,047)
Comprehensive income (loss)	$—	$—	$605
____________

(1)
The underwriting profit of $0.6 million in 2015 relates to premium adjustments relating to the GreyCastle Life Retro Arrangements transaction. Excluding these transactions, the impact to comprehensive income relating to the GreyCastle Life Retro Arrangements was nil for the years ended December 31, 2017 and 2016.

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

deposit liabilities and is being amortized through interest expense over the remaining term of the structured indemnity contracts.
A summary of the fair value hedges that have been settled and their impact on results up to the indicated periods, as well as the remaining balance of the fair value hedges and average years remaining to maturity at December 31, 2017 and 2016 are shown below:

Settlement of Fair Value Hedges – Summary (U.S. dollars in thousands, except years)	Fair Value Hedges – Structured Indemnity Contracts December 31,
	2017	2016
Cumulative reduction to interest expense	$122,118	$113,292
Remaining balance	$111,077	$119,903
Weighted average years remaining to maturity	18.7	20.1
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of December 31, 2017 and 2016 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	2017	2016
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$7,464	$14,130
Collateral posted to counterparty	$40	$4,630
8. Fair Value Measurements
(a) Fair Value Summary
The following tables set forth the Company's assets and liabilities that were accounted for at fair value at December 31, 2017 and 2016 by level within the fair value hierarchy. For further information, see Note 1(b), "Significant Accounting Policies - Fair Value Measurements":

December 31, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2017
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$4,344,450	$18,290	$—	$4,362,740
U.S. States, municipalities and political subdivisions	—	2,064,640	—	—	2,064,640
Non-U.S. Governments	—	5,201,581	—	—	5,201,581
Corporate	—	9,793,841	1,292	—	9,795,133
RMBS	—	4,724,402	—	—	4,724,402
CMBS	—	1,244,017	—	—	1,244,017
Other asset-backed securities	—	1,504,131	5,232	—	1,509,363
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets, at fair value	$—	$28,877,062	$24,814	$—	$28,901,876
Short-term investments, at fair value (1)	—	815,481	—	—	815,481
Equity securities, at fair value	557,510	156,457	—	—	713,967
Total investments AFS - Excluding Life Funds Withheld Assets	$557,510	$29,849,000	$24,814	$—	$30,431,324

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

December 31, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2017
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$—	$11,316	$—	$—	$11,316
Non-U.S. Governments	—	584,534	—	—	584,534
Corporate	—	1,137,213	—	—	1,137,213
RMBS	—	515	—	—	515
CMBS	—	122,272	—	—	122,272
Other asset-backed securities	—	171,262	—	—	171,262
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	—	2,027,112	—	—	2,027,112
Total investments - AFS, at fair value	$557,510	$31,876,112	$24,814	$—	$32,458,436
Fixed maturities - Trading
U.S. Government	$—	$11,042	$—	$—	$11,042
U.S. States, municipalities and political subdivisions	—	31	—	—	31
Non-U.S. Governments	—	485,171	—	—	485,171
Corporate	—	1,460,292	—	—	1,460,292
RMBS	—	932	—	—	932
CMBS	—	7,580	—	—	7,580
Other asset-backed securities	—	41,337	—	—	41,337
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$2,006,385	$—	$—	$2,006,385
Short-term investments, at fair value (1)	—	14,965	—	—	14,965
Total investments, Trading	$—	$2,021,350	$—	$—	$2,021,350
Cash equivalents (2)	279,224	1,271,483	—	—	1,550,707
Cash equivalents - Life Funds Withheld Assets (2)	—	67,982	—	—	67,982
Other investments (3)	—	570,931	221,708	—	792,639
Other assets (4)	—	14,467	18,327	(3,579)	29,215
Total assets accounted for at fair value	$836,734	$35,822,325	$264,849	$(3,579)	$36,920,329
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$1,112,969	$—	$—	$1,112,969
Other liabilities (4)	—	44,591	18,305	(3,579)	59,317
Total liabilities accounted for at fair value	$—	$1,157,560	$18,305	$(3,579)	$1,172,286

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2016
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$3,869,637	$24,751	$—	$3,894,388
U.S. States, municipalities and political subdivisions	—	2,478,112	—	—	2,478,112
Non-U.S. Governments	—	5,030,132	—	—	5,030,132
Corporate	—	10,114,644	20,085	—	10,134,729
RMBS	—	4,492,625	—	—	4,492,625
CMBS	—	665,087	99	—	665,186
Other asset-backed securities	—	1,252,257	1,131	—	1,253,388
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$27,902,494	$46,066	$—	$27,948,560

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

December 31, 2016 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2016
Short-term investments, at fair value (1)	—	625,193	—	—	625,193
Equity securities, at fair value	898,664	138,667	—	—	1,037,331
Total investments AFS - Excluding Funds Withheld Assets	$898,664	$28,666,354	$46,066	$—	$29,611,084
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$10,577	$—	$—	$10,577
Non-U.S. Governments	—	624,677	—	—	624,677
Corporate	—	1,454,608	—	—	1,454,608
RMBS	—	22,380	—	—	22,380
CMBS	—	94,240	—	—	94,240
Other asset-backed securities	—	101,560	—	—	101,560
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,308,042	$—	$—	$2,308,042
Total investments - AFS, at fair value	$898,664	$30,974,396	$46,066	$—	$31,919,126
Fixed maturities - Trading - Life Funds Withheld Assets
U.S. Government	$—	$14,708	$—	$—	$14,708
U.S. States, municipalities and political subdivisions	—	224	—	—	224
Non-U.S. Governments	—	444,944	—	—	444,944
Corporate	—	1,111,205	—	—	1,111,205
RMBS	—	961	—	—	961
CMBS	—	5,526	—	—	5,526
Other asset-backed securities	—	39,446	—	—	39,446
Total fixed maturities - Trading - Life Funds Withheld Assets, at fair value	$—	$1,617,014	$—	$—	$1,617,014
Short-term investments, at fair value (1)	—	9,563	—	—	9,563
Total investments, Trading	$—	$1,626,577	$—	$—	$1,626,577
Cash equivalents (2)	573,398	1,096,254	—	—	1,669,652
Cash equivalents - Life Funds Withheld Assets (2)	—	72,798	—	—	72,798
Other investments (3)	—	493,874	205,528	—	699,402
Other assets (4)	—	87,655	19,841	(17,947)	89,549
Total assets accounted for at fair value	$1,472,062	$34,351,554	$271,435	$(17,947)	$36,077,104
Liabilities
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) (5)	$—	$937,721	$—	$—	$937,721
Other liabilities (4)	—	44,865	19,839	(17,947)	46,757
Total liabilities accounted for at fair value	$—	$982,586	$19,839	$(17,947)	$984,478
____________

(1)	Short-term investments consist primarily of U.S. and Non-U.S. Government securities, Corporate securities and Other asset-backed securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
Excluded from Other Investments are certain investments that are measured using net asset value as a practical expedient in the amount of $198.2 million and $322.9 million as of December 31, 2017 and December 31, 2016, respectively. Under GAAP, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes loans held at amortized cost, which totaled $173.0 million at December 31, 2017 and $142.3 million at December 31, 2016. For further information, see Note 6, "Other Investments."

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

(5)
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the GreyCastle Life Retro Arrangements described in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation", accrue to the benefit of GCLR.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
Equity securities and other investments
Equity securities and other investment securities generally include investments in thinly traded equity funds and fixed income funds (including Overseas Deposits). Fair value is determined based upon prices received from pricing services as well as from net asset values ("NAV") received from the fund administrators.
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
There were no significant transfers between Level 1 and Level 2 during each of the years ended December 31, 2017 and 2016.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

balances for the years ended December 31, 2017 and 2016 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2017 and 2016, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2017 and 2016, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
Other investments
Included within the other investments component of the Company's Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values. Accordingly, the fair value of the Company's investment in each entity is classified within Level 3. Management reviews the values and incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value received in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Note 6, "Other Investments."
Derivative instruments
Derivative instruments recorded within other liabilities and classified within Level 3 include: credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification, and guaranteed minimum income benefits embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Level 3 Assets and Liabilities - Twelve Months Ended December 31, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$24,751	$(80)	$(372)	$—	$—	$(1,251)	$(4,758)	$18,290	$37
Corporate	20,085	(50)	57	—	(20,014)	(31)	1,245	1,292	(2)
RMBS	—	17	(526)	—	—	(173)	682	—	—
CMBS	99	61	(55)	698	—	(105)	(698)	—	—
Other asset-backed securities	1,131	101	1,114	22,472	(5,216)	(957)	(13,413)	5,232	—
Short-term investments	—	—	—	11,693	(11,662)	(31)	—	—	—
Other investments	205,528	13,764	24,468	32,830	(2,207)	(42,811)	(9,864)	221,708	(189)
Derivative Contracts - Net	2	—	20	—	—	—	—	22	22
Total	$251,596	$13,813	$24,706	$67,693	$(39,099)	$(45,359)	$(26,806)	$246,544	$(132)

	Level 3 Assets and Liabilities - Twelve Months Ended December 31, 2016
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$45,063	$264	$687	$—	$(19,101)	$(2,162)	$—	$24,751	$886
Corporate	53,873	(2,991)	23	2,032	(30,420)	(6)	(2,426)	20,085	45
RMBS	3,077	(3)	7	—	—	(229)	(2,852)	—	—
CMBS	—	—	(3)	—	—	—	102	99	(3)
Other asset-backed securities	50,265	668	4,757	1,072	—	(37,220)	(18,411)	1,131	4,479
Other investments	283,550	18,097	(10,622)	47,998	(27,676)	(43,607)	(62,212)	205,528	2,454
Derivative Contracts - Net	(9,791)	—	9,793	—	—	—	—	2	10
Total	$426,037	$16,035	$4,642	$51,102	$(77,197)	$(83,224)	$(85,799)	$251,596	$7,871
____________

(1)
Net transfers include both movement in and movement out of Level 3. Corporate for 2017 includes incoming transfers of $1.4 million partially offset by $0.1 million of outgoing transfers. RMBS for 2017 includes incoming transfers $4.1 million partially offset by $3.4 million of outgoing transfers. Other asset-backed securities for 2017 includes outgoing transfers of $25.4 million partially offset by $12.0 million of incoming transfers. Corporate for 2016 includes outgoing transfers of $12.2 million partially offset by $9.7 million of incoming transfers. Other asset-backed securities for 2016 includes outgoing transfers $21.4 million partially offset by $3.0 million of incoming transfers. Other investments for 2016 includes $77.7 million of outgoing transfers partially offset by 15.5 million of incoming transfers.

(d) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2017 and 2016. All of these fair value estimates are considered Level 2 fair value measurements.

(U.S. dollars in thousands)	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments, structured transactions	$172,982	$182,222	$142,271	$153,173
Deposit liabilities	$1,042,677	$1,266,682	$1,116,233	$1,337,406
Notes payable and debt	3,220,769	3,507,108	2,647,677	2,813,257
Financial Liabilities	$4,263,446	$4,773,790	$3,763,910	$4,150,663

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The Company historically participated in structured transactions, the remaining of which are largely comprised of an investment in a payment obligation with an insurance company. This transaction is carried at amortized cost. The fair value of this investment held by the Company is determined through use of an internal model utilizing benchmark yields, issuer spreads and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 45.5 basis points and 50.0 basis points at December 31, 2017 and 2016, respectively. The discount rate incorporates the Company's own credit risk into the determination of estimated fair value.
The fair values of the Company's notes payable and debt outstanding were determined based on quoted market prices.
There are no significant concentrations of credit risk within the Company's financial instruments not carried at fair value as defined in the authoritative guidance over necessary disclosures, which excludes certain financial instruments, particularly insurance contracts.
9. Goodwill and Other Intangible Assets
The following table presents an analysis of goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2014	$415,936	$15,366	$16,650	$447,952
Additions	807,381	673,000	315,000	1,795,381
Amortization	—	—	(15,517)	(15,517)
Foreign currency translation	(9,687)	(5,507)	(2,356)	(17,550)
Balance at December 31, 2015	$1,213,630	$682,859	$313,777	$2,210,266
Additions	14,084	8,000	28,948	51,032
Amortization	—	—	(22,422)	(22,422)
Foreign currency translation	(14,190)	(8,080)	(12,953)	(35,223)
Balance at December 31, 2016	$1,213,524	$682,779	$307,350	$2,203,653
Amortization	—	—	(21,834)	(21,834)
Foreign currency translation	20,626	16,235	7,071	43,932
Balance at December 31, 2017	$1,234,150	$699,014	$292,587	$2,225,751
Goodwill
At December 31, 2017 and 2016, the Company had goodwill of $1.2 billion, with $492.3 million and $483.6 million, respectively allocated to the Insurance Segment and $741.9 million and $730.0 million, respectively, allocated to the Reinsurance Segment.
In February 2016, as a result of the transaction described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition," the Company recognized goodwill of approximately $14.1 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived intangible assets, and liabilities assumed, at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
In July 2015, as a result of the transaction described in Note 2(e), "Acquisitions and Disposals - New Energy Risk," the Company recognized additional goodwill of approximately $13.4 million. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired and liabilities assumed at their acquisition date fair values, and recorded as goodwill the excess of the sum of a) over b) - in which a) represents the aggregate of: i) the consideration transferred, ii) the fair value of non-controlling interest in the acquiree, and iii) the acquisition-date fair value of the Company's previously held equity interest in the acquiree; and b) represents the net assets acquired in the transaction.
In May 2015, as a result of the transaction described in Note 2(f), "Acquisitions and Disposals - Catlin Acquisition," the Company recognized additional goodwill and other intangible assets. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets acquired, including indefinite-lived and definite-lived

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

intangible assets, and liabilities assumed, at their Acquisition Date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill.
The estimated fair values of the reporting units' goodwill exceeded their estimated net book values at December 31, 2017, and therefore no impairments were recorded during 2017. At December 31, 2017 and 2016, the ending goodwill balance is comprised of gross goodwill of $2.6 billion, offset by accumulated impairment charges of $1.4 billion at December 31, 2017 and 2016. For further details regarding our impairment process, see Note 1(k), "Significant Accounting Policies - Goodwill, Intangibles and Other Long-Lived Assets."
Other Intangible Assets
At December 31, 2017 and 2016, the ending definite-lived intangible assets balance is comprised of $354.2 million and $347.2 million, respectively, of gross intangible assets, offset by accumulated amortization of $61.6 million and $39.8 million, respectively. Future amortization expenses of current intangible assets are as follows and will amortize over a weighted average period of 16.7 years:

Year Ended December 31, (U.S. dollars in thousands)
2018	$20,291
2019	20,041
2020	19,957
2021	19,957
2022	19,957
2023-2036	192,384
Total expected amortization expenses	$292,587
In connection with the transaction described in Note 2(c), "Acquisitions and Disposals - Brooklyn Acquisition," the Company acquired definite-lived intangible assets of $22.9 million, which will be amortized over their estimated useful lives.
In connection with the transaction described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition," the Company acquired indefinite-lived intangible assets of $8.0 million and definite-lived intangible assets of $6.0 million, which will be amortized over their estimated useful lives.
10. Losses and Loss Expenses
The following table represents a reconciliation of the beginning and ending balances of unpaid losses and loss expenses, including an analysis of the Company's paid and unpaid losses and loss expenses incurred for the years indicated:

(U.S. dollars in thousands)	2017	2016	2015
Unpaid losses and loss expenses at the beginning of the year	$25,939,571	$25,439,744	$19,353,243
Unpaid losses and loss expenses recoverable at the beginning of the year (1)	5,480,300	5,248,905	3,411,528
Net unpaid losses and loss expenses at the beginning of the year	$20,459,271	$20,190,839	$15,941,715
Acquired reserves	—	101,315	5,439,876
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,149,690	6,374,377	5,072,830
Prior year	(147,770)	(301,542)	(306,630)
Total net incurred losses and loss expenses	8,001,920	6,072,835	4,766,200
Exchange rate effects	460,187	(571,198)	(582,300)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	2,175,250	1,444,251	1,047,277
Prior year	4,288,795	3,890,269	4,327,375
Total net paid losses	$6,464,045	$5,334,520	$5,374,652
Net unpaid losses and loss expenses at the end of the year	22,457,333	20,459,271	20,190,839
Unpaid losses and loss expenses recoverable (1)	7,239,446	5,480,300	5,248,905
Unpaid losses and loss expenses at the end of the year	$29,696,779	$25,939,571	$25,439,744
____________

(1)	P&C business only, net of provision for uncollectible reinsurance. See Note 12, "Reinsurance," for further information.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
With respect to Reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. For reinsurers, uncertainty in the reserving process stems, in part, from timing lags inherent in reporting by the claimant to the primary insurer, and subsequently by the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is potentially subject to an additional timing lag in the receipt of information, as the primary insurer reports to the broker who in turn reports to the Company.
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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

estimate of IBNR reserves. Finally, the Company also supplements the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.
IBNR Reserves
IBNR reserves represent management's best estimate, at a given point in time, of the amount in excess of case reserves that is needed for the future settlement and loss adjustment costs associated with claims incurred. It is possible that the ultimate liability may differ materially from these estimates. Because the ultimate amount of unpaid losses and LAE is uncertain, management believes that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Management reviews the IBNR estimates produced by its actuarial department and determines its best estimate of the liabilities to record in the financial statements. The Company considers this single point estimate to be the mean expected outcome.
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
The Company's actuaries use one set of assumptions in calculating the single point estimate, which includes actual loss data, loss development factors, loss ratios, reported claim frequency and severity. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with GAAP. The selected assumptions reflect the actuary's judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.
When estimating IBNR reserves, each insurance and reinsurance business unit segregates business into exposure classes. Within each class, the business is further segregated by either the year in which the contract incepted ("underwriting year"), the year in which the claim occurred ("accident year"), or the year in which the claim is reported ("report year"). Within the Insurance segment, reviews are on an accident year, underwriting year, or report year basis depending on the nature of the business. The Reinsurance segment is reviewed on an underwriting year basis. In each case, management believes the selected method represents an appropriate basis for evaluating the reserve associated with each.
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
Over time, as greater numbers of claims are reported, actuarial estimates of IBNR are based on the BF method and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss data and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for each class of business for each year of loss experience. The Company's actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once the actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.
The pattern of loss emergence is determined using actuarial analysis and judgment and is based on the historical patterns of the recording of paid and reported losses, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property, marine and aviation insurance, losses are generally reported within 2 to 3 years from the beginning of the accident year. For casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For other insurance, loss emergence patterns generally fall within these ranges. For reinsurance business, loss reporting lags the corresponding insurance classes often by at least one quarter due to the need for loss information to flow from the ceding companies generally via

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary's selections of loss reporting patterns used in establishing our reserves.
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
Due to the low frequency and high severity nature of some of the business the Company underwrites, our reserve estimates are highly dependent on actuarial and management judgment and are therefore uncertain. In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in IBNR reserve estimates is particularly pronounced for casualty coverages, such as excess liability, professional liability and workers' compensation, where information emerges relatively slowly over time.
The three types of property and casualty reserve exposures with the longest tails included in the Company's portfolio are:

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
Casualty reinsurance business involves reserving methods that generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company's claims and underwriting files. Therefore, we do not always receive detailed claim information for this line of business.
Discontinued asbestos and run-off environmental liabilities are attached to certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to being acquired by the Company; from business of Winterthur purchased by the Company from AXA Insurance in 2001; from a loss portfolio transfer in 2006; and acquired as a result of the Catlin Acquisition. At December 31, 2017, total gross unpaid losses and loss expenses with respect to these businesses represented less than 1% of unpaid losses and loss expenses of the Company.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Unpaid losses and loss expenses prior to reinsurance recoveries for the years ended December 31, 2017 and 2016 comprise the following:

(U.S. dollars in thousands)	2017	2016
Reserve for reported losses and loss expenses	$12,869,644	$10,343,481
Reserve for losses incurred but not reported	16,827,135	15,596,090
Unpaid losses and loss expenses	$29,696,779	$25,939,571
Claims Development
Management has determined that the appropriate level of disaggregation for the incurred and paid claims development information best falls into six categories within its two operating segments. This level of disaggregation is consistent with the Company's historical disclosure levels and provides groupings of the Company's insurance and reinsurance businesses of a credible size and with similar claim development characteristics, particularly payment patterns. It should be noted that when estimating IBNR reserves, the Company's Insurance and Reinsurance segments segregate business into exposure classes and a large number of classes are reviewed in total based on coverage, region and policy and loss emergence characteristics. Furthermore, large losses and catastrophe events are evaluated separately.
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
Within the Insurance segment, there are four business groups: Property; Specialty; Professional; and Casualty and other. Within the Reinsurance segment, all major products fall within two categories: Property and Other Short-Tail Lines, and Casualty and Other Long-Tail Lines. The Company has also provided aggregate triangles for the total Company and the Insurance and Reinsurance segments to reflect the levels at which the Company manages its business.
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
As a result of the Catlin Acquisition in 2015 as noted in Note 2(f), "Acquisitions and Disposals - Catlin Acquisition, the Company acquired approximately $5.4 billion of unpaid claims liability, net of reinsurance, as well as $101.3 million of unpaid claims liability, net of reinsurance due to the Allied Acquisition in 2016 as noted in Note 2(d), "Acquisitions and Disposals - Allied Acquisition." For purposes of this disclosure, the Company has applied the retrospective method for these acquired reserves, including the combined companies' incurred and paid claim development histories throughout the tables. It should be noted that historical reserves for the acquired businesses were established by the respective companies using methods, assumptions and procedures then in effect which may differ from the Company's current reserving bases.
The Company has also revalued all historical data using exchange rates at December 31, 2017 in order to mitigate the effect of foreign exchange on the development throughout the triangles. Due to currency mix changes from one year end to the next, revaluation of incurred losses will result in different year-on-year movements within the triangles with each annual presentation. This approach for handling foreign exchange movements within the triangles differs somewhat from the

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

underlying calculation of prior year development in our financial statements due to the inclusion of historical loss payments as well as reserves and the level of granularity used in the calculation. The differences have been deemed not to be material.
The number of reported claims is provided for the Insurance segment on a per claim basis and excludes those claims which closed with no payment. It should be noted that certain claims may eventually close with no payment in the future at which time the claims will be excluded on a prospective basis. The number of reported claims can vary over time due to changes in mix of business and policy terms and conditions. In the Notes to the 2016 Consolidated Financial Statements, Insurance segment claim counts included nil claims for a portion of the portfolio, and excluded the remainder. In the current year Notes to the Consolidated Financial Statements, the Company has fully aligned the portfolio in this regard; nil claims have been entirely excluded from the claim counts. Had this alignment occurred in the prior year, the reported number of claims in the 2016 Consolidated Financial Statements would have been lower by a range of between 3% and 13% across accident years. For the Reinsurance segment, the number of reported claims is not provided due to the common industry practice of cedants reporting loss information for proportional treaties on a bulk basis without comprehensive claim details. Therefore, it is impractical to provide meaningful claim count detail for our Reinsurance business.
The Average Annual Percentage Payout of Incurred Losses for each age has been derived using a weighted average of all cumulative paid amounts as a percentage of 2017 incurred losses and allocated loss expenses. The average annual percentage payout of incurred losses presented are unaudited and are presented as supplementary information. The average annual percentage payout can change over time due to changes in business mix, policy terms and conditions as well as ceded reinsurance arrangements. As an example, due to a large multi-line quota share contract and multi-year non-standard auto deals written in the more recent years and included within our Reinsurance Casualty and Other Long-Tail portfolio, there is an upward trend in average annual percentage payout observed from last year.
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
For the Insurance segment in total, while individual accident years have both favorable and adverse incremental development across the triangle, accident years 2008 to 2013 have all developed favorably since the first evaluation. The 2014 to 2016 accident years reflect adverse development due primarily to large loss activity in several lines, including professional and casualty.
For the Insurance Property category, individual accident years have generally developed favorably as updated loss estimates were received and volatility in the loss estimates decreased. The 2014 accident year experienced adverse development from the 2014 evaluation to the 2015 evaluation due to development on a large fire loss which occurred in late December 2014. The 2014 accident year then developed favorably from the 2015 evaluation to the 2016 evaluation. The 2015 accident year experienced adverse development from the first evaluation in 2015 to the second evaluation in 2016 due to movements on several claims in the international property and construction businesses.
For the Insurance Specialty category, individual accident years have generally developed favorably, though with decreasing magnitude over time. The adverse experience emerging on the 2016 accident year has been driven by unfavorable attritional and large claims experience in several portfolios. This category includes a range of businesses with both short-tail and medium-tail exposures. Typically, development in the second year relates to short-tail lines with development on medium-tail business being reflected at subsequent evaluations.
For the Insurance Professional category, individual accident years have both favorable and adverse development across the triangle. These developments relate to the complexity associated with claims in this class of business. In 2008, the Company strengthened its reserves for the 2007 report/accident year due to the developing subprime-credit crisis. Due to the claims-made nature of the underlying Professional policies, the subprime-credit crisis impacted the 2008 to 2012 report years and reserves were re-allocated from the 2007 report year to these later years as claims developed. The cumulative impact of the credit crisis and developing loss trends were more severe than originally expected for these years. The 2014-2016 report years have experienced adverse development due to large loss activity in the international financial lines management liability book and the discontinued design subcontractors default portfolio.
For the Insurance Casualty and Other category, individual accident years have both favorable and adverse development across the triangle. These developments relate to the complexity associated with claims in this class of business and the high

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

level of attachment of the Company’s excess policies. The 2010 accident year experienced more adverse development than other accident years due to development on the Deepwater Horizon event. The 2013 to 2015 accident years reflect adverse development due to large loss activity relating to the excess casualty portfolio and strengthening of the excess and surplus portfolio and the newly acquired Allied business. The 2016 accident year shows minimal adverse development during 2017.
For the Reinsurance Segment in total, while individual accident years have both favorable and adverse incremental development across the triangle, all accident years except for the 2016 accident year developed favorably since the first evaluation. The modest unfavorable development on the 2016 accident year emanates from the Property and Other Short Tail category as noted below.
For the Reinsurance Property and Other Short Tail category, individual accident years have generally developed favorably as updated loss estimates were received and volatility in the loss estimates decreased. The two outliers were the 2010 and 2012 accident years where there was modest adverse development related to large loss events from the business acquired in the Catlin Acquisition. Specifically, the 2010 adverse development relates to the Buncefield Explosion and the New Zealand Darfield Earthquake offset by more recent favorable developments on other large losses and attritional experience. The 2012 development relates to Costa Concordia and Superstorm Sandy. The favorable development on the 2011 accident year relates in part to reductions on the Japan Earthquake and Tsunami event also within the business acquired in the Catlin Acquisition. As noted earlier, the historical reserves for the acquired businesses were established by the respective companies using methods, assumptions and procedures then in effect which may differ from the Company's current reserving bases. The recent favorable development on 2013 mainly relates to releases on Typhoon Fitow, Central European Floods and favorable attritional experience across all short tailed lines. The unfavorable development on the 2016 accident year relates to deteriorations on the New Zealand Kaikoura Earthquake and Texas Hailstorm events.
For the Reinsurance Casualty and Other Long Tail category, the earlier years had modest favorable development and the later years had modest adverse development. The adverse development for the later accident years relates to changes in reserving methodology for certain long tail lines of business that occurred in calendar years 2012 and 2015. In 2012, the Company changed its methodology to hold an explicit discount on loss reserves for U.K. bodily injury claims expected to settle via Periodical Payment Orders ("PPOs"). As these claims became more prevalent and costly, reserves were strengthened on an undiscounted basis. However, with the implementation of discounting, there was a minimal change in the loss reserves, net of the discount. Similarly, a significant portion of the increase in the Incurred Losses and Allocated Loss Expense, Net of Reinsurance for the 2015 calendar year is due to a change in the methodology used to determine the undiscounted ultimate losses for the reinsurance workers' compensation liabilities acquired in the Catlin Acquisition resulting in a large increase in the undiscounted losses but an insignificant change in the discounted losses. The increase in incurred losses and unallocated loss expenses for the 2017 calendar year is driven by the change in the Ogden discount rate (from 2.5% to -0.75%) used by the courts to determine lump sum compensation for claimants in the UK impacting UK motor, Employer's and General Liability classes. This is partially offset by favorable attritional experience on the North America Casualty book.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Total Property and Casualty

(In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$5,644,208	$5,735,428	$5,651,657	$5,674,761	$5,631,593	$5,603,554	$5,572,963	$5,510,523	$5,471,441	$5,410,125	$213,925	N/A
2009		4,763,117	4,755,362	4,668,243	4,689,064	4,680,173	4,685,356	4,555,586	4,525,234	4,542,173	293,117	N/A
2010			5,141,028	5,272,265	5,158,742	5,178,036	5,127,836	5,109,862	5,138,545	5,053,432	300,001	N/A
2011				6,430,567	6,392,279	6,306,319	6,175,271	6,311,990	6,276,173	6,226,953	433,196	N/A
2012					5,869,907	5,836,701	5,808,941	5,930,172	5,837,626	5,827,240	566,059	N/A
2013						5,767,068	5,777,217	5,739,200	5,632,776	5,526,922	652,927	N/A
2014							5,368,693	5,549,389	5,580,769	5,574,378	987,715	N/A
2015								5,540,823	5,678,720	5,864,953	1,405,335	N/A
2016									6,182,999	6,427,610	2,013,460	N/A
2017										8,108,442	4,386,436	N/A
										$58,562,228	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$810,334	$2,051,520	$2,934,270	$3,539,510	$4,049,900	$4,352,467	$4,568,478	$4,704,623	$4,827,462	$4,897,567
2009		657,811	1,573,893	2,254,270	2,731,005	3,204,371	3,460,344	3,650,893	3,767,363	3,844,074
2010			873,754	1,926,916	2,740,308	3,252,357	3,634,321	3,971,942	4,212,573	4,358,655
2011				1,285,733	2,963,941	3,778,977	4,373,375	4,883,707	5,175,876	5,375,172
2012					979,204	2,317,760	3,232,741	3,903,535	4,312,155	4,665,888
2013						1,009,683	2,285,432	3,171,205	3,755,115	4,207,557
2014							985,112	2,322,853	3,188,259	3,765,670
2015								997,289	2,217,824	3,277,189
2016									1,233,032	2,769,701
2017										1,684,974
										$38,846,447
	All outstanding liabilities prior to 2008, net of reinsurance									2,451,126
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$22,166,907

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18%	23%	15%	11%	8%	5%	4%	2%	2%	3%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Insurance Segment

(In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$3,980,331	$4,082,887	$4,042,042	$4,083,129	$4,027,990	$4,000,716	$3,970,698	$3,934,337	$3,898,706	$3,859,215	$125,683	48,668
2009		3,566,518	3,589,904	3,551,370	3,579,030	3,580,582	3,601,916	3,469,966	3,447,870	3,467,258	179,179	48,912
2010			3,806,180	3,920,528	3,805,979	3,842,324	3,794,776	3,769,113	3,807,684	3,737,724	190,030	55,114
2011				4,140,334	4,120,075	4,139,325	4,049,553	4,154,898	4,127,808	4,083,928	292,990	59,373
2012					3,991,564	3,931,116	3,923,936	4,055,833	3,984,388	3,973,579	364,324	64,064
2013						4,072,919	4,148,375	4,125,518	4,064,032	3,982,810	449,668	70,379
2014							3,873,356	4,049,578	4,111,762	4,126,635	759,437	80,946
2015								3,975,009	4,168,619	4,348,859	1,058,392	94,968
2016									4,294,206	4,526,453	1,459,995	102,466
2017										5,068,500	2,435,748	73,518
										$41,174,961	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$476,792	$1,383,392	$2,032,058	$2,498,765	$2,922,681	$3,156,209	$3,325,230	$3,431,608	$3,512,792	$3,561,228
2009		477,677	1,172,186	1,712,626	2,101,695	2,498,379	2,706,905	2,864,085	2,946,407	3,002,238
2010			627,377	1,423,331	2,041,175	2,444,498	2,764,877	3,001,709	3,163,363	3,273,536
2011				674,219	1,675,220	2,289,261	2,739,159	3,159,121	3,394,821	3,535,878
2012					658,877	1,520,685	2,145,780	2,660,153	2,976,781	3,228,221
2013						683,757	1,567,382	2,220,578	2,691,262	3,039,989
2014							692,365	1,650,664	2,338,259	2,771,499
2015								715,111	1,613,855	2,396,659
2016									889,975	1,923,192
2017										1,076,889
										$27,809,329
	All outstanding liabilities prior to 2008, net of reinsurance									988,847
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$14,354,479

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
17%	22%	16%	11%	9%	6%	4%	2%	2%	3%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Property (In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$850,761	$849,039	$815,929	$797,027	$793,740	$786,429	$785,673	$783,904	$782,156	$784,699	$12,884	7,860
2009		409,525	384,987	368,148	360,747	354,587	354,888	352,427	350,438	356,760	5,625	6,736
2010			614,975	629,454	600,272	582,803	576,699	584,289	581,195	581,492	8,919	7,604
2011				1,015,292	950,884	927,416	892,650	882,602	875,589	871,842	71	9,239
2012					706,411	680,608	655,395	656,688	648,211	645,148	6,639	10,197
2013						766,897	748,537	725,484	718,804	716,067	10,823	11,381
2014							729,439	766,516	757,109	756,646	12,039	13,954
2015								822,971	846,954	839,474	38,686	16,747
2016									989,575	1,113,153	51,908	20,372
2017										1,655,009	275,986	17,088
										$8,320,290	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$156,169	$480,476	$619,072	$673,976	$751,128	$769,740	$772,250	$764,451	$767,073	$768,092
2009		88,549	198,738	262,119	295,786	316,849	319,161	338,609	341,939	346,694
2010			172,596	396,953	495,909	544,973	556,204	535,734	541,777	546,255
2011				222,071	637,440	777,503	819,464	849,147	850,727	858,866
2012					168,359	404,469	550,774	594,798	614,891	625,089
2013						172,866	474,473	613,722	666,485	683,854
2014							186,475	523,596	674,517	708,562
2015								231,415	503,459	666,765
2016									334,272	699,497
2017										500,273
										$6,403,947
	All outstanding liabilities prior to 2008, net of reinsurance									13,430
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$1,929,773

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
27%	38%	19%	7%	4%	—%	1%	(1)%	2%	—%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Specialty (In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$891,890	$968,492	$910,335	$890,963	$876,491	$864,078	$837,617	$856,842	$851,009	$839,244	$(2,387)	19,242
2009		1,014,909	1,008,485	936,862	909,680	897,121	887,959	831,410	822,085	821,551	1,578	18,360
2010			1,030,506	987,403	918,623	901,020	875,049	863,079	863,284	860,409	11,198	21,791
2011				999,603	1,000,374	962,256	925,539	940,624	934,612	922,492	24,446	22,704
2012					1,039,752	986,668	946,199	936,682	920,827	907,145	7,976	25,341
2013						969,561	1,011,519	973,591	973,662	963,962	23,499	28,501
2014							972,197	988,726	971,827	962,638	28,881	35,063
2015								995,703	1,054,941	1,054,762	76,262	43,706
2016									1,107,572	1,174,955	120,726	48,416
2017										1,112,192	403,497	33,402
										$9,619,350	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$253,344	$529,159	$659,645	$722,183	$765,430	$791,525	$809,870	$817,093	$821,401	$821,249
2009		321,635	568,559	680,060	733,742	758,202	776,899	787,163	790,078	796,935
2010			327,917	566,060	680,947	736,611	780,483	798,099	807,477	816,193
2011				303,685	622,701	759,238	818,112	842,024	865,691	873,203
2012					323,488	610,222	722,133	793,659	830,272	848,480
2013						343,578	617,540	741,972	818,201	859,290
2014							348,944	635,917	768,421	831,653
2015								346,794	675,618	828,146
2016									424,069	800,160
2017										433,901
										$7,909,210
	All outstanding liabilities prior to 2008, net of reinsurance									132,594
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$1,842,734

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
36%	31%	14%	7%	4%	3%	1%	1%	1%	—%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Professional (In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$1,047,124	$1,101,965	$1,147,534	$1,239,730	$1,218,280	$1,198,484	$1,194,919	$1,162,130	$1,140,790	$1,131,120	$26,453	4,165
2009		981,970	1,050,410	1,112,512	1,180,339	1,219,714	1,229,584	1,196,459	1,192,299	1,199,359	68,143	4,851
2010			1,006,646	1,003,305	975,366	1,053,660	1,013,567	1,035,210	1,081,736	1,053,011	56,712	4,517
2011				987,023	978,863	1,035,722	1,050,516	1,123,136	1,133,524	1,130,481	141,147	4,203
2012					995,783	997,484	1,033,040	1,148,277	1,142,555	1,155,566	174,871	4,295
2013						984,798	982,485	960,557	938,328	863,145	159,645	4,503
2014							762,491	815,411	857,762	883,975	272,364	4,602
2015								772,779	816,200	935,466	372,222	5,120
2016									750,041	772,377	477,454	4,490
2017										854,050	727,596	2,530
										$9,978,550	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$18,371	$186,817	$350,967	$522,556	$706,956	$793,754	$865,795	$924,630	$986,705	$996,837
2009		22,596	162,488	341,997	516,995	758,394	852,865	937,925	965,159	982,106
2010			22,132	157,847	330,563	487,964	632,809	746,509	816,307	851,235
2011				29,116	146,330	319,404	486,621	691,769	827,268	890,169
2012					44,763	197,103	382,218	599,630	723,313	839,544
2013						36,847	154,971	309,475	465,463	587,897
2014							17,185	140,718	315,969	453,178
2015								22,667	140,307	319,050
2016									23,688	141,813
2017										21,074
										$6,082,903
	All outstanding liabilities prior to 2008, net of reinsurance									160,193
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$4,055,840

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3%	13%	16%	16%	15%	9%	6%	3%	3%	4%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Casualty and other (In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$1,190,556	$1,163,391	$1,168,244	$1,155,409	$1,139,479	$1,151,725	$1,152,489	$1,131,461	$1,124,751	$1,104,152	$88,733	17,401
2009		1,160,114	1,146,022	1,133,848	1,128,264	1,109,160	1,129,485	1,089,670	1,083,048	1,089,588	103,833	18,965
2010			1,154,053	1,300,366	1,311,718	1,304,841	1,329,461	1,286,535	1,281,469	1,242,812	113,201	21,202
2011				1,138,416	1,189,954	1,213,931	1,180,848	1,208,536	1,184,083	1,159,113	127,326	23,227
2012					1,249,618	1,266,356	1,289,302	1,314,186	1,272,795	1,265,720	174,838	24,231
2013						1,351,663	1,405,834	1,465,886	1,433,238	1,439,636	255,701	25,994
2014							1,409,229	1,478,925	1,525,064	1,523,376	446,153	27,327
2015								1,383,556	1,450,524	1,519,157	571,222	29,395
2016									1,447,018	1,465,968	809,907	29,188
2017										1,447,249	1,028,669	20,498
										$13,256,771	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$48,908	$186,940	$402,374	$580,050	$699,167	$801,190	$877,315	$925,434	$937,613	$975,050
2009		44,897	242,401	428,450	555,172	664,934	757,980	800,388	849,231	876,503
2010			104,732	302,471	533,756	674,950	795,381	921,367	997,802	1,059,853
2011				119,347	268,749	433,116	614,962	776,181	851,135	913,640
2012					122,267	308,891	490,655	672,066	808,305	915,108
2013						130,466	320,398	555,409	741,113	908,948
2014							139,761	350,433	579,352	778,106
2015								114,235	294,471	582,698
2016									107,946	281,722
2017										121,641
										$7,413,269
	All outstanding liabilities prior to 2008, net of reinsurance									682,630
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$6,526,132

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
8%	14%	17%	14%	11%	9%	6%	4%	—%	6%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Reinsurance Segment

(In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$1,663,877	$1,652,541	$1,609,615	$1,591,632	$1,603,603	$1,602,838	$1,602,265	$1,576,186	$1,572,735	$1,550,910	$88,242	N/A
2009		1,196,599	1,165,458	1,116,873	1,110,034	1,099,591	1,083,440	1,085,620	1,077,364	1,074,915	113,938	N/A
2010			1,334,848	1,351,737	1,352,763	1,335,712	1,333,060	1,340,749	1,330,861	1,315,708	109,971	N/A
2011				2,290,233	2,272,204	2,166,994	2,125,718	2,157,092	2,148,365	2,143,025	140,206	N/A
2012					1,878,343	1,905,585	1,885,005	1,874,339	1,853,238	1,853,661	201,735	N/A
2013						1,694,149	1,628,842	1,613,682	1,568,744	1,544,112	203,259	N/A
2014							1,495,337	1,499,811	1,469,007	1,447,743	228,278	N/A
2015								1,565,814	1,510,101	1,516,094	346,943	N/A
2016									1,888,793	1,901,157	553,465	N/A
2017										3,039,942	1,950,688	N/A
										$17,387,267	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$333,542	$668,128	$902,212	$1,040,745	$1,127,219	$1,196,258	$1,243,248	$1,273,015	$1,314,670	$1,336,339
2009		180,134	401,707	541,644	629,310	705,992	753,439	786,808	820,956	841,836
2010			246,377	503,585	699,133	807,859	869,444	970,233	1,049,210	1,085,119
2011				611,514	1,288,721	1,489,716	1,634,216	1,724,586	1,781,055	1,839,294
2012					320,327	797,075	1,086,961	1,243,382	1,335,374	1,437,667
2013						325,926	718,050	950,627	1,063,853	1,167,568
2014							292,747	672,189	850,000	994,171
2015								282,178	603,969	880,530
2016									343,057	846,509
2017										608,085
										$11,037,118
	All outstanding liabilities prior to 2008, net of reinsurance									1,462,279
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$7,812,428

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
20%	25%	14%	8%	5%	4%	4%	—%	1%	4%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Property and Other Short-tail Lines (In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$944,428	$927,527	$906,400	$883,361	$867,449	$863,157	$867,653	$860,502	$867,774	$843,257	$383	N/A
2009		595,960	555,200	518,460	499,580	489,873	485,983	479,643	484,055	476,171	172	N/A
2010			856,962	875,225	881,152	883,526	890,473	871,329	873,474	853,011	(13)	N/A
2011				1,778,947	1,749,879	1,665,442	1,639,503	1,644,225	1,636,012	1,628,065	36,404	N/A
2012					1,293,247	1,315,130	1,305,260	1,274,482	1,263,237	1,264,859	65,579	N/A
2013						1,119,339	1,065,389	1,022,634	985,614	952,356	10,501	N/A
2014							899,370	877,472	836,156	809,032	18,848	N/A
2015								912,777	855,184	864,595	111,925	N/A
2016									1,168,219	1,183,480	184,699	N/A
2017										1,970,911	1,142,221	N/A
										$10,845,737	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$296,808	$549,370	$702,796	$767,424	$794,530	$811,850	$816,846	$814,278	$827,401	$830,128
2009		147,904	315,599	400,250	432,286	452,112	456,855	456,520	464,315	466,604
2010			229,065	453,814	605,997	669,277	694,525	762,176	814,534	831,559
2011				595,601	1,228,014	1,382,680	1,473,573	1,515,800	1,537,012	1,560,091
2012					294,986	723,095	946,583	1,043,324	1,084,530	1,130,777
2013						297,848	633,594	805,866	859,679	909,414
2014							254,289	571,832	676,511	740,624
2015								238,030	483,754	656,520
2016									275,958	679,948
2017										468,988
										$8,274,653
	All outstanding liabilities prior to 2008, net of reinsurance									209,170
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$2,780,254

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
29%	35%	17%	7%	3%	2%	3%	1%	1%	—%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Casualty and Other Long-Tail Lines (In thousands, except claim amounts)
Incurred Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of Dec 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Number of Claims
2008	$719,449	$725,014	$703,215	$708,271	$736,154	$739,681	$734,612	$715,684	$704,961	$707,653	$87,859	N/A
2009		600,639	610,258	598,413	610,454	609,718	597,457	605,977	593,309	598,744	113,766	N/A
2010			477,886	476,512	471,611	452,186	442,587	469,420	457,387	462,697	109,984	N/A
2011				511,286	522,325	501,552	486,215	512,867	512,353	514,960	103,802	N/A
2012					585,096	590,455	579,745	599,857	590,001	588,802	136,156	N/A
2013						574,810	563,453	591,048	583,130	591,756	192,758	N/A
2014							595,967	622,339	632,851	638,711	209,430	N/A
2015								653,037	654,917	651,499	235,018	N/A
2016									720,574	717,677	368,766	N/A
2017										1,069,031	808,467	N/A
										$6,541,530	Total

Cumulative Paid Losses and Allocated Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$36,734	$118,758	$199,416	$273,321	$332,689	$384,408	$426,402	$458,737	$487,269	$506,211
2009		32,230	86,108	141,394	197,024	253,880	296,584	330,288	356,641	375,232
2010			17,312	49,771	93,136	138,582	174,919	208,057	234,676	253,560
2011				15,913	60,707	107,036	160,643	208,786	244,043	279,203
2012					25,341	73,980	140,378	200,058	250,844	306,890
2013						28,078	84,456	144,761	204,174	258,154
2014							38,458	100,357	173,489	253,547
2015								44,148	120,215	224,010
2016									67,099	166,561
2017										139,097
										$2,762,465
	All outstanding liabilities prior to 2008, net of reinsurance									1,253,109
	Liabilities for unpaid losses and loss expenses, net of reinsurance									$5,032,174

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
7%	9%	10%	9%	8%	7%	6%	5%	6%	6%
____________

(1)	Total IBNR Liabilities Plus Expected Development on Reported Claims

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Reconciliation

(U.S. dollars in thousands)	December 31, 2017
Net outstanding liabilities
Insurance Segment
Property	$1,929,773
Specialty	1,842,734
Professional	4,055,840
Casualty and other	6,526,132
Reinsurance Segment
Property and Other Short-Tail lines	2,780,254
Casualty and Other Long-Tail lines	5,032,174
Subtotal, disaggregated triangles	$22,166,907

Unallocated loss expenses	$578,995
Discount (1)	(415,479)
Provision for uncollectible reinsurance	41,103
Other	85,807
Total net liability for unpaid losses and loss expenses	$22,457,333

Reinsurance recoverable on unpaid losses
Insurance Segment
Property	$959,498
Specialty	672,794
Professional	1,386,847
Casualty and other	3,367,498
Reinsurance Segment
Property and Other Short-Tail lines	647,194
Casualty and Other Long-Tail lines	125,003
Other	80,612
Total recoverable on unpaid losses and loss expenses	$7,239,446

Unpaid losses and loss expenses	$29,696,779
___________

(1)
As noted in Note 10(c), "Losses and Loss Expenses - Loss Reserve Discounting," the Company discounts only certain workers' compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio.

(b) Net losses and loss expenses incurred
Net losses and loss expenses incurred for the years indicated are comprised of:

(U.S. dollars in thousands)	2017	2016	2015
Loss and loss expenses payments	$8,037,317	$6,828,012	$6,505,075
Change in unpaid losses and loss expenses	3,184,307	976,401	(168,263)
Change in unpaid losses and loss expenses recoverable	(1,646,432)	(238,086)	(440,189)
Paid loss recoveries	(1,573,272)	(1,493,492)	(1,130,423)
Net losses and loss expenses incurred	$8,001,920	$6,072,835	$4,766,200
The following table presents the net (favorable) adverse prior year loss development of the Company's loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in thousands)	2017	2016	2015
Insurance segment	$(41,759)	$(91,459)	$(65,030)
Reinsurance segment	(106,011)	(210,083)	(241,600)
Total	$(147,770)	$(301,542)	$(306,630)

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The significant developments in prior year loss reserve estimates for each of the years indicated within the Company's Insurance and Reinsurance segments are discussed below.
Insurance Segment
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015
Property	$96,383	$(38,078)	$(6,534)
Specialty	(4,474)	(5,658)	(93,043)
Professional	(9,569)	10,897	5,740
Casualty and other	(124,099)	(58,620)	28,807
Total	$(41,759)	$(91,459)	$(65,030)
Net favorable prior year reserve development of $41.8 million for the year ended December 31, 2017 for the Insurance segment. This amount differs from the implied change in ultimate losses that can be calculated from the above triangles because the triangles exclude accident years prior to 2007 as well as minor business and, as noted earlier, utilize a different approach for handling foreign exchange. The total net prior year development of $41.8 million was driven by the following:

•
For property lines, net prior year development was $96.4 million unfavorable. This was driven by adverse attritional loss experience on the 2015 and 2016 underwriting years within the London wholesale property book, which led to strengthening of $62.2 million. In addition, significant large loss experience primarily on 2016 losses on the energy property book resulted in strengthening of $39.9 million.

•
For specialty lines, net prior year development was $4.5 million favorable. This was driven by better than expected attritional loss experience in aerospace. This was partially offset by worse than expected large loss experience in more recent years in the crisis management and political risk & trade credit portfolios.

•
For professional lines, net prior year development was $9.6 million favorable. This was driven by releases of favorable experience in the core standard commercial portfolio in North America on the 2014 and prior exposure years. This was partially offset by strengthening in the professional select miscellaneous error and omissions portfolio and by strengthening in the international financial lines management liability book due to significant large loss experience primarily in 2014 and 2015 exposure years.

•
For casualty and other lines, net prior year development was $124.1 million favorable. This was driven by consistent benign experience on a mature North America casualty portfolio resulting in releases of $64.7 million, as well as reductions to reflect better than expected loss experience reported on North America construction and global risk management. This was partially offset by strengthening to reflect worse than expected loss experience reported on the excess and surplus business.

Net favorable prior year reserve development totaled $91.5 million for the Insurance segment for the year ended December 31, 2016. Casualty benefited from release in international casualty primarily to reflect better than expected loss experience reported on the general and professional liability portfolios, predominantly on the 2011 and prior years. Better than expected loss experience reported for both catastrophe and non-catastrophe exposures led to release in property. Significant large loss activity on the international financial lines management liability book led to strengthening in professional.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands)	2017	2016	2015
Property and Other Short-Tail Lines	$(140,771)	$(134,440)	$(173,754)
Casualty and Other Long-Tail Lines	34,760	(75,643)	(67,846)
Total	$(106,011)	$(210,083)	$(241,600)
Net favorable prior year reserve development for the year ended December 31, 2017 totaled $106.0 million for the Reinsurance segment. This amount differs from the implied change in ultimate losses that can be calculated from the above triangles because the triangles exclude accident years prior to 2007 as well as minor business and, as noted earlier, utilize a different approach for handling foreign exchange. The total net prior year development of $106.0 million was attributable to the following:

•	Net favorable prior year development for the short-tail lines totaled $140.8 million. Details of the significant components are as follows:

◦
For property catastrophe lines, net prior year development was $63.0 million favorable. This was mainly to releases from our reserves for older catastrophes losses and better than expected experience on attritional losses.

◦
For property other lines, net prior year development was $63.1 million favorable. This was mainly driven by favorable experience on older catastrophes and large losses and better than expected experience on attritional losses.

◦
For specialty lines, net prior year development was $14.6 million favorable. This was mainly due to favorable catastrophe and large loss experience and better than expected development on attritional losses. This was partially offset by strengthening on one large loss in the aviation book.

•	Net unfavorable prior year development for the long-tail lines totaled $34.8 million. Details of the significant components are as follows:

◦
For casualty lines, net prior year development was $46.3 million unfavorable primarily due to the change in the Ogden discount rate from 2.5% to negative 0.75% and unfavorable development on large losses.

◦
For other lines, net prior year development was $11.6 million favorable largely due to better than expected experience on attritional losses, mainly on the credit and surety book and on the whole account book.

Net favorable prior year reserve development totaled $210.1 million for the year ended December 31, 2016. The short-tail lines benefited from $25.6 million in favorable development from property other lines, $76.6 million favorable development in property catastrophe lines and $32.2 million in favorable development within specialty lines. The release in long tail lines was due to favorable development of $65.5 million and $10.0 million in casualty and other, respectively.
Net favorable prior year reserve development totaled $241.6 million for the year ended December 31, 2015. The short-tail lines benefited from $88.9 million in favorable development from property other lines, $50.3 million favorable development in property catastrophe lines and $34.6 million in favorable marine and aviation development. The release in long-tail lines was due to favorable development of $40.1 million and $27.8 million in casualty and other, respectively.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company's historical results.
(c) Loss Reserve Discounting
Except for certain workers' compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, the Company does not discount its unpaid losses and loss expenses.
The Company utilizes tabular reserving for workers' compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 3.75% in 2017 and 2016. The interest rate approximates the implied return on the market-based assets supporting the expected cash flows of our liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2017 and 2016 on an undiscounted basis were $762.8 million and $727.4 million, respectively. The aggregate discount for the time value of money deducted to derive the liability for unpaid losses and loss expenses were $295.8 million and $287.7 million at December 31, 2017 and 2016, respectively. The related discounted unpaid losses and loss expenses were $467.0 million and $439.7 million at December 31, 2017 and 2016, respectively. The interest accretion related to the unwind of the discounted reserves was $19.2 million and $18.6 million during the years ended December 31, 2017 and 2016, respectively. This interest accretion was recorded in the incurred loss line as adverse prior year development.
The Company records a specific reserve allowance for Periodical Payment Orders ("PPOs") related to bodily injury liability claims. This allowance includes the unpaid losses for claims already settled and notified as PPOs at December 31, 2017, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses was discounted using an interest rate of 2% at both December 31, 2017 and 2016. Unpaid losses and loss expenses, net of reinsurance, at December 31, 2017 and 2016 on an undiscounted basis were $269.9 million and $281.6 million, respectively. The aggregate discount for the time value of money deducted to derive the liability for the unpaid losses and loss expenses were $119.7 million and $125.9 million at December 31, 2017 and 2016. After discounting the future care element, the unpaid losses and loss expenses were $150.2 million and $155.7 million at December 31, 2017 and 2016, respectively. The decrease in the net undiscounted unpaid losses and loss expenses between December 31, 2017 and 2016 is mainly due to foreign exchange rate movements. The interest accretion related to the unwind of the discounted reserves was $2.8 million during the calendar years ended December 31, 2017 and 2016. This interest accretion was recorded in the incurred loss line as adverse prior year development.
(d) Discontinued Asbestos and Run-Off Environmental Related Claims
The Company's reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental related claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims. The Company's reserving and exposures to environmental liability business currently written within the Casualty underwriting division are not included in this note, which only relates to specific discontinued and/or run-off coverages that were not originally written specifically to cover environmental hazards.
The Company's exposure to discontinued asbestos and run-off environmental related claims arises from the following four sources:

(1)
Reinsurance contracts written, both on a proportional and excess basis, after 1972. The Company discontinued writing contracts with these exposures in 1985. Business written was across many different policies, each with a relatively small contract limit. The Company's reported asbestos claims relate to both traditional products and premises and operations coverage.

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

A reconciliation of the opening and closing unpaid losses and loss expenses related to discontinued asbestos and run-off environmental exposure claims for the years indicated is as follows:

Year ended December 31, (U.S. dollars in thousands)	2017	2016	2015
Net unpaid losses and loss expenses at beginning of year	$92,834	$93,704	$81,416
Net incurred losses and loss expenses	(175)	9,042	15,663
Less net paid losses and loss expenses	5,178	9,912	9,087
Net increase (decrease) in unpaid losses and loss expenses	$(5,353)	$(870)	$6,576
Acquired reserves	—	—	5,712
Net unpaid losses and loss expenses at end of year	87,481	92,834	93,704
Unpaid losses and loss expenses recoverable at end of year	83,305	83,430	93,688
Gross unpaid losses and loss expenses at end of year	$170,786	$176,264	$187,392
Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $51.3 million, $60.3 million and $65.1 million at December 31, 2017, 2016 and 2015, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.
At December 31, 2017, the Company had 2,176 open claim files for potential discontinued asbestos claims exposures and 435 open claim files for potential run-off environmental claims exposures. Approximately 37%, 34% and 32% of the open claim files are due to precautionary claim notices in 2017, 2016 and 2015, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The increase in total open claim files during 2015 was largely due to the Catlin Acquisition, as noted above.
The development of the number of open claim files for potential discontinued asbestos and run-off environmental claims, including precautionary claims, is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2014	1,399	459
New claims reported in 2015	272	67
Claims resolved in 2015	(246)	(96)
Reserves acquired in 2015	1,166	—
Total number of claims outstanding at December 31, 2015	2,591	430
New claims reported in 2016	579	69
Claims resolved in 2016	(753)	(41)
Reserves acquired in 2016	—	—
Total number of claims outstanding at December 31, 2016	2,417	458
New claims reported in 2017	435	24
Claims resolved in 2017	(676)	(47)
Total number of claims outstanding at December 31, 2017	2,176	435
The Company's reserving process includes an ongoing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and IBNR claims.
The estimation of loss and loss expense liabilities for discontinued asbestos and run-off environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretations and application of insurance and reinsurance coverage and liability; (ii) the lack of reliable available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company's net unpaid loss and loss expense reserves related to discontinued asbestos and run-off environmental exposures are less than 1% of the total net reserves at December 31, 2017 and 2016, further adverse development is not expected to be material to the Company's overall net loss reserves. The Company believes it has made

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

reasonable provisions for its discontinued asbestos and run-off environmental exposures and is unaware of any specific issues that would significantly affect its estimate of loss and loss expenses.
11. Future Policy Benefit Reserves
Net future policy benefit reserves are comprised of the following:

As of December 31 (U.S. dollars in thousands)	2017	2016
Traditional Life	$756,470	$737,252
Annuities	2,854,456	2,768,795
Gross future policy benefit reserves	$3,610,926	$3,506,047
Reinsurance recoverable - GreyCastle Life Retro Arrangements	(3,191,584)	(3,072,615)
Reinsurance recoverable - U.S. Term Life Retro Arrangements	(242,762)	(270,238)
Reinsurance recoverable - Other life retrocessions	(8,321)	(10,997)
Net future policy benefit reserves	$168,259	$152,197
The Company entered into long duration contracts that subject the Company to mortality and morbidity risks and that were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.0% at December 31, 2017 and 2016.
Under the terms of the transaction described in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," the Company has reinsured $3.2 billion and $3.1 billion at December 31, 2017 and 2016, respectively, of its future policy benefit reserves under the GreyCastle Life Retro Arrangements. The Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the contractual right of offset, the funds withheld liability owing to GCLR is recorded net of future policy benefit reserves recoverable, and is included within "Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)" on the Consolidated Balance Sheets, and is comprised of the following at December 31, 2017 and 2016:

(U.S. dollars in thousands)	2017	2016
Assets held on a funds withheld basis relating to the GreyCastle Life Retro Arrangements	$4,190,803	$4,071,583
Reinsurance recoverable from GCLR	(3,191,584)	(3,072,615)
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable)	$999,219	$998,968
The Company has also reinsured an additional $242.8 million and $270.2 million at December 31, 2017 and 2016, respectively, of its U.S. Term Life future policy benefit reserves ("U.S. Term Life Retro Arrangements"). The Company continues to own, on a funds withheld basis, assets supporting the U.S. Term Life Retro Arrangements. Based upon the contractual right of offset, the funds withheld liability is recorded net of future policy benefit reserves recoverable, and is included within "Reinsurance balances payable" on the Consolidated Balance Sheets.
12. Reinsurance
The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company's reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers, and reinsurance recoverables are recorded as assets. The purchase of reinsurance does not relieve the Company of its obligation to policyholders. Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally with a financial strength rating of "A" or better. The Company considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company's general policy on a case-by-case basis.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The effect of reinsurance and retrocessional activity on premiums written and earned from property and casualty operations is shown below:

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Direct	$8,965,259	$9,166,627	$7,847,236	$9,078,575	$9,142,690	$7,717,173
Assumed	5,787,313	4,458,981	2,821,771	4,903,909	4,074,817	3,465,421
Ceded	(4,084,148)	(3,394,972)	(2,780,183)	(3,658,206)	(3,451,620)	(3,018,410)
Net	$10,668,424	$10,230,636	$7,888,824	$10,324,278	$9,765,887	$8,164,184
The Company recorded reinsurance recoveries on losses and loss expenses incurred of $3.2 billion, $1.7 billion and $1.6 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table presents a summary of total reinsurance assets for the years ended December 31, 2017 and 2016:

(U.S. dollars in thousands)	2017	2016
Unpaid losses and loss expenses recoverable - P&C Operations	$7,239,446	$5,480,300
Unpaid losses and loss expenses recoverable - Corporate and Other	8,277	10,997
Total unpaid losses and loss expenses recoverable	7,247,723	5,491,297
Reinsurance balances receivable	930,114	577,479
Ceded unearned premiums	2,198,217	1,687,864
Total reinsurance assets	$10,376,054	$7,756,640
The table above excludes a combined $3.2 billion and $0.2 billion of the Company's future policy benefit reserve recoverables under the GreyCastle Life Retro Arrangements and U.S. Term Life Retro Arrangements, as defined in Note 11, "Future Policy Benefit Reserves," respectively, and are also excluded from the remainder of this disclosure.
Reinsurance assets include amounts recoverable from reinsurers on both paid and unpaid losses and loss expenses which are contractual rights subject to credit risk. Amounts recoverable on unpaid losses and loss expenses will not be due for collection until sometime in the future. Economic conditions and operational performance of a particular reinsurer may impact its ability to fully meet these obligations. As such, the collectibility of such amounts requires significant estimation by the Company.
The provision for uncollectible reinsurance on unpaid losses and loss expenses recoverable is established principally based on an analysis of reinsurer credit quality, using default factors derived from reinsurer financial strength ratings. This analysis contemplates collateral in place, which is generally limited to assets held in trust, letters of credit and funds held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $6.7 billion and $4.1 billion at December 31, 2017 and 2016, respectively, collateralizing reinsurance recoverables with respect to certain reinsurers.
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
The following table presents a summary of the Company's allowance for uncollectible reinsurance at December 31, 2017 and 2016:

(U.S. dollars in thousands)	2017	2016
Allowance relating to unpaid losses and loss expenses recoverable	$41,103	$42,119
Allowance relating to reinsurance balances receivable	22,733	20,710
Total allowance for uncollectible reinsurance	$63,836	$62,829

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

At December 31, 2017 and 2016, approximately 95.6% and 95.4%, respectively, of the total reinsurance assets, net of collateral held, was due from reinsurers with a financial strength rating of "A" or better. The following table sets forth the ratings profile of the Company's reinsurers at December 31, 2017:

Reinsurer Financial Strength Rating	% of Total
AAA	—%
AA	37.0%
A	58.6%
BBB	0.5%
BB and below	0.7%
Captives	3.1%
Not Rated	0.1%
Total	100.0%
The following is an analysis of the total reinsurance assets, net of collateral held, at December 31, 2017, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Co.	AA-/Stable	10.5%
Lloyd's Syndicates	A+/Negative	7.4%
Arch Reinsurance Company	A+/Negative	7.3%
Transatlantic Reinsurance Company	A+/Stable	5.1%
AXIS Reinsurance Co.	A+/Negative	5.0%
Endurance Assurance Corporation	A/Positive	4.3%
Hannover Rueck SE	AA-/Stable	3.5%
National Indemnity Company	AA+/Negative	3.1%
Swiss Reinsurance Co.	AA-/Stable	3.1%
Everest Reinsurance (Bermuda) Ltd.	A+/Stable	3.0%
13. Deposit Liabilities
The Company has entered into certain insurance and reinsurance policies that transfer insufficient risk under GAAP to be accounted for as insurance or reinsurance transactions and are recognized as deposits. These structured P&C agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 4, "Investments," for further information relating to the Company's net investment income as well as realized and unrealized investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company's actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received.
At December 31, 2017 and 2016, total deposit liabilities were $1.0 billion and $1.1 billion, respectively. For the years ended December 31, 2017, 2016 and 2015, interest expense of $25.3 million, $39.7 million and $42.2 million, respectively, was recorded related to the accretion of deposit liabilities.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

14. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt as of December 31, 2017 and 2016:

(U.S. dollars in thousands)	2017	2016
	Outstanding (1)	Outstanding (1)
Debt Issuance:
$300 million, 2.30% Senior Notes due December 2018	$299,357	$298,686
$400 million, 5.75% Senior Notes due October 2021	398,384	397,953
$350 million, 6.375% Senior Notes due November 2024	349,248	349,139
$500 million, 4.45% Subordinated Notes due March 2025	494,138	493,329
$325 million, 6.25% Senior Notes due May 2027	323,531	323,375
$300 million, 5.25% Senior Notes due December 2043	296,560	296,427
$500 million, 5.5% Subordinated Notes due March 2045 (2)	472,832	488,768
€500 million, 3.25% Subordinated Notes due June 2047 (3)	586,719	—
Total debt carrying value	$3,220,769	$2,647,677

_______________
(1)    "Outstanding" data represent December 31, 2017 and December 31, 2016 accreted values.

(2)	On July 7, 2017, the Company repurchased and canceled $16.7 million of the original debt issuance. See below for further details.

(3)
This issuance carried a fixed coupon of 3.25% for a period of ten years, then a floating rate of three-month EURIBOR plus 2.90% from (and including) June 29, 2027 through maturity. The outstanding amount is subject to movement due to foreign exchange.

All outstanding debt of the Company at December 31, 2017 and 2016, which is identified in the table above, was issued by XLIT. XLIT's outstanding debt, other than the Senior Notes due 2024 and due 2027, are listed on the NYSE and are fully and unconditionally guaranteed by XL Group. See Note 26, "Guarantor Financial Information," for condensed comparative financial information of XL Group and XLIT for the periods ended December 31, 2017 and December 31, 2016.
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
On March 30, 2015, XLIT issued $500 million of subordinated notes due March 2025, with a fixed coupon of 4.45%, at 99.633% of the face amount and net proceeds were $492.2 million. Related expenses of the offering amounted to approximately $5.9 million. These costs were deferred and are being amortized over the term of the subordinated notes.
On March 30, 2015, XLIT issued $500 million of subordinated notes due March 2045, with a fixed coupon of 5.5%, at 99.115% of the face amount and net proceeds were $488.4 million. Related expenses of the offering amounted to approximately $7.2 million. These costs were deferred and are being amortized over the term of the subordinated notes.
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

•
Variable rate unsecured subordinated notes in the amounts of $31 million, $10 million and €11 million due September 2036, issued by Catlin Underwriting, in July 2006. The notes were subordinated to the claims of all senior creditors, as defined in the agreement governing the notes. The notes paid interest at a floating rate based on the rate on three-month deposits in U.S. dollars plus a margin of 310 basis points, 300 basis points and 300 basis points, respectively. Interest was payable quarterly in arrears.

As a result of the Allied Acquisition described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition" the Company assumed, and subsequently redeemed on June 15, 2016, $8.2 million of trust preferred securities, which bore interest at three-month LIBOR plus 3.75%.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

On June 29, 2017, XLIT issued €500 million ($568.8 million) of fixed to floating rate subordinated notes due June 2047, with a fixed coupon of 3.25% for a period of ten years, then a floating rate of three-month EURIBOR plus 2.90% thereafter. The notes were issued at 99.054% of the face amount and net proceeds were $558.3 million. Related expenses of the offering amounted to approximately $10.5 million. These costs were deferred and are being amortized over the expected life of the subordinated notes.
On July 7, 2017, the Company repurchased through a tender offer and canceled $16.7 million outstanding 5.5% Subordinated Notes due 2045 issued by XLIT with a net carrying value of $16.3 million for $17.9 million, inclusive of transaction costs. As a result of this repurchase, the Company recorded a loss of approximately $1.6 million through "(Gain) loss from the early extinguishment of debt" and interest expense of $0.3 million in the Consolidated Statements of Income.
XLIT and the Company were in compliance with all applicable covenants at December 31, 2017 and 2016.
(b) Letter of Credit ("LOC") Facilities and Other Sources of Collateral
The Company has several credit facilities provided on both syndicated and bilateral bases from commercial banks. As described in more detail below, the Company may utilize the full capacity of these credit facilities to issue LOC in support of non-admitted insurance and reinsurance operations in the U.S., and to meet capital requirements at Lloyd's. Alternatively, under certain of the credit facilities, the Company instead may elect to utilize a stated portion of such facilities' capacity for revolving loans to support other operating or financing needs, which would reduce the amount available for LOC. XL Group and several of its wholly-owned subsidiaries provide guarantees, on a joint and several basis, for obligations of the Company under certain of these facilities.
The following table presents the Company's ten and nine unsecured LOC facilities and revolving credit facilities at December 31, 2017 and December 31, 2016, respectively:

(U.S. dollars in thousands)	December 31, 2017		December 31, 2016
Facility Name:	Commitment	In Use/ Outstanding	Commitment	In Use/ Outstanding
2015 Citi Facility	$—	$—	$250,000	$245,000
Goldman Facility	—	—	200,000	200,000
2016 Credit Agricole Facility I	125,000	125,000	125,000	125,000
2016 Credit Agricole Facility II	125,000	125,000	125,000	125,000
2017 Commonwealth Bank Facility	215,000	215,000	—	—
2017 Credit Suisse Facility	100,000	100,000	—	—
FAL Facility I	125,000	125,000	125,000	125,000
FAL Facility II	125,000	125,000	125,000	125,000
FAL Facility III	125,000	125,000	125,000	125,000
FAL Facility IV	125,000	125,000	125,000	125,000
Syndicated Unsecured Facility	750,000	2,000	750,000	—
2017 Commerzbank Facility	100,000	100,000	—	—
Total unsecured LOC facilities	$1,915,000	$1,167,000	$1,950,000	$1,195,000
Facilities collateralized by certain investment assets	1,477,986	1,382,226	2,041,687	1,150,293
Total LOC facilities	$3,392,986	$2,549,226	$3,991,687	$2,345,293

Percentage of facilities collateralized by certain investment assets		54.2%		48.6%

Certain credit facilities permit the Company to utilize up to $750.0 million and $1.0 billion as of December 31, 2017 and December 31, 2016, respectively, for revolving loans to support general operating and financing needs. At December 31, 2017 and December 31, 2016, $2.0 million and $245.0 million, respectively, were utilized under these facilities to issue letters of credit, leaving $748.0 million and $755.0 million, respectively, available to support other operating and financing needs.
Funds at Lloyd's
In November 2015, we entered into four bilateral unsecured credit agreements, each providing for $125 million of letters of credit for Funds at Lloyd's purposes (FAL Facility I, FAL Facility II, FAL Facility III, and FAL Facility IV, collectively the "FAL Facilities") for an aggregate amount of $500 million. Each of the FAL Facilities expires in 2019. The FAL Facilities replaced four unsecured bilateral facilities available for utilization by Catlin Insurance Company Ltd. ("Catlin-Bermuda") for Funds at Lloyd's purposes that we terminated in November 2015.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
Credit Agricole Facilities
In November and December of 2016, we entered into two credit agreements with Credit Agricole Corporate and Investment Bank ("Credit Agricole Facility I" and "Credit Agricole Facility II," respectively, and collectively, the "Credit Agricole Facilities").  Each credit agreement provides for the issuance of letters of credit in an amount up to $125 million.  The commitments under the Credit Agricole Facilities expire on, and such facilities are available until, the earlier of (i) December 15, 2019, provided that, if neither the Company nor the lender provides notice to the other not more than 90 days, but at least 30 days, prior to such date, the commitment termination date will be extended to December 15, 2020, and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
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
Insurance Trusts and other matters
In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities may be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company and may be renewed with materially different terms and conditions. In the event that such credit support is insufficient, the Company could be required to

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company's investment portfolio or funds withheld using the Company's cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.
The majority of the Company's bank facilities, indentures and other documents relating to the Company's outstanding indebtedness (collectively, the "Company's Debt Documents"), which are described above, contain cross acceleration or cross default provisions to each other and the Company's Debt Documents contain affirmative and negative covenants as well as certain customary events of default. These covenants provide for, among other things, a maximum ratio of total consolidated debt plus consolidated net worth. Generally, each of the Company's Debt Documents provide for an event of default in the event of bankruptcy, insolvency or reorganization of the Company, and the majority of the Company's bank facilities provide an event of default if there is a change of control in the Company.
Given that many of the Company's Debt Documents contain cross acceleration or cross default provisions, a default by one of these subsidiaries may result in all holders declaring their debt due and payable and accelerating all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.
15. Related Party Transactions
(a)    Investment Manager Affiliates
At December 31, 2017 and 2016, the Company owned minority stakes in three and four independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management fees and, in some instances, performance fees to the Company's Investment Manager Affiliates. In addition, at December 31, 2017 and 2016, the Company owned a minority stake in an independent firm that provides technology and other services to alternative asset managers and allocators. The Company's interest in this enterprise is reported as an Investment Manager Affiliate, and the Company pays fees to this Investment Manager Affiliate in exchange for it providing its services to the Company. Investment Manager Affiliate results are reported in the Consolidated Statements of Income as "Income (loss) from operating affiliates." See Note 5, "Investments in Affiliates," included herein, for further information.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its insurance affiliates, or their subsidiaries. During the years ended December 31, 2017, 2016 and 2015, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below.

(U.S. dollars in thousands)	2017	2016	2015
Reported net premiums	$128,148	$94,358	$42,042
Reported net losses	$97,759	$44,728	$13,246
Reported net acquisition costs	$51,917	$39,131	$14,682
Results through April 1, 2015 include amounts under an assumed reinsurance contract with a wholly-owned subsidiary of ARX, an insurance operating affiliate of the Company through that date. The Company disposed of its investment in ARX on April 1, 2015, and thus, after that date, all amounts under this contract are no longer reported as related party transactions. See Note 2(g), "Acquisitions and Disposals - Sale of Operating Affiliate."
(c)    New Ocean
Commencing in 2014, several of the Company's wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean Capital Management ("New Ocean"), as discussed in Note 16, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements, while investment advisory services are provided by New Ocean. During the year ended December 31, 2017, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(d)    XL Innovate
In April 2015, the Company announced the creation and sponsorship of the XL Innovate Fund, LP ("XL Innovate"), a venture capital initiative with a strategic focus on developing new capabilities in the insurance sector. The majority of XL Innovate's initial capital was financed by the Company. XL Innovate primarily seeks investments in equity positions of entities that provide new market opportunities for the Company throughout the world, striving to create partnerships outside of the traditional underwriting space to find ways to underwrite currently uninsured risks. The family trust of an employee of the Company owns a 5.21% non-controlling equity interest in XL Innovate. The employee serves as a member of the board of directors of both New Energy and XL Innovate, and maintains responsibility over the business generated by it. The underlying investments held by XL Innovate are reflected in the Company's Consolidated Financial Statements in accordance with the Accounting Policies provided in Note 1, "Significant Accounting Policies," based on the Company's level of investment in, and control over, such entities. Aside from investments made where the employee's family trust maintains non-controlling interest, there were no other material transactions between the Company and this employee for the year ended December 31, 2017.
16. Variable Interest Entities
At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company's business. Within its investment portfolio, the Company has holdings in hedge funds, private equity entities and other investment vehicles. A number of these vehicles are considered VIEs based on their legal form and the generally passive role of their investors. As the Company lacks the ability to control the activities that most significantly impact the economic performance of these VIEs, the Company is not considered the primary beneficiary and does not consolidate these entities. The activities of the entities are generally limited to holding investments. The exposure to loss from these investments is limited to the carrying value of the investments at the balance sheet date.
In 2013, the Company, along with other investors, formed New Ocean to act as an investment manager that focuses on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the Consolidated Financial Statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company during the current year. The equity interest attributable to third party investors in New Ocean recorded in the Company's Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.5 million and $1.0 million at December 31, 2017 and December 31, 2016, respectively.
After the establishment of New Ocean in 2013, the Company, along with other investors, formed a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the second quarter of 2014, the company formed another Bermuda-based investment company, New Ocean Market Value Cat Funds, Ltd. ("New Ocean MVCFL"), which is also considered a VIE under GAAP. New Ocean MVCFL primarily invests in insurance-linked securities, with a current focus on catastrophe bonds.
In 2014, New Ocean FCFL invested in a special purpose Bermuda reinsurer, Vector Reinsurance Ltd ("Vector Re"), which was formed for the purpose of underwriting collateralized excess-of-loss reinsurance with a focus on global property catastrophe risks. In the first quarter of 2015, New Ocean MVCFL also invested in Vector Re. Most of Vector Re's current underwriting activity relates to reinsurance business assumed from the Company's subsidiaries. Underwriting administration and claims services are provided to Vector Re by the Company under service fee contracts, while investment advisory services are provided by New Ocean.
The Company currently holds a controlling financial interests in New Ocean FCFL and New Ocean MVCFL, and by extension, Vector Re. Accordingly, the total net assets of New Ocean FCFL, New Ocean MVCFL and Vector Re are included in the Consolidated Financial Statements of the Company as noted below. The Company's shares of revenue and net income in these VIEs were not material to the Company for the year ended December 31, 2017. All inter-company transactions between the Company's entities have been eliminated in consolidation.

(U.S. dollars in thousands)	December 31, 2017	December 31, 2016
Total net assets	$242,605	$223,373
Non-controlling interest	134,139	112,081
Total net assets attributable to XL	$108,466	$111,292

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

17. Retirement Plans
The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.
(a) Defined contribution plans
The Company has qualified defined contribution plans that are managed externally and to which employees and the Company contribute a certain percentage of the employee's pensionable salary each month. The Company's contribution generally vests after an employee has been with the Company for five years. The Company's expenses for its qualified contributory defined contribution retirement plans were $73.5 million, $88.3 million and $87.5 million at December 31, 2017, 2016 and 2015, respectively.
(b) Defined benefit plans
The Company maintains defined benefit plans that cover certain employees as follows:
U.S. Plan
A qualified non-contributory defined benefit pension plan exists to cover a number of U.S. employees. The plan was curtailed in 2002 and was closed to new entrants at that time. Under the terms of the curtailment, existing plan participants were no longer entitled to earn additional defined benefits for future services performed after the curtailment date; however, accrued benefits are eligible for annual cost-of-living increases. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent that their benefits under the Company's qualified plan are curtailed due to IRS Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee's last ten years of employment.
In addition, pursuant to agreements entered into by the Company, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements at each of December 31, 2017 and 2016 was $2.4 million and $2.3 million respectively, representing the entire unfunded projected benefit obligations.
U.K. Plans
A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. Benefits are based on length of service and compensation as defined in the trust deed and rules. The pension liability recorded was $2.3 million and $4.1 million at December 31, 2017 and 2016, respectively, representing the entire unfunded projected obligation.
In connection with the Catlin Acquisition in 2015 the Company assumed additional assets and liabilities associated with a further U.K. defined benefit plan within Catlin. This plan has been closed to new members since 1993. The current membership consists only of pensioners and deferred members. Benefits are based on length of service and compensation.
Other European Plans
Certain contributory defined benefit pension plans exist in Germany which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements.
Other Plans
The Company also acquired certain defined benefit pension liabilities with the acquisition of XL GAPS in 2007. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Funded Status - All Plans
The funded status by geographical region of all the Company's retirement plans at December 31, 2017 and 2016 is as follows:

Funded Status (U.S. dollars in thousands)	2017	2016
U.S.	$(13,700)	$(14,093)
U.K.	1,606	(2,316)
Other European	(26,484)	(26,377)
Funded status – end of year	$(38,578)	$(42,786)
The status of all the Company's retirement plans at December 31, 2017, 2016 and 2015 is as follows:

Change in projected benefit obligation (U.S. dollars in thousands)	2017	2016	2015
Projected benefit obligation – beginning of year	$120,038	$122,165	$93,124
Projected benefit obligation assumed due to Catlin Acquisition	—	—	28,414
Service cost (1)	1,296	1,701	1,494
Interest cost	3,620	5,126	4,382
Actuarial (gain) / loss	(958)	7,948	2,821
Benefits and expenses paid	(5,831)	(5,977)	(3,747)
Foreign currency (gains) / losses	7,531	(10,248)	(4,047)
Settlements	(1,270)	(677)	(276)
Projected benefit obligation – end of year	$124,426	$120,038	$122,165
_______________

(1)	Service costs include cost of living adjustments on curtailed plans.

Change in plan assets (U.S. dollars in thousands)	2017	2016	2015
Fair value of plan assets – beginning of year	$77,252	$79,402	$49,281
Fair value of plan assets acquired due to Catlin Acquisition	—	—	33,131
Actual return on plan assets	7,900	8,499	(119)
Employer contributions	1,588	2,077	1,775
Benefits and expenses paid	(4,769)	(4,577)	(3,305)
Foreign currency gains / (losses)	3,877	(8,149)	(1,361)
Fair value of plan assets – end of year	$85,848	$77,252	$79,402
Funded status – end of year	$(38,578)	$(42,786)	$(42,763)
Accrued pension liability	$38,578	$42,786	$42,763
The components of the net benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows:

Components of net benefit cost (U.S. dollars in thousands)	2017	2016	2015
Service cost	$1,296	$1,701	$1,494
Interest cost	3,620	5,126	4,382
Expected return on plan assets	(3,522)	(4,357)	(3,903)
Amortization of net actuarial loss	2,158	1,705	1,617
Net benefit cost	$3,552	$4,175	$3,590
Assumptions - All Plans
Several assumptions and statistical variables are used in the models to calculate the expenses and liability related to the plans. The Company, in consultation with its actuaries, determines assumptions about the discount rate, the expected rate of return on plan assets and the rate of compensation increase. The table below includes disclosure of these rates on a weighted-average basis, for the years ended December 31, 2017 and 2016 as indicated:

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017			2016
	U.S. Plans	U.K. Plans	Other European Plans	U.S. Plans	U.K. Plans	Other European Plans
Net Benefit Cost – Weighted-average assumptions
Discount rate	4.04%	2.56%	2.00%	4.25%	2.74%	1.33%
Expected long-term rate of return on plan assets	6.00%	2.57%	N/A	6.00%	2.77%	N/A
Rate of compensation increase	N/A	3.51%	2.50%	N/A	3.62%	2.50%
Benefit Obligation – Weighted-average assumptions
Discount rate	3.49%	2.56%	2.00%	4.04%	2.76%	1.33%
Rate of compensation increase	N/A	3.51%	2.50%	N/A	3.62%	2.50%
The expected long-term rate of return assumption is determined by adding expected inflation to the expected long-term real rates of various asset classes taking into account expected volatility and correlation between the various asset classes.
Plan Assets - All Plans
The U.S. Plan assets at December 31, 2017 and 2016 consist of three mutual funds. The first fund seeks long-term capital appreciation by investing in both other equity mutual funds and direct equity securities, with a focus on companies in the U.S., other developed countries and emerging markets. While the fund primarily invests in large companies, it may have exposure to companies in all market capitalization ranges.
The second fund invests primarily in U.S. government, U.S. government agency, and investment grade corporate bonds. The fund employs a high total investment return through a combination of current income and capital appreciation.
The third fund seeks to outperform longer-duration benchmarks without excess volatility through investing primarily in long-duration, investment-grade corporate and sovereign bonds.
The fair value of the U.S. Plan assets at December 31, 2017 and 2016 was $42.7 million and $38.7 million, respectively. As the investments of the retirement plan are mutual funds, they fall within Level 1 in the fair value hierarchy. The inputs and methodologies used in determining the fair value of these assets are consistent with those used to measure our assets as set out in Note 8, "Fair Value Measurements."
The U.K. pension plan assets, including those acquired as part of the Catlin Acquisition, are held in a separate trustee-administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the plans' assets and the fair value of each major category of plan assets at December 31, 2017 and 2016, as well as the potential returns of the different asset classes. The totals of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets. The assets in the plans and the expected rates of return were as follows:

(U.S. dollars in thousands, except percentages)	Expected Return on Assets for 2017	Fair Value at December 31, 2017	Expected Return on Assets for 2016	Fair Value at December 31, 2016
Equities and growth funds	5.6%	$11,035	5.7%	$9,122
Gilts	1.9%	15,785	2.4%	15,459
Corporate bonds	2.6%	16,021	3.3%	13,850
Other (cash)	0.5%	320	0.5%	89
Total market fair value of assets		$43,161		$38,520
As the remaining other European plans are unfunded, they held no plan assets at December 31, 2017 and 2016.
Funding / Expected Cash Flows - U.S. Plan
Under the U.S. defined benefit plans, the Company's policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the projected unit credit cost method and different actuarial assumptions than those used for pension expense purposes. The Company's funding policy provides that contributions to the plan shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended by the Pension Protection Act of 2006. During the fiscal year beginning January 1, 2018, the U.S. defined benefit plans expect to make contributions of $1.4 million.
The estimated future benefit payments with respect to the U.S. defined benefit pension plans are as follows:

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	Retirement Plan	Benefits Equalization Plan	Total
2018	$1,106	$354	$1,460
2019	$1,248	$452	$1,700
2020	$1,397	$469	$1,866
2021	$1,690	$504	$2,194
2022	$1,800	$536	$2,336
2023-2027	$11,560	$2,939	$14,499
Funding - U.K. Plans
The Company's U.K. plan administered for employees who joined prior to the Catlin Acquisition is subject to triennial funding valuations, the most recent of which was conducted as of June 30, 2015 and was reported in 2016. The $1.0 million deficit (calculated on a realistic basis) is being funded over a 4-year period.
With respect to the U.K. plan assumed as part of the Catlin Acquisition, the most recent funding valuation was prepared as at October 1, 2016. No contributions were required following that valuation. During 2018, it is expected that no contributions will be paid to the plan.
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
The areas where significant concentrations of credit risk may exist include total reinsurance assets as noted in Note 12, "Reinsurance," and in the investment fixed income portfolio.
Reinsurance Assets
The Company's reinsurance assets result from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.
Fixed Income Portfolio
The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of the Company's shareholders' equity at December 31, 2017 and 2016. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but do include covered bonds.
Broker credit risk
In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2017, 2016 and 2015, P&C gross written premiums generated from or placed by the below companies individually accounted for more than 10% of the Company's consolidated gross written premiums from P&C operations, as follows:

Percentage of consolidated gross written premiums from P&C operations	2017	2016	2015
AON Corporation and subsidiaries	17%	18%	18%
Marsh & McLennan Companies	18%	18%	19%
Willis Group and subsidiaries	10%	11%	13%

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

These brokers are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from P&C operations in any of the three years ended December 31, 2017, 2016 and 2015.
(b) Other Investments
The Company has committed to invest in certain private equity and private credit limited partnerships, limited liability companies or similar structures. At December 31, 2017, the Company had unfunded commitments with these entities totaling $82.6 million over a weighted average period of 6.5 years.
(c) Investments in Affiliates
The Company has committed to invest in certain private equity and private credit limited partnerships, limited liability companies or similar structures where it accounts for its holdings in these structures under the equity method. At December 31, 2017, the Company had unfunded commitments with these entities totaling to $308.0 million over a weighted average period of 5.1 years.
(d) Properties
The Company rents space for certain of its offices under leases that expire through 2031. Total rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $76.3 million, $68.0 million and $71.1 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2018	$74,765
2019	65,903
2020	59,328
2021	54,624
2022	45,630
2023-2031	68,202
Total minimum future rentals	$368,452
In 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset net of accumulated depreciation, of $55.7 million and $55.5 million, a capital lease liability of $94.2 million and $89.9 million, and a deferred gain liability of $16.9 million, for both periods, related to the sale and leaseback, at December 31, 2017 and 2016, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments annually for the next five years are noted in the following table, as well as the aggregate for beyond five years. The total future minimum lease payments in the aggregate are expected to be $133.4 million.

Year Ended December 31, (U.S. dollars in thousands)
2018	$11,269
2019	11,551
2020	11,840
2021	12,136
2022	12,439
2023-2028	74,142
Total minimum future lease payments	$133,377
(e) Tax Matters
XL Group is a Bermuda exempted company and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities that constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code ("IRS Code"), regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such businesses would be considered to be attributable to a "permanent establishment" in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on their respective taxable income that is effectively connected with their U.S. trade or business plus an additional "branch profits" tax (at a rate as high as 30%) on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company's results of operations and financial position.
(f) Letters of Credit
At December 31, 2017 and 2016, $2.5 billion and $2.3 billion of letters of credit were outstanding, of which 54.2% and 48.6%, respectively, were collateralized by the Company's investment portfolios, primarily supporting U.S. non-admitted business and the Company's Lloyd's syndicates' capital requirements.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at December 31, 2017.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at December 31, 2017, no such disclosures were considered necessary.
(h) Financial Guarantee Exposures
In February 2017, the Company negotiated the termination of its final outstanding financial guarantee contracts. These contracts provided credit support for a variety of collateral types, including some issued by European financial institutions. The Company will not recognize any financial costs or any security valuation losses as a result of these terminations.
19. Share Capital
(a) Authorized and Issued
As a result of the Redomestication discussed in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," prior to July 25, 2016, share information relates to the ordinary shares of XL-Ireland and its consolidated subsidiaries. On and subsequent to July 25, 2016, share information relates to the common shares of XL Group and its consolidated subsidiaries.
The authorized share capital of XL Group is $9,999,900, divided into: (i) 500,000,000 common shares, par value $0.01 per share and (ii) 499,990,000 shares, par value $0.01 per share. Holders of common shares are entitled to one vote for each share.
In connection with the Catlin Acquisition described in Note 2(f), "Acquisitions and Disposals - Catlin Acquisition," the Company issued 49.9 million ordinary shares of XL-Ireland to Catlin shareholders, which had an aggregate value as of the Acquisition Date of $1.85 billion.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Common Shares
The following table is a summary of common shares issued and outstanding:

(in thousands)	2017	2016	2015
Balance – beginning of year	266,889	294,745	255,183
Exercise of options	1,827	802	480
Net issuance of restricted shares	1,138	1,598	1,581
Share buybacks (1)	(13,820)	(30,256)	(12,434)
Issuance of shares	—	—	49,935
Balance – end of year	256,034	266,889	294,745
____________

(1)
Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company's equity compensation programs.

Buyback of Ordinary and Common Shares
On May 13, 2016, XL-Ireland announced that its Board of Directors approved a share buyback program that authorizes the purchase of up to $1.0 billion of XL-Ireland shares (the "May 2016 Program"). As a result of the Redomestication, XL Group assumed the May 2016 Program. Prior to the cancellation and replacement of this program as noted below, during the year ended December 31, 2017, the Company purchased and canceled 2.6 million XL Group shares under the May 2016 Program for $100.0 million.
On February 17, 2017, XL Group announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL Group shares (the "February 2017 Program"). This authorization also canceled approximately $349.0 million remaining under the May 2016 Program. During the year ended December 31, 2017, the Company purchased and canceled 11.2 million shares under the February 2017 Program for $470.9 million. At December 31, 2017, $529.1 million remained available for purchase under the February 2017 Program.
Other share buybacks, primarily for purposes of settling employee withholding taxes incurred in connection with the vesting of share-based compensation awards, amounted to $0.7 million for the year ended December 31, 2017. In total, the Company purchased and canceled 13.8 million XL Group shares, for $571.6 million during the year ended December 31, 2017.
All share buybacks were carried out in accordance with applicable law, including prior to July 25, 2016 by way of redemption in accordance with Irish law. All shares so redeemed were canceled upon redemption.
(b) Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D Preference Ordinary Shares and Series E Preference Ordinary Shares discussed in this section were issued by XLIT and do not represent share capital of XL Group. XL Group has no preferred shares outstanding and has never issued any preferred shares.
Series D Preference Ordinary Shares
On October 15, 2011, XLIT issued $350 million Series D Preference Ordinary Shares. Dividends on the Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference.
On July 7, 2017, the Company repurchased through a tender offer and canceled 27,205 of the outstanding Series D Preference Ordinary Shares of XLIT ("Series D Preference Shares") with a net carrying value of $27.1 million for $25.8 million, inclusive of transaction costs and other consideration. Additionally, on August 23, 2017, the Company repurchased through private placement an additional 30,652 of the outstanding Series D Preference Shares with a net carrying value of $30.6 million for $29.5 million, inclusive of transaction costs and other consideration. As a result of these repurchases, the Company recorded a gain of $2.4 million through "Non-controlling interests" in the Consolidated Statements of Income.
Series E Preference Ordinary Shares
On March 15, 2007, XLIT issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference value of $1,000 per share (the "Series E Preference Ordinary Shares"). The Series E Preference Ordinary Shares are perpetual securities with no fixed maturity date. Dividends on the Series E Preference Ordinary Shares are declared and paid semi-annually at a rate of $32.50 per share.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Until April 15, 2017 (the "Series E Fixed Rate Period"), dividends on the Series E Preference Ordinary Shares were payable semi-annually on a non-cumulative basis, when, as and if declared by the board of directors on April 15 and October 15 of each year at a fixed rate equal to 6.500% per annum on the liquidation preference ("Series E Fixed Rate"). From and after April 15, 2017 (the "Series E Floating Rate Period"), dividends on the Series E Preference Ordinary Shares have been payable quarterly on a non-cumulative basis, when, as and if declared by the board of directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% (the "Series E Floating Rate").
On July 7, 2017, the Company repurchased through a tender offer and canceled 329,722 of the outstanding Series E Preference Ordinary Shares with a net carrying value of $324.4 million for $310.6 million, inclusive of transaction costs and other consideration. As a result of these repurchases, the Company recorded a gain of $13.7 million through "Non-controlling interests" in the Consolidated Statements of Income.
Non-controlling Preferred Shares
As a result of the Catlin Acquisition, the company assumed the obligation of the 0.6 million non-cumulative perpetual preferred shares issued by Catlin-Bermuda, par value of $0.01 per share, with liquidation preference of $1,000 per share, plus declared and unpaid dividends ("CICL Prefs"). Dividends are payable quarterly at a rate equal to 2.975 percent plus the three-month LIBOR rate of the liquidation preference.
On July 7, 2017, the Company repurchased through a tender offer 46,635 of the outstanding CICL Prefs with a net carrying value of $43.7 million for $45.6 million, inclusive of transaction costs and other consideration. The preference shares were canceled on July 19, 2017. As a result of these repurchases, the Company recorded a loss of $1.9 million through "Non-controlling interests" in the Consolidated Statements of Income.
(c) Stock Plans
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
The Company currently maintains the following performance incentive programs: the XL Group Ltd Amended and Restated 1991 Performance Incentive Program (the "1991 Program"), the XL Group Ltd Directors Stock & Option Plan (the "Directors Plan", and together with the 1991 Program, the "Programs"). The Programs provide that the securities to be issued pursuant to each Program are of XL Group.
(d) Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016	2015
Dividend yield	2.00%	2.00%	2.00%
Risk free interest rate	1.96%	1.37%	1.70%
Volatility	19.5%	21.7%	21.6%
Expected lives	6.0 years	6.0 years	6.0 years
The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company's stock and the implied volatility derived from publicly traded options.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following is a summary of the activity in the stock option plans for the indicated years ended December 31, 2017, 2016 and 2015:

(In thousands, except for weighted average grant date fair value)	2017	2016	2015
Options granted to purchase common shares under the Programs	934	2,200	1,974
Weighted average grant date fair value	$6.74	$5.99	$6.51
Total intrinsic value of stock options exercised	$25,042	$19,471	$8,546
Options exercised during the year	1,827	810	480
Compensation expense related to stock option plans	$12,398	$11,065	$8,961
Estimated tax benefit (charge) related to stock option plans	$55	$355	$—
The following is a summary of the stock options outstanding at December 31, 2017, and related activity for the year then ended:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding – beginning of year	11,861	$30.07	5.5 years	$86,558
Granted	934	40.49
Exercised	(1,827)	27.63
Canceled/Expired	(197)	45.97
Outstanding – end of year	10,771	$31.09	5.5 years	$52,298
Options exercisable	7,879	$29.07	4.5 years	$51,536
Available for grant (1)	5,285

____________

(1)	Available for grant includes shares that may be granted as either stock options, restricted stock, restricted stock units or performance units.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the 2017 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $9.8 million at December 31, 2017, which related to approximately 2.9 million options and is expected to be recognized over a weighted-average period of 1.1 years.
(e) Restricted Stock, Restricted Stock Units and Performance Units
Restricted Stock
Restricted stock awards issued under the Programs vest as set forth in the applicable award agreements. Each restricted stock award represents the Company's obligation to deliver to the holder one XL Group share. The employees and directors who are granted a restricted stock award have all the rights of a shareholder, including the right to vote and receive dividends, but the shares are subject to certain restrictions prior to vesting relating to, among other things, forfeiture in the event of termination of employment and transferability.
A summary of the restricted stock awards issued under the Programs for the indicated years ended December 31, 2017, 2016 and 2015 is as follows:

(In thousands except for weighted average grant date fair value)	2017	2016	2015
Restricted ordinary shares granted	36	48	44
Weighted average grant date fair value	$43.18	$34.05	$37.11
Aggregate grant date fair value	$1,575	$1,650	$1,613
Compensation expense related to restricted stock awards	$1,575	$2,078	$3,889
Estimated tax benefit related to restricted stock awards	$—	$129	$709
Total unrecognized stock based compensation expense related to non-vested restricted stock awards was nil at December 31, 2017, which is related to approximately 0.1 million restricted stock awards.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Non-vested restricted stock awards at December 31, 2017 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	191	$43.72
Granted	36	$43.18
Vested	(81)	$53.25
Unvested at December 31, 2017	146	$38.38
Restricted Stock Units
Each restricted stock unit represents the Company's obligation to deliver to the holder one XL Group share upon satisfaction of the three-year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional XL Group shares contingent upon vesting.
A summary of the restricted stock units issued to officers of the Company and its subsidiaries for the indicated years ended December 31, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015
Restricted stock units granted	1,074	1,117	1,534
Aggregate grant date fair value	$43,506	$38,681	$55,540
Compensation expense related to restricted stock units	$38,778	$46,209	$48,937
Estimated tax benefit related to restricted stock units	$7,016	$12,701	$13,271
Total unrecognized stock-based compensation expense related to non-vested restricted stock units was $48.5 million at December 31, 2017, which is related to approximately 2.1 million restricted stock units and is expected to be recognized over 1.5 years.
Non-vested restricted stock units at December 31, 2017 and for the year then ended were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	2,491	$34.30
Granted	1,074	$40.49
Vested	(1,310)	$33.64
Forfeited	(141)	$36.83
Unvested at December 31, 2017	2,114	$37.74
Performance Units
The performance units issued in 2017 vest after approximately three years, subject to the achievement of stated market metrics, and entitle the holder to XL Group shares. Each grant of performance units has a target number of XL Group shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated market metrics along with each employee's continued service through the vesting date. Performance units issued prior to 2017 have a similar vesting schedule and a similar target of shares, but vesting and payout are dependent upon the achievement of stated relative and absolute financial performance metrics along with each employee's continued service through the vesting date. Furthermore, performance units granted in 2017 were granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional XL Group shares contingent upon vesting. A summary of the performance units issued to certain employees of the Company for the years ended December 31, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015
Performance units granted	607	738	781
Potential maximum share payout	1,214	1,477	1,563
Aggregate grant date fair value	$24,579	$25,578	$28,082
Compensation expense related to performance units	$11,447	$21,647	$12,942
Estimated tax benefit (charge) related to performance units	$921	$3,152	$1,459

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Total unrecognized stock-based compensation expense related to non-vested performance units was approximately $20.1 million at December 31, 2017, which is related to approximately 0.9 million performance units and is expected to be recognized over 1.8 years. Non-vested restricted performance units as of December 31, 2017 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,368	$32.83
Granted	607	$40.49
Vested	(281)	$28.56
Forfeited	(104)	$37.92
Performance driven addition (reduction)	(707)	$34.37
Unvested at December 31, 2017	883	$37.61
(f) Restricted Cash Units
During the year ended December 31, 2017, the Company granted approximately 0.6 million liability-classed stock units to certain employees with an aggregate grant date fair value of approximately $22.7 million. Each liability-classed restricted stock unit represents the Company's obligation to deliver to the holder a cash payment equivalent to the value of one common share. The grants may vest either in three equal installments upon the first, second and third anniversaries of the date of grant; or in two equal installments upon the first and second anniversaries of the date of grant. Liability-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and are paid in cash contingent upon vesting.

(In thousands)	2017	2016	2015
Restricted cash units granted	561	1,826	2,559
Aggregate grant date fair value	$22,708	$63,261	$94,525
Compensation expense related to restricted cash units	$45,859	$39,433	$19,834
Estimated tax benefit related to restricted cash units	$7,853	$8,543	$4,374
Total unrecognized stock-based compensation expense related to non-vested restricted cash units was approximately $42.9 million at December 31, 2017, which is related to approximately 2.1 million restricted cash units and is expected to be recognized over 1.3 years. Non-vested restricted cash units as of December 31, 2017 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	2,573	$35.41
Granted	561	$40.45
Vested	(804)	$35.38
Forfeited	(182)	$35.98
Unvested at December 31, 2017	2,148	$36.70
(g) Voting
XL Group's Bye-laws restrict the voting power of any person to less than approximately 10% of the total voting power.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

20. Computation of Earnings Per Common Share and Common Share Equivalent
As a result of the Redomestication discussed in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," prior to July 25, 2016, share information relates to the ordinary shares of XL-Ireland. On and subsequent to July 25, 2016, share information relates to the XL Group shares.
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015:

(U.S. dollars in thousands, except per share amounts)	2017	2016	2015
Basic earnings per common share & common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$(560,398)	$440,968	$1,207,152
Weighted average common shares outstanding - basic	259,894	278,957	286,194
Basic earnings per common share and common share equivalents outstanding	$(2.16)	$1.58	$4.22

Diluted earnings per common share & common share equivalents outstanding:
Weighted average common shares outstanding – basic	259,894	278,957	286,194
Impact of share-based compensation	—	3,801	4,805
Weighted average common shares outstanding – diluted	259,894	282,758	290,999
Diluted earnings per common share & common share equivalents outstanding (1)	$(2.16)	$1.56	$4.15
Dividends per common share	$0.88	$0.80	$0.72
____________

(1)
Due to the net loss in the period, basic and diluted earnings per common share are calculated using the basic weighted average common shares outstanding for the year ended December 31, 2017. The shares excluded from the calculation amounted to approximately 3.7 million.

For the years ended December 31, 2017, 2016 and 2015, common shares available for issuance under share-based compensation plans noted in the table below were not included in the calculation of diluted earnings per common share because the assumed exercise or issuance of such shares would be anti-dilutive.

(In millions)	2017	2016	2015
Common shares available for issuance under share-based compensation plans	14.4	6.8	2.5
21. Dividends
In 2017, four quarterly dividends of $0.22 per share were paid to all XL Group common shareholders of record at March 15, June 15, September 15, and December 15. In 2016, four quarterly dividends of $0.20 per share were paid to all XL-Ireland ordinary shareholders of record at March 15 and June 15, and XL Group common shareholders of record at each of September 15 and December 15. In 2015, two quarterly dividends of $0.16 were paid to XL-Ireland ordinary shareholders of record at each of March 13 and June 15 and two quarterly dividends of $0.20 per share were paid to all XL-Ireland ordinary shareholders of record at each of September 15 and December 15.
XLIT and CICL paid their preference shareholders for the years ended December 31, 2017, 2016 and 2015 as follows:

(U.S. dollars in millions)	2017	2016	2015
Series D preference ordinary shares (1)	$13.9	$12.9	$11.8
Series E preference ordinary shares (2)	$45.2	$65.0	$65.1
Non-cumulative perpetual preferred shares (3)	$39.6	$43.5	$21.8
____________

(1)
On January 8, 2018, the Board of Directors of XLIT resolved to pay a dividend of $11.4468 per share on XLIT's Series D Preference Ordinary Shares. The dividend was paid on January 16, 2018 to all shareholders of record at January 8, 2018.

(2)
On January 8, 2018, the Board of Directors of XLIT resolved on January 8, 2018 to pay a dividend of $9.7537 per share on XLIT's Series E Preference Ordinary Shares. The dividend was paid on January 16, 2018 to all shareholders of record at January 8, 2018.

(3)
On January 8, 2018, the Board of Directors of Catlin-Bermuda resolved to pay a dividend in the aggregate amount of $6.1 million on CICL Prefs. The dividend was paid on January 19, 2018 to all shareholders of record at December 31, 2017.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

22. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the years ended December 31, 2017, 2016 and 2015 are as follows:

(U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, net of tax, December 31, 2014	$1,590,114	$(76,047)	$(11,188)	$(20,789)	$2,368	$1,484,458
OCI before reclassifications	(474,304)	—	(33,690)	(6,100)	—	(514,094)
Amounts reclassified from AOCI	(346,911)	18,987	—	1,145	(200)	(326,979)
Tax benefit (expense)	34,195	(442)	8,375	1,103	—	43,231
Net current period OCI - net of tax	$(787,020)	$18,545	$(25,315)	$(3,852)	$(200)	$(797,842)
Balance, net of tax, December 31, 2015	$803,094	$(57,502)	$(36,503)	$(24,641)	$2,168	$686,616
OCI before reclassifications	254,333	—	102,772	(1,332)	—	355,773
Amounts reclassified from AOCI	(353,910)	6,599	—	3,100	(182)	(344,393)
Tax benefit (expense)	26,912	(49)	(7,299)	(2,014)	—	17,550
Net current period OCI - net of tax	$(72,665)	$6,550	$95,473	$(246)	$(182)	$28,930
Balance, net of tax, December 31, 2016	$730,429	$(50,952)	$58,970	$(24,887)	$1,986	$715,546
OCI before reclassifications	449,432	—	27,740	735	—	477,907
Amounts reclassified from AOCI	(298,852)	7,488	—	127	(192)	(291,429)
Tax benefit (expense) (2)	(10,531)	(63)	(3,668)	1,669	—	(12,593)
Net current period OCI - net of tax	$140,049	$7,425	$24,072	$2,531	$(192)	$173,885
Balance, net of tax, December 31, 2017	$870,478	$(43,527)	$83,042	$(22,356)	$1,794	$889,431
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). Upon completion of the GreyCastle Life Retro Arrangements, no further Shadow Adjustments were recorded. As of December 31, 2016, the cumulative impact of the Shadow Adjustments was $212.1 million. During the year ended December 31, 2017, net movement of $(27.2) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $184.9 million at December 31, 2017.

(2)
During the the year ended December 31, 2017, the Company recorded an out-of-period reduction of $17.4 million to "Foreign currency translation adjustments, net of tax," within the Consolidated Statements of Comprehensive Income. This adjustment arose from a previously unrecognized tax liability on foreign exchange movements that should have been reflected in the comprehensive income of a prior period. The Company has evaluated the quantitative and qualitative aspects of this correction and concluded that the impact of recognizing it during this year is not material to the Consolidated Financial Statements, nor is it material to any prior period Consolidated Financial Statements.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The reclassifications out of AOCI along with the associated Consolidated Statements of Income line items affected by component, and the total related tax (expense) benefit for indicated years ended December 31, 2017, 2016 and 2015 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components - Affected Line Items in the Consolidated Statements of Income (U.S. dollars in thousands)	2017	2016
Unrealized gains and losses on investments:
Net realized gains (losses) on investments sold	$(258,590)	$(350,875)
OTTI on investments	14,422	81,595
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(54,684)	(51,100)
Income (loss) from investment affiliates	—	(33,530)
Total before tax	$(298,852)	$(353,910)
Provision (benefit) for income tax	3,161	10,084
Net of tax	$(295,691)	$(343,826)

OTTI losses recognized in OCI:
Net realized gains (losses) on investments sold	$7,129	$7,038
OTTI on investments transferred to (from) OCI	359	(439)
Total before tax	$7,488	$6,599
Provision (benefit) for income tax	(63)	(49)
Net of tax	$7,425	$6,550

Underfunded Pension Liability:
Operating Expenses	$127	$3,100
Provision (benefit) for income tax	(45)	(1,085)
Net of tax	$82	$2,015

Gains and losses on cash flow hedges:
Interest Expense	$(192)	$(182)
Provision (benefit) for income tax	—	—
Net of tax	$(192)	$(182)

Total reclassifications for the period, gross of tax	$(291,429)	$(344,393)
Tax (benefit) expense	3,053	8,950
Total reclassifications for the period, net of tax	$(288,376)	$(335,443)
23. Taxation
The Company conducts global operations through its subsidiaries in various jurisdictions around the world, including but not limited to Bermuda, the U.S., the U.K., Switzerland, Ireland, France, Germany, Italy, and Spain. The Company is subject to tax in accordance with the relevant tax laws and regulations governing taxation in the jurisdictions in which it operates.
The Company, and its Bermuda subsidiaries, are not subject to any income or capital gains taxes under current Bermuda law. In the event that there is a change such that these taxes are imposed, the Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and the Exempted Undertakings Tax Protection Amendment Act 2011.
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

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

On December 22, 2017, the U.S Tax Cuts and Jobs Act was enacted. The new law, which takes effect for taxable years beginning on or after January 1, 2018, includes numerous changes in tax law, including: (1) a reduction in the federal corporate income tax rate from 35% to 21%; (2) repeal of the corporate Alternative Minimum Tax, with existing credit carryforwards refundable no later than 2021; (3) limitations on the deductibility of certain elements of executive compensation; and (4) a number of base erosion provisions designed to reduce the ability of multinational companies to reduce the U.S. tax base through payments to offshore affiliates.
On December 22, 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act. SAB 118 provides scenarios where the measurement of the income tax effects is complete, incomplete, or incomplete but for which a reasonable provisional amount can be estimated, and provides a twelve month measurement period from the enactment date to complete the accounting.
Based on its initial analysis of the provisions of the new tax law, and associated guidance issued to date, the Company recorded a net income tax expense of $100.5 million in the period ended December 31, 2017, primarily to reduce the value of its net deferred tax assets to reflect the reduction in the U.S. federal corporate income tax rate. In accordance with SAB 118, the accounting for the income tax effects of the rate change on the net deferred tax asset is complete.
The Company has recorded provisional amounts that are incomplete, but have been reasonably estimated, related to the re-computation of its insurance reserves and the transition adjustment from the existing laws. The Company may reflect adjustments to its provisional amounts upon issuance of additional guidance with respect to the operation of the new tax law provisions, or by obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. The Company does not expect these adjustments to be material to its financial position.
With the exception of the U.S., deferred income taxes have not been accrued with respect to certain undistributed earnings of subsidiaries located outside of Bermuda. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company does not assert that all earnings arising in the U.S. will be permanently reinvested in the U.S., and accordingly, the Company provides for withholding taxes arising in respect of current period U.S. earnings. No withholding taxes are accrued with respect to the earnings of the Company's subsidiaries arising outside the U.S. However, if there is a change in tax law, interpretation of existing law, or change in way in which the Company conducts its business, then the company would accrue the required withholding tax.
The Company's current corporate structure is such that distribution of earnings from subsidiaries located outside of the United States would not be subject to significant incremental taxation. It is not practicable to estimate the amount of additional withholding taxes that might be payable on such earnings due to a variety of factors, including the timing, extent and nature of any repatriation.
The table below details the tax years that are open to assessment and under examination by local tax authorities, by major tax jurisdictions. While the Company cannot estimate with certainty the outcome of these examinations, the Company does not believe that adjustments from open tax years will result in a significant change to the Company's financial results.

Jurisdiction	Tax Years Open to Assessment	Tax Years Under Examination
France	2013 - 2017	2013 - 2014
Germany	2014 - 2017
Ireland	2013 - 2017
Italy	2013 - 2017
Spain	2011 - 2017	2011 - 2012
Switzerland	2013 - 2017
U.K.	2013 - 2017	2013 - 2015
U.S.	2013 - 2017	2013 - 2015
The Company's income (loss) before income tax and non-controlling interests, for the years ended December 31, 2017, 2016 and 2015, was distributed between U.S. and non-U.S. jurisdictions as follows:

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Income (loss) before income tax and non-controlling interests: (U.S. dollars in thousands)	2017	2016	2015
U.S.	$116,491	$68,970	$(5,931)
Non U.S.	(547,558)	543,304	1,300,109
Total	$(431,067)	$612,274	$1,294,178
The income tax provisions for the years ended December 31, 2017, 2016 and 2015 are as follows:

(U.S. dollars in thousands)	2017	2016	2015
Current expense (benefit):
U.S.	$715	$(12,201)	$(22,698)
Non U.S.	103,339	59,031	67,784
Total current expense (benefit)	$104,054	$46,830	$45,086
Deferred expense (benefit):
U.S.	$100,126	$8,502	$(63,491)
Non U.S.	(145,110)	(13,203)	(756)
Total deferred expense (benefit)	$(44,984)	$(4,701)	$(64,247)
Total tax expense (benefit)	$59,070	$42,129	$(19,161)
The applicable statutory tax rates for the current year of the most significant jurisdictions contributing to the overall taxation of the Company are:

Jurisdiction	Applicable Statutory Corporate Income Tax Rates
Bermuda	—%
France (1)	33.33%
Germany (2)	15.00%
Ireland (3)	12.50%
Switzerland (4)	21.15%
U.K. (5)	19.25%
U.S. (6)	35.00%
____________

(1)	The statutory corporate income tax rate is 33.33%. However, with the mandatory social surcharge, the combined statutory rate would increase to 34.43%.

(2)
The statutory corporate income tax rate is 15.00%. However, including applicable surcharges and local trade tax, which can vary by location, would increase the combined statutory rate to approximately 33%.

(3)
The 12.50% statutory corporate income tax rate applies to active income from the conduct of a trade in Ireland. For passive income or income from other defined activities the statutory rate increases to 25%.

(4)	Represents the combined federal and cantonal rate primarily applicable to the Company's Swiss entities.

(5)
The statutory rate is 19% effective April 1, 2017. However, from January 1, through March 31, 2017 the statutory rate is 20%. Due to this change of rate, the average statutory tax rate for 2017 is 19.25%.

(6)
The statutory tax rate is 35% for the 2017 tax year. Under the Tax Cuts and Jobs Act of 2017, the federal corporate tax rate has been reduced to 21% for taxable years beginning on or after January 1, 2018.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision for the years ended December 31, 2017, 2016 and 2015 is provided below:

(U.S. dollars in thousands)	2017	2016	2015
Expected tax (benefit) provision	$(2,527)	$(31,080)	$(50,797)
Permanent differences:
Non-taxable (income) loss	(41,043)	(19,937)	(23,036)
Revision to prior year estimates	9,428	(24,121)	7,402
State, local and foreign taxes	37,455	23,157	27,499
Valuation allowance	2,510	1,197	9,517
Net allocated investment income	8,531	5,990	(405)
Stock awards	(3,132)	543	(433)
Non-deductible expenses	3,305	48,206	42,839
Other investment related adjustments	(1,753)	(905)	2,075
Adjustments related to GreyCastle Life Retro Arrangements	(9,815)	21,682	(35,045)
Change in tax rates	(8,105)	(6,233)	(11,877)
U.S. Tax Cuts and Jobs Act of 2017, net deferred tax asset revaluation	100,500	—	—
Uncertain tax positions	(36,284)	23,630	13,100
Total tax expense (benefit)	$59,070	$42,129	$(19,161)
Significant components of the Company's deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

(U.S. dollars in thousands)	2017	2016
Deferred tax asset:
Net unpaid loss reserve discount	$82,026	$96,357
Net unearned premiums	104,168	95,676
Compensation liabilities	56,760	96,280
Net operating losses	339,130	323,716
Investment adjustments	18,570	14,030
Pension	10,770	6,817
Bad debt reserve	14,844	12,418
Amortizable goodwill	—	967
Net unrealized depreciation on investments	2,719	5,915
Stock options	624	7,249
Depreciation	23,497	26,525
Net realized capital losses	63,757	89,568
Deferred intercompany capital losses	9,997	18,221
Untaxed Lloyd's result	91,056	—
Deferred acquisition costs	65,432	17,820
Tax Credits	53,304	71,651
Other	29,462	34,708
Deferred tax asset, gross of valuation allowance	$966,116	$917,918
Valuation allowance	338,556	367,366
Deferred tax asset, net of valuation allowance	$627,560	$550,552

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	2017	2016
Deferred tax liability:
Net unrealized appreciation on investments	$16,170	$21,500
Deferred acquisition costs	62,871	10,858
Currency translation adjustments	13,170	12,813
Regulatory reserves	99,265	116,500
Net unearned premiums	9,270	4,380
Investment adjustments	4,232	5,269
Untaxed Lloyd's result	—	11,940
Depreciation	11,355	15,601
Syndicate capacity	87,714	82,106
Intangible asset	24,473	32,508
Other	24,590	3,806
Deferred tax liability	$353,110	$317,281
Net Deferred Tax Asset	$274,450	$233,271
The deferred tax asset and deferred tax liability balances presented above represent the gross deferred tax asset and liability balances across each tax jurisdiction. As disclosed on the Consolidated Balance Sheets, the deferred tax asset balances of $332.0 million and $310.5 million at December 31, 2017 and 2016, respectively, and deferred tax liability balances of $57.6 million and $77.3 million at December 31, 2017 and 2016, respectively, include netting of certain deferred tax assets and liabilities within a tax jurisdiction to the extent such netting is consistent with ASC 740 "Income Taxes".
At December 31, 2017 and 2016, the valuation allowance of $338.6 million and $367.4 million, respectively, related primarily to net operating loss and realized capital loss carryforwards in the following major tax jurisdictions:

Jurisdiction (U.S. dollars in thousands)	2017	2016
Australia	$18,849	$15,120
Austria	919	10,162
Brazil	14,909	12,857
France	28,656	23,523
Germany	32,566	9,562
Hong Kong	5,749	3,780
Ireland	86,647	96,642
Italy	—	10,313
Luxembourg	8,025	5,648
Singapore	9,331	8,916
Spain	20,387	16,709
Switzerland	20,935	15,025
U.K.	28,328	32,528
U.S.	53,761	92,999
Other	9,494	13,582
Valuation Allowance Total	$338,556	$367,366
The decrease in the valuation allowance in 2017 of $28.8 million was primarily driven by the revaluation of U.S. capital loss related deferred tax assets, in conformity with U.S. Tax Cuts and Jobs Act, for which a valuation allowance is held. The increase in the valuation allowance in Germany is due to a reduction in deferred tax liabilities that were supporting the recognition of deferred tax assets. This effect was partially offset by valuation allowance decreases in Austria and Italy due to improved profit forecasts, and a decrease in Ireland due to receipt of tax clearance related to the pending dissolution of an entity.
Management believes it is more likely than not that the tax benefit associated with the Company's deferred tax assets, not offset by a valuation allowance, will be realized.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following table summarizes the net operating loss carryforwards the Company had at December 31, 2017:

Jurisdiction (U.S. dollars in thousands)	Carryforward Amount	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Expiration Period
Australia	60,565	18,169	(18,166)	3	No Expiration
Austria	33,483	8,371	(837)	7,534	No Expiration
France	110,615	28,904	(28,657)	247	No Expiration
Germany	177,587	49,764	(32,566)	17,198	No Expiration
Ireland (1)	430,685	53,836	(53,836)	—	No Expiration
Spain	103,822	11,479	(11,186)	293	No Expiration
Switzerland (2)	181,789	20,620	(20,620)	—	2018-2025
U.K.	228,444	42,612	(31,913)	10,699	No Expiration
U.S. (3)	305,771	64,212	(1,179)	63,033	2033-2037
Other	221,893	41,163	(32,977)	8,186	Various
Total Net Operating Loss Carryforwards	1,854,654	339,130	(231,937)	107,193
____________

(1)
These net operating loss carryforwards relate to a former Irish tax resident company which is in the process of withdrawing from Ireland. Any remaining unused loss carryforward, and the related valuation allowance, will be eliminated at the time of the receipt of tax clearance.

(2)	Net operating losses of $4.0 million and $31.8 million will expire in 2018 and 2019, respectively, with the remaining $146.0 million expiring through 2025.

(3)	Approximately $47.0 million of the net operating loss carryforwards is subject to restrictions on timing and utilization under §382 of the IRS Code.
The following table summarizes the capital loss carryforwards the Company had at December 31, 2017:

Jurisdiction (U.S. dollars in thousands)	Carryforward Amount	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Expiration Period
Ireland	122,142	30,536	(30,536)	—	No Expiration
U.K.	14,927	2,836	(2,836)	—	No Expiration
U.S. (1)	144,691	30,385	(30,385)	—	2018 - 2021
Total Capital Loss Carryforwards	281,760	63,757	(63,757)	—
____________

(1)	Capital loss carryforwards of $41.2 million will expire at the end of 2018 with another $103.5 million expiring in future years through 2021.
At December 31, 2017, the Company had total tax credits of $53.3 million, comprised of: (1) $31.7 million of U.S. Alternative Minimum Tax Credits, which are refundable no later than 2021; (2) $3.0 million of U.S. foreign tax credits that expire through 2021; (3) $3.1 million of U.S. Research and Development tax credits which expire through 2034; and (4) $15.5 million of U.K. foreign tax credits that do not expire.
For the years ended December 31, 2017, 2016 and 2015, the Company had unrecognized tax benefits of $65.0 million, $97.8 million and $80.6 million, respectively. If recognized, the full amount of these unrecognized tax benefits would generally decrease the current year annual effective tax rate. The Company does not currently anticipate any significant change in unrecognized tax benefits during 2018.
The following table presents a reconciliation of the Company's unrecognized tax benefits:

(U.S. dollars in thousands)	2017	2016	2015
Unrecognized tax benefits, beginning of the year	$97,780	$80,590	$37,190
Increases for tax positions taken during the year	3,290	25,250	20,370
Increases for tax positions taken in prior years	15,940	11,700	38,650
Decreases for tax positions taken in prior years	(35,230)	(6,440)	(4,850)
Decreases for settlement with taxing authorities	(16,320)	—	—
Decreases for lapse of the applicable statute of limitations	(500)	(13,320)	(10,770)
Unrecognized tax benefits, end of year	$64,960	$97,780	$80,590
The Company's policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2017, 2016 and 2015, the Company had accrued interest and penalties of $3.8 million, $0.9 million and $0.4 million, respectively.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

24. Statutory Financial Data
The Company's ability to pay dividends or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which the Company's principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in the Company's credit facilities and other debt documents. The payment of dividends to XL Group and XLIT, the Company's holding companies, and by the Company's principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various U.S. states in which the principal operating subsidiaries are domiciled and the other jurisdictions where the Company has regulated subsidiaries. The Bermuda Monetary Authority (the "BMA") is the group supervisor of XL Group. The BMA's group rules require an assessment of group capital and solvency and XL Group is required to meet the BMA's group capital requirements.
Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2017 and 2016 are summarized below:

(U.S. dollars in thousands)	Bermuda (1)		U.S. (2)		U.K., Europe and Other
	2017	2016	2017	2016	2017	2016
Required statutory capital and surplus	$6,431,266	$6,351,874	$821,442	$822,651	$4,551,068	$4,320,140
Actual statutory capital and surplus (3)	$11,454,639	$12,333,870	$2,347,380	$2,362,827	$5,711,162	$5,201,602
____________

(1)
Required statutory capital and surplus at December 31, 2017 represents 100% Bermuda Solvency Capital Requirement ("BSCR") level for the top Bermuda operating subsidiary, XL Bermuda Ltd, calculated on a consolidated basis (and therefore includes a BSCR requirement for all regions).

(2)	Required statutory capital and surplus represents 100% Risk-Based Capital level for principal U.S. operating subsidiaries.

(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.
Statutory net income (loss) for the principal operating subsidiaries of the Company for the years ended December 31, 2017, 2016 and 2015 is summarized below:

(U.S. dollars in thousands)	2017	2016	2015
Bermuda	$(309,220)	$724,711	$1,513,924
U.S.	$(76,788)	$96,481	$17,574
U.K., Europe and Other	$(335,422)	$366,708	$(125,758)
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
Certain restrictions on the payment of dividends from retained earnings by the Company's principal operating subsidiaries are further detailed below.
Management has evaluated the group and principal operating subsidiaries' ability to maintain adequate levels of statutory capital, liquidity and rating agency capital and believes they will be able to do so. In performing this analysis, management has considered the most recent statutory capital position of each of the principal operating subsidiaries as well as the group overall, through its holding companies as a result of BMA group regulation. In addition, management has evaluated the ability of the holding companies to allocate capital and liquidity around the group as and when needed.
Bermuda Operations
In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the BMA to prescribe standards for an enhanced capital requirement and a capital and solvency return with which insurers and reinsurers must comply. The BSCR employs a standard mathematical model that can relate more accurately the risks undertaken by (re)insurers to the capital that is dedicated to their business. Insurers and reinsurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2009. The Company's capital requirements for its Bermuda principal operating subsidiaries, XL Bermuda Ltd and Catlin-Bermuda, under the BSCR are highlighted in the aggregate in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards that must be met.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, Class 4 (re)insurers are prohibited from declaring or paying dividends of more than 25% of each of their prior year's statutory capital and surplus unless they file with the BMA an affidavit stating that the dividend has not caused the Class 4 (re)insurer to fail to meet its relevant margins. At December 31, 2017 and 2016, the maximum dividend that our Bermuda Class 4 (re)insurers could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $3.1 billion and $3.2 billion, respectively. No Class 4 (re)insurer may reduce its total statutory capital by 15% or more unless it has received the prior approval of the BMA, and it must also submit an affidavit stating that the proposed reduction will not cause it to fail to meet its minimum solvency margin or minimum liquidity ratio.
U.S. Operations
The Company has two lead property and casualty subsidiaries in the U.S., XLRA and Catlin Specialty Insurance Company ("CSIC"), which are domiciled in the States of New York and Delaware, respectively. Both XLRA and CSIC are the lead companies in their respective insurance pools. Including the pool leaders, these insurance pools include seven and three P&C companies, respectively. The Company also has another property and casualty subsidiary, T.H.E. Insurance Company ("THE"), a Louisiana-domiciled insurer which was acquired as part of the transaction described in Note 2(d), "Acquisitions and Disposals - Allied Acquisition, and exists outside of the existing pools at December 31, 2017.
Unless permitted by the New York Superintendent of Financial Services, XLRA cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the lesser of 10 percent of XLRA's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," as defined. The New York State insurance laws also provide that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2017 and 2016, XLRA had negative statutory earned surplus of $138.9 million and an earned surplus of $66.9 million, respectively. At December 31, 2017, XLRA's statutory policyholders' surplus was $2.1 billion, and no dividends can be declared and paid in 2018 without prior regulatory approval. At December 31, 2017 and 2016, five and one, respectively, of the seven P&C members of the XLRA insurance pool had a negative statutory earned surplus.
Unless permitted by the Insurance Commissioner of the State of Delaware, CSIC cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the greater of 10 percent of statutory policyholders' surplus or 100 percent of net income excluding realized gains. The Delaware State insurance laws also provide that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2017 and 2016, CSIC had a negative statutory earned surplus of $10.1 million and an earned surplus of $3.4 million, respectively. At December 31, 2017, CSIC's statutory policyholders' surplus was $243.6 million, and no dividends can be declared and paid in 2018 without prior regulatory approval. At December 31, 2017, all three of the P&C members of the CSIC insurance pool had a negative statutory earned surplus.
Unless permitted by the Insurance Commissioner of the State of Louisiana, THE cannot declare or distribute any dividend to shareholders during any twelve month period that exceeds the greater of 10 percent of statutory policyholders' surplus or 100 percent of net income excluding realized gains. At December 31, 2017, THE's statutory policyholders' surplus was $53.3 million, and no dividends can be declared and paid in 2018 without regulatory approval.
International Operations
The Company's international principal operating subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose enhanced regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, such subsidiaries must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to minimum reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in the U.K. ($1.2 billion at December 31, 2017), Switzerland ($1.6 billion at December 31, 2017) and Ireland ($1.0 billion at December 31, 2017). The Company also has approximately $1.9 billion of capital available, which is sufficient to meet Funds at Lloyd's requirements.
Other Restrictions
XL Group and XLIT have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL Group's and XLIT's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries as noted above.
XL Group is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback its common shares. Under Bermuda law, XL Group may not declare or pay a dividend or make a distribution out of contributed surplus if

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than its liabilities. At December 31, 2017, XL Group had $7.8 billion in contributed surplus. The ability to declare and pay dividends may also be restricted by the group-wide capital and solvency provisions imposed by the BMA described earlier.
In addition, XLIT is subject to certain constraints that affect its ability to pay dividends on its preferred shares. Under Cayman Islands law, XLIT may not declare or pay a dividend if there are reasonable grounds for believing that XLIT is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XLIT's preferred shares prohibit declaring or paying dividends on the common shares unless full dividends have been declared and paid on the outstanding preferred shares. Full dividends have been declared and paid on the outstanding preferred shares at December 31, 2017.
At December 31, 2017, XL Group and XLIT held cash and investments, net of liabilities associated with cash sweeping arrangements, of $4.0 million and $0.7 billion respectively, compared to $1.0 million and $0.7 billion, respectively, at December 31, 2016.
The ability to declare and pay dividends may also be restricted by financial covenants in the Company's credit facilities and other debt documents. The Company was in compliance with all covenants at December 31, 2017, and the Company remains in compliance as of the date of this Form 10-K.
25. Unaudited Quarterly Financial Data
The following is a summary of the unaudited quarterly financial data for 2017 and 2016:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net premiums earned	$2,522,791	$2,516,917	$2,620,902	$2,676,002
Underwriting profit (loss)	$138,456	$188,261	$(1,235,734)	$14,193
Net income (loss) attributable to common shareholders	$152,843	$301,620	$(1,043,689)	$28,828
Net income (loss) per common share and common equivalent – basic	$0.58	$1.16	$(4.06)	$0.11
Net income (loss) per common share and common equivalent – diluted	$0.57	$1.14	$(4.06)	$0.11
2016
Net premiums earned	$2,354,610	$2,532,212	$2,434,037	$2,457,075
Underwriting profit (loss)	$172,037	$97,691	$162,192	$115,405
Net income (loss) attributable to common shareholders	$21,885	$43,782	$70,601	$304,700
Net income (loss) per common share and common equivalent – basic	$0.07	$0.16	$0.26	$1.13
Net income (loss) per common share and common equivalent – diluted	$0.07	$0.15	$0.25	$1.12
26. Guarantor Financial Information
The following tables present Condensed Consolidating Balance Sheets at December 31, 2017 and December 31, 2016, condensed consolidating statements of income and comprehensive income for the years ended December 31, 2017, 2016 and 2015 and condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016 and 2015 for XL Group, XLIT, a 100% owned subsidiary of XL Group, and XL Group's other subsidiaries (excluding XL-Ireland), which are all directly or indirectly owned subsidiaries of XLIT. For purposes of this disclosure, the results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, for the years ended December 31, 2017 and 2016, have been included within the results of XL Group. See Note 1, "Significant Accounting Policies" for information regarding changes in the Company's organizational structure as a result of the Redomestication. For a discussion of debt instruments issued by XLIT, see Note 14(a), "Notes Payable and Debt and Financing Arrangements - Notes Payable and Debt."

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	December 31, 2017
Condensed Consolidating Balance Sheet (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL-Group Subsidiaries	Consolidating Adjustments and Eliminations	XL-Group Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$528,152	$31,930,284	$—	$32,458,436
Total investments trading	—	—	2,021,350	—	2,021,350
Investments in affiliates	—	—	1,911,996	—	1,911,996
Other investments	—	—	1,163,863	—	1,163,863
Total investments	$—	$528,152	$37,027,493	$—	$37,555,645
Cash and cash equivalents	3,950	158,688	3,273,316	—	3,435,954
Restricted cash	—	—	157,497	—	157,497
Investments in subsidiaries	9,817,979	13,379,083	—	(23,197,062)	—
Accrued investment income	11	2,436	269,702	—	272,149
Deferred acquisition costs and value of business acquired	—	—	1,102,474	—	1,102,474
Ceded unearned premiums	—	—	2,198,217	—	2,198,217
Premiums receivable	—	—	6,934,482	—	6,934,482
Reinsurance balances receivable	—	—	930,114	—	930,114
Unpaid losses and loss expenses recoverable	—	—	7,247,723	—	7,247,723
Receivable from investments sold	—	—	201,515	—	201,515
Goodwill and other intangible assets	—	—	2,225,751	—	2,225,751
Deferred tax asset	—	—	332,024	—	332,024
Amounts due from subsidiaries/parent	32,301	—	61,976	(94,277)	—
Other assets	14,541	27,244	800,906	—	842,691
Total assets	$9,868,782	$14,095,603	$62,763,190	$(23,291,339)	$63,436,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$29,696,779	$—	$29,696,779
Deposit liabilities	—	—	1,042,677	—	1,042,677
Future policy benefit reserves	—	—	3,610,926	—	3,610,926
Funds withheld on GreyCastle life retrocession arrangements	—	—	999,219	—	999,219
Unearned premiums	—	—	8,307,431	—	8,307,431
Notes payable and debt	—	3,220,769	—	—	3,220,769
Reinsurance balances payable	—	—	3,706,116	—	3,706,116
Payable for investments purchased	—	848	332,141	—	332,989
Deferred tax liability	—	—	57,574	—	57,574
Amounts due to subsidiaries/parent	—	62,111	32,166	(94,277)	—
Other liabilities	20,465	36,975	942,996	—	1,000,436
Total liabilities	$20,465	$3,320,703	$48,728,025	$(94,277)	$51,974,916

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$9,848,317	$9,817,979	$13,379,083	$(23,197,062)	$9,848,317
Non-controlling interest in equity of consolidated subsidiaries	—	956,921	656,082	—	1,613,003
Total shareholders' equity	$9,848,317	$10,774,900	$14,035,165	$(23,197,062)	$11,461,320
Total liabilities and shareholders' equity	$9,868,782	$14,095,603	$62,763,190	$(23,291,339)	$63,436,236
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	December 31, 2016
Condensed Consolidating Balance Sheet (U.S. dollars in thousands, except share data)	XL-Group (1)	XLIT	Other XL-Group Subsidiaries	Consolidating Adjustments and Eliminations	XL-Group Consolidated
ASSETS
Investments:
Total investments available for sale	$—	$638,236	$31,280,890	$—	$31,919,126
Total investments trading	—	—	1,626,577	—	1,626,577
Investments in affiliates	—	—	2,177,645	—	2,177,645
Other investments	—	9	1,164,555	—	1,164,564
Total investments	$—	$638,245	$36,249,667	$—	$36,887,912
Cash and cash equivalents	1,022	84,286	3,341,680	—	3,426,988
Restricted cash	—	—	153,504	—	153,504
Investments in subsidiaries	10,897,195	14,238,698	—	(25,135,893)	—
Accrued investment income	55	2,981	281,385	(55)	284,366
Deferred acquisition costs and value of business acquired	—	—	946,721	—	946,721
Ceded unearned premiums	—	—	1,687,864	—	1,687,864
Premiums receivable	—	—	5,522,976	—	5,522,976
Reinsurance balances receivable	—	—	577,479	—	577,479
Unpaid losses and loss expenses recoverable	—	—	5,491,297	—	5,491,297
Receivable from investments sold	—	—	128,411	—	128,411
Goodwill and other intangible assets	—	—	2,203,653	—	2,203,653
Deferred tax asset	—	—	310,542	—	310,542
Amounts due from subsidiaries/parent	42,780	—	72,962	(115,742)	—
Other assets	15,188	40,108	757,093	—	812,389
Total assets	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$25,939,571	$—	$25,939,571
Deposit liabilities	—	—	1,116,233	—	1,116,233
Future policy benefit reserves	—	—	3,506,047	—	3,506,047
Funds withheld on GreyCastle life retrocession arrangements	—	—	998,968	—	998,968
Unearned premiums	—	—	7,293,028	—	7,293,028
Notes payable and debt	—	2,647,677	—	—	2,647,677
Reinsurance balances payable	—	—	2,451,717	—	2,451,717
Payable for investments purchased	—	—	226,009	—	226,009
Deferred tax liability	—	—	77,271	—	77,271
Amounts due to subsidiaries/parent	—	72,962	42,780	(115,742)	—
Other liabilities	17,728	41,984	1,157,190	—	1,216,902
Total liabilities	$17,728	$2,762,623	$42,808,814	$(115,742)	$45,473,423

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$10,938,512	$10,897,195	$14,238,698	$(25,135,893)	$10,938,512
Non-controlling interest in equity of consolidated subsidiaries	—	1,344,500	677,722	(55)	2,022,167
Total shareholders' equity	$10,938,512	$12,241,695	$14,916,420	$(25,135,948)	$12,960,679
Total liabilities and shareholders' equity	$10,956,240	$15,004,318	$57,725,234	$(25,251,690)	$58,434,102
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31, 2017
Condensed Consolidating Statements of Income and Comprehensive Income (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL-Group Subsidiaries	Consolidating Adjustments and Eliminations	XL-Group Consolidated
Revenues:
Net premiums earned	$—	$—	$10,336,612	$—	$10,336,612
Total net investment income	160	9,822	819,873	(132)	829,723
Total net realized gains (losses) on investments	(239)	701	221,175	239	221,876
Net realized and unrealized gains (losses) on derivative instruments	—	—	(41,732)	—	(41,732)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(206,015)	—	(206,015)
Income (loss) from investment affiliates	—	—	139,046	—	139,046
Fee income and other	—	—	48,647	—	48,647
Total revenues	$(79)	$10,523	$11,317,606	$107	$11,328,157
Expenses:
Net losses and loss expenses incurred	$—	$—	$8,001,920	$—	$8,001,920
Claims and policy benefits	—	—	39,189	—	39,189
Acquisition costs	—	—	1,788,140	—	1,788,140
Operating expenses	63,307	2,283	1,691,469	—	1,757,059
Foreign exchange (gains) losses	2,026	7,136	35,458	—	44,620
(Gain) loss from the early extinguishment of debt	—	1,582	—	—	1,582
Interest expense	—	150,314	40,045	—	190,359
Total expenses	$65,333	$161,315	$11,596,221	$—	$11,822,869
Income (loss) before income tax and income (loss) from operating affiliates	$(65,412)	$(150,792)	$(278,615)	$107	$(494,712)
Income (loss) from operating affiliates	—	—	63,645	—	63,645
Equity in net earnings (losses) of subsidiaries	(494,986)	(304,355)	—	799,341	—
Provision (benefit) for income tax	—	—	59,070	—	59,070
Net income (loss)	$(560,398)	$(455,147)	$(274,040)	$799,448	$(490,137)
Non-controlling interests	—	39,839	30,315	107	70,261
Net income (loss) attributable to common shareholders	$(560,398)	$(494,986)	$(304,355)	$799,341	$(560,398)

Comprehensive income (loss)	$(386,513)	$(321,101)	$(130,470)	$451,571	$(386,513)
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31, 2016
Condensed Consolidating Statements of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL-Group (1)	XLIT	Other XL-Group Subsidiaries	Consolidating Adjustments and Eliminations	XL-Group Consolidated
Revenues:
Net premiums earned	$—	$—	$9,777,934	$—	$9,777,934
Total net investment income	436	9,135	817,998	(436)	827,133
Total net realized gains (losses) on investments	—	1,918	370,220	—	372,138
Net realized and unrealized gains (losses) on derivative instruments	—	—	2,521	—	2,521
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(540,090)	—	(540,090)
Income (loss) from investment affiliates	—	—	70,758	—	70,758
Fee income and other	—	—	35,692	—	35,692
Total revenues	$436	$11,053	$10,535,033	$(436)	$10,546,086
Expenses:
Net losses and loss expenses incurred	$—	$—	$6,072,835	$—	$6,072,835
Claims and policy benefits	—	—	28,244	—	28,244
Acquisition costs	—	—	1,620,671	—	1,620,671
Operating expenses	93,247	4,985	1,965,130	—	2,063,362
Foreign exchange (gains) losses	(1,106)	(343)	(8,129)	—	(9,578)
(Gain) Loss on sale of subsidiary	—	—	(7,088)	—	(7,088)
Interest expense	(4)	140,644	69,123	—	209,763
Total expenses	$92,137	$145,286	$9,740,786	$—	$9,978,209
Income (loss) before income tax and income (loss) from operating affiliates	$(91,701)	$(134,233)	$794,247	$(436)	$567,877
Income (loss) from operating affiliates	—	—	44,397	—	44,397
Equity in net earnings (losses) of subsidiaries	532,049	744,877	—	(1,276,926)	—
Provision (benefit) for income tax	(620)	—	42,749	—	42,129
Net income (loss)	$440,968	$610,644	$795,895	$(1,277,362)	$570,145
Non-controlling interests	—	78,595	51,018	(436)	129,177
Net income (loss) attributable to common shareholders	$440,968	$532,049	$744,877	$(1,276,926)	$440,968

Comprehensive income (loss)	$469,898	$560,979	$773,807	$(1,334,786)	$469,898
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31, 2015
Condensed Consolidating Statements of Income and Comprehensive Income (U.S. dollars in thousands, except per share data)	XL- Ireland	XLIT	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Revenues:
Net premiums earned	$—	$—	$8,226,425	$—	$8,226,425
Total net investment income	169	9,363	859,002	3,836	872,370
Total net realized gains (losses) on investments	—	13,814	197,129	(8,765)	202,178
Net realized and unrealized gains (losses) on derivative instruments	—	12,363	40,760	—	53,123
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(151,691)	—	(151,691)
Income (loss) from investment affiliates	—	—	73,320	—	73,320
Fee income and other	—	—	33,201	—	33,201
Total revenues	$169	$35,540	$9,278,146	$(4,929)	$9,308,926
Expenses:
Net losses and loss expenses incurred	$—	$—	$4,766,200	$—	$4,766,200
Claims and policy benefits	—	—	115,997	—	115,997
Acquisition costs	—	—	1,317,448	—	1,317,448
Operating expenses	46,340	10,565	1,910,034	—	1,966,939
Foreign exchange (gains) losses	(345)	20	22,829	—	22,504
(Gain) loss from the early extinguishment of debt	—	—	5,592	—	5,592
Interest expense	11	143,330	61,874	—	205,215
Total expenses	$46,006	$153,915	$8,199,974	$—	$8,399,895
Income (loss) before income tax and income (loss) from operating affiliates	$(45,837)	$(118,375)	$1,078,172	$(4,929)	$909,031
Income (loss) from operating affiliates	—	—	44,740	—	44,740
Gain on sale of operating affiliate	—	—	340,407	—	340,407
Equity in net earnings (losses) of subsidiaries	1,253,609	1,449,404	—	(2,703,013)	—
Provision (benefit) for income tax	620	245	(20,026)	—	(19,161)
Net income (loss)	$1,207,152	$1,330,784	$1,483,345	$(2,707,942)	$1,313,339
Non-controlling interests	—	77,175	29,012	—	106,187
Net income (loss) attributable to common shareholders	$1,207,152	$1,253,609	$1,454,333	$(2,707,942)	$1,207,152

Comprehensive income (loss)	$409,310	$455,767	$656,491	$(1,112,258)	$409,310

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31, 2017
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL-Group Subsidiaries	Consolidating Adjustments and Eliminations	XL-Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$284,709	$618,263	$176,821	$(1,046,474)	$33,319
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$174,934	$15,527,192	$—	$15,702,126
Proceeds from redemption of fixed maturities and short-term investments	—	137,658	3,332,838	—	3,470,496
Proceeds from sale of equity securities	5,253	45,680	756,872	(50,256)	757,549
Purchases of fixed maturities and short-term investments	—	(208,395)	(19,073,402)	—	(19,281,797)
Purchases of equity securities	—	(45,582)	(326,610)	45,582	(326,610)
Proceeds from sale of affiliates	—	—	593,539	—	593,539
Purchases of affiliates	—	—	(176,034)	—	(176,034)
Returns of capital from subsidiaries	462,178	—	—	(462,178)	—
Change in restricted cash	—	—	(3,993)	—	(3,993)
Other, net	—	1	(72,551)	—	(72,550)
Net cash provided by (used in) investing activities	$467,431	$104,296	$557,851	$(466,852)	$662,726
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$50,634	$—	$—	$—	$50,634
Buybacks of common shares	(571,614)	—	—	—	(571,614)
Repurchase of preference shares	—	(371,163)	(45,003)	4,674	(411,492)
Employee withholding on share-based compensation	—	—	(24,189)	—	(24,189)
Dividends paid on common shares	(228,232)	(295,987)	(750,000)	1,045,987	(228,232)
Return of capital	—	(462,178)	—	462,178	—
Distributions to non-controlling interests	—	(59,231)	(65,561)	487	(124,305)
Contributions from non-controlling interests	—	—	59,583	—	59,583
Proceeds from issuance of debt	—	558,311	—	—	558,311
Repayment of debt	—	(17,909)	—	—	(17,909)
Deposit liabilities	—	—	(34,565)	—	(34,565)
Net cash provided by (used in) financing activities	$(749,212)	$(648,157)	$(859,735)	$1,513,326	$(743,778)
Effects of exchange rate changes on foreign currency cash	—	—	56,699	—	56,699
Increase (decrease) in cash and cash equivalents	$2,928	$74,402	$(68,364)	$—	$8,966
Cash and cash equivalents – beginning of period	1,022	84,286	3,341,680	—	3,426,988
Cash and cash equivalents – end of period	$3,950	$158,688	$3,273,316	$—	$3,435,954
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31, 2016
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL-Group Subsidiaries	Consolidating Adjustments and Eliminations	XL-Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$978,695	$775,100	$2,145,149	$(2,955,038)	$943,906
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$303,070	$13,037,976	$(583,466)	$12,757,580
Proceeds from redemption of fixed maturities and short-term investments	—	97,168	3,750,541	—	3,847,709
Proceeds from sale of equity securities	—	—	848,779	—	848,779
Purchases of fixed maturities and short-term investments	—	(534,502)	(15,506,653)	583,466	(15,457,689)
Purchases of equity securities	—	—	(1,103,447)	—	(1,103,447)
Proceeds from sale of affiliates	—	324	396,767	—	397,091
Purchases of affiliates	—	—	(681,385)	—	(681,385)
Purchase of subsidiaries, net of acquired cash	—	—	(92,893)	—	(92,893)
Proceeds from sale of subsidiary, net of cash sold	—	—	22,998	—	22,998
Returns of capital from subsidiaries	274,727	465,203	—	(739,930)	—
Change in restricted cash	—	—	1,488	—	1,488
Other, net	—	—	197,536	—	197,536
Net cash provided by (used in) investing activities	$274,727	$331,263	$871,707	$(739,930)	$737,767
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$9,854	$—	$—	$—	$9,854
Buybacks of common shares	(1,051,050)	—	—	—	(1,051,050)
Employee withholding on share-based compensation	—	—	(28,569)	—	(28,569)
Dividends paid on common shares	(222,761)	(1,039,253)	(1,915,785)	2,955,038	(222,761)
Return of capital	—	(274,727)	(465,203)	739,930	—
Distributions to non-controlling interests	—	(78,094)	(52,353)	—	(130,447)
Contributions from non-controlling interests	—	—	47,524	—	47,524
Repayment of debt	—	—	(8,248)	—	(8,248)
Deposit liabilities	—	—	(69,482)	—	(69,482)
Net cash provided by (used in) financing activities	$(1,263,957)	$(1,392,074)	$(2,492,116)	$3,694,968	$(1,453,179)
Effects of exchange rate changes on foreign currency cash	—	—	(57,742)	—	(57,742)
Increase (decrease) in cash and cash equivalents	$(10,535)	$(285,711)	$466,998	$—	$170,752
Cash and cash equivalents – beginning of period	11,557	369,997	2,874,682	—	3,256,236
Cash and cash equivalents – end of period	$1,022	$84,286	$3,341,680	$—	$3,426,988
____________

(1)
Results for the period include XL-Ireland, which prior to the Redomestication was the ultimate parent and is now in liquidation proceedings as outlined in Note 1, "Significant Accounting Policies." The Company expects the net assets of XL-Ireland to ultimately be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31, 2015
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL- Ireland	XLIT	Other XL-Ireland Subsidiaries	Consolidating Adjustments and Eliminations	XL-Ireland Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$561,468	$148,850	$698,440	$(764,277)	$644,481
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$1,482,875	$15,745,247	$(359,894)	$16,868,228
Proceeds from redemption of fixed maturities and short-term investments	—	188,788	3,562,386	—	3,751,174
Proceeds from sale of equity securities	—	—	664,735	—	664,735
Purchases of fixed maturities and short-term investments	—	(1,296,980)	(18,780,978)	359,894	(19,718,064)
Purchases of equity securities	—	—	(567,334)	—	(567,334)
Proceeds from sale of affiliates	—	—	748,575	—	748,575
Purchases of affiliates	—	—	(280,856)	—	(280,856)
Purchase of subsidiaries, net of acquired cash	(2,287,579)	(2,317,699)	1,267,564	2,317,699	(1,020,015)
Proceeds from sale of subsidiary, net of cash sold	2,317,699	—	—	(2,317,699)	—
Returns of capital from subsidiaries	65,037	2,047,000	—	(2,112,037)	—
Change in restricted cash	—	—	(154,992)	—	(154,992)
Other, net	—	—	(155,019)	—	(155,019)
Net cash provided by (used in) investing activities	$95,157	$103,984	$2,049,328	$(2,112,037)	$136,432
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$9,976	$—	$—	$—	$9,976
Buybacks of common shares	(468,971)	—	—	—	(468,971)
Employee withholding on share-based compensation	—	—	(28,925)	—	(28,925)
Dividends paid on common shares	(208,516)	(764,277)	—	764,277	(208,516)
Return of capital	—	(65,037)	(2,047,000)	2,112,037	—
Distributions to non-controlling interests	—	(77,093)	(40,590)	—	(117,683)
Contributions from non-controlling interests	—	—	23,610	—	23,610
Proceeds from issuance of debt	—	980,600	—	—	980,600
Repayment of debt	—	—	(87,447)	—	(87,447)
Deposit liabilities	—	—	(84,758)	—	(84,758)
Net cash provided by (used in) financing activities	$(667,511)	$74,193	$(2,265,110)	$2,876,314	$17,886
Effects of exchange rate changes on foreign currency cash	—	—	(64,377)	—	(64,377)
Increase (decrease) in cash and cash equivalents	$(10,886)	$327,027	$418,281	$—	$734,422
Cash and cash equivalents – beginning of period	22,443	42,970	2,456,401	—	2,521,814
Cash and cash equivalents – end of period	$11,557	$369,997	$2,874,682	$—	$3,256,236

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in accountants within the twenty-four months ended December 31, 2017.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.
The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework (the "Framework"). Based on its assessment, management concluded that, at December 31, 2017, the Company's internal control over financial reporting is effective based on the Framework criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting at December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in Item 15, "Exhibits and Financial Statement Schedules."
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting identified in connection with the Company's evaluation required pursuant to Rules 13a-15 and 15d-15 promulgated under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Certain of the Company's non-U.S. subsidiaries provide insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. Because these non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of our insureds and reinsureds are permitted under applicable laws and regulations, the Company intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.
Beginning in July 2014, a non-U.S. subsidiary provided the insurance coverage described below. Coverage in each instance was provided pursuant to a license issued by Her Majesty’s Treasury in the United Kingdom. The Company did not receive payments for either policy during 2017, and both policies expired and were not renewed during 2017. These included (i) insurance coverage for one property in the United Kingdom, owned by Bank Saderat, an entity that appears on the Specially Designated Nationals and Blocked Persons list of the U.S. Treasury Department's Office of Foreign Assets Control under Executive Order 13224; and (ii) insurance coverage for building and contents for one property in the United Kingdom, owned by Melli Bank plc, a wholly owned subsidiary of Bank Melli Iran, which is an entity that has been identified as owned or controlled by the Government of Iran and appears on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599.
A non-U.S. subsidiary provided accident and health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium. The annual premium attributable to the insurance is currently estimated to be €110,346, of which €55,173 was received in 2017. As these activities are permitted pursuant to applicable law, the subsidiary intends to continue providing insurance coverage under the policy in compliance with applicable law.

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
1. Financial Statements

Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Included in Part II, Item 8 of this report.
2. Financial Statement Schedules
Included in Part IV of this report:

	Schedule Number	Page
Reinsurance for the years ended December 31, 2017, 2016 and 2015	IV	226
Supplementary Information Concerning Property/Casualty (Re)Insurance Operations for the years ended December 31, 2017, 2016 and 2015	VI	227
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

Exhibit Index
For a list of the exhibits to this annual report of Form 10-K, see the Exhibit Index below:

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

3.1	Certificate of Incorporation of XL Group Ltd, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
3.2	Certificate of Incorporation on Change of Name of XL Group Ltd, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
3.3	Memorandum of Association of XL Group Ltd, incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
3.4	Bye-Laws of XL Group Ltd, incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
3.5	Memorandum of Association of XLIT Ltd., incorporated by reference to Exhibit 4.19 of the Company's Registration Statement on Form S-3 (No. 333-177869) filed on November 9, 2011.
3.6	Amended and Restated Articles of Association of XLIT Ltd., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.
4.1
Excerpts from the Minutes of a Meeting of a Committee of the Board of Directors pursuant to Article 75 of XL Capital Ltd's Articles of Association held on March 12, 2007, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

4.2
Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.

4.3
Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.

4.4
Third Supplemental Indenture, dated December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.5
Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.6	Specimen Share Certificate (evidencing the common shares of XL Group Ltd), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.
4.7
Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Ltd., dated October 27, 2006, incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2011.

4.8	Form of XL Capital Ltd Global Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.9
Form of XLIT Ltd. Global Series D Preference Ordinary Share Certificate, incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K (No. 1-10804)for the year ended December 31, 2011.

4.10
Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.11
First Supplemental Indenture, dated September 30, 2011, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.12
Second Supplemental Indenture, dated November 21, 2013, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 21, 2013.

4.13
Third Supplemental Indenture, dated July 25, 2016, among XL Group Ltd, XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Senior Debt Securities Indenture dated as of September 30, 2011, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

4.14
Fourth Supplemental Indenture, dated as of August 3, 2016, among XL Group Ltd, (XL Group plc (In Solvent Member's Voluntary Liquidation), XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Senior Debt Securities Indenture dated as of September 30, 2011, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016

4.15
Indenture, dated March 30, 2015, among XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 30, 2015 (No. 1-10804).

4.16
First Supplemental Indenture, dated March 30, 2015, to the Indenture dated March 30, 2015 among XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.

4.17
Second Supplemental Indenture, dated as of July 25, 2016, among XL Group Ltd, XL Group plc, XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Subordinated Debt Securities Indenture dated as of March 30, 2015, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016

4.18
Third Supplemental Indenture, dated as of August 3, 2016, among XL Group Ltd, XL Group plc (In Solvent Member's Voluntary Liquidation), XLIT Ltd. and Wells Fargo Bank, National Association, as Trustee, to the Subordinated Debt Securities Indenture dated as of March 30, 2015, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 1-10804), filed on August 9, 2016.

4.19
Fourth Supplemental Indenture, dated June 29, 2017, among XL Group Ltd, XLIT Ltd., and Wells Fargo Bank, National Association, as trustee to the Subordinated Debt Securities Indenture dated as of March 30, 2015, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on June 29, 2017.

4.20	Form of Fixed to Floating Rate Subordinated Notes due 2047, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on June 29, 2017.
4.21	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.22
Termination of March 15, 2007 Replacement Capital Covenant, dated March 30, 2015, incorporated by reference to Exhibit 4.6 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.

4.23	Replacement Capital Covenant, dated March 30, 2015, incorporated by reference to Exhibit 4.7 to the Company's Current Report on From 8-K (No. 1-10804) filed on March 30, 2015.
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

10.3+
Amended and Restated 1991 Performance Incentive Program, effective May 13, 2016, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 16, 2016.

10.4+
Amendment to the 1991 Performance Incentive Program, effective July 25, 2016, incorporated by reference to Exhibit 4.6 to the Company's Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No. 333-62137) filed on July 25, 2016.

10.5+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex C to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 10, 2014.
10.6+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 20, 2015.
10.7+
Amendment to the XL Group plc Directors Stock & Option Plan, effective July 25, 2016, incorporated by reference to Exhibit 4.8 to the Company's Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No. 333-62137) filed on July 25, 2016.

10.8+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.9+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.10+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.11+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (No. 1-10804) for the period ended December 31, 2014.
10.12+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.13+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.14+
Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

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

10.18+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.19+	Form of Restricted Stock Unit Agreement (Bespoke Vesting), incorporated by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q (No. 1-10804) for the period ended March 31, 2014.
10.20+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K (No. 1-10804) for the period ended December 31, 2014.
10.21+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
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

10.24+
Amendment to Employment Agreement, dated as of December 2008, between XL Capital Ltd and Michael S. McGavick (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.25+
Second Amendment to Employment Agreement, dated April 26, 2013, between XL Group plc and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on April 29, 2013.

10.26+
2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.27+
2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2009.

10.28
Insurance Letters of Credit - Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2009.

10.29
Facility and Fee Letter dated December 30, 2014 from Citibank Europe plc to XL Insurance (Bermuda) Ltd relating to the Insurance Letters of Credit - Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.30
Amended and Restated Pledge Agreement dated as of December 19, 2014, as made by XL Insurance (Bermuda) Ltd and XL Re Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, which amends and restates the Pledge Agreement dated November 11, 2009, incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2014.

10.31+
Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

10.32+
Form of Bermuda Indemnification Agreement between XL Group Ltd and each of the directors of and the corporate secretary of XL Group Ltd, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016.

10.33+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
10.34+	First Supplement to the Deed Poll of XLIT Ltd., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K12B (No. 1-10804) filed on July 25, 2016
10.35+
Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.36+
Amendment to XL Group plc Supplemental Deferred Compensation Plan, effective August 3, 2016, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended September 30, 2016.

10.37+
Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc, incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2010.

10.38+
Aircraft Time Sharing Agreement, dated April 8, 2016, between Stephen Catlin and X.L. America, Inc, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2016.

10.39+	XL Group plc Executive Severance Benefit Plan effective December 11, 2014, incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
10.40+
Amendment to XL Group plc Executive Severance Benefit Plan, effective August 3, 2016 incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended September 30, 2016

10.41+
X.L. America, Inc. Deferred Compensation Plan effective January 1, 2012, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2012.

10.42
Secured Credit Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., and Catlin Re Switzerland Ltd., as Account Parties, XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.

10.43
Unsecured Credit Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., Catlin Re Switzerland Ltd., and Catlin Underwriting Agencies Limited, as Account Parties, XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.

10.44
Pledge Agreement, dated as of August 5, 2016, between XL Group Ltd, XLIT Ltd., X.L. America, Inc., XL Bermuda Ltd, XL Re Europe SE, XL Insurance Company SE, XL Life Ltd, Catlin Insurance Company (UK) Ltd., and Catlin Re Switzerland Ltd., as Pledgors, Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 9, 2016.

10.45+	Form of Director Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2013.
10.46	Form of Director Irrevocable Undertaking, incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on January 9, 2015.
10.47+*	Consulting Agreement, effective January 1, 2018, between XL Group Ltd, XL Services (Bermuda) Ltd and Catlin Consultancy Limited.
10.48
Stock Purchase Agreement, dated December 15, 2014 by and among ARX Holdings Corp., The Progressive Corporation, Fasteau Insurance Holding, LLC, Marc Fasteau, in his individual capacity and as trustee of The Marc Fasteau 2012 Irrevocable Trust and The Alexis Fasteau 2008 Irrevocable Trust, Flexpoint Fund, L.P., New Capital Partners Private Equity Fund, L.P., Gregory E. Stewart and Stewart Insurance Holdings, LLP, incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.49
Sale and Purchase Agreement, dated May 1, 2014, between GreyCastle Holdings Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.50
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.51
Retrocession Agreement, dated May 30, 2014, between XL Re Europe SE and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.52
Retrocession Agreement, dated May 30, 2014, between XL Re Ltd (U.K. Branch) and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2014.

10.53+
Letter of Assignment, dated May 27, 2015, between Stephen Catlin, XL Group plc and XL Services (Bermuda) Ltd, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.54+
Amendment, dated August 7, 2015, to the Letter of Assignment, dated May 27, 2015, between XL Group plc, XL Services (Bermuda) Ltd and Stephen Catlin, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2015.

10.55+
Form of Letter of Assignment (Switzerland) between XL Group plc and certain executive officers incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.

10.56+
Form of Letter of Assignment (U.K.) between XL Group plc and certain executive officers, incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.

10.57+	Form of 2015 Restricted Cash Unit Agreement incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.
10.58+	Form of 2014 Restricted Cash Unit Agreement, incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.
10.59+
Form of Participant Agreement - XL Group Senior Executive Severance Benefit Program entered into with certain executive officers, incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2015.

10.60+
Form of Letter of Appointment between XL Group Ltd and certain executive officers, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (No. 1-10804).

10.61+
Agreement and Release dated March 31, 2017, between XL Group Ltd, XL Services (Bermuda) Ltd and Mr. Stephen Catlin, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on April 4, 2017.

10.62+
Letter of Appointment, dated April 11, 2017, between XL Global Services Inc. and Stephen Robb, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).

10.63+
Form of Letter of Appointment (Bermuda) between XL Group Ltd and certain executive officers, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).

10.64+
Form of 2017 Performance Unit Agreement (U.S. Citizens Subject to IRC 457A), incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).

10.65+	Form of 2017 Performance Unit Agreement, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).
10.66+
Form of 2017 Restricted Stock Unit Agreement (U.S. Citizens Subject to IRC 457A), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).

10.67+	Form of 2017 Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).
10.68+	Form of 2017 Non-statutory Stock Option Agreement, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).
12*	Statements regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
24*	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Group Ltd:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the accompanying index and the financial statement schedules listed in the index appearing under Item 15(2), of XL Group Ltd and its subsidiaries (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 23, 2018

We have served as the Company’s auditor since 1998.

XL GROUP LTD
SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2017
Life reinsurance in force (1)	$—	$51,037,696	$51,847,908	$810,212	N/M
Premiums Earned:
Property and casualty operations	$9,078,575	$3,658,206	$4,903,909	$10,324,278	47.5%
Life operations	—	221,944	234,278	12,334	N/M
Total premiums earned	$9,078,575	$3,880,150	$5,138,187	$10,336,612	49.7%
2016
Life reinsurance in force (1)	$—	$51,176,725	$51,971,475	$794,750	N/M
Premiums Earned:
Property and casualty operations	$9,142,690	$3,451,620	$4,074,817	$9,765,887	41.7%
Life operations	—	253,268	265,315	12,047	N/M
Total premiums earned	$9,142,690	$3,704,888	$4,340,132	$9,777,934	44.4%
2015
Life reinsurance in force (1)	$—	$62,290,992	$63,158,304	$867,312	N/M
Premiums Earned:
Property and casualty operations	$7,717,173	$3,018,410	$3,465,421	$8,164,184	42.4%
Life operations	—	247,675	309,916	62,241	N/M
Total premiums earned	$7,717,173	$3,266,085	$3,775,337	$8,226,425	45.9%
____________

(1)	Represents the sum face value outstanding of the in force life reinsurance policies.

*	N/M - Not Meaningful

XL GROUP LTD
SCHEDULE VI
SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(U.S. dollars in thousands)	Deferred Acquisition Costs and Value of Business Acquired	Reserves for Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2017	$1,133,739	$29,696,779	$8,306,954	$10,324,278	$672,317	$8,149,690	$(147,770)	$6,464,045	$1,783,213	$10,668,424
2016	$947,702	$25,939,571	$7,292,593	$9,765,887	$640,656	$6,374,377	$(301,542)	$5,334,520	$1,614,896	$10,230,636
2015	$893,111	$25,439,744	$7,043,383	$8,164,184	$644,312	$5,072,830	$(306,630)	$5,374,652	$1,306,654	$7,888,824

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 23, 2018
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK
Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	February 23, 2018
/s/ STEPHEN ROBB
Name: Stephen Robb
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd

POWER OF ATTORNEY
We, the undersigned directors and executive officers of XL Group Ltd, hereby severally constitute Michael S. McGavick, Stephen Robb and Kirstin Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2018
Michael S. McGavick
/s/ STEPHEN ROBB	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018
Stephen Robb
/s/ RAMANI AYER	Director	February 23, 2018
Ramani Ayer
/s/ DALE R. COMEY	Director	February 23, 2018
Dale R. Comey
/s/ ROBERT R. GLAUBER	Director	February 23, 2018
Robert R. Glauber
/s/ EDWARD J. KELLY, III	Director	February 23, 2018
Edward J. Kelly, III
/s/ JOSEPH MAURIELLO	Director	February 23, 2018
Joseph Mauriello
/s/ EUGENE M. MCQUADE	Director and Chairman of the Board of Directors	February 23, 2018
Eugene M. McQuade
/s/ SIR JOHN VEREKER	Director	February 23, 2018
Sir John Vereker