Form 10-K/A
period 2017-12-31
XL GROUP LTD
filed 2018-04-06
CIK 875159

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

XL GROUP LTD

EXPLANATORY NOTE
XL Group Ltd (referred to as XL, the Company, we, our or us) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed on February 23, 2018 (the “Original Form 10-K”) to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2017.
On March 5, 2018, we announced that XL had entered into an agreement and plan of merger with AXA SA ("AXA"), under which AXA would acquire 100% of XL's common stock in exchange for cash proceeds in the aggregate of $15.3 billion (the "AXA transaction"). The AXA transaction is expected to close in the second half of 2018, subject to approval by XL's shareholders and other customary closing conditions, including the receipt of required regulatory approvals. For further information, see the Company's Current Report on Form 8-K filed on March 5, 2018.
Given the expected timing for the closing of the proposed AXA transaction, we are filing this Form 10-K/A to include Part III information because we do not intend to file a definitive proxy statement within the required time period. The impact of the AXA transaction on compensation arrangements has not been addressed in this Form 10-K/A. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Form 10-K/A.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety to include the currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, which are required to be filed as exhibits to this Form 10-K/A. Because no financial statements are contained within this Form 10-K/A, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Form 10-K/A does not amend, modify or otherwise update any other information in the Original Form 10-K. Except as reflected herein, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain elements of the information required by this item relating to the executive officers of the Company may be found within Part I., Item 1. of the Original Form 10-K under the headings "Executive Officers of the Registrant." The balance of the information required by this item follows below.
Our Board of Directors
Our Board currently consists of 12 directors. We do not expect to hold an annual general meeting ("AGM") in 2018 if the AXA transaction is completed on the timeline currently contemplated. However, if the AXA transaction is delayed or terminated such that a 2018 AGM is required, with the exception of Mr. Nevels, each Director's term will end immediately following the date of our 2018 AGM unless re-elected. As previously announced, Mr. Nevels has notified the Company that he will not stand for re-election at the 2018 AGM.

RAMANI AYER

Age: 70 Director Since: February 2011 Committees: Compensation (Chair) Governance CSR Sub-Committee Risk and Finance	Career Highlights > Chairman of the board of directors and Chief Executive Officer, The Hartford Financial Services Group Inc. (“The Hartford”), a (re)insurance company (February 1997–October 2009)
OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Current member, and former Chairman, of the board of the Hartford Healthcare Corporation
>    Vice Chairman of the Connecticut Council for Education Reform
>    Director, The Cape Cod Foundation
>    Former Chairman of the American Insurance Association, the Property & Casualty CEO Roundtable and the Insurance Services Office
>    Former Chairman of the Hartford Hospital
>    Former member of the board of Maharishi University of Management
KEY QUALIFICATIONS
During his 36-year career with The Hartford, Mr. Ayer held progressively senior roles. Mr. Ayer’s long tenure as the Chairman of the board and CEO of The Hartford, during which time he built the company into a recognized leader in P&C insurance, provides him a wealth of experience with respect to the varied and complex issues that confront large (re)insurers, such as the Company, and makes him well suited to serve as the Chairman of the Management Development and Compensation Committee (the "Compensation Committee"). In particular, Mr. Ayer’s vast knowledge and experience in the P&C space complement the expertise of our other Directors and benefits us as we continue to build on our solid foundation, global platform and depth of underwriting talent.

DALE R. COMEY

Age: 77 Director Since: November 2001 Committees: Audit Operations and Technology Risk and Finance
Career Highlights
>    Executive Vice President, ITT Corporation (1990–1996), responsible for directing operations of several ITT business units, including ITT Hartford and ITT Financial Corporation
>    President of ITT Hartford’s Property & Casualty Insurance Business (1988–1990)

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Former Director, St. Francis Hospital and Medical Center, Hartford, Connecticut
>    Former Alternate Lead Director, XL Capital Ltd Board of Directors
KEY QUALIFICATIONS
Mr. Comey brings an actuarial background and extensive operational and business leadership skills to the Board. Through his experience serving in various senior leadership positions with ITT Corporation, he has first-hand knowledge of the varied and complex financial, operational and governance issues that confront large (re)insurers, such as the Company. This experience makes him well-suited to serve as a Director of the Company. In addition, Mr. Comey’s experience gained from serving as a director of a non-profit institution adds to the depth and breadth of his knowledge of operations, strategy and best practices in corporate governance.

CLAUS-MICHAEL DILL

Age: 64 Director Since: August 2015 Committees: Audit Governance (Chair) Risk and Finance
Career Highlights
>    Chief Executive Officer, Damp Holding AG, a hospital group (January 2006–December 2008)
>    Chief Executive Officer, AXA Konzern AG, a (re) insurer (April 1999–September 2005), responsible for operations in Germany and Central Europe, and member of the AXA Group Executive Committee
>    Chief Financial Officer and Group Management Board Member, Gerling Konzern AG, a (re)insurer (February 1995–April 1999), responsible for asset management/financials and strategic restructuring

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Prior chief executive officer and chief financial officer positions at Vereinte Insurance AG and other Swiss Re Group companies
>    Supervisory Board Member, MLP AG
>    Vice Chairman of the Supervisory Boards of HUK Coburg VaaG, HUK Coburg Holding AG and HUK Coburg Insurance AG
>    Former Supervisory Board Member and Chairman, General Reinsurance AG
KEY QUALIFICATIONS
Mr. Dill’s career in the insurance and reinsurance industries, spanning more than 30 years, includes experience serving as a chief executive officer, chief financial officer, and executive and non-executive director, among other management positions. He also possesses broad international experience, having worked across Europe, the United States, and Australasia. This combination of industry experience and geographic breadth makes Mr. Dill well-qualified to serve as a Director of our Board.

ROBERT R. GLAUBER

Age: 79 Director Since: September 2006 Committees: Compensation Governance Risk and Finance (Chair) Other U.S. Listed Public Company Directorships: Current: Northeast Bancorp Past Five years: Moody’s Corp.
Career Highlights
>    Chief Executive Officer, National Association of Securities Dealers (now FINRA), the private-sector regulator of the U.S. securities markets (2000–2006), and Chairman (2001–2006)
> Under Secretary of the Treasury for Finance (1989–1992)
> Harvard University, Harvard Business School Professor of Finance (1964–1989), Kennedy School Lecturer (1992–2000; 2007–Present) and Harvard Law School Visiting Professor (2007 and 2009)

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Executive Director of the Task Force (“Brady Commission”) appointed by President Reagan to report on the October 1987 stock market crash
>    Former independent Chairman of the Board, XL Group plc
>    Chairman of the Board of Directors, Northeast Bancorp
>    Former Director, Pioneer Global Asset Management S.p.A. (Milan)
>    Senior Advisor, Peter J. Solomon Co. (November 2006 to Present)
>    Former Director of Moody’s Corp, Federal Home Loan Mortgage Corp. (“Freddie Mac”), a number of Dreyfus mutual funds, the Korean Financial Service’s International Advisory Board and the Investment Company Institute
>    Former Vice Chairman of the Trustees, International Accounting Standards Board
>    Former President of the Metropolitan Opera Club, Overseer of the Boston Symphony Orchestra and Executive Committee member of the Metropolitan Opera Guild
KEY QUALIFICATIONS
Mr. Glauber’s strong management background in both the public and private sectors, and his expertise in financial services regulation, public policy and corporate governance provide him the consensus-building and leadership skills necessary to serve as a Director and the Chair of our Risk and Finance Committee. In addition, Mr. Glauber’s variety of experience serving as a current or former director of several large financial companies adds to the depth and range of his contribution to the Board.

EDWARD J. KELLY, III

Age: 64 Director Since: August 2014 Committees: Audit Governance CSR Sub-Committee Risk and Finance Other U.S. Listed Public Company Directorships: Current: CSX Corp., Metlife, Inc.
Career Highlights
>    Various executive leadership positions at Citigroup, Inc., a financial services corporation, including Chairman, Institutional Clients Group (January 2011–July 2014), Chairman, Global Banking (April 2010–January 2011), Vice Chairman (July 2009–March 2010), Chief Financial Officer (March 2009–July 2009), Head of Global Banking (September 2008–March 2009), President and Chief Executive Officer, Citi Alternative Investments (March 2008–August 2008) and President, Citi Alternative Investments (February 2008–March 2008)
>    Managing Director, The Carlyle Group, an asset management firm (June 2007–January 2008)
>    Chairman, CEO and President (March 2003–March 2007) and President and CEO (March 2001–March 2003), Mercantile Bankshares Corporation, a financial services corporation, and Vice Chairman, PNC Financial Services Group, following its acquisition of Mercantile (March 2007–June 2007)
>    Various executive leadership positions at J.P. Morgan & Co. (and its predecessor company J.P. Morgan & Co. Incorporated), a financial services corporation (1994–2001), including General Counsel and Managing Director and Head of Global Financial Institutions

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Partner, Davis Polk & Wardwell LLP, a law firm
>    Director, CSX Corp (July 2002–Present), currently serving as non-executive Chairman
>    Director, Metlife, Inc. (February 2015–Present)
>    Member, Board of Directors, Focused Ultrasound Foundation, a non-profit entity (June 2015–Present)
>    Former Director of The Hartford, Axis Capital Holdings Ltd. and Paris RE Holdings, among others
KEY QUALIFICATIONS
Mr. Kelly brings deep knowledge of the financial services industry and a unique perspective to the Company, particularly in the areas of capital management and strategic execution, as a result of his more than 25 years of operating, regulatory and investment experience in the financial services industry. This unique perspective, combined with his knowledge gained from serving as a current or past director of public corporations with global operations, provides him with a wealth of experience to draw from in his oversight role as a Director of the Company.

JOSEPH MAURIELLO

Age: 73 Director Since: January 2006 Committees: Audit (Chair) Operations and Technology Risk and Finance Other U.S. Listed Public Company Directorships: Past Five Years: Arcadia Resources, Inc.
Career Highlights
>    Numerous leadership positions during his 40-year career at the accounting firm KPMG, including Deputy Chairman and Chief Operating Officer and a Director of KPMG LLP (United States) and KPMG Americas Region (2004–2005) and Vice Chairman of Financial Services (2002–2004)

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Trustee, Fidelity Funds (July 2007–Present)
>    Member of the Board of Overseers, Peter J. Tobin School of Business at St. John’s University (January 2015–Present), and Member Emeritus of the Board of Overseers, School of Risk Management, Insurance and Actuarial Science of the Peter J. Tobin College of Business at St. John’s University
>    Trustee, St. Barnabas Medical Center (2003–Present) and RWJ Barnabas Health Care System (2008–Present)
>    Director, Lupus Research Alliance (2006–Present)
>    Former Director, Arcadia Resources, Inc.
>    Certified Public Accountant (Retired) in New York and Member of the American Institute of Certified Public Accountants
KEY QUALIFICATIONS
Mr. Mauriello’s significant experience in the independent public accounting and financial services industries, including a 40-year tenure in senior positions with the leading international accounting firm of KPMG, makes him well-qualified to serve in his current position as Chair of the Audit Committee. He has in-depth familiarity with financial accounting practices and reporting responsibilities, including those unique to property, casualty and specialty insurance and reinsurance companies. In addition, the Board benefits from Mr. Mauriello’s breadth of experience serving, or previously serving, on the boards of directors of other entities that have, or control other entities that have, publicly traded securities.

MICHAEL S. MCGAVICK

Chief Executive Officer Age: 60 Director Since: April 2008
Career Highlights
>    Chief Executive Officer, XL Group Ltd (May 2008–Present)
>    President and Chief Executive Officer (January 2001–December 2005) and Chairman (January 2002–December 2005), of Safeco Corporation, a (re)insurer
>    Various senior executive positions with CNA Financial Corporation (1995–2001), a (re)insurer, including President and Chief Operating Officer of its largest commercial insurance operating unit

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Member of the Geneva Association (2011–Present), currently serving as Chairman
>    Member, and former Chairman, of the American Insurance Association (2008–Present)
>    Member, the Global Reinsurance Forum (2009–Present)
>    Director, Save the Children Action Network, a non-profit social welfare organization (2015–Present)
>    Former Director, Blue Marble Microinsurance, an industry consortium focused on microinsurance (2015–2018)
>    Former Director, Insurance Information Institute (2008–2015)
>    Former Chairman of the Association of Bermuda Insurers and Reinsurers
>    Former Director of the American Insurance Association’s Superfund Improvement Project in Washington, D.C., serving as the Association’s lead strategist in working to transform U.S. Superfund environmental laws
KEY QUALIFICATIONS
Upon joining the Company in 2008, Mr. McGavick pioneered and led a successful turnaround of XL and several strategic actions. These actions initially included the successful implementation of our strategy to simplify our organizational structure, re-focus on core property, casualty and specialty insurance and reinsurance businesses, enhance our enterprise risk management capabilities and attract and retain industry talent. Further strategic advancements were made with the acquisition of Catlin, the reinsurance of the vast majority of our run-off life portfolio, and several smaller acquisitions to add teams and business lines to further grow the Company.
Mr. McGavick provides innovative leadership and knowledge of all aspects of our business, and has a proven track record in the insurance industry, especially relating to turnaround management. The May 2015 acquisition of Catlin, which has strengthened the position and relevance of our core P&C business, and work to integrate Catlin’s businesses with the Company’s existing businesses, exemplifies Mr. McGavick’s leadership in action. In addition, Mr. McGavick’s previous political and public affairs experience and active involvement in various industry associations enhances his contribution to the Company and the Board.

EUGENE M. MCQUADE

Independent Chairman Age: 69 Director Since: July 2004 Committees: Compensation Governance CSR Sub-Committee Risk and Finance Other U.S. Listed Public Company Directorships: Current: Citigroup, Inc.
Career Highlights
> Vice Chairman, Citigroup Inc. (April 2014–May 2015), a financial services company
>    Chief Executive Officer, Citibank, N.A., a commercial bank (August 2009–April 2014)
>    Various senior positions in the financial services industry, including Vice Chairman and President of Merrill Lynch Banks (U.S.), President and Chief Operating Officer of Freddie Mac, President and Chief Operating Officer of FleetBoston Financial Corporation and, subsequent to Bank of America Corporation’s (“Bank of America”) acquisition of FleetBoston, President of Bank of America

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Director, Citigroup, Inc. (July 2015–Present)
>    Director, Citibank, N.A. (August 2009–Present)
>    Vice Chairman, Promontory Financial Group Advisory Board (July 2015–Present)
>    Trustee (2010–Present) and Board of Governors (2016–Present), Boys and Girls Club of America
>    Former Director of Bank of America, FleetBoston Financial Corporation and Freddie Mac
KEY QUALIFICATIONS
Mr. McQuade has extensive experience and financial expertise through his service in management positions such as CEO, president, vice chairman, chief financial officer and chief operating officer of several global, publicly traded financial institutions. This expertise makes him well-qualified to serve as the independent Chairman of our Board. In addition, the Board derives valuable insight and benefit from Mr. McQuade’s judgment and experience as a current or former member of the board of directors of several financial institutions.

JAMES E. NEVELS

Age: 66
Director Since:
October 2017
Committees:
Audit
Governance
Risk and Finance
Other U.S. Listed Public
Company Directorships:
Current: Alcoa Corporation, First Data Corp, WestRock Corp
Past Five Years: The Hershey Company, Tasty Baking Company

Career Highlights
>    Chairman and Founder, The Swarthmore Group, an investment advisory firm (1991–Present)
>    Former Director (January 2010–December 2015), Deputy Chairman (January 2012–January 2014) and Chairman (January 2014–December 2015), Federal Reserve Bank of Philadelphia
>    Former member (2004–2007) and Chairman (2005–2007) of the advisory committee to the Pension Benefit Guaranty Corporation

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Director, WestRock Company (2014–Present), currently serving as Lead Independent Director
>    Director, Alcoa Corporation (2016–Present)
>    Director, First Data Corp (2014–Present)
>    Former Chairman and Lead Independent Director of The Hershey Company and former Director of the Tasty Baking Company
>    Former Chairman of the Philadelphia School Reform Commission, overseeing the turnaround of the Philadelphia School System
KEY QUALIFICATIONS
Mr. Nevels' experience as an investment advisor provides him with deep expertise in the securities and investment industry. The Board also gains valuable insight from Mr. Nevels' broad financial and legal experience, as well as his corporate governance expertise gained from his experience as the current or former lead independent director or chairman of large public companies. The skills derived from this experience make him well-qualified to serve as a Director.

ANNE STEVENS

Age: 69 Director Since: April 2014 Committees: Audit Operations and Technology (Chair) Risk and Finance Other U.S. Listed Public Company Directorships: Past Five Years: Lockheed Martin Corporation
Career Highlights
>    Chief Executive Officer of GKN plc (January 2018–Present), a global engineering company
>    Chief Executive Officer and Principal, SA IT Services, an information technology outsourcing company (June 2011–November 2013) and Chairman (June 2011–December 2014)
>    Chairman, President and Chief Executive Officer, Carpenter Technology Corporation (November 2006–November 2009)
>    Various senior management positions during 16 years with automaker Ford Motor Company, including Executive Vice President and Chief Operating Officer of The Americas (November 2005–October 2006), Group Vice President, Canada, Mexico and South America (October 2003–October 2005), Vice President, North America Vehicle Operations (August 2001–October 2003) and Vice President, North America Assembly Operations (April 2001–August 2001)

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Director, Lockheed Martin Corporation (2002–2017)
>    Director, Anglo American plc (2012–Present)
>    Director, GKN plc (2016–Present)
>    Trustee, Drexel University
>    Member of the National Academy of Engineering
KEY QUALIFICATIONS
Ms. Stevens obtained broad experience at Ford Motor Company in managing the challenges associated with global organizations, particularly in the areas of operations management, talent management and governance. The skills derived from this experience make her well-qualified to serve as a Director. The Board also derives benefit from her current or prior experience as director of three other publicly traded companies with global operations, and her past experience serving as the Chair of Lockheed Martin’s compensation committee from 2011 to 2015.

SIR JOHN M. VEREKER

Age: 73 Director Since: November 2007 Committees: Compensation Governance CSR Sub-Committee (Chair) Risk and Finance
Career Highlights
>    Governor and Commander-in-Chief of Bermuda (April 2002–October 2007)
>    United Kingdom’s (“U.K.”) Permanent Secretary of the Department for International Development and of its predecessor, the Overseas Development Administration (1994–2002)
>    Various senior public sector roles, including serving as Private Secretary to three U.K. Ministers of Overseas Development, Deputy Secretary for the U.K. Department of Education and Science, and positions with the World Bank and the Policy Unit of the British Prime Minister’s Office

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Governor, the Ditchley Foundation, a charitable organization focused on international relations research
>    Former Director, MWH Global, a wet infrastructure engineering company
>    Former board member of the British Council, the Institute of Development Studies and the Institute of Manpower Studies and Voluntary Services Overseas
>    Former Advisory Council member of the Center for Global Ethics and for the British Consultancy and Construction Bureau
>    Former Advisor to the U.N. Secretary-General’s Millennium Development Project
>    Former Member of the Volcker panel, which investigated the World Bank’s institutional integrity

KEY QUALIFICATIONS
As a result of his extensive career in the public sector, Sir John Vereker provides valuable insights to the Board in the areas of government relations and external affairs. In particular, Sir John Vereker’s significant public sector experience and previous leadership positions in Bermuda and the U.K. bring depth to the Board’s oversight of public policy matters on a global basis and makes him well-qualified to serve as a Director.

BILLIE WILLIAMSON

Age: 65
Director Since:
February 2018
Committees:
Audit
Risk and Finance

Other U.S. Listed Public
Company Directorships:
Current: CSRA, Inc., Pentair plc
Past Five Years: Janus Capital Group, Inc., Annies, Inc., Exelis, Inc.

Career Highlights
>    Senior assurance partner of accounting firm Ernst & Young LLP (1998–2011), and member of the Americas Executive Board (2006–2008) and the U.S. Executive Board (2008–2011)
>    Senior Vice President, Finance, and Corporate Controller Marriott International (1996–1998)
>    Chief Financial Officer, AMX Corp. (1993–1996)

OTHER PROFESSIONAL AND LEADERSHIP EXPERIENCE
>    Extensive accounting experience from her career with Ernst & Young spanning over three decades, including as Auditor (1974–1984) and Partner (1984–1993)
>    Director, CSRA, Inc., an information technology and professional services company (2015–Present)
>    Director, Pentair plc, a diversified industrial manufacturing company (2014–Present)
>    Director, Energy Future Holdings Corporation, an electric utility company (2013–Present) (formerly NYSE-listed)
>    Director, Pharos Business Development Company (2018–Present)
>    National Association of Corporate Directors Board Leadership Fellow
KEY QUALIFICATIONS
As a result of her career with Ernst & Young, Ms. Williamson possesses broad and deep public company auditing and audit process, financial reporting, corporate oversight and controls experience. In addition, her former leadership and strategic planning experience as a controller and chief financial officer, as well as her experience as a current or former director of several public companies, provides invaluable experience to our Board and its Audit and Risk and Finance Committees.

Corporate Governance
DIRECTOR NOMINATION PROCESS
The Nominating, Governance and External Affairs Committee ("the Governance Committee") considers recommendations for new Board of Directors (the "Board") members from Directors, management and others, including shareholders. Shareholders may submit such recommendations to the Governance Committee in care of the Company Secretary at XL Group Ltd, O’Hara House, One Bermudiana Road, Hamilton HM 08, Bermuda. To aid the Governance Committee in reviewing any such recommendations, shareholders are requested to provide the information regarding the nominating shareholder and the proposed candidate set forth in section 12 of our bye-laws, including information that would be required in connection with a solicitation of proxies for the election of directors in a contested election pursuant to Section 14(a) of the Exchange Act, and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve if elected. Nominees for Director who are recommended by shareholders to the Governance Committee will be evaluated in the same manner as any other nominee for Director.
AUDIT COMMITTEE
Our Audit Committee is composed of six directors - Messrs. Mauriello (Chair), Comey, Dill, Kelly and Nevels and Ms. Stevens - each of whom has been determined to be "financially literate" as such term is defined by applicable NYSE and SEC requirements. In addition, the Board determined that Mr. Mauriello is an "audit committee financial expert" under SEC rules (and is considered independent under NYSE listing standards).
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE reports on Forms 3, 4 and 5 concerning their ownership of our shares and other equity securities.
We believe that all of our Directors and executive officers who are Section 16 filers filed all of such reports on a timely basis during the year ended December 31, 2017.
CODE OF CONDUCT
We have adopted a Code of Conduct that applies to all of our Directors, officers (including the CEO) and employees. We will post on our website at www.xlgroup.com any amendment to or waiver under the Code of Conduct granted to our CEO, principal financial officer, principal accounting officer, controller or other person performing similar functions that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K under U.S. federal securities laws.

ITEM 11.	EXECUTIVE COMPENSATION
Executive Compensation
COMPENSATION DISCUSSION & ANALYSIS
The Compensation Discussion & Analysis (the "CD&A") describes the Company's compensation philosophy and program for the NEOs listed below during 2017. It also describes our 2017 performance and the compensation decisions made by the Compensation Committee (the “Committee” within this CD&A).

2017 Named Executive Officers
Michael McGavick – Chief Executive Officer
Stephen Robb – Executive Vice President, Chief Financial Officer*
Gregory Hendrick – President, Property & Casualty**
Charles Cooper – Executive Vice President, Chief Executive, Reinsurance
Kirstin Gould – Executive Vice President, General Counsel & Secretary
Stephen Catlin – Former Executive Deputy Chairman#
Peter Porrino – Former Executive Vice President, Chief Financial Officer^

*	Stephen Robb has served as Executive Vice President, Chief Financial Officer since May 1, 2017.

**	As previously announced, Gregory Hendrick had been promoted to the role of President and Chief Operating Officer, effective March 5, 2018.

#
Stephen Catlin served as Executive Deputy Chairman until May 15, 2017, at which time he became Special Advisor to the Chief Executive Officer; at year end 2017 he retired and became a consultant to the Company, effective January 1, 2018.

^	Peter Porrino served as Executive Vice President, Chief Financial Officer until April 30, 2017 at which time he became Advisor to the Chief Executive Officer.
EXECUTIVE SUMMARY
Announcement of Entry into Agreement and Plan of Merger with AXA
On March 5, 2018, we announced that XL had entered into an agreement and plan of merger with AXA, under which AXA would acquire 100% of XL's common stock in exchange for cash proceeds in the aggregate of $15.3 billion. The AXA transaction is expected to close in the second half of 2018, subject to approval by XL's shareholders and other customary closing conditions, including the receipt of required regulatory approvals. The impact of the AXA transaction on compensation arrangements has not been addressed in this Form 10-K/A. See the "Explanatory Note" for further information.

2017 Business Performance & Strategic Initiatives
XL’s strategy is to create an operating environment and culture attractive to the best talent in our industry, combined with an understanding of how technology enables our people to have superior insight, a lower cost base of operations, and the ability to innovate solutions and business models to keep up with the dynamic risks of our clients.
The execution of this strategy in 2017 produced solid underlying performance, which was overshadowed by significant natural catastrophe related losses which meant that our full year 2017 financial results were disappointing to us and to our shareholders. However, we feel positive about our market positioning across many important dimensions including: our solid capital position, progress made in our 2017 ex-catastrophe underwriting results, the many indicators of our growing market leadership and how we’ve put learnings from 2017 into practice to better position us for 2018 and the changing (re)insurance pricing environment.

2017 PERFORMANCE SUMMARY
> Earnings, ROE and Total Shareholder Return ("TSR"): Our earnings, ROE and TSR were impacted by the significant natural catastrophes in 2017. Our net loss in 2017 was $560 million and we generated an operating loss of $522 million compared to operating earnings of $461 million in 2016. Our ROE was -5.4% and our Operating ROE ex-integration and AOCI (as defined in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Key Financial Measures) was -4.8%. While natural catastrophe losses in the second half of 2017 clearly impacted our full year results and generated a -3.5% TSR, we believe that our Operating ROE ex-integration and AOCI in the first half of the year of 6.1% signaled the growing earnings power our diversified platform is capable of delivering.
> Underwriting & Portfolio Management: Underwriting results in 2017 were also negatively impacted by the significant catastrophes in the year as evidenced by a combined ratio ("CR") of 108.3%. Excluding the impact of these events, we delivered an insurance accident year ex-catastrophe CR of 91.6%, compared to 93.3% for 2016.
> Market presence: Our P&C gross premiums written increased by 8% to $14.8 billion in 2017, compared to 2016, as our new product and innovation initiatives gained ground while we maintained our focus on disciplined underwriting.
> Continuous Improvement: We continued to focus on driving operating expense leverage with investments in the business commensurate with growth in written premiums. Excluding integration costs, operating expenses decreased from $1.84 billion to $1.69 billion from 2016 to 2017, including the 2017 benefit of lower variable compensation costs resulting from the impact of the catastrophe losses on our results.
> Capital Management: Our significant capital buffer allowed us to absorb natural catastrophe losses in 2017. At year-end, our capital position remained solid with a surplus to internal, rating agency and regulatory models. In 2017 we repurchased $572 million of XL common shares before we suspended our repurchase program during the third quarter.

FOCUSED ON OUR LONG-TERM STRATEGY
In 2017, management continued to focus on driving our business strategy and operating plan by executing on key strategic initiatives, including:
> Our diversified P&C portfolio: We believe our initiatives and actions in 2017 positioned us to benefit from expected rate changes and the accelerated use of alternative capital.  These actions were intended to optimize the balance of risk and return, enhancing our catastrophe exposure profile while retaining a leading position in both the insurance and reinsurance businesses.
> Innovation: We introduced 26 new or enhanced risk products while our internal innovation team, Accelerate, piloted AI, blockchain and advanced data solutions to create faster and better risk insight. Externally, XL Innovate, our venture capital arm, continued to invest in insuretech startups across a range of disruptive opportunities.
> Implementation of a realigned P&C operating model: By streamlining the reporting and oversight of business units, we created clearer accountability and greater insight into the needs of clients and brokers.
> Continued support of our Diversity & Inclusion strategy: Our Diversity & Inclusion strategy increases our ability to attract and retain talent in a way that differentiates us in our industry.

RECOGNITION FOR OUR ACHIEVEMENTS
As a result of these efforts, we received recognition in 2017 for a number of achievements, including:
> Highest in Customer Satisfaction among Large Commercial Insurers in the J.D. Power 2017 Large Commercial Insurance Study, conducted in the U.S. and Canada, for the second year in a row.
> Top in the London Market Gracechurch Survey across nearly every metric, earning their Quality Marque, for the second year in a row.
> Ranked #1 for industry product innovation by Advisen's 2017 Pacesetter Index for the second year in a row.

Responsiveness to Our Shareholders
The Board is committed to ensuring we are responsive to our shareholders, including with respect to our compensation program. We regularly engage with shareholders during the year, and enhanced our engagement program beginning in 2016. In the lead up to our 2017 AGM we commenced a comprehensive, multi-stage engagement program to better understand the views of our shareholders. In light of the disappointing level of support for last year's Say on Pay vote, which was 68% favorable, our meetings following our 2017 AGM were particularly focused on understanding shareholders' viewpoints with respect to compensation. During our discussions, we asked for shareholders' input on our compensation program and solicited feedback on changes being considered to our compensation program.
MULTI-STAGE SHAREHOLDER ENGAGEMENT PROGRAM
We gained valuable insight into the governance and compensation matters that are important to our shareholders through our multi-stage engagement program. The feedback from our outreach efforts was shared with the Committee, the Governance Committee and the full Board, and factored into the Committee’s deliberations and decision making throughout the year. Our 2017 process included the following:

(1) ANNUAL MEETING Engaged in the lead-up to the 2017 AGM to understand concerns of investors (reached out to shareholders representing ~71% of our outstanding shares; engaged with ~37%)
(2) LISTENING TOUR
Immediately following the 2017 AGM, we conducted a Listening Tour to receive feedback from shareholders in a timely manner to help inform the Compensation Committee’s next steps (reached out to shareholders representing ~55% of our outstanding shares; engaged with ~43%)

(3) BROAD-BASED OUTREACH
Additional outreach to shareholders in late Fall 2017 to solicit feedback on changes being considered to our compensation program, as well as our corporate governance practices (reached out to shareholders representing ~66% of our outstanding shares; engaged with ~48%)

ACTIONS TAKEN AS A RESULT OF SHAREHOLDER ENGAGEMENT
In connection with the Committee’s regular assessment of our compensation program, and informed by shareholders' feedback, we made the following decisions regarding our 2017 Annual Incentive Program ("AIP") payouts, as well as the structure of our 2018 compensation program:

	Shareholder Feedback		Actions We've Taken
AIP	>	Increase disclosure of the rigor of qualitative performance assessment	✓	Added greater specificity around goal setting and assessment of operational and strategic objectives
	>	Consider relative performance in payout determination	✓	Formalized the consideration of relative performance versus peers in determining final payouts
Long-Term Incentive Program ("LTIP")			Changes to 2018 Structure:
	>	Desire to see closer alignment between CEO pay level, financial performance and TSR on absolute and relative basis	✓	Consider relative performance over trailing three- and one-year periods in determining CEO's actual LTIP grant
	>	Desire to see targets incentivize relative out-performance versus peers	✓	Increase weighting of performance units ("PUs") within LTIP from 50% to 60%, placing more emphasis on performance-based awards
			✓	Raise 2018 PU relative growth in book value per share plus dividends target to the 55th percentile
			✓	Add a TSR modifier to PU awards to cap payout at target in the event of negative TSR performance
Impact of 2017 Performance and Shareholder Feedback on CEO / NEO Pay
Our compensation program is designed to ensure strong alignment between executive pay, Company and individual performance and shareholder value creation by providing competitive target compensation that includes both short-term and long-term incentives that motivate and reward executives to achieve our near-term goals and longer-term strategic objectives.
2017 was a year where our performance was marked by headwinds primarily due to the high level of catastrophes occurring in the second half of the year. Our 2017 compensation program performed in line with the Committee’s expectations in a year of relative poor performance. Despite a solid first half of 2017, we failed to achieve our threshold CR goals for our annual incentive awards, resulting in a 0% performance factor for our quantitative annual program metric. While we achieved many of our strategic and operational objectives, as previously described and further outlined under Executive Compensation Components - AIP Award Determinations, given our absolute performance and relative TSR, the Committee determined that our most senior executives should not receive annual incentive award payouts for 2017.

2017 ANNUAL INCENTIVE PROGRAM PAYOUTS*

NEO	Title	2017 Annual Incentive
Michael McGavick	Chief Executive Officer Appointed March 2008	Target Annual Incentive: $3,750,000 Annual Incentive Awarded: $0 (0% of target)
Stephen Robb	Chief Financial Officer Appointed May 2017	Target Annual Incentive: $897,750 Annual Incentive Awarded: $269,325 (30% of target)
Gregory Hendrick	President, Property & Casualty Appointed January 2017	Target Annual Incentive: $1,620,000 Annual Incentive Awarded: $0 (0% of target)
Charles Cooper	Chief Executive, Reinsurance Appointed January 2017	Target Annual Incentive: $980,000 Annual Incentive Awarded: $294,000 (30% of target)
Kirstin Gould	Executive Vice President, General Counsel & Secretary Appointed September 2007	Target Annual Incentive: $550,000 Annual Incentive Awarded: $165,000 (30% of target)
* Mr. Porrino and Mr. Catlin retired from their executive positions during 2017 and each remained with the Company in non-executive capacities. In light of their executive roles at the beginning of the year, their annual incentive awards were 0% of target, resulting in payouts of $0.

IMPACT ON PERFORMANCE UNITS VESTING IN 2017
The performance period for the 2015 PUs began on May 1, 2015 and ended on December 31, 2017. Based on relative TSR performance over the performance period, the 2015 PUs did not achieve the required threshold level of performance, resulting in a performance factor of 0%, and no payout for the NEOs.

NEW PROCESS FOR DETERMINING CEO LTIP AWARD
The process for determining our CEO's 2018 LTIP award included a formal review of relative performance against our performance peers to determine if a downward adjustment to the CEO's actual LTIP award versus target LTIP was appropriate. Under this new review process, if trailing performance relative to our performance peers was not at or above the top quartile of the market, the Committee had discretion to reduce the actual award. While this review was not formulaic and the Committee considered a number of performance metrics, it placed particular emphasis on trailing three-year and one-year TSR.

2018 CEO LTIP:
>    Based on the process outlined above, the Committee elected to reduce the CEO's 2018 LTIP award versus his 2018 target award (which was the same as his 2017 actual award) by $1.5 million given bottom quartile three-year TSR performance against our performance peers.

TOTAL IMPACT OF MOST RECENT CEO PAY DECISIONS VERSUS TARGET
In direct response to shareholder feedback, in February 2018, the Committee decided to award no annual incentive to our CEO for the 2017 performance year and reduced his 2018 LTIP award by $1.5 million in light of relative performance against our performance peers. The combination of these pay decisions resulted in a 41% reduction (from $12,750,000 to $7,500,000) to the CEO's compensation as compared to his 2017 target compensation.

Strong Governance Practices
Our executive compensation practices continue to incorporate strong corporate governance features that include:

✓	Oversight of compensation and benefit programs by a Committee of independent Directors	✓	No repricing or cash buy-outs of underwater stock options
✓	Use of an independent executive compensation consulting firm that reports directly to the Committee and provides no other services to the Company	✓	Significant XL share ownership requirements and the retention of 100% of shares earned from equity awards (net of taxes) for one year following vesting
✓	Capped Annual Incentive awards	✓	Prohibition against hedging and pledging XL shares
✓	Grants of performance-contingent equity awards that require meeting established goals in order to receive an award	✓	No excise tax gross-ups in any employment agreements entered into post-2009
✓	Annual assessment of potential risks associated with compensation plans, policies and practices	✓	Executive participation in the same benefit programs as all other employees
✓
A double-trigger change in control provision in equity awards granted after January 1, 2015 that provides for accelerated vesting only if XL terminates the executive’s employment without cause or the executive terminates employment for good reason following a change in control (unless the awards are not honored, assumed or substituted with substantially equivalent awards by the acquiring company)

		✓	Formal shareholder engagement program covering strategy, governance and compensation practices
		✓	Compensation clawback policy to recoup cash and equity awards from executives in the event of a material error, serious misconduct, or willful misconduct that results in a financial restatement

EXECUTIVE COMPENSATION COMPONENTS
Pay for Performance Philosophy
Our compensation program is designed to ensure strong alignment between executive pay and Company and individual performance by including both short-term and long-term incentives that motivate executives to achieve near-term goals and longer-term strategic objectives. The design of these programs is guided by the following principles:
GUIDING PRINCIPLES OF OUR COMPENSATION PROGRAM

✓	Ensure alignment with shareholder interests and reward executives for enhancing long-term shareholder value
✓	Consider multiple factors in setting target levels of compensation, including an executive’s role and responsibilities, performance, experience, expertise and competitor compensation information
✓	Allocate total compensation among annual base salary, annual cash incentive and long-term incentive awards so that it is heavily weighted towards performance-based pay
✓	Enable the attraction and retention of high caliber executive talent who will develop and successfully implement our business strategy
✓	Include qualitative components and strong governance practices that mitigate risk and drive appropriate behaviors
2017 Compensation Program and Changes to 2018 Compensation Program
Based on the Committee’s annual assessment of our compensation program and in response to the shareholder feedback we received through our multi-stage engagement program (detailed above), the Committee made the following changes to our 2017 program and the overall structure of our 2018 compensation program. Since many of our 2017 compensation award decisions and programs were already made by the time we received the 2017 Say on Pay vote and shareholder feedback, some of the changes did not take effect until our 2018 compensation program. These changes include:

Component	2017 Program Pay Element	2017 Metrics and Weighting	Key Changes, Outcomes & Impact to CEO
Base Salary > Provides a fixed level of compensation for role and responsibilities	Cash		> No changes
Annual Incentive Program
> Recognize and reward the achievement of annual financial and non-financial objectives that are aligned with the annual operating plan approved by the Board
> Focus executives' attention on CR results and strategic and operational goals tailored to the executive

	Cash	70% financial results (quantitative results), based on CR results relative to operating plan
> For 2017, added a formal assessment of relative performance against our performance peer group to inform final payouts
> As a result of this formal assessment and the Committee's use of informed discretion, the CEO received no annual incentive award

		30% operational and strategic objectives (qualitative results)	> For 2018, added greater specificity around goal setting and assessment of operational and strategic objectives > Enhanced proxy disclosure regarding AIP process
Long-Term Incentive Program > Reward for attaining long-term performance goals associated with XL's business strategy and operating plan > Align compensation with shareholder value creation	50% PUs	50% Operating ROE ex-integration and AOCI relative to plan 50% growth in book value per share + dividends relative to peers
> For 2018 LTIP awards, increased weighting of PUs within long-term incentive program from 50% to 60%, placing more emphasis on performance-based awards
> Raised 2018 PU relative growth in book value per share plus dividends target from the 50th to the 55th percentile
> Added a TSR modifier to 2018 PU awards to cap payouts at target in the event of negative TSR performance over the performance period
> The CEO's actual 2018 LTIP grant size was informed by relative performance against our performance peer group, with emphasis on trailing three- and one-year TSR, and reduced by $1.5M versus target

> Focus attention on impact of long-term strategic decisions > Encourage retention of executives through the use of vesting requirements and overlapping performance periods	50% Other Equity 25% Options / 25% Restricted Stock Units ("RSUs")

PAY MIX AND EMPHASIS ON AT-RISK PAY
As the charts below illustrate, the largest portion (78%) of our NEOs' Target Total Direct Compensation (the combination of base salary and target annual incentive and long-term incentive award opportunities) is at risk and determined based on their individual contributions, our financial performance versus stated objectives and stock price performance versus peers. The smallest component of compensation is fixed base salary. The Committee believes that delivering the majority of Target Total Direct Compensation in the form of variable, performance-based incentive pay creates a direct link between actual realized compensation, our financial results and the creation of long-term shareholder value.

CEO TARGET PAY MIX	NEO TARGET PAY MIX*

*Excludes Messrs. Porrino and Catlin, who retired from their executive roles during 2017 but remained with the Company in non-executive roles.

2018 LTIP CHANGES	2018 LTIP SHIFT IN MIX
In response to feedback from our shareholders, we made the following changes to our 2018 LTIP program:
> Shifted the mix for 2018 LTIP awards to 60% PUs / 40% other equity, placing more emphasis on performance based awards.
> Raised 2018 relative growth in book value per share plus dividends target to the 55th percentile.
> Added a TSR modifier to PU awards to cap payouts at target in the event TSR performance is negative.
Performance Units 50% à 60%
Other Equity 50% à 40%
Benchmarking Compensation
The Committee annually reviews the compensation paid by the companies within our Compensation Peer Group to assess how target compensation for our executives is positioned. In addition, the Committee evaluates the Compensation Peer Group periodically to ensure it appropriately reflects our size, business mix of insurance and reinsurance operations, and competitors for executive talent. To more appropriately reflect XL’s larger size following the acquisition of Catlin Group Limited ("Catlin") in 2015, six additional companies were added to the Compensation Peer Group for 2017. These companies included The Progressive Corp., Lincoln National Corp., Marsh & McLennan Companies, Inc., Aon plc, Unum Group and Reinsurance Group of America, Inc. Since there are a limited number of companies from which to select peers with operations and size directly comparable to XL, this expansion of the peer group to include larger companies from the broader insurance industry was designed to position XL closer to the median of the Compensation Peer Group.
The Committee uses a separate and larger Performance Peer Group for evaluating our relative financial performance with respect to our performance-based LTIP awards. This Performance Peer Group includes companies that we compete with more directly for insurance and reinsurance business. We have chosen two separate peer groups because:

>
For the Performance Peer Group, company size is less relevant than it is for a compensation peer group. Having separate groups allows us to include companies in the Performance Peer Group that are significantly larger or smaller than us, that would not be appropriate compensation peers.

>	Since some performance peers are located outside the U.S., comparable compensation information is not always available for them.
See Executive Compensation Components – Long-Term Incentives for more information on our Performance Peer Group.
The table below provides financial details for the 2017 Compensation Peer Group. These companies may be different from those identified in our Original Form 10-K as insurance and reinsurance competitors or those included in the indices against which we compare our performance, as many of the companies used in the Original Form 10-K comparisons may be of significantly different size and/or are not competitors for executive talent.

2017 COMPENSATION PEER GROUP AND 2017 FINANCIAL RESULTS

Company Name	Revenues*	Total Assets*	Market Capitalization*
Chubb Ltd.	$32,376	$167,022	$67,780
The Travelers Companies, Inc.	$28,902	$103,483	$36,813
The Progressive Corp.	$26,815	$38,701	$32,761
The Hartford Financial Services Group	$16,974	$225,260	$20,083
Lincoln National Corp.	$14,257	$281,763	$16,765
Marsh & McLennan Companies, Inc.	$14,048	$20,429	$41,404
Reinsurance Group of America, Inc.	$12,516	$60,515	$10,050
XL Group Ltd	$11,328	$63,436	$9,002
Unum Group	$11,287	$64,013	$12,216
Aon plc	$10,037	$26,088	$33,178
CNA Financial Corporation	$9,542	$56,567	$14,387
W. R. Berkley Corporation	$7,685	$24,300	$8,707
Everest Re Group, Ltd.	$6,608	$23,592	$9,035
Alleghany Corporation	$6,425	$25,384	$9,174
Markel Corporation	$6,062	$32,805	$15,839
Arch Capital Group Ltd.	$5,512	$32,052	$12,404
Axis Capital Holdings Ltd.	$4,592	$24,760	$4,180
XL Group Ltd Percentile Rank	56%	69%	13%
*Millions of USD
The Committee evaluates each NEO’s Target Total Direct Compensation and the individual components relative to market data from the Compensation Peer Group, which is adjusted for company size where necessary. The process for determining compensation targets is not formulaic and market compensation data is only one of a number of factors that the Committee considers in setting pay. Other factors include each NEO’s specific roles and responsibilities, historical performance, expertise and experience, and unique business challenges.
Establishing 2017 Target Total Direct Compensation
The Committee reviewed competitive pay data for the Compensation Peer Group prepared by Meridian Compensation Partners, LLC ("Meridian"), its independent executive compensation consultant, in December 2016. After considering this compensation data as well as other criteria described above, the Committee established Target Total Direct Compensation for each NEO for 2017 as provided in the table below. Target Total Direct Compensation is discussed at the beginning of the year and approved in February, prior to any significant indication of the Company's full year 2018 financial performance. In setting NEO target compensation, the Committee does not attempt to position pay at any specific level relative to the competitive market.
Mr. Hendrick's Target Total Direct Compensation was increased for 2017 to reflect his promotion to a new role as President, Property and Casualty. Mr. Cooper was promoted to replace Mr. Hendrick as Chief Executive, Reinsurance. Mr. Porrino and Mr. Catlin each retired from their executive positions during 2017 and remained with the Company in a non-executive role. After stepping down from their executive roles, their Target Total Direct Compensation was reduced to reflect their more limited roles and responsibilities. As a result of Mr. Porrino's decision to retire as CFO, Mr. Robb was promoted to CFO in May 2017.

2016 AND 2017 NEO TARGET TOTAL COMPENSATION

	Target Total Direct Compensation
	2016	2017	Rationale For Any Change
Michael McGavick
Chief Executive Officer
Base Salary	$1,250,000	$1,250,000	No change
Target Annual Incentive	$3,750,000	$3,750,000
Long-Term Incentive Opportunity	$7,750,000	$7,750,000	As previously discussed, under the new process for determining the CEO's LTIP award, the 2018 award was reduced by $1.5 million versus target.
Target Total Direct Compensation	$12,750,000	$12,750,000
Stephen Robb
Executive Vice President, Chief Financial Officer
Base Salary		$665,000	New NEO
Target Annual Incentive		$897,750
Long-Term Incentive Opportunity		$1,500,000
Target Total Direct Compensation		$3,062,750
Gregory Hendrick*
President, Property & Casualty
Base Salary	$800,000	$900,000	Increased to reflect promotion to a new
Target Annual Incentive	$1,200,000	$1,620,000	role and greater responsibilities.
Long-Term Incentive Opportunity	$2,200,000	$2,980,000
Target Total Direct Compensation	$4,200,000	$5,500,000
Charles Cooper
Chief Executive, Reinsurance
Base Salary		$700,000	New NEO
Target Annual Incentive		$980,000
Long-Term Incentive Opportunity		$1,000,000
Target Total Direct Compensation		$2,680,000
Kirstin Gould
Executive Vice President, General Counsel & Secretary
Base Salary		$550,000	New NEO
Target Annual Incentive		$550,000
Long-Term Incentive Opportunity		$1,100,000
Target Total Direct Compensation		$2,200,000
*XL announced that Mr. Hendrick had been promoted to the role of President and Chief Operating Officer, effective March 5, 2018. In recognition of his expanded role, Mr. Hendrick's 2018 LTIP target and actual award increased to $4,000,000.
Annual Incentives (Cash Award) - Performance Metrics and Goal Setting
OVERVIEW
XL’s AIP is designed to motivate executives to achieve specified performance goals that are established and approved by the Committee (or the Board in the case of the CEO) at the beginning of each year and that are aligned with the Company’s strategy and operating plan as approved by the Board. Enterprise and business segment performance goals are measured quantitatively (“Quantitative Goals”) and represent 70% of the individual’s target annual incentive opportunity. Individual strategic and operational performance goals (“Qualitative Goals”) represent 30% of the individual’s target annual incentive opportunity. The target annual incentive opportunity for each NEO is based upon the NEO's position and responsibilities and competitive market annual incentive opportunities for similar positions within our Compensation Peer Group, in addition to other factors such as each NEO's specific roles and responsibilities, historical performance, expertise and experience, and unique business challenges.

In response to shareholder feedback, we made the following changes to our AIP:

>	For 2017, added a formal assessment of absolute and relative performance against our performance peer group to inform final AIP payouts.
>	For 2018, added greater specificity around goal setting and assessment of operational and strategic objectives and enhanced disclosure on the AIP process.
QUANTITATIVE GOAL: COMBINED RATIO (70% WEIGHTING)
Consistent with prior years and our operating plan and business strategy, the Committee selected CR as the primary Quantitative Goal for the 2017 AIP because it is aligned with net income and is a standard measure of underwriting profitability used by the P&C industry. CR is the sum of losses and loss expenses, acquisition expenses and operating expenses divided by the net premiums earned by the Insurance or Reinsurance segments, and on a combined basis for the Enterprise. A CR of less than 100% indicates an underwriting profit; a CR greater than 100% reflects an underwriting loss.
Preliminary metrics for the 2017 Quantitative Goals were discussed with the Committee in December 2016 in conjunction with a review by the Board of the Company’s 2017 operating plan and budget. The determination of our annual performance goals is based on XL's operating plan, which is developed through an extensive review of the budget and plans for each of our business segments and functions, as well as our capital allocation program and prudent approach to reserving. We also consider peer performance and shareholder and analyst expectations as we develop our plan to ensure rigorous goals. Final 2017 Quantitative Goals were recommended by Mr. McGavick to the Committee in February 2017 and approved. The approved CR Quantitative Goals, which are provided in the table below, included performance targets and weightings to achieve threshold, target and maximum annual incentive levels for the Enterprise and each business segment.
QUALITATIVE GOALS (30% WEIGHTING)
Qualitative Goals are established to focus an executive’s attention on individual performance objectives and can include, but are not limited to, specific objectives regarding strategy, leadership, overall business performance, execution on new initiatives and improvements in operations. The Committee set Mr. McGavick’s Qualitative Goals after discussions with him and with the other independent Directors in early 2017. His Qualitative Goals were then reviewed by the Board in February 2017. Mr. McGavick collaborated with each NEO to establish his or her personal Qualitative Goals, which the Committee reviewed and discussed in February 2017.
Based on our discussions with shareholders during our 2017 outreach, the Committee determined to establish greater rigor in setting and measuring the Qualitative Goals for 2018.
INFORMED DISCRETION
In direct response to shareholder feedback, we have formalized our holistic review of quantitative and qualitative performance that the Committee uses to apply informed discretion. As part of this process, in determining the 2017 annual incentive awards, the Committee included a formal review of a number of relative and absolute performance criteria to determine if an upward or downward adjustment to individual executive payouts was warranted. This measurable, but not formulaic assessment, helps to ensure individual executive payouts reflect relative performance and performance against other measures that may not be reflected through the Quantitative and Qualitative Goals. Criteria reviewed can include, but are not limited to:

> Shareholder value creation (TSR) > Actual versus anticipated catastrophe losses > Accident year performance	> Operating ROE ex-AOCI performance > Prior year development
While both one- and three-year performance is considered, emphasis is placed on the most recent year's performance. Based on this review, the Committee may decide to adjust the payouts for some or all executives, depending on their area of responsibility and contribution to the year's results.
2017 PERFORMANCE VERSUS GOALS
The Committee reviewed our 2017 results against the Quantitative Goals. Despite a solid first half of 2017, we failed to achieve our threshold CR goals, resulting in a 0% performance factor for the quantitative AIP component.

The table below provides the 2017 CR Quantitative Goals, the results achieved against these goals and the associated performance factor. The performance factors are then weighted for each NEO at 70% for quantitative performance and 30% qualitative performance.

	Quantitative Performance Goals
Business Segment	Threshold* (50% of Target)	Target (100% of Target)	Maximum (200% of Target)	Actual Result	Performance Factor
Enterprise CR	100.0%	92.0%	86.6%	108.3%	0.0%
Insurance CR	100.0%	93.9%	89.2%	106.8%	0.0%
Reinsurance CR	100.0%	87.8%	77.5%	111.3%	0.0%

*	Performance below threshold goals results in no payout for the quantitative AIP component.
The Committee then reviewed performance by each executive against Qualitative Goals and determined that each met or exceeded the vast majority of his or her qualitative objectives as described below under AIP Award Determinations. However, considering absolute and relative performance, as described above, the Committee determined to cap any NEO total annual incentive award at 30% of target and to apply negative discretion to the annual incentive awards for the CEO, former CFO, former Executive Deputy Chairman, and President, P&C to 0% of target.
AIP Award Determinations

	MICHAEL MCGAVICK Chief Executive Officer	2017 ANNUAL INCENTIVE

PERFORMANCE ASSESSMENT
Strategy & Growth
>	Performance excluding the natural catastrophes was solid with a P&C CR of 90.2%, a 0.5 point improvement from 90.7% in 2016 on the same basis.
>	P&C wrote $14.8 billion in gross written premiums in 2017 compared to $13.6 billion in 2016, an increase of 8.3%.
>	Net premiums earned increased 5.7% to $10.3 billion in 2017 from $9.8 billion in 2016.
>	Total revenues increased to $11.3 billion in 2017, a 7.4% increase over the $10.5 billion achieved in 2016.
>	Led the continued execution of XL's long-term strategy and partnered with the Board to explore and identify possible M&A opportunities.
Innovation & Continuous Improvement
>	Strategy of continuous improvement in client service validated as the Company retained its leadership position in the Gracechurch and J.D. Power surveys.
>	Conducted broad innovation communications throughout the year, supported by the Opportunity Tour, a series of 19 in-person town hall meetings conducted with Greg Hendrick.
Culture & Talent
>
Continued to develop senior leadership team and bench strength, including the internal promotion of Stephen Robb to CFO, the broadening of Greg Hendrick’s role to President, Property & Casualty, and the promotion of Charles Cooper to Chief Executive, Reinsurance.

>
Continued progress on our Diversity & Inclusion strategy with an increase in the percentage of women in middle and senior management positions, the graduation of our first Women's Executive Leadership Program and broader implementation of Inclusive Leader training, family friendly benefits, colleague resource groups, and diverse slate requirements for candidate searches.

>	Conducted colleague engagement survey with outstanding participation (90%) and very good results (75% engagement score).
AIP AWARD DETERMINATION
>
The Committee evaluated the performance of Mr. McGavick during 2017 relative to his Qualitative Goals. While the Committee determined that Mr. McGavick out-performed the majority of his Qualitative Goals, they considered the Company’s overall financial performance in 2017, including Operating ROE ex-AOCI, catastrophe losses as a percent of operating equity, and TSR relative to peers, and recommended that no annual incentive award be earned for 2017. The independent members of the Board ratified the Committee's recommendation.

	STEPHEN ROBB Chief Financial Officer	2017 ANNUAL INCENTIVE

PERFORMANCE ASSESSMENT
Strategy & Growth
>	Oversaw a decrease in the underwriting expense ratio to 30.8% in 2017 from 32.0% in 2016.
>	Quickly established relationships with key investors upon transition to CFO role.
>	Led initial capital management efforts including a preference share tender offer and the issuance of €500 of subordinated debt.
>	Developed and managed tax strategy following passage of U.S. tax reform in late December.
>	Increased net investment income (excluding Life Funds withheld assets) by 5.3% to $651 million in 2017 relative to 2016.
Innovation & Continuous Improvement
>	Partnered with Chief Investment Officer to establish a new target operating model for the Investments Group in order to streamline operations and decision making and to gain efficiencies.
>	Oversaw the continued upgrading and restructuring of the Company's financial systems and led the simplification of the close process.
>	Led the restructuring of XL’s internal cost allocation process to ensure continued financial and tax efficiency.
Culture & Talent
>	Led the swift assembly of Finance Leadership Team and implementation of new finance career framework and finance leadership program.
AIP AWARD DETERMINATION
>
While Mr. McGavick determined, and the Committee agreed, that Mr. Robb met or exceeded each of his Qualitative Goals, they considered the Company's overall financial performance in 2017, and capped his annual incentive award at 30% of target, which resulted in a payout of $269,325.

	GREGORY S. HENDRICK President, Property & Casualty	2017 ANNUAL INCENTIVE

PERFORMANCE ASSESSMENT
Strategy & Growth
>
The ex-catastrophe performance continued to show progress and Insurance achieved top-line growth goals, expense targets and an underlying profit metric (accident year CR excluding catastrophes) of 91.6% compared to 93.3% in 2016.

>	Increased new business through cross sell opportunities which contributed to an overall increase in gross written premiums to $14.8 billion in 2017 (compared to $13.6 billion in 2016).
Innovation & Continuous Improvement
>	Continued product redesign and enhancement resulting in top position for industry product innovation in Advisen Pacesetter index for the second year in a row.
>	Highest in J.D. Power customer satisfaction for large commercial insurers and major broker surveys continue to show XL Catlin claims as one of the top claim service providers in the marketplace.
Culture & Talent
>
Implemented a realigned P&C operating model by streamlining the reporting and oversight of business units, and creating clearer accountability and greater insight into the needs of clients and brokers.

>	5% retention of high performing, high potential talent in Insurance.
AIP AWARD DETERMINATION
>
While Mr. McGavick determined, and the Committee agreed, that Mr. Hendrick met or exceeded each of his Qualitative Goals, they considered the Company's overall financial performance in 2017, and determined that no annual incentive award be earned for 2017.

	CHARLES COOPER Chief Executive, Reinsurance	2017 ANNUAL INCENTIVE

PERFORMANCE ASSESSMENT
Strategy & Growth
>	Continued to develop attractive growth opportunities with gross written premiums of $4.7 billion, a 17.8% increase compared to 2016.
>	Developed a detailed client strategy, including a view of historical and prospective profitability. Growth from targeted clients generated $75 million during January renewals.
Innovation & Continuous Improvement
>	Improved technological capabilities through a single underwriting platform and single integrated data warehouse.
>	Opened our reinsurance branch office in Mumbai.
Culture & Talent
>	Successfully managed quick transition into new role while increasing market presence through participation in and hosting of investor meetings.
>	Implemented a global reinsurance operations structure.
>
Support of Diversity & Inclusion initiatives included an increase in the overall representation of women in the Reinsurance segment and participation in the creation of U.K. LGBT PLUS and Young Professionals groups.

AIP AWARD DETERMINATION
>
While Mr. McGavick determined, and the Committee agreed, that Mr. Cooper met or exceeded each of his Qualitative Goals, they considered the Company's overall financial performance in 2017, and capped his annual incentive award at 30% of target, which resulted in a payout of $294,000.

	KIRSTIN GOULD Executive Vice President, General Counsel & Secretary	2017 ANNUAL INCENTIVE

PERFORMANCE ASSESSMENT
Strategy & Growth
>
Co-led the development and execution of our Brexit contingency plans, which included laying the groundwork by creating Societas Europaeas (SEs) in Europe a number of years ago to provide for maximum corporate flexibility.

>
Supported efforts that resulted in receiving approval of our internal capital model from the Bermuda Monetary Authority with her leadership on the 2016 holding company redomestication, a key initiative that helped lead to this result.

>
Supported various business initiatives and key corporate transactions including a significant number of new product launches, a preference share tender offer and the issuance of €500 million of subordinated debt.

Innovation & Continuous Improvement
>	Oversaw the elimination of 25 legal entities during the year in order to continue to simplify our corporate structure.
>
Oversaw the closing of eight investments in support of XL Innovate and engagements with technology firms to develop experiments in digital distribution, artificial intelligence/machine learning and process innovation.

>	Achieved substantial savings on outside legal fees in our ongoing effort to reduce outside counsel spend.
>	Developed and implemented new operating model for Legal and Compliance, with a successful first full year as separate legal and compliance departments.
Culture & Talent
>	Established global pro bono initiative and conducted several pro bono legal clinics.
>	Provided guidance to Diversity & Inclusion strategy as member of Global Diversity & Inclusion Advisory Board and as active participant in the Bermuda Women of the World chapter.
AIP AWARD DETERMINATION
>
While Mr. McGavick determined, and the Committee agreed, that Ms. Gould met or exceeded each of her Qualitative Goals, they considered the Company's overall financial performance in 2017, and capped her annual incentive award at 30% of target, which resulted in a payout of $165,000.

Long-Term Incentives

Overview: The Committee grants long-term incentive awards each year to our NEOs to:
>    Incentivize the NEOs to achieve specific long-term financial objectives designed to achieve our long-term strategy
>    Enhance alignment of our executives’ interests with those of our shareholders to create shareholder value through stock price appreciation
>    Reinforce the impact of making sustainable, long-term decisions that are instrumental to our future growth and profitability
>    Retain NEOs by providing a meaningful equity stake that is subject to performance criteria and vesting as well as stock ownership and holding requirements

As noted earlier, the Company did not meet the threshold relative TSR goal for the 2015 PU award, the performance period of which ended on December 31, 2017, resulting in a performance factor of 0%. This result illustrates the strong alignment between pay outcomes and performance.
2017 LONG-TERM INCENTIVE PROGRAM
Overview: 2017 LTIP awards to each NEO consisted of 50% PUs, 25% non-qualified stock options and 25% RSUs. This mix of awards was modified from that used in 2016 to include RSUs, which continue to provide strong alignment of the NEOs' realized pay with the performance of our stock, while being less dilutive than stock options. The 2016 LTIP awards consisted of 50% PUs and 50% non-qualified stock options. In determining the aggregate value of the 2017 LTIP award for each NEO, as shown below, the Committee considered the following:
> The scope of each NEO’s role
> The NEO's individual performance
> An analysis of competitive market pay data from the 2017 Compensation Peer Group
The 2017 LTIP award granted to each NEO was equal to his or her 2017 target long-term incentive opportunity.

2017 Long-Term Incentive Award
Executive Officer	Target Award Opportunity	Performance Units (50%)	Stock Options (25%)	RSUs (25%)
Michael McGavick	$7,750,000	$3,875,000	$1,937,500	$1,937,500
Stephen Robb	$1,500,000	$750,000	$375,000	$375,000
Gregory Hendrick	$2,980,000	$1,490,000	$745,000	$745,000
Charles Cooper	$1,000,000	$500,000	$250,000	$250,000
Kirstin Gould	$1,100,000	$550,000	$275,000	$275,000
Peter Porrino*	$750,000	$375,000	$187,500	$187,500
Stephen Catlin**	$4,500,000	$2,250,000	$1,125,000	$1,125,000
* Mr. Porrino's 2017 LTIP award was decreased relative to his 2016 award to reflect his decision to no longer serve as Chief Financial Officer and continue with the Company as an advisor to the CEO.
**Mr. Catlin's 2017 LTIP award was forfeited on December 31, 2017 upon his retirement from the Company.
Performance Units: The Committee granted PUs to all NEOs on February 28, 2017 (the “2017 PUs”). The performance metrics for the 2017 PUs are as follows: adjusted relative growth in book value per share plus dividends ex-AOCI and Operating ROE ex-integration and AOCI versus our financial plan, over the three-year performance period beginning January 1, 2017 and ending December 31, 2019.
Performance goals are based on XL’s operating plan, which is the result of an extensive review of XL’s segments and capital allocation programs supported by a prudent approach to reserving practices. We consider peer performance and shareholder expectations as we develop our plan to ensure rigorous goals. Preliminary metrics and goals for the 2017 PUs were discussed with the Committee in December 2016. Final goals were recommended by Mr. McGavick to the Committee in February 2017 and approved.
Relative Growth in Book Value Per Share Plus Dividends Ex-AOCI Performance Metric. For the 2017 PUs the Committee determined to use relative growth in book value per share plus dividends paid to shareholders ex-AOCI over the three-year performance period, ranked relative to our 2017 Performance Peer Group. This metric was selected because it measures our ability to increase shareholder value at a relative rate to our peers.

The 2017 Performance Peer Group, which was chosen to reflect our global business competitors, consists of the following companies:

> Alleghany Corporation	> Chubb	> Hiscox Ltd.	> The Travelers Companies, Inc.
> American International Grp.	> CNA Financial Corp.	> Markel Corp.	> Validus Holdings Ltd.
> Allied World Assurance Holdings	> Endurance Specialty Holdings Ltd.	> RenaissanceRe Holdings Ltd.	> W. R. Berkley Corp.
> Arch Capital Grp. Ltd.	> Everest Re Grp., Ltd.	> SCOR SE	> Zurich Insurance Grp.
> Axis Capital Holdings Ltd.	> The Hartford Financial Services Grp.	> Swiss Re Insurance Co., Ltd.
Performance Unit Operating ROE ex-integration and AOCI Performance Metric. The Committee believes the three-year Operating ROE ex-integration and AOCI goals motivate the effective, profitable and prudent use of capital. The Committee established the three-year threshold, target and maximum Operating ROE ex-integration and AOCI goals in February 2017 based on our long-term financial plan. At the end of each year of the three-year performance period (December 31, 2017, 2018 and 2019) the Committee will review XL’s actual performance against the established Operating ROE ex-integration and AOCI goals and, based on the plan formula, determine a “performance factor” for that year. Following the end of the three-year performance period, the Compensation Committee will then calculate the three-year average to determine the final percentage payout, if any.
The Operating ROE ex-integration and AOCI goals will be disclosed following the end of the three-year performance period. XL does not disclose goals related to its financial plan for competitive reasons. The target Operating ROE ex-integration and AOCI goal under this plan is higher than the Operating ROE ex-integration and AOCI achieved in 2016 and higher than the target set in 2016.
The table below provides the 2017 performance metrics, weightings and payout range as a percent of the target award opportunity:

		2017 Performance Unit Payout Range
Performance Metric	Weight	Threshold*	Target	Maximum
Relative Growth in Book Value Per Share	50%	50%	100%	200%
Plus Dividends ex-AOCI		(at 30th percentile	(at 50th percentile	(at 90th percentile
		performance)	performance)	performance)
Operating ROE ex-integration and AOCI	50%	50%	100%	200%
*Performance below threshold results in no payout.
Non-Qualified Stock Options: The Committee granted stock option awards to the NEOs on February 28, 2017 with an exercise price of $40.49, the closing price of XL shares on the last trading day prior to the date of grant. The stock options are scheduled to vest ratably over a three-year period, with one-third of the award vesting on each anniversary following the grant date, and have a ten-year term. The Black-Scholes model was used to determine the fair market value of a stock option, which was then used to determine the number of stock options granted.
Restricted Stock Units: The Committee granted RSUs to the NEOs on February 28, 2017. The number of stock units awarded was determined by dividing 25 percent of each NEO’s target LTIP award amount by $40.49, the closing price of XL shares on the last trading day prior to the date of grant. The RSUs are scheduled to vest ratably over a three-year period, with one-third vesting on each anniversary following the grant date, and earn dividend equivalent units that vest in tandem with the underlying award.
2018 LONG-TERM INCENTIVE PROGRAM
2018 LTIP Changes
In response to shareholder feedback, we made the following changes to our 2018 LTIP:
> Shifted the mix for 2018 LTIP awards to 60% PUs / 40% other equity, placing more emphasis on performance based awards
> Raised 2018 relative growth in book value per share plus dividends target from the 50th to the 55th percentile
> Added a TSR modifier to PU awards to cap payouts at target in the event TSR performance is negative
New Process for Determining CEO LTIP Award
In direct response to shareholder feedback, for 2018, the process for determining our CEO's LTIP award included a formal review of relative performance against our performance peers to determine if a downward adjustment to the CEO's actual award versus target was appropriate. Under this new review process, if trailing performance relative to our performance peers was not at or above the top quartile of the market, the Committee had discretion to reduce the actual award. While this review was not formulaic and the Committee considered a number of performance metrics, it placed particular emphasis on trailing three-year and one-year TSR.

2018 CEO LTIP:
>    Based on the process outlined above, the Committee elected to reduce the CEO's 2018 LTIP award versus his 2018 target award (which was the same as his 2017 actual award) by $1.5 million given bottom quartile three-year TSR performance against our performance peers.

OTHER IN-CYCLE LONG-TERM INCENTIVE PROGRAMS
2016 Performance Units: The Committee granted PUs to all NEOs on February 28, 2016 (the "2016 PUs"). The 2016 PUs use similar metrics and the same structure and process as outlined above for the 2017 PUs.
Payout of the 2015 Performance Units: For 2015 the Committee granted PUs to all NEOs on May 13, 2015 (the “2015 PUs”). Typically the Committee grants long-term Incentive awards to the NEOs in February. However, in February 2015 the Catlin acquisition was pending and therefore the Committee postponed the 2015 PU grant until after the close of the transaction, which occurred on May 1, 2015. This decision ensured that all PU plan participants were focused on common goals. In addition, because of the difficulty in setting long-term performance goals for an organization that was not integrated at the time the awards were made, the Committee decided to use just one metric, relative TSR, for the 2015 PUs. TSR was selected because it provides a strong connection between pay and shareholder returns relative to our peers. TSR is equal to stock price appreciation plus dividends paid. The shift to TSR as a single performance metric was made for 2015 only. The performance period for the 2015 PUs began on May 1, 2015 and ended on December 31, 2017.
Based on performance over the performance period, the 2015 PUs did not achieve the required threshold level of performance, resulting in a performance factor of 0%, and no payout for the NEOs. The table below provides the payout range as a percent of the target award for the awards:

	2015 Performance Unit Payout Range
Performance Metric	Threshold*	Target	Maximum	Performance Attained	Payout Factor
Total Shareholder Return	50%	100%	200%	Below
	(at 30th percentile	(at 55th percentile	(at 90th percentile	Threshold	0%
	performance)	performance)	performance)
*Performance below threshold results in no payout.
For the 2015 PUs, our TSR performance was measured relative to companies included in our 2015 Performance Peer Group, which includes the same companies as the 2017 Performance Peer Group listed on page [26], except that it does not include Zurich Insurance Group, which was added in 2016. In the event that our TSR had been negative at the end of the performance period, the maximum payout would have been capped at the target performance level regardless of whether relative performance would have resulted in a higher payout.
Based on actual TSR performance that was below the required threshold performance level, the number of 2015 PUs granted and subsequently canceled for each NEO was as follows:

	2015 Performance Units
Executive Officer	Grant Date Value	Units Granted	Payout Factor	Shares Earned
Michael McGavick	$3,625,027	98,186	0%	0
Stephen Robb	$137,527	3,725	0%	0
Gregory Hendrick	$1,100,031	29,795	0%	0
Charles Cooper	$425,023	11,512	0%	0
Kirstin Gould	$550,034	14,898	0%	0
Peter Porrino	$1,100,031	29,795	0%	0
Stephen Catlin	$2,250,016	60,943	0%	0
2007 and 2008 Performance Restricted Shares: In 2007 and 2008, the Committee granted performance-based restricted shares to select executives including Mr. Hendrick, Mr. Robb and Ms. Gould and in 2008, to Mr. McGavick. These restricted shares were scheduled to vest ratably over four years, with one quarter vesting on each of the four anniversaries following their respective grant dates (the “scheduled vesting date”) contingent upon the Company achieving an Operating ROE threshold of 10% or more for the calendar year prior to the scheduled vesting date.
When a tranche of shares did not vest on a scheduled vesting date, the shares rolled forward and remained unvested until the next anniversary of the grant date - referred to as a “subsequent vesting date.” Vesting for a subsequent vesting date is contingent on the Operating ROE for the then current year and the prior year(s) that the restricted shares failed to vest equaling or exceeding 10% per annum, compounded annually. This test is repeated each year, with no more than the prior three calendar years used for averaging the Operating ROE look back period, until the tenth anniversary of the grant date. If the performance restricted shares have not achieved the Operating ROE threshold necessary to vest by the tenth anniversary of grant, they vest on that date, subject to continued employment.
For the 2007 award, three of the four tranches vested upon attaining the 10% Operating ROE performance threshold for fiscal years 2007, 2008 and 2009. The fourth tranche remained unvested since the required performance threshold was not attained. Upon completing the tenth anniversary following the grant date, on March 10, 2017, the remaining tranche of the 2007 award vested and was issued. For the 2008 award, two of the four tranches vested upon attaining the Operating ROE performance threshold for fiscal years 2008 and 2009. The third and fourth tranches remain unvested. Under the terms of the award, the remaining unvested tranches of the 2008 performance restricted shares vest in 2018 upon completing the tenth anniversary following the grant date.
2015 Restricted Cash Units: Upon the completion of the Catlin acquisition, certain legacy Catlin employees, including Mr. Catlin, forfeited long-term incentive awards that were previously granted by Catlin. These employees received awards of restricted cash units (“RCUs”) that were intended to replace the canceled awards and were granted following the close of the transaction. On May 13, 2015, Mr. Catlin received 69,603 RCUs, of which 50% vested 18 months following the grant date, on November 13, 2016, and the remaining 50% were to vest 36 months following the grant date, on May 13, 2018, or at retirement. Upon vesting, a cash payment is made based on XL’s share price and accrued dividends. Following Mr. Catlin's retirement on December 31, 2017, the remaining portion of his RCUs vested.

OTHER CONSIDERATIONS
Executive Share Ownership and Retention Requirements
The Company encourages its executives and officers to become long-term owners of XL shares. In that regard, the Committee has established share ownership requirements for the NEOs, as well as share retention requirements that prohibit the sale of recently vested shares from LTIP awards (together, the “Share Holding Requirements”). These requirements are designed to further align the executive’s financial interests with those of the Company's shareholders.
Company executives covered by the Share Holding Requirements, including the NEOs, may not sell shares unless they meet the applicable minimum share ownership requirement. The share ownership requirements specify that NEOs must hold Company shares with a value that, based on the stock price at the time, meets or exceeds a multiple of their respective annual base salary as follows:
NEO SHARE OWNERSHIP REQUIREMENT

POSITION		SHARE OWNERSHIP REQUIREMENT
(As a Multiple of Base Salary)
CEO	6x
Other NEOs	3x
Shares counting towards the ownership requirement include shares beneficially owned as well as RSUs, restricted stock awards and the “in-the-money” value of vested stock options.
In addition, an NEO must retain 100% of each award (net of applicable taxes) for one year after the date of vesting, regardless of whether the NEO satisfies the share ownership requirement.
As of December 31, 2017, all NEOs had exceeded their share ownership requirements and were in compliance with the share retention requirements. Messrs. Porrino and Catlin were not officers as of December 31, 2017 and therefore no longer subject to the Share Holding Requirements.
Policies on Hedging or Pledging Company Securities
Our Code of Conduct prohibits our Directors and all employees, including our NEOs, from engaging in any form of hedging activity related to their ownership of XL securities, including, but not limited to, using short sales or put and call transactions. In addition, our policies also prohibit the pledging of XL securities.
Compensation Clawback Policy
The Committee maintains a policy to clawback compensation from employees under certain conditions. Under this policy, executives, including NEOs, may have to repay or forfeit some or all of any cash or equity incentive received from a grant if: (a) we must re-state our financial statements due to material non-compliance with financial reporting requirements, and (b) we have determined that the material non-compliance causing the re-statement was the result of the award recipient's willful misconduct. The requirement to repay applies to any amounts granted, vested, obtained as the result of exercise or otherwise paid out during the 12 months following the date the financial statements subject to the restatement were initially filed with the SEC. The Board also may cancel the award recipient's unvested equity or other unpaid incentive compensation and may cancel his or her vested but unexercised stock options in this situation.

On August 2, 2017 the Committee expanded the clawback policy to cover the following situations:

>
For all employees, where the payment of an annual bonus or incentive, or the grant, vesting or payment of a long-term incentive award, was based upon a material error or use of a materially incorrect financial metric (regardless of whether we must re-state our financial statements).

>
For the CEO, CFO and all other Section 16 officers of the Company, where such person has engaged in serious misconduct which is reasonably likely to pose a material risk of harm to the financial condition or reputation of the Company.  In the case of serious misconduct, the covered executive may be required to reimburse all or part of any bonus or incentive award or any long-term incentive award paid to the executive since the act of serious misconduct.

These clawback features apply to cash and equity incentive awards in addition to any compensation subject to the clawback provision under the Sarbanes-Oxley Act of 2002, which remains in effect.
Supplemental Benefits
The Company provides a supplemental, non-qualified deferred compensation plan (the “U.S. NQDC Plan”) into which executives located in the U.S., including NEOs, are eligible to defer up to 50% of their base salary and 100% of their Annual Incentive. Consistent with the Company matching contributions to our 401(k) plan, the U.S. NQDC Plan provides a matching contribution on the first 5% of employee elective deferrals that exceed tax law annual compensation limits for qualified, defined contribution plans, such as our 401(k) plan. Additional details about the benefits provided to those NEOs who contributed under the U.S. NQDC Plan can be found under Non-Qualified Deferred Compensation below.
Messrs. Catlin and Cooper and Ms. Gould reside outside of the U.S. and therefore are not eligible to participate in the U.S. NQDC Plan, although Ms. Gould participated in the U.S. NQDC Plan prior to her relocation to Bermuda. However, they do participate in home country plans or arrangements that are similar to the U.S. NQDC Plan. Mr. Catlin, who resided in Bermuda, participated in a non-registered defined contribution plan established for international expatriates who are non-U.S. citizens in Bermuda under which employees contribute 5% of base salary and annual incentive and the Company provides a matching contribution of 10% of base salary and annual incentive. Mr. Cooper participates in a defined contribution plan established to provide a retirement benefit for Bermuda citizens employed in Bermuda, as required under Bermuda law (the “Bermuda Pension Plan”). Under the Bermuda pension plan, employees contribute 5% of base salary and annual incentive and the Company provides a matching contribution of 10% of base salary and annual incentive. Ms. Gould also participates in the Bermuda Pension Plan (as required by law), but her participation and the Company’s matching contribution in 2017 was capped at $270,000 in compensation in order to conform with United States qualified plan regulations. In order to treat her in the same manner as other similarly situated executives who can participate on an uncapped basis, the Company paid Ms. Gould a pension cash make-up payment equal to 10% of her compensation above the annual compensation limit.
Perquisites
In order to be competitive in attracting and retaining executive talent in the local markets where we operate, we believe it is necessary to offer limited, business-related perquisites. NEOs are offered financial counseling and tax preparation services through an outside firm.
The Company does not permit the personal use of Company aircraft by any employee, including the NEOs. On occasion we may allow transportation on Company aircraft for NEOs’ spouses or other immediate family members when they accompany the NEO on business trips. In February 2011 and April 2016, Mr. McGavick and Mr. Catlin, respectively, entered into time share agreements with the Company under which they agree to reimburse the Company for the cost of immediate family members’ transportation on Company aircraft when they accompany the NEO on trips for business purposes. As a result of Mr. Catlin retiring from his role of Deputy Executive Chairman in May 2017, he no longer has a time share agreement. The amount of reimbursement is determined using the higher of (a) the standard industry fare level valuation used to impute income for tax purposes, or (b) the incremental cost to the Company of such use, in either case in accordance with Federal Aviation Administration regulations.
Associated with the Company’s redomestication from Ireland to Bermuda in 2016 and the increased requirements for Messrs. McGavick and Hendrick and Ms. Gould to conduct business in Bermuda, during 2016 we began providing them with housing allowances to support the cost of maintaining a residence in Bermuda, and one-time relocation allowances. Consistent with local market practice, Mr. Cooper also receives a housing allowance. As an expatriate who resided in Bermuda, Mr. Catlin was provided with certain perquisites consistent with those provided to other similarly situated employees and competitive market practice, including a club membership. Mr. Catlin reimbursed the Company for the fair market value of his housing, as discussed under Item 13, Certain Relationships and Related Transactions, and Director Independence, herein, while serving as Executive Deputy Chairman. Upon stepping down from his executive role, Mr. Catlin's housing arrangement was terminated. More detail about the perquisites provided to our NEOs is included in the compensation tables and accompanying notes that follow this CD&A.

GOVERNANCE
Role of the Compensation Committee
The Committee has oversight of the Company's compensation and significant benefits programs generally, and approves compensation for all executive officers. The Committee is focused on ensuring our compensation program aligns pay outcomes with our performance by tying its structure, metrics and targets to both our short-term and long-term business strategy. The Committee views shareholder feedback as a key element in its governance and decision making process.
Compensation Risk Review Process
At the request of the Committee, management annually evaluates our significant incentive compensation programs to determine whether they are designed and operate in a prudent manner. Management’s evaluation process is a rigorous subset of the Company’s overall enterprise risk management process overseen by our Board. This includes reviews by the Operational Risk and Anti-Fraud Sub-Committees of the management Enterprise Risk Committee. In addition, significant compensation programs remain subject to our internal control over financial reporting and our underwriting, claims and actuarial guidelines and processes. The accuracy and timing of incentive arrangement payouts also are monitored and reviewed by internal and external audit functions.

Management's annual evaluation considers whether the programs reviewed:
>	Encompass a formal, consistent design and approval process from administrative, oversight, structural and design perspectives
>	Provide for accurate and timely payout and ongoing monitoring and oversight
>	To the extent a program utilizes them, that performance metrics are consistent with our risk profile and motivate appropriate risk-taking behaviors
For 2017, the Committee reviewed management's evaluation and determined that the inherent risks of the programs are appropriately mitigated in several ways:
>	Programs generally have multiple performance measures and/or vesting provisions that require executives to take into account both short and long-term interests
>	Share ownership guidelines require executives to hold equity grants for specified periods of time
>	Both equity and cash-based incentive awards are subject to clawback
>
Compensation Committee discretion in determining the amounts of annual or other incentive payments or awards mitigates the risk that a formulaic calculation based on pre-established performance metrics could result in payouts that are not aligned with the creation of shareholder value and our overall financial performance

EMPLOYMENT AGREEMENTS
We maintain employment agreements with Mr. McGavick and Ms. Gould, initially entered into in 2008 and 2006, respectively.  We also maintain assignment letters and participation agreements with other NEOs in connection with their eligibility to participate in the Company’s Executive Severance Benefit Program.  All of these agreements address the payment of severance pre- and post-change of control, and are discussed in Employment and Other Agreements and Potential Payments Upon Termination or Change in Control.
SECTION 162(m)
Prior to January 1, 2018, Section 162(m) of the Code generally limited the deductibility of non-performance based annual compensation in excess of $1 million paid to the CEO and the three other most highly compensated executive officers other than the CFO. This limit on deductibility applied only to the compensation paid to executive officers who are employed by our subsidiaries that are subject to U.S. income tax. Effective January 1, 2018, Section 162(m) of the Code was modified to limit the deductibility of all compensation in excess of $1 million paid to named executive officers who are employed by our subsidiaries that are subject to U.S. income tax. The Committee may consider tax deductibility as a factor in designing incentive compensation programs. However, to maintain flexibility, the Committee does not require all compensation to be awarded in a tax deductible manner.

MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed the CD&A and discussed it with management. Based on the review and discussion with management, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2017 .

Management Development and Compensation Committee
Ramani Ayer, Chairman	Eugene McQuade
Robert Glauber	John Vereker
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
For the period from January 1, 2017 to the present, Ramani Ayer (Chair) and Gene McQuade have been members of the Compensation Committee. From January 1, 2017 to August 4, 2017, Edward Kelly, III and Anne Stevens served on the Compensation Committee; from August 4, 2017 to the present, Robert Glauber and John Vereker served on the Compensation Committee. From January 1, 2017 until his resignation effective December 17, 2017, Clayton Rose also served on the Compensation Committee.
No member of the Compensation Committee is, or was during 2017 or any time prior thereto, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company or any of its subsidiaries during 2017 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. None of our executive officers currently serves or has served in the past on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on our Board or Compensation Committee.

SUMMARY COMPENSATION TABLE
The following table sets forth the compensation provided for 2017, 2016 and 2015 to our NEOs:

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)(3)	Option Awards(2)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Michael McGavick	2017	$1,250,000	$—	$5,812,542	$1,937,501	$—	$623,142	$9,623,184
Chief Executive Officer	2016	$1,250,000	$—	$3,875,004	$3,875,003	$2,812,500	$840,668	$12,653,175
	2015	$1,250,000	$—	$3,528,805	$3,625,004	$3,796,500	$512,044	$12,712,353
Stephen Robb	2017	$593,333	$—	$1,125,055	$375,000	$269,325	$108,573	$2,471,286
Executive Vice President, Chief Financial Officer
Peter Porrino	2017	$468,750	$—	$562,528	$187,500	$—	$126,375	$1,345,153
Former EVP, Chief Financial Officer	2016	$750,000	$—	$1,100,028	$1,100,004	$787,500	$248,761	$3,986,293
	2015	$737,500	$—	$1,070,832	$1,100,002	$1,193,000	$179,531	$4,280,865
Gregory Hendrick	2017	$900,000	$—	$2,235,048	$745,006	$—	$461,495	$4,341,549
President, Property and Casualty	2016	$800,000	$—	$1,100,028	$1,100,004	$1,136,400	$384,679	$4,521,111
	2015	$775,000	$—	$1,070,832	$1,100,002	$1,475,000	$183,091	$4,603,925
Charles Cooper	2017	$700,000	$—	$750,037	$250,000	$294,000	$298,490	$2,292,527
Chief Executive, Reinsurance
Kirstin Gould	2017	$550,000	$—	$825,024	$275,005	$165,000	$362,985	$2,178,014
Executive Vice President, General Counsel & Secretary
Stephen Catlin	2017	$1,150,000	$—	$3,375,044	$1,125,000	$1,301,595	$133,083	$7,084,722
Former Executive Deputy Chairman	2016	$1,300,000	$—	$2,250,007	$2,250,006	$2,826,962	$414,457	$9,041,432
	2015	$766,667	$—	$2,190,291	$2,250,003	$2,332,000	$226,922	$7,765,883

(1)
Salary for Mr. Catlin in 2015 reflects the salary paid commencing May 1, 2015 for service to XL following the completion of the Catlin acquisition. During 2017, salaries for Messrs. Catlin and Porrino were reduced due to their retirements from the positions of Executive Deputy Chairman and CFO, respectively, and the assumption of their advisory roles.

(2)
Includes the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), for stock awards and option awards granted in each respective year and assuming performance at the target level. See Note 19 (d and e) of the consolidated financial statements in our Original Form 10-K for a discussion of assumptions made in the valuation of awards and determination of compensation costs calculated using the provisions of ASC 718. The amounts shown do not correspond to the actual value that might be realized by each NEO. Mr. Catlin forfeited his 2017 stock and option awards on December 31, 2017 as a result of his retirement from the Company.

(3)
The grant date fair values for the PU component of the 2017 LTIP awards assuming the highest level of performance will be achieved are as follows: for Mr. McGavick, $7,750,029; for Mr. Robb, $1,500,074; for Mr. Porrino, $750,037; for Mr. Hendrick, $2,980,064; for Mr. Cooper, $1,000,022; for Ms. Gould, $1,100,032; and for Mr. Catlin, $4,500,059. Final awards, if any, are scheduled to vest and be issued following the end of the performance period, which ends on December 31, 2019.

(4)
Represents the Annual Incentives paid to each NEO under the 2015, 2016 and 2017 AIPs, as applicable, the cash payment made in November 2016 to Mr. Catlin in the amounts of $1,326,962 upon the vesting of 50% of the 2015 RCU awards he and certain other former Catlin employees received in 2015. Mr. Catlin's 2015 RCUs were fully vested upon his retirement effective December 31, 2017 and are included in his compensation for 2017. The cash payments were based on XL’s share price and accrued dividends.

(5)	All Other Compensation includes:

Named Executive Officer	Housing and Relocation Allowance(a)	Retirement Plan Contribution(b)	All Other(c)
Michael McGavick	$204,000	$405,750	$13,392
Stephen Robb	$—	$94,333	$14,240
Peter Porrino	$—	$126,375	$—
Gregory Hendrick	$240,000	$194,815	$26,679
Charles Cooper	$150,000	$143,765	$4,725
Kirstin Gould	$251,701	$98,140	$13,144
Stephen Catlin	$—	$128,333	$4,750

(a)
As a result of the redomestication from Ireland to Bermuda and their required increased presence in Bermuda, during 2017 Messrs. McGavick, Hendrick and Ms. Gould received housing allowances. In addition, in connection with Ms. Gould's required relocation to Bermuda, she was provided a one-time relocation allowance of $65,701. Consistent with local market practice, Mr. Cooper also receives a housing allowance.

(b)
Represents employer contributions to both qualified and non-qualified defined contribution plans. For Ms. Gould, the amount also includes a cash pension make-up payment of $72,932,10% of her compensation above the annual compensation limit applicable to U.S. qualified plan participants ($270,000 in 2017), in order to treat her in the same manner as other similarly situated executives who participate in broad-based retirement plans on an uncapped basis. For additional information relating to contributions to non-qualified defined contribution plans, see Non-Qualified Deferred Compensation below.

(c)
For Messrs. Robb, Hendrick and Ms. Gould, amount also includes the cost of financial counseling and tax preparation. For Messrs. Cooper and Catlin, amount represents annual club membership fees. For Messrs. McGavick and Hendrick, amount includes $13,392 and $12,266, respectively, for travel of spouses to attend required industry and company events. In addition, we provided transportation on aircraft owned by a Company subsidiary for Mr. Porrino's spouse when she accompanied him on a business trip. There was no material incremental cost to us associated with Mr. Porrino's spouse's travel.

CEO Pay Ratio
The Company determined the ratio of compensation for its CEO to the compensation of the median pay of our colleagues for 2017. To identify the colleague paid at the median, we analyzed compensation data of colleagues who were employed by XL or its subsidiaries as of October 31, 2017 and converted non-U.S. based compensation to U.S. dollars using a foreign exchange rate as of October 31, 2017. Compensation for permanent full-time and part-time colleagues was calculated as the sum of base salary, actual incentives paid during 2017 and the grant date value of any long-term incentives awarded during 2017. For new colleagues who did not receive an annual incentive in 2017, their target annual incentive was used. Actual payroll earnings through October 31, 2017 were used for temporary and hourly paid colleagues. The CEO, as well as contractors (whose compensation is determined by a third party), were excluded. The total compensation of our CEO, as shown in the Summary Compensation Table above, was $9,623,184 and the median colleague compensation using that same definition for total compensation, was $114,526. As a result, the CEO pay ratio was 84:1.

GRANTS OF PLAN-BASED AWARDS TABLE
The following table complements the Summary Compensation Table disclosure of non-equity incentive and equity awards and shows each grant of an award made to the NEOs in the last completed fiscal year under any plan:

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise of Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Share)	($)
Michael McGavick	02/16/2017	$1,875,000	$3,750,000	$7,500,000	—	—	—	—	—	$—	$—
	02/28/2017	$—	$—	$—	—	—	—	—	287,463	$40.49	$1,937,501
	02/28/2017	$—	$—	$—	—	—	—	47,852	—	$—	$1,937,527
	02/28/2017	$—	$—	$—	47,852	95,703	191,406	—	—	$—	$3,875,014
Stephen Robb	02/16/2017	$448,875	$897,750	$1,795,500	—	—	—	—	—	$—	$—
	02/28/2017	$—	$—	$—	—	—	—	—	55,638	$40.49	$375,000
	02/28/2017	$—	$—	$—	—	—	—	9,262	—	$—	$375,018
	02/28/2017	$—	$—	$—	9,262	18,524	37,048	—	—	$—	$750,037
Peter Porrino	06/27/2017	$326,507	$653,014	$1,306,028	—	—	—	—	—	$—	$—
	02/28/2017	$—	$—	$—	—	—	—	—	27,819	$40.49	$187,500
	02/28/2017	$—	$—	$—	—	—	—	4,631	—	$—	$187,509
	02/28/2017	$—	$—	$—	4,631	9,262	18,524	—	—	$—	$375,018
Gregory Hendrick	02/16/2017	$810,000	$1,620,000	$3,240,000	—	—	—	—	—	$—	$—
	02/28/2017	$—	$—	$—	—	—	—	—	110,535	$40.49	$745,006
	02/28/2017	$—	$—	$—	—	—	—	18,400	—	$—	$745,016
	02/28/2017	$—	$—	$—	18,400	36,800	73,600	—	—	$—	$1,490,032
Charles Cooper	02/16/2017	$490,000	$980,000	$1,960,000	—	—	—	—	—	$—	$—
	02/28/2017	$—	$—	$—	—	—	—	—	37,092	$40.49	$250,000
	02/28/2017	$—	$—	$—	—	—	—	6,175	—	$—	$250,026
	02/28/2017	$—	$—	$—	6,175	12,349	24,698	—	—	$—	$500,011
Kirstin Gould	02/16/2017	$275,000	$550,000	$1,100,000	—	—	—	—	—	$—	$—
	02/28/2017	$—	$—	$—	—	—	—	—	40,802	$40.49	$275,005
	02/28/2017	$—	$—	$—	—	—	—	6,792	—	$—	$275,008
	02/28/2017	$—	$—	$—	6,792	13,584	27,168	—	—	$—	$550,016
Stephen Catlin(4)	03/31/2017	$750,000	$1,500,000	$3,000,000	—	—	—	—	—	$—	$—
	02/28/2017	$—	$—	$—	—	—	—	—	166,914	$40.49	$1,125,000
	02/28/2017	$—	$—	$—	—	—	—	27,785	—	$—	$1,125,015
	02/28/2017	$—	$—	$—	27,785	55,570	111,140	—	—	$—	$2,250,029

(1)
Amounts reflect the potential payouts under the 2017 Annual Incentive Plan, as described in the CD&A. The actual Annual Incentive award amounts paid to NEOs for 2017 are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)
Threshold amount represents share payout for meeting the relative growth in book value per share threshold performance ranking and Operating ROE ex-integration and AOCI performance goal thresholds at the end of the three-year performance period for the PUs granted to each NEO under the 2017 LTIP. See CD&A - Executive Compensation Components-Long-Term Incentives, above.

(3)
Represents the grant date fair value of each equity award calculated in accordance with ASC 718. See Note 19 (d and e) of the consolidated financial statements in our Original Form 10-K for a discussion of assumptions made in the valuation of awards and determination of compensation costs calculated using the provisions of ASC 718. In addition, see Equity Award Vesting Details below for further information.

(4)	Mr. Catlin forfeited his 2017 stock and option awards on December 31, 2017 as a result of his retirement from the Company.

EXECUTIVE COMPENSATION COMPONENTS
Refer to the CD&A above for information relating to our allocation of pay among the various executive compensation components.
EQUITY AWARD VESTING DETAILS
We have granted all equity awards included in the Grants of Plan-Based Awards Table under our XL Group Ltd 1991 Performance Incentive Program (the “1991 Program”).
Stock options awarded to executive officers in 2017 and in prior years have a 10-year term and vest according to the defined vesting schedule of the award (generally over three years) without performance criteria attached to the awards. See Outstanding Equity Awards at Fiscal Year End.
Recipients of restricted stock awards generally have the same rights and privileges as shareholders, whether the stock award is vested or unvested, including the right to receive dividends (which vest at the same time as the underlying restricted stock) at the same rate as our common shares and the right to vote. Our NEOs have not received restricted stock awards since 2008. Recipients of RSUs and PUs do not have voting rights and are eligible to receive “dividend equivalent rights” (not actual dividends) which vest at the same time as the underlying award.
In February 2017, the Compensation Committee awarded PUs to each NEO under the 2017 LTIP, as set forth in the table above. The shares underlying the PUs are scheduled to vest and pay out contingent on the achievement of the performance metrics established by the Compensation Committee at the end of a three-year performance period (ending December 31, 2019), as previously described in CD&A - Executive Compensation Components - Long-Term Incentives -The 2017 Long-Term Incentive Program.
Equity awards granted on or after January 1, 2007 to NEOs whose employment is terminated for reasons of death or disability, or otherwise without cause, may have the remaining unvested portion of the award fully or partially vested on the date of termination depending upon the award type. See Potential Payments Upon Termination or Change in Control. However, in the case of voluntary terminations, or involuntary terminations with or without cause, vested stock option awards or portions thereof may expire earlier than the original 10-year term.
Special Rules for Treatment of Retirees
The 1991 Program gives the Compensation Committee discretion to determine the treatment of unvested equity awards in the case of an executive’s retirement. In exercising that discretion, certain criteria that are considered in determining whether a termination from employment qualifies as a retirement, as well as the impact that the retirement may have on an executive’s unvested equity awards (in terms of vesting and exercisability), have changed over the years as follows:
AGE AND SERVICE REQUIREMENTS TO QUALIFY FOR RETIREMENT TREATMENT*

Date of Grant	Minimum Age	Service Requirements
Awards granted on or prior to July 2011	55	Sum of age and service must equal or exceed 65
Awards granted between July 2011 and May 1, 2015	55	Minimum of 5 years of service; age plus years of service must equal or exceed 65
Awards granted after May 1, 2015**	55	Minimum of 5 years of service, including up to 2 years of prior service with a company acquired by XL; age plus years of service must equal or exceed 65
or	60	Minimum of 5 years of service, including up to 4 years of prior service with a company acquired by XL; age plus years of service must equal or exceed 65

*
In addition to the specified age and years of service requirements, to be considered eligible as a “retiree” under all Awards, the executive’s employment must not have been terminated for “Cause,” as defined in the applicable award agreement, and the Compensation Committee (or, for participants who are not officers, as defined under Section 16 of the Exchange Act, executives of the Company upon authority delegated to them by the Compensation Committee) must approve such treatment.

**
In May 2015, the Compensation Committee further refined its administrative approach to determining “retiree” eligibility to address pre-Catlin acquisition service credit of legacy Catlin employees. The approach limits the amount of pre-acquisition service that will be considered against the minimum 5-year service requirement. Awards granted in 2017 also require a minimum one-year service period following the grant date in order to be eligible for retirement treatment.

RETIREMENT TREATMENT FOR AWARDS GRANTED ON OR BEFORE JANUARY 1, 2015

Award Type	Vesting and Exercisability
Stock Options	Full acceleration of vesting on retirement; options remain exercisable for remainder of the applicable 10-year term
Restricted Stock / Restricted Stock Units	Full acceleration of vesting on retirement (including the lapse of time and/or performance conditions in the case of restricted shares granted in 2007 and 2008)
Performance Units	Pro-rated vesting of PUs through the date of retirement with payout made in shares contingent upon achievement of established performance goals

RETIREMENT TREATMENT FOR AWARDS GRANTED AFTER JANUARY 1, 2015

Award Type	Vesting and Exercisability
Stock Options	Continued vesting of award over the applicable 3-year vesting period; options remain exercisable for remainder of the applicable 10-year term
Restricted Stock / Restricted Stock Units	Continued vesting of award over the applicable 3-year vesting period
Restricted Cash Units	Pro-rated vesting through the executive’s last day worked (which may precede the executive’s date of retirement) with the payout made in cash
Performance Units
Pro-rated vesting through the executive’s last day worked (which may precede the executive’s date of retirement) with the payout made in shares contingent upon achievement of established performance goals

Messrs. McGavick, Porrino and Catlin have each achieved the age and service requirements to be considered a “retiree.”
Change in Control
The acceleration of vesting of all equity awards granted after January 1, 2015, and the extended exercisability of stock options, generally are subject to “double-trigger” requirements. The double-trigger requires that both of the following conditions must be satisfied prior to the acceleration of vesting and extended exercisability: first, there must be a change in control of the Company, and second, the executive's employment must be terminated by the Company without "cause" or by the executive with "good reason" (as such terms are defined in the applicable Employment Agreement or the Company's Executive Severance Benefit Plan) within 24 months following the change in control. The plan provides a limited exception to these double-trigger requirements when the acquiring company does not honor or assume the existing awards, or does not substitute with a new right that is substantially equivalent to the existing awards, in which case the awards will vest upon a change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table shows certain information about the exercisable and unexercisable unexercised options, stock that has not vested and equity incentive plan awards for the NEOs outstanding as of the end of the last fiscal year

	Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Michael McGavick	05/02/2008	125,000	—	$37.78	05/02/2018	05/02/2008	16,000	$562,560
	02/28/2010	202,964	—	$18.27	02/28/2020	02/28/2017	47,852	$1,682,476
	02/28/2011	307,693	—	$23.35	02/28/2021	02/28/2016			111,865	$3,933,173
	02/28/2012	403,226	—	$20.61	02/28/2022	02/28/2017			95,703	$3,364,917
	02/28/2013	374,701	—	$28.64	02/28/2023
	02/28/2014	363,373	—	$30.40	02/28/2024
	02/28/2015	367,834	183,917	$36.20	02/28/2025
	02/28/2016	215,637	431,275	$34.64	02/28/2026
	02/28/2017	—	287,463	$40.49	02/28/2027
Stephen Robb	02/22/2008	10,000	—	$36.90	02/22/2018	02/28/2008	3,250	$114,270
	08/11/2008	10,000	—	$19.62	08/11/2018	02/28/2015	3,799	$133,573
	02/28/2017	—	55,638	$40.49	02/28/2027	02/28/2016	7,940	$279,170
						02/28/2017	9,262	$325,652
						02/28/2016			3,970	$139,585
						02/28/2017			18,524	$651,304
Peter Porrino	02/28/2012	127,689	—	$20.61	02/28/2022	02/28/2017	4,631	$162,826
	02/28/2013	107,914	—	$28.64	02/28/2023	02/28/2016			31,756	$1,116,541
	02/28/2014	104,652	—	$30.40	02/28/2024	02/28/2017			9,262	$325,652
	02/28/2015	111,618	55,810	$36.20	02/28/2025
	02/28/2016	61,213	122,427	$34.64	02/28/2026
	02/28/2017	—	27,819	$40.49	02/28/2027
Gregory Hendrick	02/21/2008	35,000	—	$36.90	02/21/2018	02/28/2008	5,312	$186,770
	02/28/2011	51,283	—	$23.35	02/28/2021	02/28/2017	18,400	$646,944
	02/28/2012	134,409	—	$20.61	02/28/2022	02/28/2016			31,756	$1,116,541
	02/28/2013	109,413	—	$28.64	02/28/2023	02/28/2017			36,800	$1,293,888
	02/28/2014	106,105	—	$30.40	02/28/2024
	02/28/2015	111,618	55,810	$36.20	02/28/2025
	02/28/2016	61,213	122,427	$34.64	02/28/2026
	02/28/2017	—	110,535	$40.49	02/28/2027

	Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Charles Cooper	02/28/2017	—	37,092	$40.49	02/28/2027	02/28/2015	3,914	$137,616
						02/28/2016	10,634	$373,891	8,589	$301,989
						02/28/2017	6,175	$217,113	12,349	$434,191
Kirstin Gould	02/21/2008	62,290	—	$36.90	02/21/2018	02/28/2008	5,000	$175,800
	02/28/2010	66,593	—	$18.27	02/28/2020	02/28/2017	6,792	$238,807
	02/28/2011	61,539	—	$23.35	02/28/2021	02/28/2016			15,878	$558,270
	02/28/2012	80,646	—	$20.61	02/28/2022	02/28/2017			13,584	$477,613
	02/28/2013	65,948	—	$28.64	02/28/2023
	02/28/2014	63,954	—	$30.40	02/28/2024
	02/28/2015	55,809	27,905	$36.20	02/28/2025
	02/28/2016	30,606	61,214	$34.64	02/28/2026
	02/28/2017	—	40,802	$40.49	02/28/2027
Stephen Catlin	05/13/2015	235,110	117,555	$36.92	05/13/2025	02/28/2016			43,396	$1,525,803
	02/28/2016	125,209	250,418	$34.64	02/28/2026

(1)
Stock options granted under the 1991 Program have a ten-year term and vest ratably over a three-year period, with one-third vesting on each anniversary of the grant date. For further details, see Equity Award Vesting Details above.

(2)
All restricted shares and RSUs were granted under the 1991 Program. Vesting details for the 2008 restricted share awards granted to Messrs. McGavick, Robb, Hendrick and Gould are described in CD&A - Executive Compensation Components - Long-Term Incentives- Other In-Cycle Long-term Incentive Programs- 2007 and 2008 Performance Restricted Shares.

(3)
Represents payout based upon target values for the 2016 and 2017 PUs as determined by the level of the performance achieved as of December 31, 2017. As described in the CD&A, the 2015 PUs did not achieve the required threshold level of performance, resulting in a performance factor of 0%, and no payout for the NEOs.

OPTION EXERCISES AND STOCK VESTED
The following table sets forth information about the options exercised and the vesting of stock during the last fiscal year for the NEOs on an aggregate basis:

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Michael McGavick	126,928	$2,504,759	56,538	$2,289,224
Stephen Robb	—	$—	15,580	$630,802
Peter Porrino	—	$—	16,283	$659,299
Gregory Hendrick	40,000	$830,272	17,759	$719,012
Charles Cooper	—	$—	21,580	$873,774
Kirstin Gould	77,710	$1,735,113	11,451	$463,591
Stephen Catlin	—	$—	—	$—

PENSION BENEFITS
None of the NEOs participate in or have any accrued benefits under any of our defined benefit pension plans.
NON-QUALIFIED DEFERRED COMPENSATION
The following table shows amounts contributed in the last fiscal year for the NEOs to our defined contribution plans that provide for the deferral of compensation on a basis that is not tax-qualified:

Name	Executive Contributions in Last Fiscal Year($)	Registrant Contributions in Last Fiscal Year($)(1)	Aggregate Earnings (Losses) in Last Fiscal Year($)(2)	Aggregate Withdrawals/ Distributions($)(3)	Aggregate Balance at Last Fiscal Year End($)(4)
Michael McGavick	$189,625	$379,250	$126,855	$22,275	$3,501,948
Stephen Robb	$110,500	$67,333	$72,121	$—	$750,746
Peter Porrino	$293,062	$98,625	$341,466	$—	$2,787,766
Gregory Hendrick	$1,222,758	$176,640	$335,808	$2,047,536	$3,533,102
Charles Cooper	$116,417	$58,208	$65,050	$—	$598,426
Kirstin Gould	$483,089	$25,208	$19,013	$1,624,336	$1,016,877
Stephen Catlin	$256,667	$128,333	$18,166	$—	$1,068,502

(1)
These amounts are reflected within “Retirement Plan Contribution” in the “Other Annual Compensation from the Summary Compensation Table” included in the footnotes to the Summary Compensation Table during each respective year for which a Registrant Contribution is made to an NEO.

(2)	Aggregate earnings or losses on non-qualified deferred compensation are not reflected in the Summary Compensation Table.

(3)
Due to the enactment of the Emergency Economic Stability Act of 2008, which added Section 457A to the Code, beginning in 2009 U.S. taxpayer employees employed in Bermuda were no longer able to defer certain income into non-qualified deferred compensation arrangements. Messrs. McGavick and Hendrick and Ms. Gould were therefore no longer permitted to participate in the XL Capital Ltd Deferred Compensation Plan ("XLCDCP"), a non-qualified deferred compensation arrangement for U.S. taxpayers employed in Bermuda that was frozen as a result of Section 457A, and amounts deferred in that plan before January 1, 2009 were "grandfathered" pursuant to Section 457A. Under Section 457A and the XLCDCP, grandfathered account balances were to be distributed on the earlier of (i) the executive's retirement or termination, or (ii) the end of 2017. Therefore, Messrs. McGavick and Hendrick and Ms. Gould received these distributions in 2017.

(4)
Amounts shown above that are included in the Summary Compensation Table herein or that have been previously reported as compensation for Messrs. McGavick, Robb, Porrino, Hendrick, Cooper and Catlin and Ms. Gould are $3,347,180, $0, $2,216,007, $3,090,323, $0, $1,044,800 and $0, respectively.

In 2017, all of our NEOs employed in the U.S. (Messrs. McGavick, Robb, Porrino and Hendrick) were enrolled in the U.S. NQDC Plan. The U.S. NQDC Plan is a non-qualified supplemental deferred compensation plan that allows executives to defer receipt of up to 50% of their base salary and 100% of their Annual Incentive award. In addition, if executives elect to defer a percentage of their compensation (up to 5%) above the IRS qualified annual compensation limit with respect to 401(k) plan participation (in 2017, $270,000) into the U.S. NQDC Plan, then we make a non-discretionary matching contribution of 200% of the executive’s contribution (up to 10% of compensation) into the U.S. NQDC Plan on their behalf.
Initially, these matching contributions vest in equal installments over a three-year period that begins on an executive’s date of hire. Once an executive has been employed by us for three years, all further matching and discretionary contributions vest immediately. All U.S.-based NEOs are fully vested in their matching and discretionary contributions. All contributions and deferrals made under the U.S. NQDC Plan are notionally invested in a series of mutual funds that are administered by our retirement plan vendor. All participants in the U.S. NQDC Plan are required to have a payout election form on file indicating his or her payout election at the time of termination or retirement and “in-service” payouts on specified dates are also permitted.
The contribution rates set for the U.S. NQDC Plan are the same for all participating employees. Aggregate earnings are based on the performance of the underlying mutual funds chosen by the executive from a prescribed list of choices sponsored by the Company through a third-party vendor. These mutual funds, or similar ones by asset class or via collective trusts, are available to all employees in the 401(k) plan. As no preferential performance or interest rates are accorded any of the notional investments that executives have in these arrangements, no monies relating to earnings associated with them are reported in the Summary Compensation Table.
Beginning in May 2015, Mr. Catlin was employed in Bermuda by our subsidiary XL Services (Bermuda) Ltd. As a non-Bermudian, non-U.S. citizen he was enrolled in the non-registered portion of the XL Bermuda Pension Plan (the “Bermuda Pension Plan”), which is a non-registered defined contribution arrangement under the laws of Bermuda. Participants enrolled in the non-registered portion of the Bermuda Pension Plan may elect to defer up to 5% of their compensation (defined as base salary and Annual Incentive Plan bonus) into the plan and XL Services (Bermuda) Ltd makes a non-discretionary matching contribution equal to 200% of that deferred amount (up to 10% of compensation). Employer contributions vest ratably over 5 years. Mr. Catlin is fully vested in those contributions taking into account his prior service with Catlin Group Ltd.

Mr. Cooper and Ms. Gould are also employed in Bermuda by our subsidiary, XL Services (Bermuda) Ltd. and participate in the Bermuda Pension Plan as required by Bermuda law. As participants in that plan, they may elect to contribute 5% of their compensation (defined as base salary and Annual Incentive award) into the plan and XL Services (Bermuda) Ltd makes a non-discretionary matching contribution equal to 200% of that deferred amount (up to 10% of compensation). Because Ms. Gould is a U.S. citizen, she participates in the Bermuda Pension Plan up to limited amounts of compensation ($270,000 in 2017) in order to conform with United States qualified plan regulations capping the level of compensation on which employee contributions may be made into a U.S. tax-qualified plan. In order to treat Ms. Gould in the same manner as other similarly situated executives who participate in these broad-based retirement plans on an uncapped basis, the Company makes a cash pension make-up payment to Ms. Gould in the amount of 10% of her base salary and Annual Incentive award above the annual compensation limit ($270,000 in 2017). Both Mr. Cooper and Ms. Gould are fully vested in contributions in the Bermuda Pension Plan.
All contributions made under the Bermuda Pension Plan are invested in a series of funds that are administered by the Bermuda Pension Plan trustee and third-party record keeper. Loans are not permitted.
EMPLOYMENT AND OTHER AGREEMENTS
We currently have employment agreements with Mr. McGavick and Ms. Gould originally entered into in 2008 and 2006, respectively (the "Employment Agreements") to serve as the CEO and the General Counsel and Corporate Secretary, respectively. We provided Mr. Catlin a Letter of Appointment appointing him to his role as Deputy Executive Chairman, effective upon the May 1, 2015 closing of the Catlin acquisition. Mr. Catlin retired from this role in May of 2017. In connection with his announced separation from employment, we entered into an Agreement and Release with Mr. Catlin, which is described below. Mr. Robb and Mr. Cooper received appointment letters, summarizing the terms of their appointments as CFO and Chief Executive, Reinsurance Operations, respectively, and these letters also serve as their participation agreement for participation in the Executive Severance Benefit Program (the "ESBP"). Messrs. Porrino and Hendrick do not have employment agreements or appointment letters, but have signed participation agreements containing post-employment restrictive covenants in consideration of their participation of the ESBP.
MR. McGAVICK
Mr. McGavick's Employment Agreement provides for (i) a specified base salary, which is subject to annual review and may be increased by the Compensation Committee, (ii) an annual bonus pursuant to our AIP, the actual amount earned to be determined by the Compensation Committee, (iii) reimbursement for or payment of certain travel and other expenses and (iv) the right to participate in such other employee benefit programs as are in effect for senior executives from time to time. The terms and conditions of the agreements are described in Potential Payments Upon Termination or Change in Control. Under his Employment Agreement, Mr. McGavick's original term of employment was for one year, and continues to be automatically extended for successive one-year periods unless we or he provides written notice that the term is not to be extended at least six months prior to the then scheduled expiration date. He has agreed to certain confidentiality, non-competition and non-solicitation provisions.
Mr. McGavick agreed to amend his Employment Agreement in 2013 to eliminate a provision that provided a tax gross-up for any excise tax imposed by IRC Section 4999 on excess parachute payments. As amended, Mr. McGavick's Employment Agreement provides that, if an excise tax would be due, then severance payments under his agreement will be cut back if, and to the extent, such a cut back would result in a greater after-tax return to Mr. McGavick than his receiving all of the severance payments and benefits and paying the resulting excise tax. In no event will we pay an excise tax gross-up to Mr. McGavick under the amended agreement.
MR. CATLIN
Effective on May 1, 2015, we entered into a Letter of Appointment with Mr. Catlin for him to become employed as our Executive Deputy Chairman. He also joined our Board as a Director on that date. The Letter of Appointment was between Mr. Catlin, the Company, and the Company's Bermudan subsidiary, XL Services (Bermuda) Ltd, and provides for (i) a specified base salary of $1,000,000, which was subject to annual review and could be increased by the Compensation Committee, (ii) an annual bonus pursuant to our AIP, the actual amount earned to be determined by the Compensation Committee, (iii) eligibility to participate in the 1991 Program or such other long-term incentive plan as may be in effect at a level comparable to that of other similarly situated executives, subject to his being actively employed on the date such long-term incentives are awarded, (iv) reimbursement for or payment of certain travel and other expenses and (v) the right to participate in such other employee benefit programs as were in effect for comparable Bermuda-based senior executives from time to time. In August 2015, the Company amended Mr. Catlin's Letter of Appointment to increase his base salary to $1,300,000 effective September 1, 2015.
In connection with Mr. Catlin's previously noted retirement effective December 31, 2017, on March 31, 2017 the Company entered into an Agreement and Release with Mr. Catlin. The Agreement and Release superseded Mr. Catlin's Letter of Appointment described above. The Agreement and Release provides for: (i) payment of Mr. Catlin’s base salary through December 31, 2017; (ii) Mr. Catlin’s eligibility to receive an Annual Incentive award for 2017; (iii) retirement treatment of Mr. Catlin’s equity awards, including prorated vesting (with value determined by performance through 2017 and 2018, respectively) of Mr. Catlin’s 2015 and 2016 PU awards and continued vesting of stock options granted to Mr. Catlin in 2015 and 2016, but excepting awards granted in February 2017, which have been canceled and forfeited by Mr. Catlin; (iv) accelerated vesting of Mr. Catlin’s RCU awards granted in May 2015; and (v) reimbursement of business expenses incurred prior to December 31, 2017. The value of these unvested long-term incentive awards as of December 31, 2017 that were received as a result of retirement treatment ((iii) and (iv), above) was $4,591,770. In addition, the Agreement and Release provides that Mr. Catlin will provide consulting services to the Company from January 1, 2018 through

September 30, 2018. The consulting services will include his continuing to provide leadership as the Company’s representative to the United Nations Insurance Development Forum and related projects. Provided he complies with the terms of the Agreement and Release, Mr. Catlin is entitled to receive a consulting fee of $2,500,000, payable in the following manner: $1,667,500 was payable in January 2018 (and already paid), and $832,500 payable on or by May 31, 2018. The Agreement and Release also provides for additional benefits to the Company including Mr. Catlin’s release of claims against the Company as well as confidentiality, non-competition, non-solicitation and non-disparagement restrictions. The non-competition restriction is limited to the duration of the consulting term, while the non-solicitation restrictions extend for an additional three months following the consulting term.
MS. GOULD
Ms. Gould’s Employment Agreement, which was initially entered into effective August 1, 2006, provides for (i) a specified base salary, which is subject to annual review and may be increased by the Compensation Committee, (ii) an annual bonus pursuant to our AIP, the actual amount earned to be determined by the Compensation Committee, (iii) reimbursement for or payment of certain travel and other expenses and (iv) the right to participate in such other employee benefit programs as are in effect for senior executives from time to time. The terms and conditions of the agreement, as amended, are described in Potential Payments Upon Termination or Change in Control. Under her Employment Agreement, Ms. Gould's original term of employment was for one year, and continues to be automatically extended for successive one-year periods unless we or she provides written notice that the term is not to be extended at least six months prior to the then scheduled expiration date. She has agreed to certain confidentiality, non-competition and non-solicitation provisions.

MR. COOPER
Effective on January 1, 2017, we entered into a Letter of Appointment with Mr. Cooper in connection with his appointment to the role of Chief Executive, Reinsurance Operations. The Letter of Appointment is between Mr. Cooper, the Company, and the Company's Bermuda subsidiary, XL Services (Bermuda) Ltd, and provides for (i) a specified base salary of $700,000, which is subject to annual review by the Compensation Committee, (ii) an annual bonus pursuant to our AIP, the actual amount earned to be determined by the Compensation Committee, (iii) eligibility to participate in the 1991 Program or such other long-term incentive plan as may be in effect at an aggregate target value of $1,000,000, subject to his being actively employed on the date such long-term incentives are awarded, (iv) reimbursement for or payment of certain travel and other expenses and (v) the right to participate in such other employee benefit programs as are in effect for comparable Bermuda-based senior executives from time to time. The Letter of Appointment serves as a Participation Agreement in consideration of Mr. Cooper’s becoming eligible to participate in the Company’s ESBP, and contains certain confidentiality, non-competition, and non-solicitation restrictions.

MR. ROBB
Effective May 5, 2017 we entered into a Letter of Appointment with Mr. Robb in connection with his promotion to Chief Financial Officer. The Letter of Appointment is between Mr. Robb, the Company, and the Company's U.S. subsidiary, XL Global Services Inc., and provides for (i) a specified base salary of $665,000, which is subject to annual review by the Compensation Committee, (ii) an annual bonus pursuant to our AIP, the actual amount earned to be determined by the Compensation Committee, (iii) eligibility to participate in the 1991 Program or such other long-term incentive plan as may be in effect at a level comparable to that of other similarly situated executives, subject to his being actively employed on the date such long-term incentives are awarded, (iv) reimbursement for or payment of certain travel and other expenses and (v) the right to participate in such other employee benefit programs as are in effect for comparable U.S.-based senior executives from time to time. The Letter of Appointment serves as a Participation Agreement in consideration of Mr. Robb’s becoming eligible to participate in the Company’s ESBP, and contains certain confidentiality, non-competition, and non-solicitation restrictions.

INDEMNIFICATION
Mr. McGavick's and Ms. Gould’s Employment Agreements provide that the Company indemnify them to the maximum extent permitted by applicable law and our bye-laws, and require us to maintain directors' and officers' liability coverage in an amount equal to at least $75,000,000. In addition, we have indemnification agreements with each of our Directors (including Messrs. McGavick and Catlin) and with Ms. Gould in her capacity as the Company Secretary, and a deed poll indemnity with respect to our executives, Directors and all employees. The indemnification agreements and deed poll provide that we will indemnify the indemnitees to the fullest extent permitted by Cayman Islands and Bermuda law against claims related to each indemnitee's service to us (or at our request), except in certain circumstances, and provide that any and all indemnifiable expenses shall, if so requested by the indemnitee, be advanced promptly as they are incurred, subject to certain requirements and provided that the indemnitee must repay any such expense advance if it is determined in a final and non-appealable judgment of a court of competent jurisdiction that the indemnitee is not entitled to be indemnified against such expenses. Copies of the forms of indemnification and deed poll are filed as Exhibits 10.31 through 10.34 to this 10-K/A.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
NEO Employment Agreement Severance Provisions and the Executive Severance Benefit Program
Our NEOs are parties to agreements that could potentially result in payments to them upon their termination of employment (including termination following a change in control of the Company). Mr. McGavick’s and Ms. Gould’s Employment Agreements, entered into in 2008 and 2006, respectively (“NEO Employment Agreements”), each provide for certain severance payments upon termination as set forth in their agreements. Messrs. Porrino, Robb, Cooper and Hendrick have entered into participation agreements (the “Participation Agreements”), wherein they agree to be bound by certain post-employment restrictive covenants in consideration for participation in the Company's ESBP. Although Mr. Porrino retired from his position as CFO in 2017, he remained with the Company as an Advisor to the CEO and remains eligible to participate in the ESBP. As described below, participation in the ESBP includes, among other benefits, the receipt of severance payments upon certain termination events. Finally, accelerated vesting of equity awards upon certain termination events is addressed with respect to Mr. McGavick and Ms. Gould, under the NEO Employment Agreements, the 1991 Program and various award agreements under the 1991 Program. With respect to Messrs. Porrino, Robb, Cooper and Hendrick, accelerated vesting of equity awards is determined under the 1991 Program and various award agreements. The following tables summarize the potential payments under the NEO Employment Agreements and the ESBP under the following circumstances.

TERMINATION BY THE COMPANY WITHOUT CAUSE* OR BY THE EXECUTIVE IN CERTAIN CIRCUMSTANCES**
The NEO Employment Agreements, the ESBP, and the 1991 Program provide certain payments and other benefits in the case of either termination by the Company without Cause or by the executive in certain circumstances (in either case, when the termination is not in connection with a change of control, which is described below). Provided the executive executes and does not revoke a general release of claims in favor of the Company and its affiliates in a form acceptable to the Company, and reconfirms his/her acceptance of post-employment restrictive covenants contained in the Employment Agreement or ESBP Participation Agreement, as applicable, upon termination from employment by the Company without Cause or by the executive in the limited circumstances described in the Employment Agreement or the ESBP as applicable, the executive is entitled to receive the following:

NEOs With Employment Agreements	NEO ESBP Participants
Cash payment of an amount equal to two times the NEO’s base salary;	Cash payment of an amount equal to the NEO’s base salary;
Cash payment of an amount that is the greater of (i) the NEO’s target annual bonus and (ii) the average of the NEO’s annual bonus for the three years immediately preceding the year of termination;	Cash payment of an amount equal to the NEO’s target bonus;
Cash payment of any unpaid annual incentive award earned or awarded for the performance year ending prior to the termination date, but not yet paid;	Cash payment of pro-rated annual incentive for the year of termination in an amount determined by the Compensation Committee, paid at the time annual incentive awards are paid to all executives;
24 months continued medical coverage for the NEO and his/her dependents;	Cash payment of an amount equal to the cost of 12 months of COBRA coverage;
Vesting of outstanding unvested stock options scheduled to vest within 12 months of the date of termination (other outstanding unvested stock options are forfeited);	Vesting of outstanding unvested stock options scheduled to vest within 12 months of the date of termination (other outstanding unvested stock options are forfeited);
Vesting of outstanding PUs (pro-rated through the date of termination), to be paid out based upon the actual achievement (if any) of performance goals for the award measured at the end of the applicable three-year performance period; vesting of outstanding RSUs, pro-rated through the date of termination; and

Vesting of outstanding PUs (pro-rated through the date of termination), to be paid out based upon the actual achievement (if any) of performance goals for the award measured at the end of the applicable three-year performance period; vesting of outstanding RSUs, pro-rated through the date of termination; and

Cash payment of any vested accrued benefits under any employee benefit program.	Cash payment of any vested accrued benefits under any employee benefit program.

*
For defined terms in Mr. McGavick’s Employment Agreement, see the Employment Agreements filed as Exhibits 10.23 -10.25 to this 10-K/A. For defined terms in Ms. Gould's Employment Agreement, see the Form of Employment Agreements that are filed as Exhibits 10.26 and 10.27 hereto. For defined terms in the ESBP, see Exhibit 10.39 hereto.

**
Under the Employment Agreements, the NEO has a limited right to resign and receive the specified severance payments (i) if he or she is assigned “materially inconsistent job duties” and the Company fails to cure that condition, or (ii) in the case of certain material breaches of the agreement by the Company. Under the ESBP, the covered executives have a right to resign and receive the specified severance payments in the case of their resignation with “Good Reason” prior to a change in control (as defined in the ESBP).

Notwithstanding the treatment described above with respect to outstanding equity awards, because Mr. McGavick and Mr. Porrino have attained the age and service requirements necessary to qualify for retirement treatment, the Compensation Committee may, in its discretion, approve such retirement treatment for their unvested options and PUs awarded before 2017. In such case, those awards would be treated in the manner described in Equity Award Vesting Details - Special Rules for Treatment of Retirees above.
TERMINATION BY THE COMPANY WITHOUT CAUSE OR BY THE EXECUTIVE FOR GOOD REASON FOLLOWING A CHANGE IN CONTROL
Our NEOs are subject to agreements that provide them with payments and benefits in the event of a change in control. The table below sets forth the amounts and benefits our NEOs receive under the NEO Employment Agreements, the ESBP, and the 1991 Program. The NEO Employment Agreements provide for specified payments if the executive is terminated by the Company without “Cause” or by the executive for “Good Reason” within one year prior to, or two years following, the change in control. Under the ESBP, the executive will receive the amounts specified if the executive is terminated during the two years following the change in control.

Under the NEO Employment Agreements following a change in control, the NEO will not be subject to a post-termination non-competition covenant unless the Company elects to make an additional lump sum payment equal to the sum of (i) six months of base salary and (ii) one-half of the NEO's average annual incentive for the three years immediately preceding the year of termination.

Under the ESBP, if prior to a change in control the Company determines that the executive has taken action in a manner which is materially detrimental to the best interests of the Company, then the Company may cease the payments and benefits to the executive and may claw back any payments and benefits which have already been paid to the executive under the plan.

Mr. McGavick’s Employment Agreement was amended in 2013 to eliminate any possible excise tax gross-up. Instead, Mr. McGavick’s Employment Agreement provides that, if an excise tax would be due, then severance payments under his agreement will be cut back if, and to the extent, such a cut back would result in a greater after-tax return to Mr. McGavick than his receiving all of the severance payments and benefits and paying the resulting excise tax. Ms. Gould initially entered into her Employment Agreement in 2006 and generally is entitled to gross-up payments in the event that excise taxes are imposed on her payments or benefits under Section 280G of the Code. However, in the event that (1) an excise tax would otherwise be due, (2) the aggregate severance payments are less than 3.25 times Ms. Gould’s “Base Amount” (as defined in Section 280G of the Code), and (3) no excise tax would be due if the severance payments were reduced by no more than 20%, then Ms. Gould’s severance payments will be reduced by the smallest amount necessary so that no excise tax would be due. The ESBP does not permit excise tax gross-ups, and permits the Company in certain circumstances to cut back severance payments and benefits until no amount payable to the executive would constitute an “excess parachute payment” under Section 280G of the Code.

NEOs With Employment Agreements*	NEO ESBP Participants
Cash payment of an amount equal to two times the NEO’s base salary;	Cash payment of an amount equal to two times the NEO’s base salary;
Cash payment of an amount equal to two times the greater of (i) the NEO’s target annual bonus and (ii) the average of the NEO’s annual bonus for the three years immediately preceding the year of termination;
Cash payment of an amount equal to two times the NEO’s target annual bonus;
Cash payment of an amount that is the greater of (i) the NEO’s target annual bonus and (ii) the NEO’s annual bonus for the year immediately preceding the year of termination, pro-rated through the date of termination;
Cash payment of pro-rated bonus for the year of termination in an amount determined by the Compensation Committee, paid at the time bonuses are paid to all executives;
24 months continued medical coverage for the NEO and his/her dependents;	Cash payment of an amount equal to the cost of 12 months of COBRA coverage;
Vesting of RSUs and stock options: If the executive's employment is not terminated, then the RSUs and stock options continue to vest in accordance with their original terms (unless the awards are not honored, assumed or substituted with substantially equivalent awards by the acquiring company, in which case the awards will vest upon a change in control); and

Vesting of RSUs and stock options: If the executive's employment is not terminated, then the RSUs and stock options continue to vest in accordance with their original terms (unless the awards are not honored, assumed or substituted with substantially equivalent awards by the acquiring company, in which case the awards will vest upon a change in control); and

Vesting of PUs at target, and payment upon termination without cause or for good reason. If the executive’s employment is not terminated, then the PUs are paid at the completion of the original measuring period at the greater of target or actual performance (unless the awards are not honored, assumed or substituted with substantially equivalent awards by the acquiring company, in which case the awards will vest upon a change in control at target performance)

Vesting of PUs at target, and payment upon termination without cause or for good reason. If the executive’s employment is not terminated, then the PUs are paid at the completion of the original measuring period at the greater of target or actual performance (unless the awards are not honored, assumed or substituted with substantially equivalent awards by the acquiring company, in which case the awards will vest upon a change in control at target performance)

*	The table does not include the additional amount that would be paid pursuant to the NEO's Employment Agreement if the Company elects to have the NEO's non-competition covenant apply.

TERMINATION DUE TO DEATH OR DISABILITY

NEOs With Employment Agreements	NEO ESBP Participants
Cash payment of base salary through the end of the six month period following the date of termination;	Cash payment of base salary through date of termination
Cash payment of an amount that is the greater of (i) the NEO’s target annual bonus and (ii) the average of the NEO’s annual bonus for the three years immediately preceding the year of termination, pro-rated through the date of termination;

Any unpaid annual incentive award earned or awarded for the performance year ending prior to the termination date;
6 months continued medical coverage for the NEO and his/her dependents;
Vesting of outstanding PUs (pro-rated through the date of termination) in an amount determined based upon the actual achievement (if any) of performance goals for the award measured at the end of the year in which termination occurred and paid out by March 15 of the year following termination; and

Vesting of outstanding PUs (pro-rated through the date of termination) in an amount determined based upon the actual achievement (if any) of performance goals for the award measured at the end of the year in which termination occurred and paid out by March 15 of the year following termination; and

Vesting of all outstanding options	Vesting of all outstanding options

TERMINATION BY THE COMPANY WITH CAUSE OR BY THE EXECUTIVE WITHOUT GOOD REASON

NEOs With Employment Agreements	NEO ESBP Participants
Base salary through date of termination.	Base salary through date of termination.
Any outstanding unvested equity awards are forfeited.	Any outstanding unvested equity awards are forfeited.
In the case of termination by the executive without good reason, notwithstanding the treatment described above with respect to outstanding equity awards, the Compensation Committee may, in its discretion, approve retirement treatment for Mr. McGavick's and/or Mr. Porrino's unvested options and PUs awarded before 2017 since they meet the age and service requirements for retirement treatment. In such case, those awards would be treated in the manner described in Equity Award Vesting Details - Special Rules for Treatment of Retirees above.
MR. CATLIN'S RETIREMENT
For a description of the Agreement and Release provided to Mr. Catlin in connection with his retirement on December 31, 2017, see Employment and other Agreements.
The Potential Payments Upon Termination or Change in Control Table below estimates the value of each NEO's (excluding Mr. Catlin) severance benefits assuming termination as of December 31, 2017.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
(As of December 31, 2017)

Name		Voluntary Termination Without Good Reason (1)		Termination Due to Death or Disability		Termination Without Cause or by Executive in Certain Circumstances	Termination Following a Change in Control Without Cause or For Good Reason; By the Company Within One Year Prior to a Change in Control(2)
Michael McGavick	Cash Lump Sum Payment(4)	$	N/A		$4,375,000	$6,250,000	$13,964,333
	Accelerated Vesting of Awards(5)		$6,861,158		$9,663,223	$8,450,918	$13,619,072
	Continued Benefits(6)	$	N/A		$13,023	$103,090	$103,090
	Total		$6,861,158		$14,051,246	$14,804,008	$27,686,495
Stephen Robb	Cash Lump Sum Payment(4)	$	N/A	$	N/A	$2,460,500	$3,038,996
	Accelerated Vesting of Awards(5)	$	N/A		$1,293,397	$896,749	$1,797,774
	Continued Benefits(6)	$	N/A	$	N/A	$26,045	$26,045
	Total	$	N/A		$1,293,397	$3,383,294	$4,862,815
Peter Porrino (3)	Cash Lump Sum Payment(4)	$	N/A	$	N/A	$1,103,014	$1,553,014
	Accelerated Vesting of Awards(5)		$1,855,615		$2,126,793	$2,009,469	$2,823,202
	Continued Benefits(6)	$	N/A	$	N/A	$—	$—
	Total		$1,855,615		$2,126,793	$3,112,483	$4,376,216
Gregory Hendrick	Cash Lump Sum Payment(4)	$	N/A	$	N/A	$4,140,000	$6,660,000
	Accelerated Vesting of Awards(5)	$	N/A		$3,119,836	$2,621,851	$4,477,994
	Continued Benefits(6)	$	N/A	$	N/A	$86,045	$86,045
	Total	$	N/A		$3,119,836	$6,847,896	$11,224,039
Charles Cooper	Cash Lump Sum Payment(4)	$	N/A	$	N/A	$2,660,000	$4,340,000
	Accelerated Vesting of Awards(5)	$	N/A		$1,479,174	$1,105,768	$1,869,563
	Continued Benefits(6)	$	N/A	$	N/A	$60,923	$60,923
	Total	$	N/A		$1,479,174	$3,826,691	$6,270,486
Kirstin Gould	Cash Lump Sum Payment(4)	$	N/A		$882,106	$1,707,106	$2,898,000
	Accelerated Vesting of Awards(5)	$	N/A		$1,501,345	$1,313,358	$2,064,695
	Continued Benefits(6)	$	N/A		$4,547	$57,188	$57,188
	Total	$	N/A		$2,387,999	$3,077,652	$5,019,883

(1)	Messrs. McGavick and Porrino were eligible for retirement treatment of their long-term incentive awards as of December 31, 2017 if approved, in its discretion, by the Committee.

(2)
Assumes either that the executive's employment is terminated, or that the awards are not honored, assumed or substituted with substantially equivalent awards by the acquiring company, as described above in Executive Compensation Components - Equity Award Vesting Details - Change in Control. Potential payments under a Change in Control are calculated with the assumption that all conditions triggering a Change in Control occurred on December 31, 2017. The table does not include the additional amount that would be paid pursuant to the NEO's Employment Agreement if the Company elects to have the NEO's non-competition covenant apply. As discussed in the preceding narrative section, under the ESBP, if a Covered Employees’ severance benefits payable under the plan would constitute an “excess parachute payment” under Section 280G of the Code, the severance benefits or a payment to the Covered Employee would be reduced until no amount payable would constitute an “excess parachute payment.” This reduction would not be made, however, if the net after-tax payment to which the Covered Employee would otherwise be entitled without the reduction would be greater than the net after-tax payment to the Covered Employee resulting from the receipt of the payments with the reduction. The same approach applies to Mr. McGavick under the terms of his Employment Agreement. A similar approach also applies to Ms. Gould under her Employment Agreement in the case where her aggregate payments are less than 3.25 times her “Base Amount” (as defined in Section 280G of the Code), and the excise tax would not be payable if the severance payments were to be reduced by no more than 20%. Otherwise, Ms. Gould's Employment Agreement provides for a gross-up payment in the event excise taxes on her severance payments or benefits are imposed. Applying these rules, the net, after-tax severance amount payable to Mr. Robb was reduced by $984,254 to eliminate the excess parachute payment. No other NEO's severance was cut back, and no gross-up payment would have been required to be made to Ms. Gould based on a termination of employment on December 31, 2017.

(3)	Although Mr. Porrino retired from his position as CFO in 2017, as an advisor to the Company he remains eligible to participate and receive payments under the ESBP.

(4)
Includes lump sum cash severance payments related to base salary and bonus payable upon termination, as described above in Potential Payments Upon Termination or Change in Control - NEO Employment Agreement Severance Provisions and the Executive Severance Benefit Program.

(5)
The value of potential acceleration of vesting of stock options is based upon the intrinsic value of each award (closing share price less option strike price) as of December 31, 2017, while the value of the potential acceleration of the vesting of restricted share, RSU and PU awards is calculated based upon the closing price of the shares on December 31, 2017, which was $35.16. With respect to PUs, the Company pro-rates the awards at target through December 31, 2017 to determine estimates in this table, except in the case of a Change in Control, where the total number of units awarded is used. As discussed in the CD&A, in February 2018, it was determined that the 2015 PUs did not achieve the required threshold level of performance, resulting in a performance factor of 0%, and no payout for the NEOs.

(6)	The continuation of medical benefits, and for Messrs. McGavick, Hendrick, Cooper and Gould, the continuation of housing allowances for three months following termination.

Director Compensation

Our non-executive Director compensation program is designed to attract and compensate highly qualified Directors for the time and effort necessary to serve as a Director of a global (re)insurer operating in a regulated industry. Our non-executive Director compensation program includes the following components:

2017 Director Compensation Program Component*	Value of Component	Form of Payment
Annual Retainer Fee	$105,000	Cash
Annual Equity Grant	$150,035	3,465 shares**
Chairperson Fees (if applicable)
Board	$175,000	Cash
Audit Committee	$35,000	Cash
Compensation Committee	$25,000	Cash
Governance Committee	$20,000	Cash
CSR Sub-Committee	$10,000	Cash
Risk and Finance Committee	$20,000	Cash
Operations and Technology Committee	$20,000	Cash
Audit Committee Member (non-Chair) Fee (if applicable)	$15,000	Cash

*
Compensation is prorated, as applicable, according to the number of months served in any applicable position. Non-executive Directors do not receive Board or committee meeting attendance fees, and our CEO does not receive any incremental compensation for his Board service.

**
Shares are vested on the date of grant pursuant to the terms of the XL Group Ltd Directors Stock and Option Plan, as amended and restated (the "Directors Plan"), which is a shareholder approved plan with limited shares available for issuance as Director compensation. Directors are not eligible to receive equity compensation under any other Company plan. Directors are subject to the Director share ownership guidelines described below.

The annual cash retainer and annual stock retainer have not changed since 2014 and 2012, respectively. In addition to the fees noted above, non-executive Directors are reimbursed for travel, accommodation and other reasonable out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings and other Board-related duties. We transport one or more non-executive Directors to and from Board meetings on aircraft in which we have fractional ownership.

The following table sets forth the compensation paid to non-executive Directors for services rendered in the fiscal year ended December 31, 2017:

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)(4)	Option Awards	All Other Compensation(5)	Total
Ramani Ayer	$137,083	$150,035	$—	$—	$287,118
Dale Comey	$123,333	$150,035	$—	$—	$273,368
Claus-Michael Dill	$133,333	$150,035	$—	$108,521	$391,889
Robert Glauber	$125,000	$150,035	$—	$138,538	$413,573
Edward Kelly, III	$120,000	$150,035	$—	$—	$270,035
Suzanne Labarge	$40,000	$—	$—	$—	$40,000
Joseph Mauriello	$140,000	$150,035	$—	$—	$290,035
Eugene McQuade	$280,000	$150,035	$—	$—	$430,035
James Nevels	$20,000	75,001	$—	—	$95,001
Clayton Rose	$140,000	$150,035	$—	$—	$290,035
Anne Stevens	$119,583	$150,035	$—	$—	$269,618
Sir John Vereker	$117,917	$150,035	$—	$36,064	$304,016

(1)
Messrs. McGavick and Catlin are not included in the Director Compensation Table above, as they received no compensation for their service as Directors. The compensation received by Messrs. McGavick and Catlin as executives is shown in the Summary Compensation Table. Ms. Williamson is not included in the Director Compensation Table as she became a director on February 15, 2018. Ms. Labarge and Mr. Catlin did not stand for re-election at the 2017 AGM, and Mr. Nevels is not standing for re-election at the 2018 AGM. Dr. Clayton Rose resigned from the Board effective December 17, 2017.

(2)
Our Board service period runs from May 1 through April 30 each year, in alignment with the general timing of our Annual General Meeting. Amounts provided include the pro-rated portion of the annual retainer fees paid in 2016 and 2017 for services rendered between January 1, 2017 and December 31, 2017. Specifically, fees included in the chart above reflect the portion of those payments earned during 2017 by all non-executive Directors. These fees may include committee chair, or additional committee membership fees, also pro-rated over the 2017 service period.

(3)
All Directors except Mr. Nevels and Ms. Labarge were granted common shares in the Company equal in value to $150,035. Mr. Nevels was granted a prorated award of 1,836 shares on October 26, 2017 upon joining the board and Ms. Labarge received no award in light of her decision to not stand for re-election to the Board. The amounts shown represent the fair value of stock awards, calculated as the number of shares granted, multiplied by our closing share price on the date of grant. See Note 19, “Share Capital-(d) Options,” of the consolidated financial statements in our Original Form 10-K for further information on stock awards granted.

(4)	The aggregate number of unvested stock awards outstanding at December 31, 2017 for each non-executive Director was nil.

(5)
Represents fees for serving on XL subsidiary boards. Mr. Glauber earned $138,538 in 2017 for serving on the XL Insurance Company SE, Catlin Underwriting Agencies Limited and Catlin Insurance Company (U.K.) Ltd boards. Mr. Dill earned €35,360 for serving on the XL Re Europe SE board, CHF 32,600 for serving on the Catlin Re Switzerland Ltd board and £27,083 for serving on the XL Insurance Company SE board. Mr. Vereker earned £27,083 in 2017 for serving on the Catlin Underwriting Agencies Ltd and Catlin Insurance Company (U.K.) Ltd boards. U.S. dollar figures included in the table above were calculated based on exchange rates at time of payment for Sir John Vereker and an average rate for 2017 for the quarterly payments received by Mr. Dill.

DIRECTOR SHARE OWNERSHIP GUIDELINES
We encourage long-term share ownership by our non-executive Directors. Our Governance Committee has established a share ownership target for non-executive Directors of at least four times the annual cash retainer (currently, a target of $420,000) in value of beneficially owned shares, stock options or share units (or any combination thereof).
In addition to the share ownership target, the Governance Committee established restrictions on the sale of shares and share holding requirements for our Directors. Directors may not sell shares granted on or after May 1, 2010 unless they have met the share ownership target; however, shares may be withheld to cover tax obligations associated with the grant, regardless of whether the full level of share ownership has been attained. Directors are also required to retain and hold 50% of each grant (net of taxes) made on or after May 1, 2010 for a minimum of five years from the grant date before being allowed to sell those vested shares, regardless of whether they have met the share ownership requirement.
As of the record date, all of our non-executive Director nominees who are currently directors are in compliance with our shareholding requirements, and all except for Mr. Dill and Ms. Williamson (who were appointed to the Board in 2015 and 2018, respectively) have met their share ownership target.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Management and Directors

The following table sets forth, as of March 28, 2018, information regarding the beneficial ownership of our shares held by: (1) each person who beneficially owns 5% or more of our outstanding shares; (2) each of the persons who served as Directors during any part of 2017 and each of our named executive officers; and (3) all of our current Directors and executive officers as a group. Except as otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by him or her. For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days after March 28, 2018. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below, any shares that such person or persons have the right to acquire within 60 days after March 28, 2018 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355(2)	Common Shares	25,768,889	9.98%
T. Rowe Price Associates, Inc. 100 E. Pratt Street, Baltimore, Maryland 21202(3)	Common Shares	23,436,803	9.08%
Wellington Management Group, LLP 280 Congress Street, Boston, MA 02210(4)	Common Shares	21,674,743	8.40%
Barrow, Hanley, Mewhinney & Strauss, LLC 2200 Ross Avenue, 31st Floor Dallas, TX 75201-2761(5)	Common Shares	18,073,834	7.00%
Blackrock, Inc. 55 East 52nd Street, New York, NY 10055(6)	Common Shares	18,044,600	6.99%
Franklin Mutual Advisors, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078(7)	Common Shares	17,849,059	6.91%
Ramani Ayer(8)	Common Shares	32,022	*
Stephen Catlin(9)	Common Shares	701,761	*
Dale Comey(10)	Common Shares	80,964	*
Charles Cooper (11)	Common Shares	134,297	*
Claus-Michael Dill	Common Shares	10,758	*
Robert Glauber(12)	Common Shares	72,463	*
Kirstin Gould (13)	Common Shares	587,521	*
Gregory Hendrick(14)	Common Shares	871,517	*
Edward Kelly III(15)	Common Shares	17,855	*
Joseph Mauriello(16)	Common Shares	67,508	*
Michael McGavick(17)	Common Shares	3,035,652	1.18%
Eugene McQuade	Common Shares	68,555	*
James Nevels	Common Shares	2,036	*
Peter Porrino(18)	Common Shares	724,482	*

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class
Stephen Robb(19)	Common Shares	88,529		*
Anne Stevens(20)	Common Shares	17,010		*
Sir John Vereker	Common Shares	64,810		*
Billie Williamson	Common Shares	899		*
Current Directors and executive officers of the Company as a group (22 persons in total)	Common Shares	6,404,794	2.48%

*	Represents less than 1% of each class of security beneficially owned.

(1)
Each share has one vote, except that if, and for so long as, the votes conferred by the Controlled Shares (as hereinafter defined) of any person constitute 10% or more of the votes conferred by the outstanding and issued shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, in the aggregate, to a voting power equal to approximately (but slightly less than) 10%, pursuant to a formula set forth in our bye-laws. “Controlled Shares” include, among other things, all shares that a person (as defined in our Articles of Association) owns directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Exchange Act or Section 958 of the Code).

(2)
Represents 369,555 shares with sole voting power, 25,361,532 shares with sole dispositive power, 53,021 shares with shared voting power and 407,357 shares with shared dispositive power. Beneficial ownership details are based upon information contained in the Schedule 13G/A filed with the SEC by The Vanguard Group on February 8, 2018.

(3)
Represents 9,456,270 shares with sole voting power and 23,403,789 shares with sole dispositive power. Beneficial ownership details are based upon information contained in the Schedule 13G/A filed with the SEC by T. Rowe Price Associates, Inc. on February 14, 2018.

(4)
Represents 12,184,918 shares with shared voting power and 21,674,743 shares with shared dispositive power. Beneficial ownership details are based upon information contained in the Schedule 13G/A filed with the SEC by Wellington Management Company on February 8, 2018.

(5)
Represents 12,007,706 shares with sole voting power, 18,073,834 shares with sole dispositive power and 6,066,128 shares with shared voting power. Beneficial ownership details are based upon information contained in the Schedule 13G filed with the SEC by Barrow, Hanley, Mewhinney & Strauss, LLC on February 12, 2018.

(6)
Represents 15,762,520 shares with sole voting power and 18,044,600 shares with sole dispositive power. Beneficial ownership details are based upon information contained in the Schedule 13G/A filed with the SEC by Blackrock Inc. on January 30, 2018.

(7)
Represents 17,778,259 shares with sole voting power and 17,778,259 shares with sole dispositive power for Franklin Mutual Advisors, LLC. Additionally, this represents 70,800 shares with sole voting power and 70,800 shares with sole dispositive power for Franklin Advisory Services, LLC. Beneficial ownership details are based upon information contained in the Schedule 13G/A filed with the SEC by Franklin Mutual Advisers, LLC on February 5, 2018.

(8)	Includes 5,000 shares issuable upon exercise of vested stock options.

(9)	Includes 8,905 shares held by Catlin Settlement Trust and 603,083 shares issuable upon the exercise of vested stock options and options becoming vested in 60 days.

(10)	Includes 10,000 shares issuable upon the exercise of vested stock options.

(11)	Includes 12,364 shares issuable upon the exercise of vested stock options.

(12)	Includes 10,000 shares issuable upon the exercise of vested stock options.

(13)	Includes 497,208 shares issuable upon the exercise of vested stock options.

(14)	Includes 727,909 shares issuable upon the exercise of vested stock options.

(15)	Includes 5,000 shares issuable upon the exercise of vested stock options.

(16)	Includes 10,000 shares issuable upon the exercise of vested stock options.

(17)	Includes 16,000 restricted shares that had not vested but which have voting rights. Also includes 2,730,803 shares issuable upon the exercise of vested stock options.

(18)	Includes 639,382 shares issuable upon exercise of vested stock options.

(19)	Includes 18,546 shares issuable upon the exercise of vested stock options.

(20)	Includes 5,000 shares issuable upon the exercise of vested stock options.

For information regarding securities authorized for issuance under equity compensation plans, see the equity compensation plan information provided under Item 5., Market For Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included in the Original Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Certain of our shareholders and their affiliates, as well as the employers of or entities otherwise associated with certain Directors and officers or their affiliates, have purchased insurance and/or reinsurance from us in the ordinary course of business on terms we believe were no more favorable to these (re)insureds than those made available to other customers.
Historically, Mr. Catlin, our former Deputy Executive Chairman, paid a subsidiary of the Company for use of a Bermuda residence (purchased by Catlin Insurance Company Limited in May 2014, prior to our acquisition of Catlin) at a fair market value rate of $25,000 per month. The fair market rental value of the residence was determined by an independent real estate appraiser taking into account, among other factors, the availability of this property for corporate functions and other corporate use. Mr. Catlin paid $150,000 under these arrangements through June 2017.
PROCEDURES FOR APPROVAL OF RELATED PERSON TRANSACTIONS
Our Board has adopted written policies and procedures relating to the approval or ratification of transactions with “Related Persons,” as defined below. Under these policies and procedures, management must present to the Governance Committee any “Related Person Transactions,” as defined below, proposed to be entered into by the Company, including the aggregate value of such transactions, if applicable, and any “Ordinary Course Related Person Transactions,” as defined below, known to management.
In reviewing proposed Related Person Transactions, the Governance Committee must consider and review such transactions to determine, among other things, whether such transactions are on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third person or otherwise fair to the Company. After review, the Governance Committee will approve or disapprove such transactions, as appropriate. Subsequent to approval, management must update the Governance Committee as to any material change to those transactions that have been approved by it. No Director may participate in any approval of a Related Person Transaction in which he or she could have a direct or indirect material interest. In instances where an Ordinary Course Related Person Transaction is reviewed, the Governance Committee will consider whether such proposed transaction is in the ordinary course of business and on terms no more favorable than are made to other unrelated persons.
Under these policies and procedures, a “Related Person Transaction” is any transaction, including proposed charitable contributions or pledges of charitable contributions, in which the Company was or is a participant, the amount involved exceeds $120,000 in any calendar year and a Related Person had or will have a direct or indirect material interest. A Related Person Transaction does not include the Company’s providing insurance and/or reinsurance to shareholders or their affiliates, or to employers or entities associated with a Related Person in the ordinary course of business, on terms no more favorable to the (re)insureds than are made available to other customers (collectively, “Ordinary Course Related Person Transaction(s)”). A “Related Person” is a senior officer, director or nominee for director of the Company, a greater than 5% beneficial owner of our outstanding shares, any immediate family member (as that term is defined by Item 404 of Regulation S-K) of any of the foregoing or an entity in which any of the foregoing persons has a substantial interest in, or control of, such entity or which employs a person listed in the foregoing.
Director Independence
Under NYSE rules, a director is considered independent if our Board determines that the director does not have any direct or indirect material relationship with the Company. Our Board has adopted Director Independence Standards to assist it in determining if any material relationships with the Company exist that would cause a Director not to be independent under NYSE rules. These Director Independence Standards are available under the Corporate Governance section of our website at http://xlgroup.com/xl-investor-relations/corporate-governance.
In accordance with these standards, the Board determined, upon the recommendation of our Governance Committee, that (i) all Directors, except for our CEO Mr. McGavick, are independent in accordance with such standards, and (ii) that no transactions or relationships existed that were inconsistent these independence determinations. In addition, the Board determined that all Audit Committee members meet the independence and financial experience requirements of the NYSE and the SEC, and all Compensation Committee members meet the heightened standards under NYSE rules. Compensation Committee members also are non-employee directors as defined by Rule 16b-3 under the Exchange Act and “outside directors” as defined by Section 162(m) of the Internal Revenue Code (the “Code”).
In reaching its conclusion with respect to the independence of each of our Directors, our Governance Committee and Board considered detailed information about any relationships between the independent Directors (and their immediate family members and affiliated entities) on the one hand, and XL and its affiliates on the other. Specifically, the Governance Committee and the Board considered the following items, which our Board has determined are immaterial under our Director Independence Standards:

•
Certain ordinary course (re)insurance policies between us and a Director, a Director’s immediate family member, or an entity where a Director or immediate family member was an officer, employee, board member or similar during 2017.

•
Certain transactional banking, cash management and foreign exchange services provided to us by subsidiaries of Citigroup Inc., of which Mr. McQuade is a director and former officer. We believe that all of the transactional services provided to us by Citigroup and its affiliates were entered into on an arm’s length basis. As such, in connection with the establishment and maintenance of various credit facilities, Citigroup and its affiliates receive the same type of information regarding the Company as we provide to our other lenders and letter of credit issuers and do not receive any additional information about the Company that is strategic in nature.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Matters
FEES PAID TO AUDITORS

	Fiscal Year Ended 12/31/17	Fiscal Year ended 12/31/16
Audit Fees (1)	$15,632,000	$15,963,000
Audit Related Fees(2)	$355,000	$457,000
Tax Fees(3)	$380,000	$303,000
All Other Fees(4)	$195,000	$150,000

(1)
Audit fees were for professional services rendered primarily in connection with the audit and quarterly reviews of the consolidated financial statements, internal control over financial reporting and other attestation services that comprised the audits for insurance statutory and regulatory purposes in the various jurisdictions in which we operate and the provision of certain opinions relating to our filings with the SEC.

(2)
In 2017 and 2016, such audit-related fees were primarily for the performance of services related to regulatory and compliance attestations and employee benefit plan audits. Decrease in audit-related fees relates to non-recurring services in 2016 related to the redomestication of the parent company to Bermuda.

(3)	In 2017 and 2016, these fees were for professional services rendered for tax planning and compliance. The increase in tax fees relates to an increase in tax planning services provided in 2017.

(4)
In 2017 and 2016, these fees were for professional services and expenses rendered for regulatory consulting services, and software licensing fees. The increase in other fees for 2017 relates mainly to training services and software licenses.

AUDIT COMMITTEE PRE-APPROVAL POLICY
The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the independent auditor. Annually, the Audit Committee reviews and pre-approves the audit, review, attestation and permitted non-audit services (including the fees and terms thereof) to be provided during the next audit cycle by the independent auditor. Services proposed to be provided by the independent auditor that were not pre-approved during the annual review and the fees for such proposed services are pre-approved by the Audit Committee or the Chair of the Audit Committee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget are also pre-approved by the Audit Committee or the Chair of the Audit Committee. All requests or applications for the independent auditor to provide services to us are submitted to the Audit Committee or the Chair of the Audit Committee.
The Audit Committee reviewed the non-audit services performed by PricewaterhouseCoopers LLP in 2017 and concluded that the provision of these services was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence in the performance of its auditing functions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements, Financial Statement Schedules and Exhibits.
1. Financial Statements
Included in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 which was originally filed on February 23, 2018 (the “Original Form 10-K”).
2. Financial Statement Schedules
Included in Part IV of the Original Form 10-K.
3. Exhibits
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

▪	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate

▪	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement

▪	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors, and

▪	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index
For a list of the exhibits to this annual report of Form 10-K, see the Exhibit Index below:

Exhibit	Description
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

10.45+	Form of Director Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K (No. 1-10804) for the year ended December 31, 2013.
10.46	Form of Director Irrevocable Undertaking, incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on January 9, 2015.
10.47+**	Consulting Agreement, effective January 1, 2018, between XL Group Ltd, XL Services (Bermuda) Ltd and Catlin Consultancy Limited.
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

10.67+	Form of 2017 Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).
10.68+	Form of 2017 Non-statutory Stock Option Agreement, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 (No. 1-10804).
12**	Statements regarding computation of ratios.
21**	List of subsidiaries of the Registrant.
23**	Consent of PricewaterhouseCoopers LLP.
24**	Powers of Attorney (included in signature page of the Original Form 10-K).
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32**	Section 1350 Certifications.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Previously filed (or, with respect to Exhibit 32, furnished) with the Original Form 10-K, which is amended hereby.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 6, 2018
XL Group Ltd
(Registrant)

/s/ STEPHEN ROBB
Name: Stephen Robb
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd