Form 10-Q
period 2018-03-31
XL GROUP LTD
filed 2018-05-04
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
At May 1, 2018, there were 258,287,127 outstanding Common Shares, $0.01 par value per share, of the registrant.

XL GROUP LTD

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP LTD
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	March 31, 2018	December 31, 2017
ASSETS
Investments:
Fixed maturities available for sale (''AFS''), at fair value (amortized cost: 2018 - $30,268,346; 2017 - $30,157,581)	$30,656,628	$30,928,988
Short-term investments AFS, at fair value (amortized cost: 2018 - $500,844; 2017 - $816,638)	500,170	815,481
Fixed maturities trading, at fair value (amortized cost: 2018 - $2,055,722; 2017 - $1,946,501)	2,084,251	2,006,385
Short-term investments trading, at fair value (amortized cost: 2018 - $7,428; 2017 - $14,969)	7,425	14,965
Equity securities, at fair value (cost: 2018 - $607,427; 2017 - $638,455)	637,872	713,967
Investments in affiliates	1,900,105	1,911,996
Other investments	1,186,983	1,163,863
Total investments	$36,973,434	$37,555,645
Cash and cash equivalents	3,484,763	3,435,954
Restricted cash	155,023	157,497
Accrued investment income	265,701	272,149
Deferred acquisition costs and value of business acquired	1,317,797	1,102,474
Ceded unearned premiums	2,950,077	2,198,217
Premiums receivable	7,988,469	6,934,482
Reinsurance balances receivable	1,210,620	930,114
Unpaid losses and loss expenses recoverable	7,271,013	7,247,723
Receivable from investments sold	258,084	201,515
Goodwill and other intangible assets	2,230,506	2,225,751
Deferred tax asset	356,667	332,024
Other assets	875,809	842,691
Total assets	$65,337,963	$63,436,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$29,701,568	$29,696,779
Deposit liabilities	982,963	1,042,677
Future policy benefit reserves	3,680,958	3,610,926
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2018 - $3,261,122; 2017 - $3,191,584)	989,140	999,219
Unearned premiums	9,687,293	8,307,431
Notes payable and debt	3,240,461	3,220,769
Reinsurance balances payable	4,432,331	3,706,116
Payable for investments purchased	317,339	332,989
Deferred tax liability	57,995	57,574
Other liabilities	1,012,693	1,000,436
Total liabilities	$54,102,741	$51,974,916
Commitments and Contingencies
Shareholders' Equity:
Authorized shares, 999,990,000, par value $0.01; common shares issued and outstanding (2018 - 258,171,836; 2017 - 256,033,895)	$2,582	$2,560
Additional paid in capital	7,809,895	7,757,940
Accumulated other comprehensive income	312,255	889,431
Retained earnings	1,503,797	1,198,386
Shareholders' equity attributable to XL Group Ltd	$9,628,529	$9,848,317
Non-controlling interest in equity of consolidated subsidiaries	1,606,693	1,613,003
Total shareholders' equity	$11,235,222	$11,461,320
Total liabilities and shareholders' equity	$65,337,963	$63,436,236
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except per share data)	2018	2017
Revenues:
Net premiums earned	$2,600,288	$2,522,791
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	188,083	167,168
Net investment income - Life Funds Withheld Assets	30,398	33,364
Total net investment income	$218,481	$200,532
Realized investment gains (losses):
Net realized gains (losses) on investments AFS - excluding Life Funds Withheld Assets	(31,672)	11,092
Net realized and change in net unrealized gains (losses) on equity securities - excluding Life Funds Withheld Assets	(36,014)	—
Net realized and change in net unrealized gains (losses) on other investments - excluding Life Funds Withheld Assets	8,649	—
Other-than-temporary impairments ("OTTI") - excluding Life Funds Withheld Assets	(1,645)	(6,874)
OTTI transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(161)	—
Net realized gains (losses) on investments and change in net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	(21,309)	33,068
OTTI - Life Funds Withheld Assets	(1,203)	—
Total realized investment gains (losses)	$(83,355)	$37,286
Net realized and unrealized gains (losses) on derivative instruments	4,221	(7,069)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	22,921	(50,101)
Income (loss) from investment affiliates	45,669	38,261
Fee income and other	6,717	13,661
Total revenues	$2,814,942	$2,755,361
Expenses:
Net losses and loss expenses incurred	$1,622,006	$1,583,456
Claims and policy benefits	10,307	7,291
Acquisition costs	463,827	435,869
Operating expenses	472,563	468,038
Foreign exchange (gains) losses	9,841	(3,336)
Interest expense	53,545	50,711
Total expenses	$2,632,089	$2,542,029
Income (loss) before income tax and income (loss) from operating affiliates	$182,853	$213,332
Income (loss) from operating affiliates	10,282	13,609
Provision (benefit) for income tax	31,902	13,092
Net income (loss)	$161,233	$213,849
Non-controlling interests	8,585	61,006
Net income (loss) attributable to common shareholders	$152,648	$152,843
Weighted average common shares and common share equivalents outstanding, in thousands – basic	256,922	265,690
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	261,176	269,767
Earnings (loss) per common share and common share equivalent – basic	$0.59	$0.58
Earnings (loss) per common share and common share equivalent – diluted	$0.58	$0.57
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Net income (loss) attributable to common shareholders	$152,648	$152,843
Change in net unrealized gains (losses) on investments AFS - excluding Life Funds Withheld Assets, net of tax	(330,728)	102,622
Change in adjustments related to future policy benefit reserves, net of tax	4,164	5,132
Change in net unrealized gains (losses) on investments AFS - Life Funds Withheld Assets, net of tax	(35,754)	(20,108)
Change in net unrealized gains (losses) on affiliate investments, net of tax	2,148	(2,462)
Change in net unrealized gains (losses) on other investments, net of tax	—	1,269
Change in OTTI recognized in other comprehensive income, net of tax	3,616	1,442
Change in underfunded pension liability, net of tax	(189)	(357)
Change in value of cash flow hedge	(48)	(48)
Foreign currency translation adjustments, net of tax	(2,432)	41,938
Comprehensive income (loss)	$(206,575)	$282,271
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

`

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Common Shares:
Balance - beginning of year	$2,560	$2,669
Issuance of common shares	7	10
Buybacks of common shares	—	(51)
Exercise of stock options	15	9
Balance - end of period	$2,582	$2,637
Additional Paid in Capital:
Balance - beginning of year	$7,757,940	$8,068,503
Buybacks of common shares	(1,191)	(154,065)
Exercise of stock options	48,163	23,287
Share-based compensation and other	4,983	(3,564)
Balance - end of period	$7,809,895	$7,934,161
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$889,431	$715,546
Reclassification due to the adoption of Accounting Standards Update ("ASU") 2016-01	(221,856)	—
Reclassification due to the adoption of ASU 2018-02	3,903	—
Change in net unrealized gains (losses) on investments AFS - excluding Life Funds Withheld Assets, net of tax	(330,728)	102,622
Change in adjustments related to future policy benefit reserves, net of tax	4,164	5,132
Change in net unrealized gains (losses) on investments AFS - Life Funds Withheld Assets, net of tax	(35,754)	(20,108)
Change in net unrealized gains (losses) on affiliate investments, net of tax	2,148	(2,462)
Change in net unrealized gains (losses) on other investments, net of tax	—	1,269
Change in OTTI losses recognized in other comprehensive income, net of tax	3,616	1,442
Change in underfunded pension liability, net of tax	(189)	(357)
Change in value of cash flow hedge	(48)	(48)
Foreign currency translation adjustments, net of tax	(2,432)	41,938
Balance - end of period	$312,255	$844,974
Retained Earnings (Deficit):
Balance - beginning of year	$1,198,386	$2,151,794
Reclassification due to the adoption of ASU 2016-01	221,856	—
Reclassification due to the adoption of ASU 2018-02	(3,903)	—
Net income (loss) attributable to common shareholders	152,648	152,843
Dividends on common shares	(57,644)	(59,371)
Buybacks of common shares	(471)	(46,372)
Share-based compensation and other	(7,075)	(5,782)
Balance - end of period	$1,503,797	$2,193,112
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,613,003	$2,022,167
Non-controlling interests - contributions	438	25
Non-controlling interests - other	(7,361)	3,036
Non-controlling interest share in change in accumulated other comprehensive income (loss)	613	514
Balance - end of period	$1,606,693	$2,025,742
Total Shareholders' Equity	$11,235,222	$13,000,626
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$161,233	$213,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total realized investment (gains) losses	83,355	(37,286)
Net realized and unrealized (gains) losses on derivative instruments	(4,221)	7,069
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(22,921)	50,101
Amortization of premiums (discounts) on fixed maturities	32,298	42,178
(Income) loss from investment and operating affiliates	(39,800)	(28,921)
Share-based compensation	15,448	12,694
Depreciation and amortization	22,481	19,429
Accretion of deposit liabilities	11,125	11,430
Changes in:
Unpaid losses and loss expenses	(240,207)	290,788
Future policy benefit reserves	(51,981)	(55,634)
Funds withheld on GreyCastle life retrocession arrangements, net	(24,578)	(107,596)
Unearned premiums	1,310,888	1,222,570
Premiums receivable	(979,464)	(1,152,760)
Unpaid losses and loss expenses recoverable	36,804	(153,063)
Ceded unearned premiums	(730,516)	(797,191)
Reinsurance balances receivable	(272,531)	(59,052)
Deferred acquisition costs and value of business acquired	(205,798)	(205,830)
Reinsurance balances payable	695,220	849,492
Deferred tax asset - net	25,190	10,852
Derivatives	8,162	58,104
Other assets	(42,006)	(100,791)
Other liabilities	(51,327)	(128,606)
Other	25,022	(9,323)
Total adjustments	$(399,357)	$(261,346)
Net cash provided by (used in) operating activities	$(238,124)	$(47,497)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$4,369,199	$2,492,005
Proceeds from redemption of fixed maturities and short-term investments	701,404	1,228,356
Proceeds from sale of equity securities	78,716	46,379
Purchases of fixed maturities and short-term investments	(4,917,191)	(3,633,007)
Purchases of equity securities	(33,230)	(47,967)
Proceeds from sale of affiliates	244,340	168,237
Purchases of affiliates	(76,014)	(35,926)
Other	(26,782)	23,429
Net cash provided by (used in) investing activities	$340,442	$241,506
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$46,504	$23,296
Buybacks of common shares	(1,663)	(200,488)
Employee withholding on share-based compensation	(16,696)	(22,871)
Dividends paid on common shares	—	(58,392)
Distributions to non-controlling interests	(15,946)	(25,400)
Contributions from non-controlling interests	439	26
Contingent consideration paid on business combination	(5,000)	—
Deposit liabilities	(71,124)	(7,771)
Net cash provided by (used in) financing activities	$(63,486)	$(291,600)
Effects of exchange rate changes on foreign currency cash	7,503	30,273
Increase (decrease) in cash, cash equivalents and restricted cash	$46,335	$(67,318)
Cash, cash equivalents and restricted cash - beginning of year	3,593,451	3,580,492
Cash, cash equivalents and restricted cash - end of period	$3,639,786	$3,513,174
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
(a) Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the "Company" include the accounts of XL Group Ltd, a Bermuda exempted company ("XL Group"), together with its consolidated subsidiaries.
These Unaudited Consolidated Financial Statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
In May 2014, the Company ceded the majority of its life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). Under the terms of the transaction, the Company continues to own, on a funds withheld basis, assets supporting the GreyCastle Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest (the "Life Funds Withheld Assets"). The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments. For further information, see Item 8, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
(b) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2018
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued an accounting standards update concerning the accounting for financial instruments. The guidance retains the basic existing framework for accounting for financial instruments under GAAP, while achieving limited convergence with IFRS in this area. The guidance: (1) requires equity investments (except consolidated entities and those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for non-public business entities; (4) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial statements; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of asset in the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption is required to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except the amendments related to impairment of equity securities without readily determinable fair values. The Company adopted this guidance as of

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2018. As of that date, accumulated unrealized gains and losses relating to investments in equity securities and certain of our other investments, net of tax, which were included in accumulated other comprehensive income, were reclassified to retained earnings. At January 1, 2018 the amount of the reclassification was a net unrealized gain of $233.8 million, less deferred tax of $11.9 million. Adoption of this update has an effect on results of operations going forward, as mark-to-market movements on equity securities now impact net income; however, it does not have a material impact on the Company's cash flows.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standards update concerning the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update are intended to address areas where GAAP is unclear and diversity in practice exists. The following areas are covered in this update: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments following a business combination; (4) proceeds from settlement of insurance claims; (5) proceeds from settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separation of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018 using the retrospective transition method required by these amendments. As required in adopting this standard, the Company made a formal accounting policy election regarding classification of distributions received from equity method investees, choosing to use the Nature of Distribution approach. This approach is consistent with historical practice utilized by the Company in classifying these distributions. Overall, adoption of the guidance did not have a material impact on the Company's cash flows, and had no impact on the Company's financial position or results of operations.
ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued an accounting standards update concerning the tax effects of intra-entity asset transfers within a group. The guidance requires an entity to reflect the income tax consequences of an intra-entity transfer of an asset other than inventory when that transfer occurs. This is a departure from previous GAAP, which prohibited recognition of tax on such transfers until the asset had been sold to an external party or otherwise realized. The amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance as of January 1, 2018. This guidance did not have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2016-18, Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued an accounting standards update concerning the presentation of restricted cash within the statement of cash flows. Previous GAAP did not provide guidance on the presentation or classification of movements in restricted cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included as a component of cash and cash equivalents when reconciling beginning-of-period and end-of-period totals within the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance is required to be applied retrospectively to all periods presented in the statements of cash flows. The Company adopted this guidance as of January 1, 2018. As result, the net amount of the change in the restricted cash balances during each reporting period is no longer being presented as a discrete line item "Change in restricted cash" within investing cash flows for each applicable period, as was previously reported in the Company's Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017. This guidance did not have an impact on the Company's financial position or results of operations.
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued an accounting standards update concerning the presentation of costs related to defined benefit pension plans and similar plans. The amendments in this ASU principally require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by relevant employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in the update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments relating to presentation in the income statement are required to be applied retrospectively. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

adopted this guidance as of January 1, 2018. The impact of this guidance on the Company is disclosure-related only, and it does not have an impact on the Company's financial position, results of operations or cash flows. As the impact of adopting this standard is not material, updated disclosure on the Company's defined benefit pension plans has not been provided for the current quarterly period. For the Company’s most recent disclosures, see Item 8, Note 17, "Retirement Plans" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued an accounting standards update concerning the stranded tax effects resulting from tax rate changes legislated by the U.S. Tax Cuts and Jobs Act. Under GAAP, the effects of all changes in tax rates on deferred tax balances are reflected in income, even if the tax balances relate to items of accumulated other comprehensive income. This update permits companies to make an election to reclassify from accumulated other comprehensive income to retained earnings such stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. Certain disclosures are also required by the update. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those financial years. For public business entities, early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The amendments should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. Tax Cuts and Jobs Act is recognized. The Company early-adopted this guidance by making the permitted election in the first quarter of 2018, recognizing a reclassification of $3.9 million from accumulated other comprehensive income to retained earnings in the period of adoption. In general, in accounting for the release of income tax effects from accumulated other comprehensive income, the Company applies the individual item approach with respect to available-for-sale debt securities, and the portfolio approach with respect to pension, postretirement benefit plan obligations and currency translation matters.
ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
In March 2018, the FASB issued an accounting standards update concerning the income tax accounting implications of the U.S. Tax Cuts and Jobs Act. The update codifies SEC-related material within the Accounting Standards Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (‘SAB 118’). SAB 118 provided clarifying guidance for how a public business entity should address the situation in which the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act was not completed by the time financial statements were issued for the reporting period in which the legislation was enacted. In such circumstances, the incomplete effects are reported when a reasonable estimate can be determined, based on that estimate. Provisional amounts can be updated during a measurement period not exceeding one year. Disclosures concerning any incomplete effects and adjustments are required. The Company complied with the requirements of SAB 118 in its Form 10-K for the year ended December 31, 2017 and no further changes were required to comply with this update when adopted in the three months ended March 31, 2018. During the three months ended March 31, 2018, there were no changes to any outstanding items as reported in Item 8, Note 23, "Taxation" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
2. Acquisitions and Disposals
(a) Merger with AXA SA ("AXA")
The Company has entered into a definitive agreement and plan of merger (the “Merger Agreement”) with AXA dated March 5, 2018, under which AXA would acquire 100% of the Company’s common shares in exchange for cash proceeds of $57.60 per common share of XL Group or approximately $15.3 billion in the aggregate (the “AXA Transaction”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will merge with an existing AXA subsidiary in accordance with the Companies Act 1981 of Bermuda (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of AXA. All preferred shares issued by subsidiaries of the Company will remain issued and outstanding upon completion of the Merger.
The Merger is expected to close during the second half of 2018, subject to approval by the Company’s shareholders and other customary closing conditions, including the receipt of required regulatory approvals. The Merger Agreement, among other stipulations, permits: (i) the Company to pay out regular quarterly cash dividends not to exceed $0.22 per common share per quarter, (ii) subsidiaries of the Company to pay periodic cash dividends on preferred shares not to exceed amounts contemplated by the applicable bye-laws or resolutions approving such preferred shares, and (iii) subsidiaries of the Company to pay dividends to XL Group and XLIT Ltd. ("XLIT"), the Company’s holding companies, or any of its subsidiaries.
3. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's general investment and financing operations are reflected in Corporate and Other. Subsequent to the transaction described in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," GCLR reinsures the majority of the Company's life reinsurance business through the GreyCastle Life Retro Arrangements. The results of the run-off life operations not subject to the GreyCastle Life Retro Arrangements are also reported within Corporate and Other.
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
The following tables summarize the segment results for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,866,539	$2,060,601	$4,927,140	$52,595	$4,979,735
Net premiums written	1,481,867	1,670,744	3,152,611	3,107	3,155,718
Net premiums earned	1,665,789	931,392	2,597,181	3,107	2,600,288
Less: Net losses and loss expenses (2)	1,064,992	557,014	1,622,006	10,307	1,632,313
Less: Acquisition costs	221,962	240,854	462,816	1,011	463,827
Less: Operating expenses (3)	316,380	73,539	389,919	141	390,060
Underwriting profit (loss)	$62,455	$59,985	$122,440	$(8,352)	$114,088
Net investment income - excluding Life Funds Withheld Assets (4)			168,253	7,519	175,772
Net investment income - Life Funds Withheld Assets				30,398	30,398
Net results from structured products (5)	2,103	1,308	3,411	—	3,411
Net fee income and other (6)	(6,703)	892	(5,811)	69	(5,742)
Net realized investment gains (losses) - excluding Life Funds Withheld Assets			(60,957)	114	(60,843)
Net realized investment gains (losses) - Life Funds Withheld Assets			—	(22,512)	(22,512)
Net realized and unrealized gains (losses) on derivative instruments			—	4,221	4,221
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	22,921	22,921
Net income (loss) from investment affiliates and operating affiliates			—	55,951	55,951
Less: Foreign exchange (gains) losses			—	9,841	9,841
Less: Corporate operating expenses			—	70,043	70,043
Contribution from P&C and Corporate and Other			227,336	10,445	237,781
Less: Interest expense (7)				44,646	44,646
Less: Income tax expense				31,902	31,902
Less: Non-controlling interests				8,585	8,585
Net income (loss) attributable to common shareholders					$152,648
Ratios – P&C operations: (8)
Loss and loss expense ratio	63.9%	59.8%	62.5%
Underwriting expense ratio	32.4%	33.8%	32.8%
Combined ratio	96.3%	93.6%	95.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)
The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Company's acquisition of Catlin Group Ltd in 2015 ("Catlin Acquisition") within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $12.3 million and $8.9 million, respectively.

(6)	Net fee income and other includes operating expenses of $12.5 million from the Company's loss prevention consulting services business.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

Three Months Ended March 31, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,694,216	$1,927,390	$4,621,606	$56,811	$4,678,417
Net premiums written	1,508,591	1,471,169	2,979,760	3,310	2,983,070
Net premiums earned	1,635,315	884,166	2,519,481	3,310	2,522,791
Less: Net losses and loss expenses (2)	1,060,363	523,093	1,583,456	7,291	1,590,747
Less: Acquisition costs (2)	210,483	224,079	434,562	1,307	435,869
Less: Operating expenses (3)	285,729	71,757	357,486	233	357,719
Underwriting profit (loss)	$78,740	$65,237	$143,977	$(5,521)	$138,456
Net investment income - excluding Life Funds Withheld Assets (4)			146,566	7,227	153,793
Net investment income - Life Funds Withheld Assets				33,364	33,364
Net results from structured products (5)	2,269	645	2,914	—	2,914
Net fee income and other (6)	1,967	686	2,653	(438)	2,215
Net realized investment gains (losses) - excluding Life Funds Withheld Assets			4,831	(613)	4,218
Net realized investment gains (losses) - Life Funds Withheld Assets			—	33,068	33,068
Net realized and unrealized gains (losses) on derivative instruments			—	(7,069)	(7,069)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(50,101)	(50,101)
Net income (loss) from investment affiliates and operating affiliates			—	51,870	51,870
Less: Foreign exchange (gains) losses			—	(3,336)	(3,336)
Less: Corporate operating expenses			—	98,873	98,873
Contribution from P&C and Corporate and Other			300,941	(33,750)	267,191
Less: Interest expense (7)				40,250	40,250
Less: Income tax expense				13,092	13,092
Less: Non-controlling interests				61,006	61,006
Net income (loss) attributable to common shareholders					$152,843
Ratios – P&C operations: (8)
Loss and loss expense ratio	64.8%	59.2%	62.8%
Underwriting expense ratio	30.4%	33.4%	31.5%
Combined ratio	95.2%	92.6%	94.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $13.4 million and $10.5 million, respectively.

(6)	Net fee income and other includes operating expenses of $11.4 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company's net premiums earned by product type for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$320,717	$64,608	$—	$385,325
Casualty	481,010	149,963	—	630,973
Property catastrophe	—	136,503	—	136,503
Property	406,778	258,089	—	664,867
Specialty	457,650	44,261	—	501,911
Other (1)	(366)	277,968	—	277,602
Total P&C Operations	$1,665,789	$931,392	$—	$2,597,181
Corporate and Other:
Run-off Life operations - Other Life	—	—	3,107	3,107
Total Corporate and Other	$—	$—	$3,107	$3,107
Total	$1,665,789	$931,392	$3,107	$2,600,288

Three Months Ended March 31, 2017 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$305,482	$52,926	$—	$358,408
Casualty	474,195	156,634	—	630,829
Property catastrophe	—	148,406	—	148,406
Property	450,503	272,346	—	722,849
Specialty	402,687	36,626	—	439,313
Other (1)	2,448	217,228	—	219,676
Total P&C Operations	$1,635,315	$884,166	$—	$2,519,481
Corporate and Other:
Run-off Life operations - Other Life	—	—	3,310	3,310
Total Corporate and Other	$—	$—	$3,310	$3,310
Total	$1,635,315	$884,166	$3,310	$2,522,791
____________

(1)
Other within the Insurance segment includes: surety and certain discontinued lines. Other within the Reinsurance segment includes multiline, whole account contracts, credit and surety, accident and health and other lines.

(2)
Amounts from the prior year have been re-presented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include movements out of Other are in the Insurance segment, and include: livestock business into Specialty; and credit surety into Casualty.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in accumulated other comprehensive income ("AOCI"), of the Company's investments AFS at March 31, 2018 and December 31, 2017 were as follows:

		Included in AOCI
March 31, 2018 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government Agencies ("U.S. Government")	$4,207,380	$29,290	$(48,711)	$4,187,959	$—
U.S. States, municipalities and political subdivisions	1,953,202	63,586	(3,626)	2,013,162	—
Non-U.S. Governments	5,260,650	98,496	(52,495)	5,306,651	—
Corporate	9,759,732	131,175	(148,237)	9,742,670	—
Residential mortgage-backed securities ("RMBS")	4,606,275	26,883	(103,435)	4,529,723	(8,434)
Commercial mortgage-backed securities ("CMBS")	1,292,559	2,263	(35,303)	1,259,519	(736)
Other asset-backed securities	1,588,637	26,172	(6,413)	1,608,396	(30,764)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,668,435	$377,865	$(398,220)	$28,648,080	$(39,934)
Total short-term investments - Excluding Life Funds Withheld Assets	500,844	773	(1,447)	500,170	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,169,279	$378,638	$(399,667)	$29,148,250	$(39,934)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$9,420	$2,196	$—	$11,616	$—
Non-U.S. Governments	432,390	152,016	—	584,406	—
Corporate	919,151	202,052	—	1,121,203	—
RMBS	455	48	—	503	—
CMBS	105,505	24,565	—	130,070	—
Other asset-backed securities	132,990	27,760	—	160,750	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,599,911	$408,637	$—	$2,008,548	$—
Total investments - AFS	$30,769,190	$787,275	$(399,667)	$31,156,798	$(39,934)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Included in AOCI
December 31, 2017 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$4,358,503	$37,782	$(33,545)	$4,362,740	$—
U.S. States, municipalities and political subdivisions	1,977,796	87,832	(988)	2,064,640	—
Non-U.S. Governments	5,135,526	114,918	(48,863)	5,201,581	—
Corporate	9,644,799	207,668	(57,334)	9,795,133	(18)
RMBS	4,717,542	41,983	(35,123)	4,724,402	(8,795)
CMBS	1,246,406	7,468	(9,857)	1,244,017	(817)
Other asset-backed securities	1,488,958	26,877	(6,472)	1,509,363	(34,016)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,569,530	$524,528	$(192,182)	$28,901,876	$(43,646)
Total short-term investments - Excluding Life Funds Withheld Assets	816,638	744	(1,901)	815,481	—
Total equity securities - Excluding Life Funds Withheld Assets	638,455	80,679	(5,167)	713,967	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,024,623	$605,951	$(199,250)	$30,431,324	$(43,646)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$9,050	$2,266	$—	$11,316	$—
Non-U.S. Governments	433,664	150,870	—	584,534	—
Corporate	909,589	227,624	—	1,137,213	—
RMBS	448	67	—	515	—
CMBS	97,356	24,916	—	122,272	—
Other asset-backed securities	137,944	33,318	—	171,262	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,588,051	$439,061	$—	$2,027,112	$—
Total investments - AFS	$31,612,674	$1,045,012	$(199,250)	$32,458,436	$(43,646)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The amortized cost and fair value of trading investments at March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities trading - Life Funds Withheld Assets
U.S. Government	$9,729	$9,320
Non-U.S. Governments	485,495	497,108
Corporate	1,507,879	1,525,761
RMBS	1,023	893
CMBS	7,358	7,472
Other asset-backed securities	44,238	43,697
Total fixed maturities trading - Life Funds Withheld Assets	$2,055,722	$2,084,251
Total short-term investments trading - Life Funds Withheld Assets	$7,428	$7,425
Total investments trading - Life Funds Withheld Assets	$2,063,150	$2,091,676

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities trading - Life Funds Withheld Assets
U.S. Government	$11,640	$11,042
U.S. States, municipalities and political subdivisions	30	31
Non-U.S. Governments	473,849	485,171
Corporate	1,412,846	1,460,292
RMBS	1,020	932
CMBS	7,345	7,580
Other asset-backed securities	39,771	41,337
Total fixed maturities trading - Life Funds Withheld Assets	$1,946,501	$2,006,385
Total short-term investments trading - Life Funds Withheld Assets	$14,969	$14,965
Total investments trading - Life Funds Withheld Assets	$1,961,470	$2,021,350
At March 31, 2018 and December 31, 2017, approximately 3.5% and 3.3%, respectively, of the Company's fixed income investment portfolio at fair value, excluding cash and Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 3.5% and 4.2% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding cash and Life Funds Withheld Assets, at March 31, 2018 and December 31, 2017, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed maturity securities at March 31, 2018 and December 31, 2017 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,716,039	$1,717,129	$1,556,688	$1,564,360
Due after 1 through 5 years	12,520,942	12,501,887	12,243,590	12,309,732
Due after 5 through 10 years	5,882,207	5,876,041	6,268,217	6,362,314
Due after 10 years	1,061,776	1,155,385	1,048,129	1,187,688
	$21,180,964	$21,250,442	$21,116,624	$21,424,094
RMBS	4,606,275	4,529,723	4,717,542	4,724,402
CMBS	1,292,559	1,259,519	1,246,406	1,244,017
Other asset-backed securities	1,588,637	1,608,396	1,488,958	1,509,363
Total mortgage and asset-backed securities	$7,487,471	$7,397,638	$7,452,906	$7,477,782
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,668,435	$28,648,080	$28,569,530	$28,901,876
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$66,237	$68,315	$47,143	$49,233
Due after 1 through 5 years	274,247	296,715	286,524	313,227
Due after 5 through 10 years	167,949	201,133	168,897	205,536
Due after 10 years	852,528	1,151,062	849,739	1,165,067
	$1,360,961	$1,717,225	$1,352,303	$1,733,063
RMBS	455	503	448	515
CMBS	105,505	130,070	97,356	122,272
Other asset-backed securities	132,990	160,750	137,944	171,262
Total mortgage and asset-backed securities	$238,950	$291,323	$235,748	$294,049
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,599,911	$2,008,548	$1,588,051	$2,027,112
Total fixed maturities - AFS	$30,268,346	$30,656,628	$30,157,581	$30,928,988

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2018		December 31, 2017
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities trading - Life Funds Withheld Assets
Due less than one year	$66,532	$65,428	$59,962	$59,605
Due after 1 through 5 years	493,369	495,899	486,847	492,998
Due after 5 through 10 years	691,074	690,354	645,573	657,093
Due after 10 years	752,128	780,508	705,983	746,840
	$2,003,103	$2,032,189	$1,898,365	$1,956,536
RMBS	1,023	893	1,020	932
CMBS	7,358	7,472	7,345	7,580
Other asset-backed securities	44,238	43,697	39,771	41,337
Total mortgage and asset-backed securities	$52,619	$52,062	$48,136	$49,849
Total fixed maturities trading - Life Funds Withheld Assets	$2,055,722	$2,084,251	$1,946,501	$2,006,385
Pledged Assets
Certain of the Company's invested assets are pledged in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included in pledged assets are Life Funds Withheld Assets, as noted in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. At March 31, 2018 and December 31, 2017, the Company had $17.9 billion and $18.8 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS securities at March 31, 2018 and December 31, 2017 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
March 31, 2018 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$3,080,855	$(38,758)	$515,999	$(11,350)
U.S. States, municipalities and political subdivisions	278,946	(3,222)	15,869	(404)
Non-U.S. Governments	2,061,869	(25,703)	487,103	(26,836)
Corporate	5,509,770	(114,092)	510,757	(34,148)
RMBS	2,973,309	(68,157)	846,423	(35,278)
CMBS	991,765	(26,681)	131,116	(8,622)
Other asset-backed securities	396,287	(2,502)	132,119	(3,914)
Total fixed maturities and short-term investments - AFS	$15,292,801	$(279,115)	$2,639,386	$(120,552)

	Less than 12 months		Equal to or greater than 12 months
December 31, 2017 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,687,083	$(21,514)	$727,246	$(13,902)
U.S. States, municipalities and political subdivisions	88,235	(622)	19,583	(366)
Non-U.S. Governments	1,527,323	(14,959)	560,648	(33,931)
Corporate	2,959,416	(25,757)	543,973	(31,577)
RMBS	2,198,391	(14,030)	925,191	(21,093)
CMBS	583,656	(4,117)	138,065	(5,740)
Other asset-backed securities	256,823	(1,111)	175,146	(5,364)
Total fixed maturities and short-term investments - AFS	$10,300,927	$(82,110)	$3,089,852	$(111,973)

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had gross unrealized losses totaling $399.7 million on 4,061 securities out of a total of 7,851 held at March 31, 2018 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized and Unrealized Gains (Losses)
The following represents an analysis of net realized and unrealized gains (losses) on investments:

Net Realized Investment Gains (Losses)	Three months ended March 31,
(U.S. dollars in thousands)	2018	2017
Net realized gains (losses) on investments AFS - excluding Life Funds Withheld Assets: (1)
Gross realized gains	$19,330	$39,397
Gross realized losses	(51,002)	(28,305)
OTTI, net of amounts transferred to other comprehensive income	(1,806)	(6,874)
Total	$(33,478)	$4,218
Net realized and change in net unrealized gains (losses) on equities securities - excluding Life Funds Withheld Assets:
Gross realized gains	$9,693	$—
Gross realized losses	(126)	—
Change in net unrealized gains (losses) on equity securities	(45,581)	—
Total	$(36,014)	$—
Net realized and change in net unrealized gains (losses) on other investments - excluding Life Funds Withheld Assets:
Gross realized gains	$3,004	$—
Gross realized losses	(1,163)	—
Change in net unrealized gains (losses) on other investments	6,808	—
Total	$8,649	$—
Net realized gains (losses) on investments and change in net unrealized gains (losses) on investments on trading securities - Life Funds Withheld Assets:
Gross realized gains	$12,909	$35,151
Gross realized losses	(2,551)	(677)
OTTI, net of amounts transferred to other comprehensive income	(1,203)	—
Change in net unrealized gains (losses) on trading securities	$(31,667)	$(1,406)
Total	$(22,512)	$33,068
Total realized investment gains (losses)	$(83,355)	$37,286
 ____________

(1)
AFS in the prior year includes net realized gains (losses) on equity securities and other investments. Due to the implementation of ASU 2016-01, as described in in Note 1(b), "Significant Accounting Policies - Recent Accounting Pronouncements," the net realized gains (losses) on these investments are shown separately.

The components of OTTI charges for the three months ended March 31, 2018 and 2017, as defined in Note 1(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for investments excluding Life Funds Withheld Assets were:

	Three months ended March 31,
(U.S. dollars in thousands)	2018	2017
Fixed maturities:
Credit loss impairments	$765	$226
Equities and other investments:
Impaired more than 11 months or more than 50%	—	4,975
Currency Losses	1,041	1,673
OTTI, net of amounts transferred to other comprehensive income	$1,806	$6,874

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in Other Comprehensive Income ("OCI"), held by the Company at the dates or for the periods indicated and the corresponding changes in such amounts:

Credit Loss Impairments	Three months ended March 31,
(U.S. dollars in thousands)	2018	2017
Opening balance at beginning of indicated period	$43,332	$61,595
Credit loss impairment recognized in the current period on securities not previously impaired	590	124
Credit loss impairments previously recognized on securities that matured or were paid down, prepaid or sold during the period	(1,156)	(836)
Additional credit loss impairments recognized in the current period on securities previously impaired	175	102
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,475)	(2,357)
Closing balance at end of indicated period	$41,466	$58,628
5. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities ("Authorities Framework") adopted by the Risk and Finance Committee of XL Group's Board of Directors ("RFC"). The Authorities Framework is intended to align the risk profile of our investment portfolio to be consistent with the Company's risk tolerance and other guidelines established by the RFC. The following table summarizes information on the notional amounts and gross amounts of derivative fair values contained in the Unaudited Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives designated as hedging instruments:
Foreign currency exposure	$585,573	$15,155	$534,856	$15,025	$580,194	$5,655	$339,221	$3,968
Total derivatives designated as hedging instruments	$585,573	$15,155	$534,856	$15,025	$580,194	$5,655	$339,221	$3,968
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$—	$—	$238,215	$726	$181,975	$423	$—	$—
Foreign currency exposure	33,070	313	336,055	3,674	263,722	6,931	141,300	2,256
Credit exposure	5,000	128	45,000	6,262	5,000	187	45,000	6,784
Financial market exposure	—	—	40,823	3,873	30,001	1,271	6,998	42
Other Non-Investment Derivatives:
Credit exposure	20,242	334	—	—	—	—	25,526	169
Guaranteed minimum income benefit contract	35,288	17,841	35,288	17,841	36,171	18,136	36,171	18,136
Modified coinsurance and funds withheld contracts, including life retrocession embedded derivative (1)	917,921	2,132	4,230,047	—	51,653	—	5,014,284	31,541
Other	—	—	—	—	16,000	191	—	—
Total derivatives not designated as hedging instruments	$1,011,521	$20,748	$4,925,428	$32,376	$584,522	$27,139	$5,269,279	$58,928
Total derivatives		$35,903		$47,401		$32,794		$62,896
Counterparty netting		(7,239)		(7,239)		(3,579)		(3,579)
Total derivatives net of counterparty netting		28,664		40,162		29,215		59,317
Cash collateral held/paid (2)		(6,060)		(17,338)		(3,920)		(1,312)
Total derivatives as recorded in the Unaudited Consolidated Balance Sheets		$22,604		$22,824		$25,295		$58,005
____________

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
The fair value movements in derivative assets and liabilities relating to modified coinsurance and funds withheld contracts are included within the associated asset or liability at each period end on the face of the Unaudited Consolidated Balance Sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements and other outward reinsurance contracts under which the Company cedes risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at March 31, 2018 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $1.1 billion.

(2)
At March 31, 2018, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $6.1 million for derivatives in an asset position and paid cash collateral of $17.3 million for derivatives in a liability position. At December 31, 2017, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $3.9 million for derivatives in an asset position and paid cash collateral of $1.3 million for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the Unaudited Consolidated Balance Sheets as the collateral and derivative positions are not intended to be settled on a net basis.

Derivative instruments in an asset or liability position are included within "Other assets" or "Other liabilities," respectively, at fair value in the Unaudited Consolidated Balance Sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. Certain embedded derivatives within reinsurance contracts are included in "Reinsurance balances payable." The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. Changes in the fair values of derivatives are shown in the Unaudited Consolidated Statements of Income as "Net realized and unrealized gains (losses) on derivative instruments," unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 1(h), "Significant Accounting Policies - Derivative Instruments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
(a) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign currency contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2018 and 2017, the Company entered into foreign currency contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either the British pound or Canadian dollars. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three months ended March 31, 2018 and 2017:

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation - Summary	Three months ended March 31,
(U.S. dollars in thousands)	2018	2017
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,094,210	$1,677,145
Derivative gains (losses) (1)	$(2,323)	$29,398
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments. The impacts are all recorded through "Net realized and unrealized gains (losses) on derivative instruments" in the Unaudited Consolidated Statements of Income for the three months ended March 31, 2018 and 2017:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended March 31,
(U.S. dollars in thousands)	2018	2017
Investment Related Derivatives:
Interest rate exposure	$997	$(214)
Foreign currency exposure	(3,318)	(745)
Credit exposure	(41)	(854)
Financial market exposure	(1,348)	185
Other Non-Investment Derivatives:
Foreign currency exposure	—	(1,210)
Credit exposure	615	632
Modified coinsurance and funds withheld contracts, including life retrocession embedded derivative	2,492	(3,925)
Other	4,824	(938)
Net realized and unrealized gains (losses) on derivative instruments	$4,221	$(7,069)

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$22,921	$(50,101)
The Company's objectives in using these derivatives are explained below.
Investment Related Derivatives
The Company, either directly or through third-party investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps and options on interest rate swaps, total return swaps, credit derivatives (including single name and index credit default swaps and options on credit default swaps), equity options, forward contracts and futures (including foreign exchange, bond and stock index, interest rate and commodity futures), primarily as a means of reducing investment risk by economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for efficient portfolio management. When using exchange-traded or cleared over-the-counter derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's futures commission merchant. When using uncleared over-the-counter derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties to such derivative contracts. To manage this risk, the Company requires appropriate legal documentation with counterparties that has been reviewed and negotiated by legal counsel on behalf of the Company and complies with the Company's documentation standards, investment guidelines and policies.
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
Other Non-Investment Derivatives
Credit Exposure
During the year ended December 31, 2017, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At March 31, 2018, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future defaults, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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
In addition, the Company entered into the GreyCastle Life Retro Arrangements, as described in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation." The embedded derivative related to the GreyCastle Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended March 31,
(U.S. dollars in thousands)	2018	2017
Underwriting profit (loss)	$—	$—
Net investment income - Life Funds Withheld Assets	30,398	33,364
Net realized gains (losses) on investments, trading - Life Funds Withheld Assets	10,358	34,474
Net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	(31,667)	(1,406)
OTTI - Life Funds Withheld Assets	(1,203)	—
Foreign exchange gains (losses)	10,719	3,294
Other income and expenses	(36)	(70)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	22,921	(50,101)
Net income (loss)	$41,490	$19,555
Change in net unrealized gains (losses) on investments AFS - Life Funds Withheld Assets	(35,754)	(20,108)
Change in adjustments related to future policy benefit reserves	4,164	5,132
Change in cumulative translation adjustment - Life Funds Withheld Assets	(9,900)	(4,579)
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$(41,490)	$(19,555)
Comprehensive income (loss)	$—	$—
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
Other
The Company has entered into short-term weather derivative swap agreements as the fixed rate payer which provide for a return to be paid to the Company based on the occurrence of certain industry weather events. The derivatives are recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on derivative instruments."
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
A summary of the fair value hedges that have been settled and their impact on results up to the indicated periods, as well as the remaining balance of the fair value hedges and average years remaining to maturity at March 31, 2018 and 2017, are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Structured Indemnity Contracts March 31,
(U.S. dollars in thousands, except years)	2018	2017
Cumulative reduction to interest expense	$124,255	$122,118
Remaining balance	$108,940	$111,077
Weighted average years remaining to maturity	18.3	18.7

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements at March 31, 2018 and December 31, 2017 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	March 31, 2018	December 31, 2017
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$(7,872)	$7,464
Collateral posted to counterparty	$6,720	$40
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
The fair values for AFS investments are generally sourced from third parties. The fair value of fixed income securities is based upon quoted market values where available, "evaluated bid" prices provided by third-party pricing services ("pricing services") where quoted market values are not available, or by reference to broker quotes where pricing services do not provide coverage for a particular security. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management's responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.
The Company performs regular reviews of the prices received from its third-party valuation sources to assess whether the prices represent a reasonable estimate of the fair value. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations that are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, comparisons of executed sales prices to prior valuations, regular deep dives on a sample of securities across our major asset classes and monthly reconciliations between the valuations provided by external parties and valuations provided by third-party investment managers at a portfolio level.
In addition, the Company assesses the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on its behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third-party pricing services' methodologies and reviewing controls of the third-party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. The Company obtains the majority of broker quoted values from third-party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from pricing services, which may also consist of broker quotes, to assess if the prices received represent reasonable estimates of the fair value.
For further information about the Company's fair value measurements, see Item 8, Note 1(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(a) Fair Value Summary
The following tables set forth the Company's assets and liabilities that were accounted for at fair value at March 31, 2018 and December 31, 2017 by level within the fair value hierarchy:

March 31, 2018 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at March 31, 2018
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$4,182,925	$5,034	$—	$4,187,959
U.S. States, municipalities and political subdivisions	—	2,013,162	—	—	2,013,162
Non-U.S. Governments	—	5,306,651	—	—	5,306,651
Corporate	—	9,740,542	2,128	—	9,742,670
RMBS	—	4,522,786	6,937	—	4,529,723
CMBS	—	1,259,519	—	—	1,259,519
Other asset-backed securities	—	1,588,659	19,737	—	1,608,396
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,614,244	$33,836	$—	$28,648,080
Short-term investments, at fair value (1)	—	500,170	—	—	500,170
Total investments AFS - Excluding Funds Withheld Assets	$—	$29,114,414	$33,836	$—	$29,148,250
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$11,616	$—	$—	$11,616
Non-U.S. Governments	—	584,406	—	—	584,406
Corporate	—	1,121,203	—	—	1,121,203
RMBS	—	503	—	—	503
CMBS	—	130,070	—	—	130,070
Other asset-backed securities	—	160,750	—	—	160,750
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,008,548	$—	$—	$2,008,548
Total investments - AFS, at fair value	$—	$31,122,962	$33,836	$—	$31,156,798

Fixed maturities trading
U.S. Government	$—	$9,320	$—	$—	$9,320
Non-U.S. Governments	—	497,108	—	—	497,108
Corporate	—	1,525,761	—	—	1,525,761
RMBS	—	893	—	—	893
CMBS	—	7,472	—	—	7,472
Other asset-backed securities	—	43,697	—	—	43,697
Total fixed maturities trading - Life Funds Withheld Assets, at fair value	$—	$2,084,251	$—	$—	$2,084,251
Short-term investments trading, at fair value (1)	—	7,425	—	—	7,425
Total investments trading	$—	$2,091,676	$—	$—	$2,091,676
Cash equivalents (2)	522,096	1,409,637	—	—	1,931,733
Cash equivalents - Life Funds Withheld Assets (2)	1,514	77,938	—	—	79,452
Equity securities, at fair value	474,118	163,754	—	—	637,872
Other investments (3)	—	580,946	231,368	—	812,314
Other assets (4)	—	17,728	18,175	(7,239)	28,664
Total assets accounted for at fair value	$997,728	$35,464,641	$283,379	$(7,239)	$36,738,509
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$1,085,099	$—	$—	$1,085,099
Other liabilities (4)	—	29,560	17,841	(7,239)	40,162
Total liabilities accounted for at fair value	$—	$1,114,659	$17,841	$(7,239)	$1,125,261

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2017
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$4,344,450	$18,290	$—	$4,362,740
U.S. States, municipalities and political subdivisions	—	2,064,640	—	—	2,064,640
Non-U.S. Governments	—	5,201,581	—	—	5,201,581
Corporate	—	9,793,841	1,292	—	9,795,133
RMBS	—	4,724,402	—	—	4,724,402
CMBS	—	1,244,017	—	—	1,244,017
Other asset-backed securities	—	1,504,131	5,232	—	1,509,363
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,877,062	$24,814	$—	$28,901,876
Short-term investments, at fair value (1)	—	815,481	—	—	815,481
Equity securities, at fair value	557,510	156,457	—	—	713,967
Total investments AFS - Excluding Funds Withheld Assets	$557,510	$29,849,000	$24,814	$—	$30,431,324
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$11,316	$—	$—	$11,316
Non-U.S. Governments	—	584,534	—	—	584,534
Corporate	—	1,137,213	—	—	1,137,213
RMBS	—	515	—	—	515
CMBS	—	122,272	—	—	122,272
Other asset-backed securities	—	171,262	—	—	171,262
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,027,112	$—	$—	$2,027,112
Total investments - AFS, at fair value	$557,510	$31,876,112	$24,814	$—	$32,458,436
Fixed maturities trading
U.S. Government	$—	$11,042	$—	$—	$11,042
U.S. States, municipalities and political subdivisions	—	31	—	—	31
Non-U.S. Governments	—	485,171	—	—	485,171
Corporate	—	1,460,292	—	—	1,460,292
RMBS	—	932	—	—	932
CMBS	—	7,580	—	—	7,580
Other asset-backed securities	—	41,337	—	—	41,337
Total fixed maturities trading - Life Funds Withheld Assets, at fair value	$—	$2,006,385	$—	$—	$2,006,385
Short-term investments trading, at fair value (1)	—	14,965	—	—	14,965
Total investments trading	$—	$2,021,350	$—	$—	$2,021,350
Cash equivalents (2)	279,224	1,271,483	—	—	1,550,707
Cash equivalents - Life Funds Withheld Assets (2)	—	67,982	—	—	67,982
Other investments (3)	—	570,931	221,708	—	792,639
Other assets (4)	—	14,467	18,327	(3,579)	29,215
Total assets accounted for at fair value	$836,734	$35,822,325	$264,849	$(3,579)	$36,920,329
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$1,112,969	$—	$—	$1,112,969
Other liabilities (4)	—	44,591	18,305	(3,579)	59,317
Total liabilities accounted for at fair value	$—	$1,157,560	$18,305	$(3,579)	$1,172,286
____________

(1)	Short-term investments consist primarily of U.S. and Non-U.S. Government securities, Corporate securities, and Other asset-backed securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)
Excluded from Other Investments are certain investments that are measured using net asset value as a practical expedient in the amount of $201.8 million and $198.2 million at March 31, 2018 and December 31, 2017, respectively. Under GAAP, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes loans held at amortized cost, which totaled $172.9 million at March 31, 2018 and $173.0 million at December 31, 2017. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

(5)
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) include balances related to the life retrocession embedded derivative, under which all investment results associated with the Life Funds Withheld Assets related to the GreyCastle Life Retro Arrangements described in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," accrue to the benefit of GCLR.

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
RMBS, CMBS and Other asset-backed securities
As part of the fair valuation process, Level 2 securities in these sub-categories are analyzed by collateral type, deal structure, deal performance and vintage. Market inputs into the valuation process for each sub-category include reported or observed trades, results of bids-wanted, buy-side/evaluator dialogue, sell-side/evaluator dialogue, dealer offerings and market research reports. Cash flow inputs into the evaluation process include conditional prepayment rates, conditional decay rates, delinquency and loss severity rates. This assumptive data is reviewed and updated using third-party reported information to reflect current market convention.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in "Funds withheld on GreyCastle life retrocession arrangements, net of future policy benefit reserves recoverable" on the Unaudited Consolidated Balance Sheets. The fair value of the embedded derivative is considered a Level 2 valuation.
There were no significant transfers between Level 1 and Level 2 during each of the three months ended March 31, 2018 and 2017.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three months ended March 31, 2018 and 2017 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at March 31, 2018 and 2017, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2018 and 2017, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, the tables below do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
Fixed maturities and short-term investments
The Company's Level 3 assets consist primarily of U.S. Government securities, Corporates and Other asset-backed securities, for which non-binding broker quotes are the primary source of the valuations. Sufficient information regarding the specific inputs utilized by the brokers was not available to support a Level 2 classification. The Company obtains the majority of broker quotes for these securities from third-party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from pricing services, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value. Although the Company does not have access to the specific unobservable inputs that may have been used in the fair value measurements of these securities provided by brokers, we would expect that the significant inputs considered are prepayment rates, probability of default, loss severity in the event of default, recovery rates, liquidity premiums and reinvestment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.
The remainder of the Level 3 assets relate primarily to private investments (including funds), hedge funds and certain derivative positions as described below.
Other investments
Included within the other investments component of the Company's Level 3 valuations are private investments (including funds) and hedge funds where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures that require significant Level 3 inputs in the determination of the individual underlying holding values. Accordingly, the fair value of the Company's investment in each entity is classified within Level 3. Management reviews the values and incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value received in recording the fair value of each position. Investments in hedge funds included in other investments utilize strategies including arbitrage, directional, event driven and multi-style. The funds potentially have lockup and gate provisions that may limit redemption liquidity. For further details regarding the nature of other investments and related features, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2018
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$18,290	$(354)	$114	$—	$(13,016)	$—	$—	$5,034	$(36)
Corporate	1,292	—	43	—	—	(101)	894	2,128	44
RMBS	—	—	—	980	—	—	5,957	6,937	—
Other asset-backed securities	5,232	—	(28)	15,407	—	(874)	—	19,737	—
Other investments	221,708	847	5,191	14,280	—	(10,658)	—	231,368	5,338
Derivative Contracts - Net	22	—	312	—	—	—	—	334	312
Total	$246,544	$493	$5,632	$30,667	$(13,016)	$(11,633)	$6,851	$265,538	$5,658

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$24,751	$(19)	$(355)	$—	$—	$(311)	$(4,758)	$19,308	$(373)
Corporate	20,085	—	11	—	(10,284)	(31)	118	9,899	11
RMBS	—	17	(526)	—	—	(173)	4,063	3,381	(509)
CMBS	99	—	2	—	—	—	—	101	2
Other asset-backed securities	1,131	30	101	—	—	(46)	2,734	3,950	131
Short-term investments	—	—	—	11,693	—	(28)	—	11,665	—
Other investments	205,528	(5,541)	7,102	4,982	—	(5,397)	(2,709)	203,965	6,343
Derivative Contracts - Net	2	—	161	—	—	—	—	163	163
Total	$251,596	$(5,513)	$6,496	$16,675	$(10,284)	$(5,986)	$(552)	$252,432	$5,768
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2018 and December 31, 2017. All of these fair value estimates are considered Level 2 fair value measurements.

	March 31, 2018		December 31, 2017
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$172,879	$181,349	$172,982	$182,222
Deposit liabilities	$982,963	$1,190,885	$1,042,677	$1,266,682
Notes payable and debt	3,240,461	3,483,428	3,220,769	3,507,108
Financial Liabilities	$4,223,424	$4,674,313	$4,263,446	$4,773,790
The Company historically participated in structured transactions, the remaining of which are largely comprised of an investment in a payment obligation with an insurance company. This transaction is carried at amortized cost. The fair value of this investment held by the Company is determined through use of an internal model utilizing benchmark yields, issuer spreads and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 26.3 basis points and 45.5 basis points at March 31, 2018 and December 31, 2017, respectively. The discount rate incorporates the Company's own credit risk into the determination of estimated fair value.
The fair values of the Company's notes payable and debt outstanding were determined based on quoted market prices.
There are no significant concentrations of credit risk within the Company's financial instruments not carried at fair value as defined in the authoritative guidance over necessary disclosures, which excludes certain financial instruments, particularly insurance contracts.
7. Goodwill and Other Intangible Assets
The Company had goodwill and other intangible assets of $2.2 billion at March 31, 2018 and December 31, 2017.
The following table presents an analysis of goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the three months ended March 31, 2018:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2017	$1,234,150	$699,014	$292,587	$2,225,751
Amortization	—	—	(4,944)	(4,944)
Foreign Currency Translation	4,850	2,916	1,933	9,699
Balance at March 31, 2018	$1,239,000	$701,930	$289,576	$2,230,506

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Losses and Loss Expenses
The following table represents a reconciliation of the beginning and ending balances of unpaid losses and loss expenses, including an analysis of the Company's paid and unpaid losses and loss expenses incurred for the years indicated:

(U.S. dollars in thousands)	2018	2017
Unpaid losses and loss expenses at the beginning of the year	$29,696,779	$25,939,571
Unpaid losses and loss expenses recoverable at the beginning of the year (1)	7,239,446	5,480,300
Net unpaid losses and loss expenses at the beginning of the year	$22,457,333	$20,459,271
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,631,142	1,559,452
Prior year	(9,136)	24,004
Total net incurred losses and loss expenses	$1,622,006	$1,583,456
Foreign exchange and other	262,571	56,244
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	128,691	106,472
Prior year	1,774,194	1,222,119
Total net paid losses	$1,902,885	$1,328,591
Net unpaid losses and loss expenses at March 31	22,439,025	20,770,380
Unpaid losses and loss expenses recoverable at March 31 (1)	7,262,543	5,674,744
Unpaid losses and loss expenses at March 31	$29,701,568	$26,445,124
____________

(1)	P&C business only, net of provision for uncollectible reinsurance.
The following table presents the net (favorable) adverse prior year loss development of the Company's loss and loss expense reserves for its P&C operations by operating segment for each of the years indicated:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Insurance segment	$(5,295)	$(4,642)
Reinsurance segment	(3,841)	28,646
Total	$(9,136)	$24,004
The significant developments in prior year loss reserve estimates for each of the years indicated within the Company's Insurance and Reinsurance segments are discussed below.
Insurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by product type relating to the Insurance segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Professional	$(1,830)	$(5)
Casualty	(5,115)	(4,770)
Property	1,257	81
Specialty	393	52
Total	$(5,295)	$(4,642)
Net favorable prior year reserve development was $5.3 million for the three months ended March 31, 2018 for the Insurance segment. Although movements were small by product type, this was a result of offsetting movements in catastrophe losses, with strengthening on recent 2017 catastrophes offset by releases on more mature events.
Net favorable prior year reserve development totaled $4.6 million for the Insurance segment for the three months ended March 31, 2017. This development was mainly attributable to casualty lines of business.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Property and other short-tail lines	$(18,994)	$(54,916)
Casualty and other long-tail lines	15,153	83,562
Total	$(3,841)	$28,646
Net favorable prior year reserve development was $3.8 million for the three months ended March 31, 2018 for the Reinsurance segment, mainly attributable to the following:

▪
Net favorable prior year development for the short-tail lines totaled $19.0 million primarily due to better than expected development on attritional losses on the Property, Marine and Crop books, releases on older catastrophe losses and the general catastrophe IBNR held at the end of the prior year being partially offset by strengthening on Hurricane Irma, the Northern California wildfires and some older large losses.

▪
Net unfavorable prior year development for the long-tail lines totaled $15.2 million driven primarily by unfavorable experience on the 2014 underwriting year for the London professional indemnity and European motor casualty books.

Net unfavorable prior year reserve development totaled $28.6 million for the three months ended March 31, 2017. The net adverse prior year development was primarily due to the impact of the decrease to the discount rate used to calculate lump sum awards in U.K. bodily injury cases. This adverse development was partially offset by better than expected attritional experience in property catastrophe, property treaty and specialty lines.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company's historical results.
9. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt at March 31, 2018 and December 31, 2017:

(U.S. dollars in thousands)	March 31, 2018	December 31, 2017
	Outstanding (1)	Outstanding (1)
Debt Issuance:
$300 million, 2.30% Senior Notes due December 2018	$299,525	$299,357
$400 million, 5.75% Senior Notes due October 2021	398,492	398,384
$350 million, 6.375% Senior Notes due November 2024	349,275	349,248
$500 million, 4.45% Subordinated Notes due March 2025	494,340	494,138
$325 million, 6.25% Senior Notes due May 2027	323,571	323,531
$300 million, 5.25% Senior Notes due December 2043	296,593	296,560
$500 million, 5.5% Subordinated Notes due March 2045 (2)	472,928	472,832
€500 million, 3.25% Subordinated Notes due June 2047 (3)	605,737	586,719
Total debt carrying value	$3,240,461	$3,220,769
____________

(1)	"Outstanding" data represent March 31, 2018 and December 31, 2017 accreted values.

(2)	On July 7, 2017, the Company repurchased and canceled $16.7 million of the original debt issuance. See below for further details.

(3)
This issuance carries a fixed coupon of 3.25% for a period of ten years, then a floating rate of three-month EURIBOR plus 2.90% from (and including) June 29, 2027 through maturity. The outstanding amount is subject to movement due to foreign exchange.

All outstanding debt of the Company at March 31, 2018 and December 31, 2017, which is identified in the table above, was issued by XLIT, a 100% owned subsidiary of XL Group. XLIT's outstanding debt, other than the Senior Notes due 2024 and due 2027, are listed on the NYSE and are fully and unconditionally guaranteed by XL Group. See Note 16, "Guarantor

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Information," for condensed comparative financial information of XL Group and XLIT for the periods ended March 31, 2018 and December 31, 2017.
The ability of XLIT, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations, including under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
XLIT and the Company were in compliance with all covenants at March 31, 2018, and XLIT and the Company currently remain in compliance with all covenants.
For details regarding the rest of the Company's facilities, see Item 8, Note 14(a), "Notes Payable and Debt and Financing Arrangements - Notes Payable and Debt," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
(b) Letter of Credit ("LOC") Facilities and Other Sources of Collateral
The Company has several credit facilities provided on both syndicated and bilateral bases from commercial banks. The Company may utilize these credit facilities to issue LOCs in support of non-admitted insurance and reinsurance operations in the U.S. and to meet capital requirements at Lloyd's. Alternatively, under certain of the credit facilities, the Company instead may elect to utilize a stated portion of such facilities' capacity for revolving loans to support other operating or financing needs, which would reduce the amount available for LOCs. XL Group and several of its wholly-owned subsidiaries provide guarantees, on a joint and several basis, for obligations of the Company under certain of these facilities.
The following table presents the Company's ten letter of credit facilities and revolving credit facilities at March 31, 2018 and December 31, 2017:

(U.S. dollars in thousands)	March 31, 2018		December 31, 2017
Facility Name:	Commitment	In Use/ Outstanding	Commitment	In Use/ Outstanding
2016 Credit Agricole Facility I	125,000	125,000	125,000	125,000
2016 Credit Agricole Facility II	125,000	125,000	125,000	125,000
2017 Commonwealth Bank Facility	215,000	215,000	215,000	215,000
2017 Credit Suisse Facility	100,000	100,000	100,000	100,000
FAL Facility I	125,000	125,000	125,000	125,000
FAL Facility II	125,000	125,000	125,000	125,000
FAL Facility III	125,000	125,000	125,000	125,000
FAL Facility IV	125,000	125,000	125,000	125,000
Syndicated Unsecured Facility	750,000	105,655	750,000	2,000
2017 Commerzbank Facility	100,000	100,000	100,000	100,000
Total unsecured LOC facilities	$1,915,000	$1,270,655	$1,915,000	$1,167,000
Facilities collateralized by certain investment assets	1,552,841	1,536,556	1,477,986	1,382,226
Total LOC facilities	$3,467,841	$2,807,211	$3,392,986	$2,549,226

Percentage of facilities collateralized by certain investment assets		54.7%		54.2%
Certain credit facilities permit the Company to utilize up to $750.0 million as of March 31, 2018 and December 31, 2017, respectively, for revolving loans to support general operating and financing needs. At March 31, 2018 and December 31, 2017, $105.7 million and $2.0 million, respectively, were utilized under these facilities to issue letters of credit, leaving $644.3 million and $748.0 million, respectively, available to support other operating and financing needs.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For details regarding the Company's facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities ("LOC") and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
10. Related Party Transactions
(a)    Investment Manager Affiliates
At March 31, 2018 and 2017, the Company owned minority stakes in two and four independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management fees and, in some instances, performance fees to the Company's Investment Manager Affiliates. In addition, at March 31, 2018 and March 31, 2017, the Company owned a minority stake in an independent firm that provides technology and other services to alternative asset managers and allocators. The Company's interest in this enterprise is reported as an Investment Manager Affiliate, and the Company pays fees to this Investment Manager Affiliate in exchange for it providing its services to the Company. Investment Manager Affiliate results are reported in the Unaudited Consolidated Statements of Income as "Income (loss) from operating affiliates." See Item 8, Note 5, "Investments in Affiliates," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its insurance affiliates, or their subsidiaries. During the three months ended March 31, 2018 and 2017, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended March 31,
	2018	2017
Reported net premiums	$15,578	$21,715
Reported net losses	$11,719	$11,250
Reported net acquisition costs	$5,587	$9,214
(c)    New Ocean Capital Management Limited ("New Ocean")
Commencing in 2014, several of the Company's wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean, as discussed in Note 11, "Variable Interest Entities." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements, while investment advisory services are provided by New Ocean. During the three months ended March 31, 2018, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    XL Innovate
In April 2015, the Company announced the creation and sponsorship of the XL Innovate Fund, LP ("XL Innovate"), a venture capital initiative with a strategic focus on developing new capabilities in the insurance sector. The majority of XL Innovate's initial capital was financed by the Company. XL Innovate primarily seeks investments in equity positions of entities that provide new market opportunities for the Company throughout the world, striving to create partnerships outside of the traditional underwriting space to find ways to underwrite currently uninsured risks. The family trust of an employee of the Company owns a 5.21% non-controlling equity interest in XL Innovate. The employee serves as a member of the board of directors of XL Innovate, and maintains responsibility over the business generated by it. The underlying investments held by XL Innovate are reflected in the Company's Unaudited Consolidated Financial Statements in accordance with the Accounting Policies provided in Item 8, Note 1, "Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, based on the Company's level of investment in, and control over, such entities. Aside from investments made where the employee's family trust maintains non-controlling interest, there were no other material transactions between the Company and this employee or the employee's family trust for the three months ended March 31, 2018.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Variable Interest Entities ("VIEs")
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
In 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities, such as catastrophe bonds, and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the Unaudited Consolidated Financial Statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company as of or for the three months ended March 31, 2018. The equity interest attributable to third-party investors in New Ocean recorded in the Company's Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.2 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively.
After the establishment of New Ocean in 2013, the Company, along with other investors, formed a new Bermuda-based investment company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the second quarter of 2014, the Company formed another new Bermuda-based investment company, New Ocean Market Value Cat Fund, Ltd. ("New Ocean MVCFL"), which is also considered a VIE under GAAP. New Ocean FCFL and New Ocean MVCFL are both managed by New Ocean.
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
The Company currently holds a controlling financial interest in Vector Re by way of its controlling financial interests in New Ocean FCFL and New Ocean MVCFL. The total net assets of New Ocean FCFL and New Ocean MVCFL are included in the Unaudited Consolidated Financial Statements of the Company as quantified in the table below. The Company's shares of revenue and net income in its New Ocean-related VIEs were not material to the Company for the three months ended March 31, 2018. All appropriate inter-company transactions between the Company's consolidated entities have been eliminated.

(U.S. dollars in thousands)	March 31, 2018	December 31, 2017
Total net assets	$235,936	$242,605
Non-controlling interests	127,650	134,139
Total net assets attributable to XL	$108,286	$108,466
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management.
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at March 31, 2018.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at March 31, 2018, no such disclosures were considered necessary.
13. Share Capital
(a) Authorized and Issued
Buybacks of Common Shares
On February 17, 2017, XL Group announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL Group shares (the "February 2017 Program"). The Company did not repurchase any shares under the February 2017 Program for the three months ended March 31, 2018. At March 31, 2018, $529.1 million remained available for purchase under the February 2017 Program.
Other share buybacks, primarily for the purposes of settling employee withholding taxes incurred in connection with the vesting of share-based compensation awards, amounted to $1.7 million for the three months ended March 31, 2018.
(b) Stock Plans
The Company's performance incentive programs provide for grants of stock options, restricted stock, equity-classed restricted stock units, liability-classed restricted stock units, liability-classed cash units, performance units and stock appreciation rights. Share-based compensation granted by the Company generally provides for a vesting period of three or four years and certain awards also provide for performance conditions. The Company records compensation expense related to each award over its vesting period, incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 19, "Share Capital," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the Company's performance incentive programs and associated accounting.
During the three months ended March 31, 2018, the Company granted approximately 0.4 million stock options with a weighted-average grant date fair value of $10.34 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	2.71%
Volatility	27.0%
Expected lives	6.0 years
During the three months ended March 31, 2018, the Company granted 870 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $37,514. The restricted stock award recipients have the rights and privileges of a shareholder, including the right to receive dividends that are declared and paid and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the three months ended March 31, 2018, the Company granted approximately 1.2 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $50.9 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one common share, and grants may vest in three or four equal installments upon the first, second, third and fourth anniversaries of the date of grant. Equity-classed

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
During the three months ended March 31, 2018, the Company granted approximately 0.3 million performance units (representing a potential maximum share payout of approximately 0.6 million common shares) to certain employees with an aggregate grant date fair value of approximately $13.5 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics and stated market metrics along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
14. Computation of Earnings Per Common Share and Common Share Equivalents
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017

Basic earnings per common share & common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$152,648	$152,843
Weighted average common shares outstanding - basic	256,922	265,690
Basic earnings per common share & common share equivalents outstanding	$0.59	$0.58

Diluted earnings per common share & common share equivalents outstanding:
Weighted average common shares outstanding - basic	256,922	265,690
Impact of share-based compensation	4,254	4,077
Weighted average common shares outstanding - diluted	261,176	269,767
Diluted earnings per common share & common share equivalents outstanding	$0.58	$0.57
Dividends per common share	$0.22	$0.22
For the three months ended March 31, 2018 and 2017, common shares available for issuance under share-based compensation plans noted in the table below were not included in the calculation of diluted earnings per common share because the assumed exercise or issuance of such shares would be anti-dilutive.

	Three Months Ended March 31,
(In millions)	2018	2017
Common shares available for issuance under share-based compensation plans	0.6	3.0

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended March 31, 2018 and 2017 are as follows:

Three Months Ended March 31, 2018 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$870,478	$(43,527)	$83,042	$(22,356)	$1,794	$889,431
OCI before reclassifications	(399,792)	—	(3,112)	(223)	—	(403,127)
Amounts reclassified from AOCI	10,875	3,713	—	—	(48)	14,540
Tax benefit (expense)	28,747	(97)	680	34	—	29,364
Net current period OCI - net of tax	(360,170)	3,616	(2,432)	(189)	(48)	(359,223)
Reclassification due to the adoption of ASU 2016-01 (2)	$(221,856)	$—	$—	$—	$—	$(221,856)
Reclassification due to the adoption of ASU 2018-02	$6,357	$—	$(216)	$(2,238)	$—	$3,903
Balance, end of period, net of tax	$294,809	$(39,911)	$80,394	$(24,783)	$1,746	$312,255

Three Months Ended March 31, 2017 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$730,429	$(50,952)	$58,970	$(24,887)	$1,986	$715,546
OCI before reclassifications	149,959	—	39,204	(341)	—	188,822
Amounts reclassified from AOCI	(52,554)	1,455	—	—	(48)	(51,147)
Tax benefit (expense)	(10,952)	(13)	2,734	(16)	—	(8,247)
Net current period OCI - net of tax	86,453	1,442	41,938	(357)	(48)	129,428
Balance, end of period, net of tax	$816,882	$(49,510)	$100,908	$(25,244)	$1,938	$844,974
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, future policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). Upon completion of the GreyCastle Life Retro Arrangements, no further Shadow Adjustments were recorded. At December 31, 2017, the cumulative impact of the Shadow Adjustments was $184.9 million. During the three months ended March 31, 2018, net movements of $(4.2) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $180.8 million at March 31, 2018.

(2)
The reclassification out of AOCI due to the adoption of ASU 2016-01 includes $233.8 million of net unrealized gains less $11.9 million of deferred tax on net unrealized gains as discussed in Note 1(b), "Significant Accounting Policies - Recent Accounting Pronouncements."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated Unaudited Consolidated Statements of Income line items affected by component, and the total related tax (expense) benefit for the three months ended March 31, 2018 and 2017 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components - Affected Line Items in the Unaudited Consolidated Statements of Income (U.S. dollars in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017
Unrealized gains and losses on investments:
Net realized gains (losses) on investments AFS	$17,762	$(47,020)
OTTI	2,848	6,874
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(9,735)	(12,408)
Income (loss) from investment affiliates	—	—
Total before tax	$10,875	$(52,554)
Provision (benefit) for income tax	(2,002)	(474)
Net of tax	$8,873	$(53,028)
OTTI losses recognized in OCI:
Net realized gains (losses) on investments AFS	$3,552	$1,455
OTTI transferred to (from) OCI	161	—
Total before tax	$3,713	$1,455
Provision (benefit) for income tax	(97)	(13)
Net of tax	$3,616	$1,442
Gains and losses on cash flow hedges:
Interest Expense	$(48)	$(48)
Provision (benefit) for income tax	—	—
Net of tax	$(48)	$(48)
Total reclassifications for the period, gross of tax	$14,540	$(51,147)
Tax benefit (expense)	(2,099)	(487)
Total reclassifications for the period, net of tax	$12,441	$(51,634)
16. Guarantor Financial Information
The following tables present condensed consolidating balance sheets at March 31, 2018 and December 31, 2017, condensed consolidating statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 and condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017 for XL Group, XLIT, a 100% owned subsidiary of XL Group, and XL Group's other subsidiaries (excluding XL Group plc ("XL-Ireland")), which are all 100% directly or indirectly owned subsidiaries of XLIT. For purposes of this disclosure, the results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 have been included within the results of XL Group.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2018
Condensed Consolidating Balance Sheet (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
ASSETS
Investments:
Fixed maturities AFS	$—	$449,368	$30,207,260	$—	$30,656,628
Short-term investments AFS	—	—	500,170	—	500,170
Fixed maturities trading	—	—	2,084,251	—	2,084,251
Short-term investments trading	—	—	7,425	—	7,425
Equity securities	—	—	637,872	—	637,872
Investments in affiliates	—	—	1,900,105	—	1,900,105
Other investments	—	—	1,186,983	—	1,186,983
Total investments	$—	$449,368	$36,524,066	$—	$36,973,434
Cash and cash equivalents	20,360	233,948	3,230,455	—	3,484,763
Restricted cash	—	—	155,023	—	155,023
Investments in subsidiaries	9,632,524	13,277,715	—	(22,910,239)	—
Accrued investment income	11	2,133	263,557	—	265,701
Deferred acquisition costs and value of business acquired	—	—	1,317,797	—	1,317,797
Ceded unearned premiums	—	—	2,950,077	—	2,950,077
Premiums receivable	—	—	7,988,469	—	7,988,469
Reinsurance balances receivable	—	—	1,210,620	—	1,210,620
Unpaid losses and loss expenses recoverable	—	—	7,271,013	—	7,271,013
Receivable from investments sold	—	15,000	243,084	—	258,084
Goodwill and other intangible assets	—	—	2,230,506	—	2,230,506
Deferred tax asset	—	—	356,667	—	356,667
Amounts due from subsidiaries/parent	57,632	—	70,582	(128,214)	—
Other assets	1,916	27,611	846,282	—	875,809
Total assets	$9,712,443	$14,005,775	$64,658,198	$(23,038,453)	$65,337,963

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$29,701,568	$—	$29,701,568
Deposit liabilities	—	—	982,963	—	982,963
Future policy benefit reserves	—	—	3,680,958	—	3,680,958
Funds withheld on GreyCastle life retrocession arrangements	—	—	989,140	—	989,140
Unearned premiums	—	—	9,687,293	—	9,687,293
Notes payable and debt	—	3,240,461	—	—	3,240,461
Reinsurance balances payable	—	—	4,432,331	—	4,432,331
Payable for investments purchased	—	—	317,339	—	317,339
Deferred tax liability	—	1,949	56,046	—	57,995
Amounts due to subsidiaries/parent	—	122,328	5,886	(128,214)	—
Other liabilities	83,914	51,592	877,187	—	1,012,693
Total liabilities	$83,914	$3,416,330	$50,730,711	$(128,214)	$54,102,741

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$9,628,529	$9,632,524	$13,277,715	$(22,910,239)	$9,628,529
Non-controlling interest in equity of consolidated subsidiaries	—	956,921	649,772	—	1,606,693
Total shareholders' equity	$9,628,529	$10,589,445	$13,927,487	$(22,910,239)	$11,235,222
Total liabilities and shareholders' equity	$9,712,443	$14,005,775	$64,658,198	$(23,038,453)	$65,337,963
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
Condensed Consolidating Balance Sheet (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
ASSETS
Investments:
Fixed maturities AFS	$—	$528,152	$30,400,836	$—	$30,928,988
Short-term investments AFS	—	—	815,481	—	815,481
Fixed maturities trading	—	—	2,006,385	—	2,006,385
Short-term investments trading	—	—	14,965	—	14,965
Equity securities	—	—	713,967	—	713,967
Investments in affiliates	—	—	1,911,996	—	1,911,996
Other investments	—	—	1,163,863	—	1,163,863
Total investments	$—	$528,152	$37,027,493	$—	$37,555,645
Cash and cash equivalents	3,950	158,688	3,273,316	—	3,435,954
Restricted cash	—	—	157,497	—	157,497
Investments in subsidiaries	9,817,979	13,379,083	—	(23,197,062)	—
Accrued investment income	11	2,436	269,702	—	272,149
Deferred acquisition costs and value of business acquired	—	—	1,102,474	—	1,102,474
Ceded unearned premiums	—	—	2,198,217	—	2,198,217
Premiums receivable	—	—	6,934,482	—	6,934,482
Reinsurance balances receivable	—	—	930,114	—	930,114
Unpaid losses and loss expenses recoverable	—	—	7,247,723	—	7,247,723
Receivable from investments sold	—	—	201,515	—	201,515
Goodwill and other intangible assets	—	—	2,225,751	—	2,225,751
Deferred tax asset	—	—	332,024	—	332,024
Amounts due from subsidiaries/parent	32,301	—	61,976	(94,277)	—
Other assets	14,541	27,244	800,906	—	842,691
Total assets	$9,868,782	$14,095,603	$62,763,190	$(23,291,339)	$63,436,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$29,696,779	$—	$29,696,779
Deposit liabilities	—	—	1,042,677	—	1,042,677
Future policy benefit reserves	—	—	3,610,926	—	3,610,926
Funds withheld on GreyCastle life retrocession arrangements	—	—	999,219	—	999,219
Unearned premiums	—	—	8,307,431	—	8,307,431
Notes payable and debt	—	3,220,769	—	—	3,220,769
Reinsurance balances payable	—	—	3,706,116	—	3,706,116
Payable for investments purchased	—	848	332,141	—	332,989
Deferred tax liability	—	—	57,574	—	57,574
Amounts due to subsidiaries/parent	—	62,111	32,166	(94,277)	—
Other liabilities	20,465	36,975	942,996	—	1,000,436
Total liabilities	$20,465	$3,320,703	$48,728,025	$(94,277)	$51,974,916

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$9,848,317	$9,817,979	$13,379,083	$(23,197,062)	$9,848,317
Non-controlling interest in equity of consolidated subsidiaries	—	956,921	656,082	—	1,613,003
Total shareholders' equity	$9,848,317	$10,774,900	$14,035,165	$(23,197,062)	$11,461,320
Total liabilities and shareholders' equity	$9,868,782	$14,095,603	$62,763,190	$(23,291,339)	$63,436,236
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$2,600,288	$—	$2,600,288
Total net investment income	8	3,287	215,186	—	218,481
Total realized investment gains (losses)	—	(1,586)	(81,769)	—	(83,355)
Net realized and unrealized gains (losses) on derivative instruments	—	—	4,221	—	4,221
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	22,921	—	22,921
Income (loss) from investment affiliates	—	—	45,669	—	45,669
Fee income and other	4	—	6,713	—	6,717
Total revenues	$12	$1,701	$2,813,229	$—	$2,814,942
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,622,006	$—	$1,622,006
Claims and policy benefits	—	—	10,307	—	10,307
Acquisition costs	—	—	463,827	—	463,827
Operating expenses	30,862	842	440,859	—	472,563
Foreign exchange (gains) losses	1,270	510	8,061	—	9,841
Interest expense	—	40,039	13,506	—	53,545
Total expenses	$32,132	$41,391	$2,558,566	$—	$2,632,089
Income (loss) before income tax and income (loss) from operating affiliates	$(32,120)	$(39,690)	$254,663	$—	$182,853
Income (loss) from operating affiliates	—	—	10,282	—	10,282
Equity in net earnings (losses) of subsidiaries	184,768	234,278	—	(419,046)	—
Provision (benefit) for income tax	—	—	31,902	—	31,902
Net income (loss)	$152,648	$194,588	$233,043	$(419,046)	$161,233
Non-controlling interests	—	9,820	(1,235)	—	8,585
Net income (loss) attributable to common shareholders	$152,648	$184,768	$234,278	$(419,046)	$152,648

Comprehensive income (loss)	$(206,575)	$(174,455)	$(124,945)	$299,400	$(206,575)
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$2,522,791	$—	$2,522,791
Total net investment income	83	2,313	198,219	(83)	200,532
Total realized investment gains (losses)	—	(777)	38,063	—	37,286
Net realized and unrealized gains (losses) on derivative instruments	—	—	(7,069)	—	(7,069)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(50,101)	—	(50,101)
Income (loss) from investment affiliates	—	—	38,261	—	38,261
Fee income and other	—	—	13,661	—	13,661
Total revenues	$83	$1,536	$2,753,825	$(83)	$2,755,361
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,583,456	$—	$1,583,456
Claims and policy benefits	—	—	7,291	—	7,291
Acquisition costs	—	—	435,869	—	435,869
Operating expenses	16,180	509	451,349	—	468,038
Foreign exchange (gains) losses	176	1	(3,513)	—	(3,336)
Interest expense	—	35,147	15,564	—	50,711
Total expenses	$16,356	$35,657	$2,490,016	$—	$2,542,029
Income (loss) before income tax and income (loss) from operating affiliates	$(16,273)	$(34,121)	$263,809	$(83)	$213,332
Income (loss) from operating affiliates	—	—	13,609	—	13,609
Equity in net earnings (losses) of subsidiaries	169,116	239,526	—	(408,642)	—
Provision (benefit) for income tax	—	—	13,092	—	13,092
Net income (loss)	$152,843	$205,405	$264,326	$(408,725)	$213,849
Non-controlling interests	—	36,289	24,800	(83)	61,006
Net income (loss) attributable to common shareholders	$152,843	$169,116	$239,526	$(408,642)	$152,843

Comprehensive income (loss)	$282,271	$298,544	$368,954	$(667,498)	$282,271
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$(39,431)	$38,440	$(237,133)	$—	$(238,124)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$127,615	$4,241,584	$—	$4,369,199
Proceeds from redemption of fixed maturities and short-term investments	—	37,790	663,614	—	701,404
Proceeds from sale of equity securities	—	—	78,716	—	78,716
Purchases of fixed maturities and short-term investments	—	(107,765)	(4,809,426)	—	(4,917,191)
Purchases of equity securities	—	—	(33,230)	—	(33,230)
Proceeds from sale of affiliates	—	—	244,340	—	244,340
Purchases of affiliates	—	—	(76,014)	—	(76,014)
Returns of capital from subsidiaries	11,000	—	—	(11,000)	—
Other, net	—	—	(26,782)		(26,782)
Net cash provided by (used in) investing activities	$11,000	$57,640	$282,802	$(11,000)	$340,442
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$46,504	$—	$—	$—	$46,504
Buybacks of common shares	(1,663)	—	—	—	(1,663)
Employee withholding on share-based compensation	—	—	(16,696)	—	(16,696)
Return of capital	—	(11,000)	—	11,000	—
Distributions to non-controlling interests	—	(9,820)	(6,126)	—	(15,946)
Contributions from non-controlling interests	—	—	439	—	439
Contingent consideration paid on business combination	—	—	(5,000)	—	(5,000)
Deposit liabilities	—	—	(71,124)	—	(71,124)
Net cash provided by (used in) financing activities	$44,841	$(20,820)	$(98,507)	$11,000	$(63,486)
Effects of exchange rate changes on foreign currency cash	—	—	7,503	—	7,503
Increase (decrease) in cash, cash equivalents and restricted cash	$16,410	$75,260	$(45,335)	$—	$46,335
Cash, cash equivalents and restricted cash - beginning of year	3,950	158,688	3,430,813	—	3,593,451
Cash, cash equivalents and restricted cash - end of period	$20,360	$233,948	$3,385,478	$—	$3,639,786
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$235,642	$118,694	$(1,833)	$(400,000)	$(47,497)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$547	$2,491,458	$—	$2,492,005
Proceeds from redemption of fixed maturities and short-term investments	—	44,453	1,183,903	—	1,228,356
Proceeds from sale of equity securities	—	677	45,702	—	46,379
Purchases of fixed maturities and short-term investments	—	(3,098)	(3,629,909)	—	(3,633,007)
Purchases of equity securities	—	—	(47,967)	—	(47,967)
Proceeds from sale of affiliates	—	—	168,237	—	168,237
Purchases of affiliates	—	—	(35,926)	—	(35,926)
Other, net	—	—	23,429	—	23,429
Net cash provided by (used in) investing activities	$—	$42,579	$198,927	$—	$241,506
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$23,296	$—	$—	$—	$23,296
Buybacks of common shares	(200,488)	—	—	—	(200,488)
Employee withholding on share-based compensation	—	—	(22,871)	—	(22,871)
Dividends paid on common shares	(58,392)	—	(400,000)	400,000	(58,392)
Distributions to non-controlling interests	—	(3,701)	(21,699)	—	(25,400)
Contributions from non-controlling interests	—	—	26	—	26
Deposit liabilities	—	—	(7,771)	—	(7,771)
Net cash provided by (used in) financing activities	$(235,584)	$(3,701)	$(452,315)	$400,000	$(291,600)
Effects of exchange rate changes on foreign currency cash	—	—	30,273	—	30,273
Increase (decrease) in cash, cash equivalents and restricted cash	$58	$157,572	$(224,948)	$—	$(67,318)
Cash, cash equivalents and restricted cash - beginning of year	1,022	84,286	3,495,184	—	3,580,492
Cash, cash equivalents and restricted cash - end of period	$1,080	$241,858	$3,270,236	$—	$3,513,174
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following is a discussion of our financial condition, liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. Unless the context otherwise indicates, references to the "Company," "we," "us," or "our" are to XL Group Ltd, a Bermuda exempted company, and its consolidated subsidiaries ("XL" or "XL Group").
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. For a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement included herein, see Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A, "Risk Factors," included herein.
This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Audited Consolidated Financial Statements and Notes thereto reported in Items 7 and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2017.
MERGER AGREEMENT
On March 5, 2018 the Company entered into a definitive agreement and plan of merger with AXA SA. For further information, see Item 1, Note 2(a), "Acquisitions and Disposals - Merger with AXA SA ("AXA")," to the Unaudited Consolidated Financial Statements included herein. Management is highly focused on the closing of the AXA transaction, and continues to focus and work across our organization to deliver our 2018 plan.
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

▪
changes in the size of claims we receive relating to unpredictable natural or man-made catastrophe losses, such as hurricanes, earthquakes, typhoons, floods, nuclear accidents or terrorism, due to the preliminary nature of some reports and estimates of loss and damage to date, and in particular our loss estimates and industry loss estimates relating to hurricanes Harvey, Irma and Maria, the Mexican earthquakes and Typhoon Hato in Southeast Asia, given the complexities and nature of these particular events, including the magnitude, proximity and relatively recent occurrence of these events, incomplete claims data received to date, the likelihood of longer development periods associated with the specific characteristics of these events and the geographic and infrastructure limitations related to the areas affected by these events, among other matters;

▪
changes in the number of insureds and ceding companies affected or the ultimate number and value of individual claims related to natural catastrophe events due to the preliminary nature of reports and estimates of loss and damage to date;

▪
risks and uncertainties relating to the proposed acquisition of XL by AXA SA, including but not limited to (i) that XL may be unable to complete the proposed transaction because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived, including the failure to obtain XL shareholder approval for the proposed transaction or that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; (ii) uncertainty as to the timing of completion of the proposed transaction; (iii) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement between XL and AXA dated March 5, 2018; (iv) risks related to disruption of management’s attention from XL’s ongoing business operations due to the proposed transaction; (v) the effect of the announcement of the proposed transaction on XL’s relationships with its clients, operating results and business generally; and (vi) the outcome of any legal proceedings to the extent initiated against XL or others following the announcement of the proposed transaction, as well as XL’s management’s response to any of the aforementioned factors;

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

▪	our ability to successfully implement our business strategy;

▪	our ability to successfully attract and raise additional third-party capital for existing or new investment vehicles;

▪	changes in credit ratings or rating agency policies or practices, which could trigger cancellation provisions in our assumed reinsurance agreements or affect the availability of our credit facilities;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments, that could result in changes to investment valuations;

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

•
the effects of climate change (such as changes to weather patterns, sea levels or temperatures) on our business, which our modeling or risk management practices may not adequately address due to the uncertain nature of climate change; and

•
the other factors set forth in Item 1A, "Risk Factors," included the Company's Annual Report on Form 10-K for the year ended December 31, 2017, Part II, Item 1A, "Risk Factors," included herein and our other documents on file with the SEC.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future developments or otherwise.
EXECUTIVE OVERVIEW
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview" included in Item 7 of our Annual Report on Form 10-K filed for the year ended December 31, 2017.
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except per share amounts)	2018	2017	2018 vs 2017
Net income (loss) attributable to common shareholders	$152,648	$152,843	(0.1)%
Earnings (loss) per common share – basic	$0.59	$0.58	1.7%
Earnings (loss) per common share – diluted	$0.58	$0.57	1.8%
Weighted average number of common shares and common share equivalents, in thousands – basic	256,922	265,690	(3.3)%
Weighted average number of common shares and common share equivalents, in thousands – diluted	261,176	269,767	(3.2)%
Underwriting profit (loss) - P&C operations	$122,440	$143,977	(15.0)%
Combined ratio - P&C operations	95.3%	94.3%	1.0	pts
Net investment income - P&C operations (1)	$180,564	$159,941	12.9%
Operating net income (2)	$214,359	$136,143	57.5%
Operating net income per common share (2)	$0.82	$0.50	$0.32
Annualized return on average common shareholders' equity	6.3%	5.6%	0.7	pts
Annualized operating return on average common shareholders' equity (2)	8.8%	5.0%	3.8	pts
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income (2)	9.4%	5.4%	4.0	pts
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs (2)	8.8%	6.1%	2.7	pts
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs and accumulated other comprehensive income (2)	9.4%	6.5%	2.9	pts

(U.S. dollars)	March 31, 2018	December 31, 2017	Change (Three Months)
Book value per common share	$37.30	$38.46	$(1.16)
Fully diluted book value per common share	$36.53	$38.04	$(1.51)
Fully diluted tangible book value per common share (2)	$28.06	$29.44	$(1.38)
____________

(1)
Net investment income - P&C operations includes all net investment income related to the net results from structured products and excludes all net investment income from the assets supporting the Life Funds Withheld Assets, as defined in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein.

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

▪	The loss and loss expense ratio related to the P&C operations is calculated by dividing the net losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪
The underwriting expense ratio related to the P&C operations is the sum of acquisition costs and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments.

The following table presents the ratios for our P&C operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
	2018	2017	2018 vs 2017
Loss and loss expense ("loss") ratio	62.5%	62.8%	(0.3)
Acquisition expense ratio	17.8%	17.2%	0.6
Operating expense ratio	15.0%	14.3%	0.7
Underwriting expense ratio	32.8%	31.5%	1.3
Combined ratio	95.3%	94.3%	1.0
Three months ended March 31, 2018 vs. 2017: The 1.0 percentage point deterioration in our combined ratio for the three months ended March 31, 2018, compared to the same period of 2017, is mainly due to rising operating expenses and acquisition costs. The increase in operating expenses were a result of certain one-time compensation related costs, while acquisition costs were primarily attributable to changes in the mix of business as well as the impact of favorable prior year development on the recognition of outward profit commission within the Reinsurance Segment.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss and loss expenses reserves, and our investment portfolio provides liquidity for claims settlements related to these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Income Statement Analysis - Investment Activities (Excluding Life Funds Withheld Assets)" below for a discussion of our net investment income for the three months ended March 31, 2018.

Net income (loss) and earnings per share ("EPS")
The following table presents the net income and earnings per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except per share amounts)	2018	2017	2018 vs 2017
Net income (loss)	$152,648	$152,843	(0.1)%
EPS - basic	$0.59	$0.58	1.7%
EPS - diluted	$0.58	$0.57	1.8%
Three months ended March 31, 2018 vs. 2017: The changes in our net income, basic EPS and diluted EPS for the three months ended March 31, 2018 reflect the overall results of our P&C operations and our investment performance as well as the favorable activity from our GreyCastle Life Retro Arrangements, as described in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," and Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to common shareholders excluding: (1) our net investment income - Life Funds Withheld Assets, as defined in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, (2) our net realized (gains) losses on investments available for sale - excluding Life Funds Withheld Assets, (3) our net realized and change in net unrealized (gains) losses on equity securities - excluding Life Funds Withheld Assets, (4) our net realized (gains) losses on investments (including OTTI) and change in net unrealized (gains) losses on investments, trading - Life Funds Withheld Assets, (5) our net realized and unrealized (gains) losses on derivatives, (6) our net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets, (7) our share of items (2) and (5) for our insurance company affiliates for the periods presented, (8) our foreign exchange (gains) losses, (9) our expenses related to the pending acquisition by AXA SA, (10) our gain on the sale of our wholly-owned subsidiary XL Life Insurance and Annuity Company and the partial sale of our holdings in New Ocean Capital Management, (11) our net (gains) losses on the early extinguishment of debt, (12) our net (gains) losses from the repurchase of preference shares, (13) tax provision arising from our write-down of our deferred tax asset related to the U.S. Tax Cuts and Jobs Act, and (14) a provision (benefit) for income tax on items excluded from operating income.
Although the investment of premiums to generate income (or loss) and realized capital gains (or losses) is an integral part of our operations, the determination to realize capital gains (or losses), as well as absorb the volatility associated with marking our portfolio of public equity securities to market, is independent of the underwriting process. In addition, losses as the result of other-than-temporary declines in value and goodwill impairment charges are recognized in net income without actual realization. In this regard, certain users of our financial information, including certain rating agencies, evaluate earnings before tax and realized capital gains to understand the profitability of the operational sources of income without the effects of these variables. Furthermore, these users believe that, for many companies, the timing of the realization of capital gains is largely a function of economic and interest rate conditions.
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

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except per share amounts)	2018	2017	2018 vs 2017
Operating net income	$214,359	$136,143	57.5%
Operating net income per share - diluted	$0.82	$0.50	$0.32
Three months ended March 31, 2018 vs. 2017: The increases in our operating net income and operating net income per share for the three months ended March 31, 2018 as compared to the same periods of 2017 were primarily driven by improved investment returns and lower financing costs associated with our preferred shares in the three months ended March 31, 2018, partially offset by lower overall underwriting profit, as noted above in our discussion of combined ratio. For further information on these items, see "Income Statement Analysis" below.
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
Annualized operating return on average common shareholders' equity ("Operating ROE") is another non-GAAP financial measure that we consider important in evaluating our operating performance for the same reasons noted in Operating net income above. Operating ROE is a widely used measure of any company's profitability that is calculated by dividing non-GAAP annualized operating net income for any period by the average of the opening and closing common shareholders' equity. In addition, compensation of our senior officers is dependent on, among other factors, the achievement of our performance goals to enhance common shareholder value as measured by Operating ROE (as it may be adjusted for certain items as determined by our Management Development and Compensation Committee).
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income ("AOCI") ("Operating ROE ex-AOCI") is an additional non-GAAP financial measure of our profitability. The most significant component of this financial measure is the exclusion of mark to market fluctuations on our investments available for sale portfolio that have not been realized through sales. We believe that this is a meaningful measure because it demonstrates our core performance as a (re)insurance company without the impact of investment market volatility. Operating ROE ex-AOCI is derived by dividing annualized non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
Annualized operating return on average common shareholders' equity excluding integration costs ("Operating ROE ex-Catlin-related integration") is an additional non-GAAP financial measure of our profitability that eliminates the impacts of integration costs related to the Catlin Acquisition. Integration costs related to the Catlin Acquisition were completed in the second quarter of 2017. Operating ROE ex-Catlin-related integration is derived by dividing non-GAAP operating net income excluding Catlin-related integration costs for any period by the average of the opening and closing common shareholders' equity.
Annualized operating return on average common shareholders' equity excluding integration costs and AOCI ("Operating ROE ex-Catlin-related integration and AOCI") is an additional non-GAAP financial measure of our profitability that combined the effects of the two metrics discussed above. Operating ROE ex-Catlin-related integration costs and AOCI is derived by dividing annualized non-GAAP operating net income excluding Catlin-related integration costs for any period by the average of the opening and closing common shareholders' equity excluding AOCI.

The following table presents the measures discussed above for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
	2018	2017	2018 vs 2017
ROE	6.3%	5.6%	0.7
Operating ROE	8.8%	5.0%	3.8
Operating ROE ex-AOCI	9.4%	5.4%	4.0
Operating ROE ex-Catlin-related integration costs	8.8%	6.1%	2.7
Operating ROE ex-Catlin-related integration costs and AOCI	9.4%	6.5%	2.9
Three months ended March 31, 2018 vs. 2017: The increases in our ROE and other operating ROE measures for the three months ended March 31, 2018 as compared to the same periods of 2017 were mainly due to the drivers noted above for net income and operating net income, respectively, combined with an overall decrease in our total shareholders' equity due to significant natural catastrophe activity in the second half of 2017.
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
Fully diluted tangible book value per common share ("Fully diluted TBVPS") is a widely used non-GAAP financial measure that, much like BVPS, represents the value generated for our common shareholders excluding items such as goodwill and other intangible assets. The exclusion of these amounts allow for more meaningful comparisons between peers, specifically those that have been less acquisitive. Fully diluted TBVPS is calculated by dividing common shareholders' equity excluding intangible assets by the number of outstanding common shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
The following table presents the measures discussed above at the dates indicated:

(U.S. dollars)	March 31, 2018	December 31, 2017	Change (Three Months)
Book value per common share	$37.30	$38.46	$(1.16)
Fully diluted book value per common share	$36.53	$38.04	$(1.51)
Fully diluted tangible book value per common share	$28.06	$29.44	$(1.38)
Three months ended March 31, 2018: The decreases in our BVPS, Fully diluted TBVPS and Fully diluted TBVPS were mainly driven by unrealized losses on the mark to market of investments, share-based compensation activity and the payment of dividends, partially offset by net income earned during the period.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Financial Measures" below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of our Operating ROE measures for the three months ended March 31, 2018 and 2017 and Fully diluted TBVPS at March 31, 2018 and 2017, as well as information about goodwill and intangible assets, outstanding shares and shareholders' equity, which are used in various of the non-GAAP financial measures:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended
	March 31,
	2018	2017
Net income (loss) attributable to common shareholders	$152,648	$152,843
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	(22,921)	50,101
Net realized (gains) losses on investments and change in net unrealized (gains) losses on investments, trading and OTTI - Life Funds Withheld Assets	22,512	(33,068)
Net investment income - Life Funds Withheld Assets	(30,398)	(33,364)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	(10,683)	(3,224)
Net income (loss) attributable to common shareholders excluding Contribution from Life Retrocession Arrangements	$111,158	$133,288
Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	—	(4,218)
Net realized (gains) losses on investments AFS and OTTI - excluding Life Funds Withheld Assets	33,478	—
Net realized (gains) losses and change in net unrealized gains (losses) on equity securities - excluding Life Funds Withheld Assets	36,014	—
Net realized and unrealized (gains) losses on derivatives	(4,221)	7,069
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(636)	(2,051)
Foreign exchange (gains) losses excluding Life Funds Withheld Assets	20,524	(112)
Expenses related to the pending acquisition by AXA SA	22,648	—
(Provision) benefit for income tax on items excluded from operating income (2)	(4,606)	2,167
Operating net income (loss)	$214,359	$136,143
Catlin-related integration costs	—	33,949
(Provision) benefit for income tax on Catlin-related integration costs	—	(3,768)
Operating net income (loss) (excluding Catlin-related integration costs)	$214,359	$166,324
Per common share results - diluted:
Net income (loss) attributable to common shareholders	$0.58	$0.57
Operating net income (loss)	$0.82	$0.50
Weighted average common shares outstanding:
Basic	256,922,376	265,690,364
Diluted (3)	261,175,868	269,766,805
Diluted - For Operating net income per share	261,175,868	269,766,805
Return on common shareholders' equity:
Opening common shareholders' equity	$9,848,317	$10,938,512
Closing common shareholders' equity (at period end)	9,628,529	10,974,884
Average common shareholders' equity for the period	9,738,423	10,956,698
Opening AOCI	889,431	715,546
Closing AOCI (at period end)	312,255	844,974
Average AOCI for the period	600,843	780,260
Average common shareholders' equity for the period excluding average AOCI	9,137,580	10,176,438
Annualized net income (loss)	610,592	611,372
Annualized operating net income (loss)	857,436	544,572
Annualized operating net income (loss) (excluding Catlin-related integration costs)	857,436	665,295
Annualized return on average common shareholders' equity	6.3%	5.6%
Annualized operating return on average common shareholders' equity	8.8%	5.0%
Annualized operating return on average common shareholders' equity excluding AOCI	9.4%	5.4%
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs	8.8%	6.1%
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs and AOCI	9.4%	6.5%

	March 31, 2018	December 31, 2017
Book value per common share:
Closing common shares outstanding - basic	258,171,836	256,033,895
Closing common shares outstanding - diluted	263,605,861	258,901,212
Book value per common share	$37.30	$38.46
Fully diluted book value per common share	$36.53	$38.04
Goodwill and other intangible assets	$2,230,506	$2,225,751
Tangible book value	$7,398,023	$7,622,566
Fully diluted tangible book value per common share	$28.06	$29.44
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

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three months ended March 31, 2018 have been affected by, among other things, the following significant items:
1)    The impact of natural catastrophe loss events;
2)     The current underwriting environment;
3)    Market movement impacts on our investment portfolio.
1)    The impact of natural catastrophe loss events
The following table outlines the impact of natural catastrophes on incurred losses and the loss ratio impact of the Insurance and Reinsurance segments for the three months ended March 31, 2018 and 2017:

	Natural Catastrophe Losses		Natural Catastrophe Loss Ratio Impact
	Three Months Ended March 31,		Three Months Ended March 31,
(U.S. dollars in thousands)	2018	2017	2018	2017
Insurance	$63,475	$70,330	3.9%	4.3%
Reinsurance	9,718	25,745	1.0%	2.9%
Total P&C	$73,193	$96,075	2.8%	3.8%
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
Insurance
For the three months ended March 31, 2018, pricing in the Insurance segment was up approximately 3.3%. Our Global Lines businesses were up 4.4%, with most lines contributing to the increase with the exception of a modest decrease in crisis management. North America business lines were up approximately 3.0% as increases in most lines were partially offset by a slight decrease in cybertech. Our International business lines were up 2.2% for the period with positive rate achieved in each of the lines.
Gross premiums written in the quarter were up by 6.4%, or $172 million on a reported basis year-over-year, and when we normalize for foreign exchange, up by 4.1% in the quarter. Our largest growing portfolios included our international property, international casualty, North America construction, accident & health, global risk management and crisis management lines of business. See "Income Statement Analysis - Insurance" for further discussion of our premium movements.
The trading environment for our core lines of business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the three months ended March 31, 2018, the underwriting environment indicated positive rate changes across all lines of business, although slightly less than expected.
Rates across the Reinsurance segment were up approximately 4.6%. Our property catastrophe portfolio was up 6.1% while the property treaty book was up 4.4%. Our casualty and marine & energy business renewed with increases of 4.8% and 7.5%, respectively.
Despite continuing competitive market conditions, the Reinsurance segment retained profitable business while increasing its volume of new business resulting from successful portfolio management focused on underwriting profitability and global client management efforts. See "Income Statement Analysis - Reinsurance" for further discussion of our premium movements.
3)    Market movement impacts on our investment portfolio (Excluding Life Funds Withheld Assets)
During the three months ended March 31, 2018, the negative mark to market change of $413.1 million on our total investments, including Equity Securities and Other Investments, was primarily driven by an increase in interest rates and widening credit spreads across our major jurisdictions. A decrease in the equity index prices also contributed to the negative mark to market change from our equity portfolio. This represents an approximately 1.3% depreciation in the average total investment assets for the three months ended March 31, 2018.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended March 31, 2018:

	Interest Rate Movement for the three months ended March 31, 2018 (1) ('+'/'-' represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended March 31, 2018 (1) ('+'/'-' represents widening / tightening of credit spreads)	Equity Market Price Movement for the three months ended March 31, 2018 (1) ('+'/'-' represents increases / decreases in common equity market benchmarks)
United States	+35 basis points (5 year Treasury)	+19 basis points (US Corporate A rated)	-1.41% (MSCI All Countries World Index)
		+4 basis points (US Mortgage Master Index)	-1.22% (S&P500 Index)
United Kingdom	+39 basis points (5 year Gilt)	+7 basis points (UK Corporate, AA rated)
Euro-zone	+10 basis points (5 year Bund)	+5 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.
Please see "Income Statement Analysis - Investment Activities" below for further analysis.
OTHER KEY FOCUSES OF MANAGEMENT
We remain focused on, among other things, managing capital, enhancing enterprise risk management ("ERM") capabilities and monitoring regulatory change.
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

Risk Management
Our risk management and risk appetite framework is detailed in Item 1, "Business - Enterprise Risk Management," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions based on our evaluation and detailed analysis with a measurement date of January 1, 2018. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event	1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Probable Maximum Loss (2)
North Atlantic	Windstorm	January 1, 2018	$864	$1,911
North America	Earthquake	January 1, 2018	$814	$1,117
Europe	Windstorm	January 1, 2018	$698	$839
Japan	Earthquake	January 1, 2018	$524	$714
Japan	Windstorm	January 1, 2018	$448	$482
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

The table below shows our estimated per event probability exposures for certain peak natural catastrophe peril regions based on our evaluation and detailed analysis with a measurement date of January 1, 2018, adjusted to include reinsurance programs in place as of April 1, 2018. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event	1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Probable Maximum Loss (2)
North Atlantic	Windstorm	January 1, 2018	$770	$1,723
North America	Earthquake	January 1, 2018	$774	$974
Europe	Windstorm	January 1, 2018	$637	$764
Japan	Earthquake	January 1, 2018	$545	$647
Japan	Windstorm	January 1, 2018	$415	$505
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

We actively evaluate and manage our net exposure profile. Our net exposure profile reflects the seasonality of exposures, events that have occurred during the year and the economics of various risk transfer mechanisms. Our underwriting capital management is a dynamic process that will evolve through ongoing assessment of ground-up exposures and return metrics throughout the year. Some of the key changes to our exposure protection in 2018 were tailored to maintain gross exposures and reduce net catastrophe risk. These changes included: expanded catastrophe bond coverage to include U.S. Caribbean wind and convective storms; increased protection of our portfolio by shifting towards more enterprise wide catastrophe aggregate and reduced segment specific coverage; increased use of specific proportional cession of individual property catastrophe treaties to an alternative capital provider; and the addition of a new net property quota share which covers our four core catastrophe exposed lines.
The net impact of these changes, and others, is that we have more coverage on a broader basis, enhanced protection across more frequent parts of our catastrophe exposures and achieved a lower attachment point for non-peak perils. Overall, we have reduced our exposures across the curve and at lower probabilities. While these are on an occurrence basis, our worldwide aggregate exposure has decreased by similar amounts.

Going forward, management is focused on leveraging existing alternative capital capabilities and building an underwriting balance sheet that blends all leveraging tools, allowing each risk to be matched against the most appropriate and efficient source of capital.
Regulatory Change
We continue to monitor and assess regulatory initiatives and legislation relevant to our business. In particular, we continue to monitor closely and assess proposals regarding national, regional and global capital standards that affect us or in the future could affect us.
See "Business - Regulation," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional discussion of regulatory matters, including group supervision and Solvency II. In addition, see "Brexit-Related Recent Developments" below for a discussion of Brexit.
Brexit-Related Recent Developments
Negotiations to determine the terms of the U.K.'s withdrawal from the E.U. by March 2019 under article 50 of the Treaty on European Union, as well as the U.K.'s relationship with the E.U. and individual E.U. member states post-Brexit, have commenced, but remain largely unresolved.
While Brexit did not materially affect our financial condition or results of operations for the three months ended March 31, 2018, we anticipate that Brexit will disrupt our U.K. domiciled entities', including our Lloyd's syndicates', ability to "passport" within the E.U. Passporting means that an E.U.-domiciled entity can write insurance or reinsurance in another E.U. member state while only being regulated by the regulator in its country of domicile. As a consequence, on September 19, 2017, we announced our plan to redomesticate our principal E.U. insurance company, XL Insurance Company SE ("XLICSE"), to Ireland in 2018, subject to certain regulatory approvals. The redomestication will result in XLICSE remaining in the E.U. post Brexit so that it can continue to benefit from passporting through its branch network within the E.U.
In the U.K., we will retain Catlin Insurance Company Ltd ("CICL UK"), a U.K. regulated insurance company, and our Lloyd’s of London ("Lloyd's") operations. The ability to issue both Lloyd’s and CICL UK paper in the U.K. as well as XLICSE paper in the E.U. well positions us for business that could otherwise be disrupted from any loss of passporting rights as a result of the U.K. leaving the E.U. With these changes, we anticipate being able to provide continuity of service to our clients and brokers although there can be no assurances that business will not be interrupted. We continue to review our European legal entity structure to consider other possible changes that may need to be made to preserve our E.U.-domiciled entities' passporting regime.
Currently, Lloyd's is wholly reliant on the passporting regime to do business across the E.U. On March 29, 2017, Lloyd's announced that it intends to set up a new insurance company in Brussels, Belgium, to serve as an E.U. hub post-Brexit, which it anticipates will commence operations in January 2019. Given that we operate one of the largest underwriting syndicates at Lloyd's, management is closely monitoring Lloyd's ability to successfully implement its post-Brexit strategy with the E.U.
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
In addition to the potential impact on our ability to passport within the E.U., management is also focused on the impact of Brexit on the free movement of over 2,000 of our employees within the E.U. A curtailment post-Brexit of free movement of workers between the U.K. and the E.U. could impact the availability and cost of attracting and retaining talent. Further, as no member country has left the E.U. to date, and the rules for exit under article 50 are brief, this has created, and may continue to create, the potential for geopolitical, structural, legal, regulatory, monetary and economic uncertainty, which we expect may continue to have meaningful repercussions in future periods. For more information regarding Brexit, see Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Climate Change
Climate change is having an unpredictable effect on the environment within which we work and live, manifesting in both an increase in the global mean temperature and rising sea levels. The local impacts of these changes are difficult to predict, which in turn increases risk. Through our risk managers and risk transfer partners, we are focused on understanding the data behind climate and extreme weather events, and have funded our own research, focused on topics such as thermohaline circulation, ocean acidification, sea ice thickness and measurement of the health of global reefscapes.

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
We recognize the serious implications that climate change and other environmental risks may pose to the insurance industry and our business. The manner in which we underwrite our business generally is designed to adapt to changes in climate. For example: (i) the insurance and reinsurance policies that we issue are generally for twelve months, providing the ability to reassess risk and price accordingly as climate conditions change; (ii) the natural catastrophe and pricing models that we use are updated frequently to reflect changing environmental conditions; (iii) we seek to reduce the impact of climate change on our business by limiting our exposure to individual events or series of events through our ceded reinsurance programs; and (iv) when we underwrite business susceptible to climate change, we impose strict limits across a variety of dimensions with the goal of limiting our exposure to additional risk associated with climate change. For more information regarding our ERM and the risks associated with climate change, see Item 1, "Business - Enterprise Risk Management" and Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities ("VIEs") and Other Off-Balance Sheet Arrangements," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1, Note 11, "Variable Interest Entities," to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. The results of our run-off life operations are reported within Corporate and Other. Our general investment and financing operations are also reflected in Corporate and Other. Prior period information has been re-presented to reflect the current presentation.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017
Insurance
Our Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for large corporate and middle market risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk & trade credit, crisis management, cybertech, accident and health and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses.

We focus on growing those lines of business within our Insurance operations that we believe provide the best return on capital over time.
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017
Gross premiums written	$2,866,539	$2,694,216	6.4%
Net premiums written	1,481,867	1,508,591	(1.8)%
Net premiums earned	1,665,789	1,635,315	1.9%
Less: Net losses and loss expenses	1,064,992	1,060,363	0.4%
Less: Acquisition costs	221,962	210,483	5.5%
Less: Operating expenses	316,380	285,729	10.7%
Underwriting profit (loss)	$62,455	$78,740	(20.7)%
Net results – structured products	2,103	2,269	(7.3)%
Net fee income and other (expense)	(6,703)	1,967	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting business group for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017
Global Lines	$972,245	$998,404	(2.6)%
International	990,747	839,979	17.9%
North America	903,547	855,833	5.6%
Total	$2,866,539	$2,694,216	6.4%
Three months ended March 31, 2018 vs. 2017: Gross premiums written increased by 6.4%. When evaluated in local currency, our gross premiums written increased by 4.1%. The favorable foreign exchange effect on our gross premiums written was mainly due to a strengthening of the Euro and British pound against the U.S. dollar, which impacted business written in these currencies.
The following is a summary of premium movements by underwriting business groups:

▪
Global Lines - decrease of 2.6%, for the three months ended March 31, 2018, is mainly driven by lower new business in political risk & trade credit and London wholesale business lines. These decreases were partially offset by higher premiums in accident & health attributable in part to rate improvement as compared to prior year.

▪
International - increase of 17.9%, for the three months ended March 31, 2018, is attributable to higher retention in international casualty and favorable pricing in international property and international financial lines.

▪
North America - increase of 5.6%, for the three months ended March 31, 2018, due to higher renewal business in global risk management, higher retention and rate improvement in construction and growth in cybertech business lines. These increases were partially offset by lower new business in surplus lines.

Net Premiums Written
Three months ended March 31, 2018 vs. 2017: The decrease of 1.8%, for the three months ended March 31, 2018, largely resulted from an increase in ceded premium written driven by higher subject premium volume and excess of loss reinsurance purchases, partially offset by increases in gross premium written noted above.
Net Premiums Earned
Three months ended March 31, 2018 vs. 2017: The increase of 1.9%, for the three months ended March 31, 2018, reflects the earning of higher net premium written during the second half of 2017 as compared to the same period of 2016, partially offset by the earning of increased ceded premiums written noted above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2018	2017	2018 vs 2017
Loss and loss expense ratio	63.9%	64.8%	(0.9)
Acquisition expense ratio	13.3%	12.9%	0.4
Operating expense ratio	19.1%	17.5%	1.6
Underwriting expense ratio	32.4%	30.4%	2.0
Combined ratio	96.3%	95.2%	1.1
The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Percentage
	March 31,		Point Change
	2018	2017	2018 vs 2017
Loss and loss expense ratio	63.9%	64.8%	(0.9)
Prior year development	0.4%	0.3%	0.1
Loss ratio excluding prior year development	64.3%	65.1%	(0.8)
Net natural catastrophe losses	(3.9)%	(4.3)%	0.4
Loss ratio excluding prior year development and net natural catastrophe losses	60.4%	60.8%	(0.4)
Loss Ratio - excluding prior year development
Three months ended March 31, 2018 vs. 2017: The 0.8 percentage point improvement in the loss ratio excluding prior year development represents a lower level of natural catastrophe and attritional activity for the three months ended March 31, 2018 as compared to the corresponding period in 2017. Losses net of reinsurance, reinstatement and premium adjustments related to natural catastrophe events for the three months ended March 31, 2018 were $6.9 million lower for the three months ended March 31, 2018 than in the same period in 2017. Excluding prior year development, and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments, in both quarters, the loss ratios for the three months ended March 31, 2018 improved by 0.4 percentage points as underwriting actions improved the overall portfolio results.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Professional	$(1,830)	$(5)
Casualty and other	(5,115)	(4,770)
Property	1,257	81
Specialty	393	52
Total	$(5,295)	$(4,642)
For further information on the net favorable prior year reserve development for the three months ended March 31, 2018 and 2017, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses - Underwriting Expense Ratio
Three months ended March 31, 2018 vs. 2017: The deterioration of 2.0 percentage points was due to an increase in the operating expense ratio of 1.6 percentage points coupled with an increase in the acquisition expense ratio of 0.4 percentage points, as follows:

▪	Operating expense ratio - deterioration of 1.6 percentage points driven largely by investment in the business and certain one-time compensation related costs.

▪	Acquisition expense ratio - slight deterioration largely driven by changes in business mix.
Net Results - Structured Products

	Three Months Ended		Percentage
	March 31,		Change
	2018	2017	2018 vs 2017
Net investment income - structured products	$6,620	$6,810	(2.8)%
Interest expense - structured products	4,516	4,541	(0.6)%
Operating expenses - structured products	1	—	100.0%
Net investment results - structured products	$2,103	$2,269	(7.3)%
Three months ended March 31, 2018 vs. 2017: The decrease in net results from structured products for the three months ended March 31, 2018 compared to the corresponding period in the prior year was mainly due to a decrease in the asset base reflecting the run-off nature of this business.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Reinsurance
The Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation, credit and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017
Gross premiums written	$2,060,601	$1,927,390	6.9%
Net premiums written	1,670,744	1,471,169	13.6%
Net premiums earned	931,392	884,166	5.3%
Less: Net losses and loss expenses	557,014	523,093	6.5%
Less: Acquisition costs	240,854	224,079	7.5%
Less: Operating expenses	73,539	71,757	2.5%
Underwriting profit (loss)	$59,985	$65,237	(8.1)%
Net results – structured products	1,308	645	102.8%
Net fee income and other	892	686	30.0%
Gross Premiums Written
The following table summarizes our gross premiums written by geographical region for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017
Bermuda	$517,346	$453,717	14.0%
North America	308,064	305,796	0.7%
London	351,791	307,866	14.3%
EMEA	532,545	541,932	(1.7)%
LAC	350,855	318,079	10.3%
Total	$2,060,601	$1,927,390	6.9%

Three months ended March 31, 2018 vs. 2017: Gross premiums written increased by 6.9%, primarily driven by additional new business written during three months ended March 31, 2018, favorable rate changes driven by the significant natural catastrophe events of 2017 and foreign exchange gains. These increases were partially offset by cancellations. When evaluated in local currency, our gross premiums written increased by 3.5%.
The following is a summary of the premium movements by region:

▪
Bermuda - increase of 14.0%, for the three months ended March 31, 2018, primarily due to new business within the property catastrophe line as well as marine business transferred from our EMEA operations. Positive rate changes have been seen in all lines of business.

▪
North America - increase of 0.7%, for the three months ended March 31, 2018, driven by new business with material new inceptions in casualty and property treaty. These increases were partially offset by cancellations and reduced shares related to underwriting decisions.

▪
London - increase of 14.3%, for the three months ended March 31, 2018, primarily driven by new business in casualty, property catastrophe, property treaty and marine lines of business. In addition, positive rate changes have been seen in all lines of business, with significant increases within property catastrophe, casualty and marine lines.

▪
EMEA - decrease of 1.7%, for the three months ended March 31, 2018, largely attributable to cancellations due to inadequate rate increases, decreased shares written within the casualty and property lines of business and transfers of energy proportional portfolio to Bermuda. These reductions were partially offset by new business and favorable foreign exchange gains driven by the significant strengthening of the Euro against the U.S. dollar compared to the same period of 2017.

▪
LAC - increase of 10.3%, for the three months ended March 31, 2018, driven by new business within property treaty, other and the credit lines of business. Favorable foreign exchange gains driven by the Chinese Yuan and the Thai Baht strengthening against the U.S. dollar compared to the same period of 2017. These increases have been partially offset by cancellations.

Net Premiums Written
Three months ended March 31, 2018 vs. 2017: The increase of 13.6% largely resulted from the gross written premium increase as outlined above, as well as a decrease in ceded written premiums due to the timing of outwards catastrophe protection purchased during the same period of 2017, not replicated for 2018.
Net Premiums Earned
Three months ended March 31, 2018 vs. 2017: The increase of 5.3% was mainly attributable to increases in the earnings impact of a material inception written within Bermuda during the fourth quarter of 2017. The impact of this contract was partially offset by the alignment of earning patterns within the European engineering book during the first quarter of 2017.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2018	2017	2018 vs 2017
Loss and loss expense ratio	59.8%	59.2%	0.6
Acquisition expense ratio	25.9%	25.3%	0.6
Operating expense ratio	7.9%	8.1%	(0.2)
Underwriting expense ratio	33.8%	33.4%	0.4
Combined ratio	93.6%	92.6%	1.0

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Percentage
	March 31,		Point Change
	2018	2017	2018 vs 2017
Loss and loss expense ratio	59.8%	59.2%	0.6
Prior year development	0.4%	(3.3)%	3.7
Loss ratio excluding prior year development	60.2%	55.9%	4.3
Net natural catastrophe losses	(1.0)%	(2.9)%	1.9
Loss ratio excluding prior year development and net natural catastrophe losses	59.2%	53.0%	6.2
Loss Ratio - excluding prior year development
Three months ended March 31, 2018 vs. 2017: The 4.3 percentage point deterioration in the loss ratio excluding prior year development in the three months ended March 31, 2018 was primarily a result of attritional losses being higher as compared to the same period of 2017. Losses net of reinsurance recoveries, reinstatement and premium adjustments related to natural catastrophe events for the three months ended March 31, 2018 were $16.0 million, or 1.9 percentage points lower than in the same period of 2017. Excluding favorable prior year development and natural catastrophe losses net of reinsurance recoveries, and related reinstatement premiums, the loss ratio for the three months ended March 31, 2018 compared to the same period of 2017 deteriorated 6.2 percentage points to 59.2% primarily due to mix of business, related to a shift toward lower margin and lower volatility treaties, the impact of positive reinstatement premiums in the prior year and an increase in outwards reinsurance protections.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2018	2017
Property and other short-tail lines	$(18,994)	$(54,916)
Casualty and other long-tail lines	15,153	83,562
Total	$(3,841)	$28,646
For further information on the net favorable prior year reserve development for the three months ended March 31, 2018 and 2017, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses - Underwriting Expense Ratio
Three months ended March 31, 2018 vs. 2017: The deterioration of 0.4 percentage points was due to deterioration in the acquisition expense ratio of 0.6%, which was partially offset by an improvement in the operating expense ratio of 0.2% as follows:

•	Acquisition expense ratio - deterioration of 0.6 percentage points predominantly resulting from a material inception written in Bermuda during the fourth quarter of 2017.

•	Operating expense ratio - improvement of 0.2 percentage points was attributable to higher earned premiums than in the same period of 2017.

Net Results - Structured Products

	Three Months Ended		Percentage
	March 31,		Change
	2018	2017	2018 vs 2017
Net investment income - structured products	$5,691	$6,565	(13.3)%
Interest expense - structured products	4,383	5,920	(26.0)%
Net investment results - structured products	$1,308	$645	102.8%
Three months ended March 31, 2018 vs. 2017: The increase in net results from structured products for the three months ended March 31, 2018 compared to the corresponding period in the prior year was mainly a result of a significant reduction of interest expense in 2018 due to a the commutation of two structured indemnity contracts. This reduction in expense was in part offset against the lost investment income related to these two structured indemnity contracts.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 13, "Deposit Liabilities," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Corporate and Other (including Run-Off Life operations)
Our general investment and financing operations are reflected in Corporate and Other. In addition, results of our run-off life operations are reported within Corporate and Other. We ceased writing new life reinsurance contracts in 2009 and since that time have been managing the run-off of our life reinsurance operations.
Run-Off Life Operations
As noted in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in May 2014, we ceded the majority of our life reinsurance business to GreyCastle Life Reinsurance ("GCLR") via 100% quota share reinsurance (the "GreyCastle Life Retro Arrangements"). In November 2015, we ceded the vast majority of our remaining life reinsurance reserves under the U.S. Term Life Retro Arrangements.
Impact of GreyCastle Life Retro Arrangements
As noted in Item 1, Note 5(b), "Derivative Instruments Not Formally Designated As Hedging Instruments - Other Non-Investment Derivatives," to the Unaudited Consolidated Financial Statements included herein, although our net income (loss) is subject to variability related to the GreyCastle Life Retro Arrangements, there is minimal impact, if any, on our comprehensive income in any period.
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
Three months ended March 31, 2018 vs. 2017: During the three months ended March 31, 2018, the net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $3.5 million. Included within this result are net realized gains of $0.1 million. Additionally, the net investment income of $7.5 million was partially offset by a net underwriting loss of $8.4 million and interest expense of $2.7 million on the funds withheld for the U.S. Term Life Retro Arrangements.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the XL Group Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are calculated by using a time-weighted, geometrically linked rate of return calculation that is in accordance with current industry standards, for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Total Return on Investments (1)	0.5%	1.0%
Hedge fund portfolio (2) (3)	2.7%	2.1%
Public equity portfolio (2)	(4.4)%	5.8%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on these portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the three months ended February 28, 2018 and February 28, 2017, respectively, for both equity and non-equity accounted hedge funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017
Net investment income - excluding Life Funds Withheld Assets	$188,083	$167,168	12.5%
Net income (loss) from investment affiliates	45,669	38,261	19.4%
Net realized investment gains (losses) - excluding Life Funds Withheld Assets	(60,843)	4,218	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	4,221	(7,069)	N/M
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income
Three months ended March 31, 2018 vs. 2017: The increase of 12.5% compared to the prior year period was primarily due to active sector rotation and portfolio management activities, and from an increase in new money rates, together, resulting in an increase in investment yields.
We estimate that approximately $3.0 billion of assets with an average gross book yield of 2.1% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended March 31, 2018 on our portfolio of 2.7%.
Net Income (Loss) from Investment Affiliates
Net income from investment affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method, as well as certain co-investment holdings sourced for us by the managers of affiliate funds also accounted for under the equity method.
Three months ended March 31, 2018 vs. 2017: Hedge fund performance for the three months ended March 31, 2018 was strong, consistent with prior year results. Strong positive contributions came from funds pursuing equity long/short, volatility, macro and fixed income strategies. The portfolio protected gains in February, even as equity markets reversed gains from earlier in the quarter. Results for private equity investments and investment manager affiliates for the three months ended March 31, 2018 improved over prior year, more than offsetting weaker results in other affiliates compared to the prior year.
Net Realized Investment Gains and Losses (Excluding Life Funds Withheld Assets)
Three months ended March 31, 2018 vs. 2017: Net realized losses on AFS investments in the three months ended March 31, 2018 totaled $60.8 million, included net realized losses of $31.7 million, primarily from sales of U.S. Government securities, as well as net realized losses of approximately $1.8 million related to OTTI charges on certain of the Company's fixed income AFS investments. Net realized and change in net unrealized losses on equity securities and other investments of $27.4 million was largely attributable to negative mark to market change from our equity portfolio due to a decrease in equity index prices, slightly offset by positive movements in other investments. For further discussion, see Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Net realized gains on investments of $4.2 million in the three months ended March 31, 2017 included net realized gains of $11.1 million, which resulted primarily from sales of other investments and equities. These amounts were offset by losses of approximately $6.9 million related to OTTI charges on certain of our other investments and fixed income investments.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Three months ended March 31, 2018 vs. 2017: Net realized and unrealized gains on derivative instruments of $4.2 million in the three months ended March 31, 2018 resulted mainly from unrealized gains on short-term weather derivative swap agreements and on embedded derivatives contained within P&C ceded reinsurance contracts written on a funds withheld basis. These gains were partially offset by net losses incurred from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. In addition, we also reported net losses from non-investment hedging activities. For further information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses and Non-Controlling Interests
The following table sets forth our other revenues and expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017
Net income (loss) from operating affiliates	$10,282	$13,609	(24.4)%
Foreign exchange (gains) losses	9,841	(3,336)	N/M
Corporate operating expenses	70,043	98,873	(29.2)%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	22,921	(50,101)	N/M
Interest expense (1)	44,646	40,250	10.9%
Income tax expense (benefit)	31,902	13,092	143.7%
Non-controlling interests	8,585	61,006	(85.9)%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017
Net income (loss) from investment manager affiliates	$10,111	$3,297	N/M
Net income (loss) from strategic operating affiliates	171	10,312	(98.3)%
Net income (loss) from operating affiliates	$10,282	$13,609	(24.4)%
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates
Three months ended March 31, 2018 vs. 2017: The results for the three months ended March 31, 2018 reflect a one-time gain associated with a termination of one of our investment manager affiliates. Results for the remaining investment manager affiliates were generally in line with the prior year period.

Net Income from Strategic Operating Affiliates
Three months ended March 31, 2018 vs. 2017: The significant decrease was largely due to losses from one of our strategic operating affiliates, where we reduced our concentration and reclassified an affiliate investment to an equity security.
Foreign Exchange Gains and Losses
Three months ended March 31, 2018 vs. 2017: The foreign exchange losses of $9.8 million in the three months ended March 31, 2018 were principally a result of the impact of the weakening of the U.S. dollar against the British pound and the Euro on net monetary liabilities in those currencies held in U.S. dollar denominated units. These losses were partially offset by the gains which resulted from the effect of the weakening of the U.S. dollar against the Swiss Franc on net monetary assets in that currency. In the three months ended March 31, 2017, foreign exchange gains of $3.3 million were principally a result of the impact of the weakening of the U.S. dollar against the Euro and Singapore dollar on net monetary assets denominated in those currencies. This was partially offset by the effect of the weakening of the U.S. dollar against the British pound on net monetary liabilities in that currency.
Corporate Operating Expenses
Three months ended March 31, 2018 vs. 2017: The overall decrease of 29.2% for the three months ended March 31, 2018 compared to the same period in the prior year reflects the completion of our integration of Catlin in 2017, along with continued management of our expenses in 2018, partially offset by expenses incurred in 2018 in connection with the Company's pending acquisition by AXA.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
Three months ended March 31, 2018 vs. 2017: Under the GreyCastle Life Retro Arrangements, as described in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, the resulting embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For additional information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of GreyCastle Life Retro Arrangements" above.
Interest Expense
Three months ended March 31, 2018 vs. 2017: Interest expense increased 10.9% for the three months ended March 31, 2018 compared to the same period in the prior year as a result of the issuance of additional debt in June 2017. For further information about our debt financing, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
Income Tax Expense
Three months ended March 31, 2018 vs. 2017: A tax charge of $31.9 million and $13.1 million were incurred in the three months ended March 31, 2018 and 2017, respectively.
The tax charge recognized in these periods reflects the combination of our tax on operating net income, calculated using an expected full year effective tax rate applied to our pre-tax operating net income in the respective periods, and tax on items excluded from the effective tax rate calculation, including discrete tax adjustments on operating and non-operating income, which are both calculated at the applicable jurisdictional effective tax rate.
The increase in current period income tax expense is primarily attributable to the combination of the significant increase in operating income and a greater proportion of earnings in taxable jurisdictions in the three months ended March 31, 2018 as compared to the same period of the prior year.
Non-Controlling Interests
Three months ended March 31, 2018 vs. 2017: Non-controlling interests decreased primarily as a result of lower financing costs associated with our preferred shares.
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
As described in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share the risks and rewards of the underlying performance of the supporting invested assets, the disclosures in this section exclude the Life Funds Withheld Assets.
At March 31, 2018 and December 31, 2017, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased), but excluding Life Funds Withheld Assets, were approximately $36.6 billion and $37.1 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturities - AFS (1):
U.S. Government	$4,187,959	11.5%	$4,362,740	11.8%
U.S. States, municipalities and political subdivisions	2,013,162	5.5%	2,064,640	5.6%
Non-U.S. Governments	5,306,651	14.5%	5,201,581	14.0%
Corporate	9,742,670	26.6%	9,795,133	26.4%
RMBS	4,529,723	12.4%	4,724,402	12.7%
CMBS	1,259,519	3.4%	1,244,017	3.4%
Other asset-backed securities	1,608,396	4.4%	1,509,363	4.1%
Total fixed maturities - AFS	$28,648,080	78.3%	$28,901,876	77.9%
Short-term investments	500,170	1.4%	815,481	2.2%
Equity securities	637,872	1.7%	713,967	1.9%
Investments in affiliates	1,900,105	5.2%	1,911,996	5.2%
Other investments	1,186,983	3.3%	1,163,863	3.1%
Total investments	$32,873,210	89.9%	$33,507,183	90.3%
Cash and cash equivalents	3,484,763	9.5%	3,435,953	9.3%
Restricted cash	55,818	0.2%	74,395	0.2%
Net receivable (payable) for investments sold (purchased)	(59,281)	(0.2)%	(131,474)	(0.4)%
Accrued investment income	212,350	0.6%	220,299	0.6%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$36,566,860	100.0%	$37,106,356	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.

We review our fixed income investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At March 31, 2018 and December 31, 2017, the average credit quality of our total fixed income portfolio was "AA." Included in the table below are the credit ratings of the fixed income portfolio, excluding cash and Life Funds Withheld Assets, at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,935	47.8%	$14,511	48.8%
AA	4,698	16.1%	4,826	16.2%
A	6,183	21.2%	6,077	20.5%
BBB	3,327	11.4%	3,322	11.2%
BB and below/not rated	1,005	3.5%	981	3.3%
Total	$29,148	100.0%	$29,717	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $399.7 million at March 31, 2018 in our AFS portfolio (excluding Life Funds Withheld Assets and Other Investments) that can be attributed to the following significant drivers:

•	gross unrealized losses of $106.3 million related to Government holdings. Securities in a gross unrealized loss position had a fair value of $6.4 billion at March 31, 2018.

•	gross unrealized losses of $148.2 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $6.0 billion at March 31, 2018.

•	gross unrealized losses of $103.4 million related to RMBS securities. Securities in an unrealized loss position had a fair value of $3.8 billion at March 31, 2018.
The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at March 31, 2018:

	March 31, 2018
Security Type and Length of Time in a Continual Unrealized Loss Position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(146,639)	$10,301,228
At least 6 months but less than 12 months	(132,476)	4,991,573
At least 12 months but less than 2 years	(42,488)	541,494
2 years and over	(78,064)	2,097,892
Total	$(399,667)	$17,932,187

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at March 31, 2018:

	March 31, 2018
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(11,373)	$1,258,839
At least 1 year but less than 5 years remaining	(140,767)	7,613,036
At least 5 years but less than 10 years remaining	(89,178)	3,271,929
At least 10 years but less than 20 years remaining	(3,619)	93,449
At least 20 years or more remaining	(9,576)	223,915
RMBS	(103,435)	3,819,732
CMBS	(35,303)	1,122,881
Other asset-backed securities	(6,416)	528,406
Total	$(399,667)	$17,932,187
European Sovereign Debt (Excluding Life Funds Withheld Assets)
As developed markets emerged from the global recession, several key nations within the E.U. - particularly Greece, Italy, Ireland, Portugal and Spain (the "European Periphery Nations") - have carried particularly high levels of debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank ("ECB") has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these European Periphery Nations' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt have been greatly reduced.
Our exposure to this European sovereign debt has a fair value of $229.9 million at March 31, 2018, and includes direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as fixed maturity securities issued by certain corporate entities operating within the European Periphery Nations. We continue to monitor our financial exposure, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investments that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, as of March 31, 2018, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $175 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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
Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 6, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the changes in the fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. At March 31, 2018, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at March 31, 2018.

At March 31, 2018, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets by class and liabilities that were carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at March 31, 2018	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government	$4,187,959	$5,034	0.1%
U.S. States, municipalities and political subdivisions	2,013,162	—	—%
Non-U.S. Governments	5,306,651	—	—%
Corporate	9,742,670	2,128	—%
RMBS	4,529,723	6,937	0.2%
CMBS	1,259,519	—	—%
Other asset-backed securities	1,608,396	19,737	1.2%
Total Fixed maturities, at fair value	$28,648,080	$33,836	0.1%
Short-term investments, at fair value	500,170	—	—%
Total investments AFS	$29,148,250	$33,836	0.1%
Cash equivalents (1)	1,931,733	—	—%
Equity securities, at fair value	637,872	—	—%
Other investments (2)	812,314	231,368	28.5%
Other assets (3)	28,664	18,175	63.4%
Total assets carried at fair value	$32,558,833	$283,379	0.9%
Liabilities
Other liabilities (4)	40,162	17,841	44.4%
Total liabilities carried at fair value	$40,162	$17,841	44.4%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from Other investments balances are $201.8 million at March 31, 2018 measured using Net Asset Value. Under current GAAP, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes payment obligations that are carried at amortized cost, which totaled $172.9 million at March 31, 2018. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017

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
Gross unpaid losses and loss expenses totaled $29.7 billion at March 31, 2018 and December 31, 2017. See Item 1, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein, for a reconciliation of our P&C unpaid losses and loss expenses for the three months ended March 31, 2018.
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable," and Note 10, "Losses and Loss Expenses," to the Consolidated Financial Statements included in Items 7 and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	March 31, 2018	December 31, 2017
Reinsurance balances receivable	$1,233,046	$952,847
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	8,470	8,277
Reinsurance recoverable on unpaid losses and loss expenses	7,299,233	7,280,549
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(59,116)	(63,836)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$8,481,633	$8,177,837
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
A downgrade below "A-"of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of "A+" (Stable) and two notches below the A.M. Best financial strength rating of "A" (Stable) of these subsidiaries, may trigger cancelation provisions in a significant number of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

XL Group's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and common shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letter of credit and revolving credit facilities. The payment of dividends by our principal operating subsidiaries is regulated under the laws of various jurisdictions, including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various U.S. states in which principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries, and regulations of the Society of Lloyd's. See Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, "Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. No assurance can be given that our subsidiaries will pay dividends in the future to XL Group and XLIT.
Under Bermuda law, XL Group is required to pay cash dividends from contributed surplus. At March 31, 2018, XL Group had $7.8 billion in contributed surplus.
All of our outstanding debt at March 31, 2018 was issued by XLIT. The ability of XLIT, like that of XL Group, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the U.S, Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements, included herein.
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
Sources of Liquidity
At March 31, 2018 and December 31, 2017, on a consolidated basis we had cash and cash equivalents of approximately $3.5 billion and $3.4 billion. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	March 31, 2018	March 31, 2017
Operating activities	$(238,124)	$(47,497)
Investing activities	$340,442	$241,506
Financing activities	$(63,486)	$(291,600)
Effects of exchange rate changes on foreign currency cash	$7,503	$30,273
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
During the three months ended March 31, 2018, net cash flows used in operating activities was $238.1 million compared to net cash flows used in operating activities of $47.5 million for the same period in 2017. The decrease was mainly due to increased claims payment activity, partially offset by premium receipts and reinsurance recoveries.

Investing Cash Flows
Generally, positive cash flows from operations and financing activities are invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries. Subsequent sales and maturities of these investments then generate positive cash flows.
Net cash provided by investing activities was $340.4 million in the three months ended March 31, 2018 compared to net cash provided of $241.5 million for the same period in 2017. The change is largely attributable to increased proceeds received on the sales of fixed maturities and short-term investments, which were in excess of purchases of the same such assets.
As further outlined in Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral in support of insurance and reinsurance liabilities and held in trust. Additionally, certain of these pledged assets are held as collateral in relation to our credit facilities. At March 31, 2018 and December 31, 2017, the Company had $17.9 billion and $18.8 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 1(i), "Significant Accounting Policies - Cash and Cash Equivalents," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 that cash in the amount of $155.0 million at March 31, 2018 is restricted and has been disclosed as such in our Unaudited Consolidated Balance Sheets.
Financing Cash Flows
Cash flows related to financing activities include common and preference share related transactions, the payment of dividends, the issuance or repurchase of preference ordinary shares by our subsidiaries, the issuance, repurchase or maturity of debt and deposit liability transactions. During the three months ended March 31, 2018, net cash flows used in financing activities were $63.5 million, mainly due to payments made regarding our deposit liabilities, including the commutation of two contracts and payments made to run-off another contract. The decrease in net cash flows used in financing activities is attributable to the timing of dividend payments, which were made after March 31, 2018, as well as the lack of share buyback activity under the current buyback authorization during the period.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
At March 31, 2018 and December 31, 2017, we had total shareholders' equity of $11.2 billion and $11.5 billion, respectively. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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
Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, "Risk Factors - We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	March 31, 2018	December 31, 2017
Non-controlling interests - Series D preference ordinary shares of XLIT	$287,143	$287,143
Non-controlling interests - Series E preference ordinary shares of XLIT	669,778	669,778
Non-controlling interests - Non-cumulative perpetual preference shares of Catlin-Bermuda	518,582	518,582
Non-controlling interests - Other	131,190	137,500
Common share capital	9,628,529	9,848,317
Total common shares and non-controlling interests	$11,235,222	$11,461,320
Notes payable and debt	3,240,461	3,220,769
Total	$14,475,683	$14,682,089
Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	March 31, 2018	December 31, 2017
Common shareholders' equity - beginning of period	$9,848,317	$10,938,512
Net income (loss) attributable to common shareholders	152,648	(560,398)
Share buybacks	(1,662)	(571,615)
Share issuances	48,185	50,662
Common share dividends	(57,644)	(232,002)
Net current period OCI, net of tax	(359,223)	173,885
Share-based compensation and other	(2,092)	49,273
Common shareholders' equity - end of period	$9,628,529	$9,848,317
Preference Shares - Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XLIT. We also assumed the obligation of the non-cumulative perpetual preference shares issued by Catlin-Bermuda. These instruments represent non-controlling interests in our Unaudited Consolidated Financial Statements included herein, and are presented as non-controlling interest in equity of consolidated subsidiaries as noted in the table above.

Debt
The following tables present the Company's outstanding notes payables and debt at March 31, 2018:

(U.S. dollars in thousands)			Payments Due by Period (2)
Debt Issuance:	Outstanding (1)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
$300 million, 2.30% Senior Notes due December 2018	$299,525	2018	$300,000	$—	$—	$—
$400 million, 5.75% Senior Notes due October 2021	398,492	2021	—	—	400,000	—
$350 million, 6.375% Senior Notes due November 2024	349,275	2024	—	—	—	350,000
$500 million, 4.45% Subordinated Notes due March 2025	494,340	2025	—	—	—	500,000
$325 million, 6.25% Senior Notes due May 2027	323,571	2027	—	—	—	325,000
$300 million, 5.25% Senior Notes due December 2043	296,593	2043	—	—	—	300,000
$500 million, 5.5% Subordinated Notes due March 2045	472,928	2045	—	—	—	483,305
€500 million, 3.25% Subordinated Notes due June 2047	605,737	2047	—	—	—	616,050
Total debt carrying value	$3,240,461		$300,000	$—	$400,000	$2,574,355
_______________

(1)	"Outstanding" data represent March 31, 2018 accreted values.

(2)	"Payments Due by Period" data represents ultimate redemption values.
For details regarding the outstanding unsecured notes at March 31, 2018 and for further information on our debt see 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Letter of Credit (LOC) Facilities and other sources of collateral
The following table presents the Company's ten unsecured LOC facilities and revolving credit facilities at March 31, 2018:

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period (1)
Facility Name:	Commitment	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2016 Credit Agricole Facility I	$125,000	$125,000	2019	$—	$125,000	$—	$—
2016 Credit Agricole Facility II	125,000	125,000	2019	—	125,000	—	—
2017 Commonwealth Bank Facility	215,000	215,000	2020	—	215,000	—	—
2017 Credit Suisse Facility	100,000	100,000	2020	—	100,000	—	—
FAL Facility I	125,000	125,000	2020	—	—	125,000	—
FAL Facility II	125,000	125,000	2020	—	—	125,000	—
FAL Facility III	125,000	125,000	2020	—	—	125,000	—
FAL Facility IV	125,000	125,000	2020	—	—	125,000	—
Syndicated Unsecured Facility (2)	750,000	105,655	2021	—	—	750,000	—
2017 Commerzbank Facility	100,000	100,000	2022	—	—	100,000	—
Total unsecured LOC facilities	$1,915,000	$1,270,655		$—	$565,000	$1,350,000	$—
Facilities collateralized by certain investment assets	1,552,841	1,536,556		—	—	750,000	802,841
Total LOC facilities (3)	$3,467,841	$2,807,211		$—	$565,000	$2,100,000	$802,841
____________

(1)
See Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities ("LOC") and Other Sources of Collateral," to the Consolidated Financial Statements included the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for definition of terms used in this table.

(2)	We have the option to increase the size of the Syndicated Facilities by an additional of $500 million across both such facilities.

(3)
As of March 31, 2018, the portion of the total LOC facilities allowable to be utilized for revolving loans was $750.0 million. However, $105.7 million of this allowable portion was utilized to issue letters of credit, leaving $644.3 million available either to issue additional letters of credit or to support other operating or financing needs under these particular facilities

See Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities ("LOC") and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

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
As described in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, in connection with the GreyCastle Life Retro Arrangements, the Life Funds Withheld Assets are managed pursuant to agreed-upon investment guidelines that meet the contractual commitments of our ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GCLR. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
Foreign currency exposures represent all net assets and liabilities held in currencies other than U.S. dollars that generate foreign exchange volatility. The following table provides more information on our net total foreign currency exposures at March 31, 2018 and December 31, 2017:

(Foreign currency in U.S. dollars, in millions)	March 31, 2018	December 31, 2017
Canadian dollar (CAD)	$282.0	$365.3
Australian dollar (AUD)	116.6	185.8
British pound sterling (GBP)	165.4	115.9
Euro (EUR)	103.9	(54.9)
Swiss Francs (CHF)	85.5	82.0
Singaporean dollar (SGD)	(25.5)	123.6
Other	(102.4)	(275.3)
Total	$625.5	$542.4

As a percentage of total net assets	5.6%	4.7%
Absolute value of pre-tax impact of 10% movement of the U.S. dollar Shareholders' Equity	$62.6	$54.2
Absolute value of pre-tax impact of 10% movement of the U.S. dollar Book Value per Share	0.6%	0.6%
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
Our credit risk framework establishes a 1% exceedance credit clash limit at a level not to exceed approximately 25% of Adjusted Tangible Capital in order to manage the direct and indirect credit exposures arising from underwriting and non-underwriting activities that could potentially be impacted in various degrees by a systemic credit event (e.g., our investment portfolio, credit sensitive underwriting activities, unsecured exposures arising from reinsurance recoverable counterparties, brokers and other obligor counterparties). If we were to deploy the full limit, there would be a 1% probability that an event would occur during the next year that would result in a net credit clash related loss in excess of the limit. See "Other Key Focuses of Management - Risk Management" for factors we consider in setting the credit clash risk tolerance as well as for factors that could cause a deviation between estimated and actual incurred losses.
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.5 years at March 31, 2018.
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
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets)," included herein for our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio at March 31, 2018.
At March 31, 2018 and December 31, 2017, the average credit quality of our aggregate fixed income investment portfolio (including short-term investments) was "AA." Our $12.0 billion portfolio of government and government-related, agency and sovereign investments was rated "AA+," our $9.8 billion portfolio of corporates was rated "A-," and our $7.4 billion structured securities portfolio was rated "AA+."

At March 31, 2018, the top 10 corporate exposures listed below represented 5.3% of the aggregate fixed income investment portfolio and 16.0% of all corporate holdings.

Top 10 Corporate holdings (1)(2) (U.S. dollars in millions)	Carrying Value	% of Corporate	Percentage of Aggregate Fixed Income Portfolio
Wells Fargo & Company	$187	2.0%	0.6%
JPMorgan Chase & Co.	178	1.8%	0.6%
Bank of America Corporation	177	1.8%	0.6%
Morgan Stanley	172	1.7%	0.6%
The Goldman Sachs Group, Inc.	164	1.7%	0.6%
HSBC Holdings plc	155	1.6%	0.5%
Anheuser-Busch InBev SA	155	1.6%	0.5%
Citigroup Inc.	145	1.5%	0.5%
BP plc	112	1.2%	0.4%
Apple Inc.	110	1.1%	0.4%
Total	$1,555	16.0%	5.3%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

(2)	Excludes short-term investments and accrued investment income.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.4 billion structured securities portfolio, of which 91.4% is AAA rated:

(U.S. dollars in millions)	Carrying Value (2)	Percentage of Structured Portfolio
RMBS	$4,529.7	61.2%
CMBS	1,259.5	17.0%
Other ABS (1)	1,608.4	21.8%
Total	$7,397.6	100.0%
____________

(1)	Includes Covered Bonds.

(2)	Excludes short-term investments and accrued investment income.
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

Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At March 31, 2018, our equity portfolio was approximately $474.2 million as compared to $557.0 million at December 31, 2017. This excludes fixed income fund investments of $163.7 million and $157.0 million at March 31, 2018 and December 31, 2017, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP given their structure as open-ended exchange traded funds. At March 31, 2018 and December 31, 2017, our direct allocation to equity securities was 1.7% and 1.9%, respectively, of the total investments (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risks related to real estate and risks specific to startup or small companies. At March 31, 2018, our exposure to private investments (including funds), excluding unfunded commitments, was $576.0 million, representing 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $556.6 million, representing 1.5% of the total investment portfolio at December 31, 2017.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.3 billion representing approximately 3.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at both March 31, 2018 and December 31, 2017.
Our operating affiliate investment portfolio is invested in insurance, investment manager and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. Such positions had a total exposure of $425.5 million, representing approximately 1.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2018, as compared to December 31, 2017, when we had a total exposure of $427.6 million, representing approximately 1.2% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at March 31, 2018 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year value-at-risks ("VaRs") for our investment portfolio at March 31, 2018, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
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

The estimated results at March 31, 2018 below also do not include any risk contributions from our various operating affiliates (insurance, investment manager and strategic and other) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,234.7)	$(283.3)	$(1,100.2)	$(79.1)	$806.1
(I) Fixed Income Portfolio	(1,228.4)	—	(1,093.1)	(78.3)	757.8
(a) Cash & Short-term Investments	(5.5)	—	(5.1)	(0.2)	9.9
(b) Total Government Related	(456.8)	—	(232.1)	(4.9)	238.5
(c) Total Corporate Credit	(412.1)	—	(443.9)	(44.4)	271.0
(d) Total Structured Credit	(353.9)	—	(412.0)	(28.8)	277.1
(II) Non-Fixed Income Portfolio	—	(196.7)	—	—	334.3
(e) Equity Portfolio	—	(47.7)	—	—	116.1
(f) Hedge Fund Portfolio	—	(62.5)	—	—	117.6
(g) Private Investments	—	(86.5)	—	—	141.5
(III) Insurance and Other Strategic Investments	(6.3)	(86.6)	(7.1)	(0.8)	135.8
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

(2)
The estimated impact on the fair value of our investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in our equity portfolio, certain equity-sensitive hedge fund investments and private equity investments. This includes our estimate of equity risk embedded in the hedge fund and private investments portfolios with such estimates utilizing market exposures provided to us by certain individual fund investments, internal statistical analyses, and/or various assumptions regarding illiquidity and concentrations.

(3)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge fund, private investment and counterparty exposure.

(4)
The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +10% increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our hedge fund, private investment and counterparty exposure.

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at March 31, 2018 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

(7)
Our Total Investment Portfolio also includes our insurance and other strategic investments that do not form part of our Fixed Income Portfolio or Non-Fixed Income Portfolio. The individual results reported in the above table for our Total Investment Portfolio therefore represent the aggregate impact on our Fixed Income Portfolio, Non-Fixed Income Portfolio and the majority of our insurance and other strategic investments.

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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material developments to such proceedings during the three months ended March 31, 2018.
See Part I, Item 1, Note 12(b), "Litigation" to the Unaudited Consolidated Financial Statements included herein.

ITEM 1A.	RISK FACTORS
Risks Related to the Merger
The merger is subject to conditions, including certain conditions that may not be satisfied, or satisfied on a timely basis, if at all. Failure to complete the merger could have material and adverse effects on XL Group.
The completion of the merger is subject to the satisfaction or waiver of a number of conditions, including the approval by XL Group’s shareholders and the receipt of required approvals from governmental regulators, which make the completion and timing of the completion of the merger uncertain. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome and which may permit AXA under the terms of the merger agreement to refuse to complete the merger.
If the merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:

•
Our current stock price reflects a market assumption that the merger will occur. In addition, as a result of the announcement of the merger agreement, trading in our common shares has increased substantially. If the merger is not consummated, the investment goals of our shareholders may be materially different than those of our shareholders on a pre-merger announcement basis;

•	Under certain circumstances, we may be required to pay a termination fee of $499.0 million or an “alternate fee” of $249.5 million;

•	We may be required to pay significant costs relating to the merger, such as legal, accounting, financial advisory and printing fees, whether or not the merger is completed;

•	Time and resources committed by our management to matters relating to the merger could otherwise have been devoted to our existing business or to pursuing other beneficial opportunities;

•	The merger may not be completed as a result of the occurrence of an event, change or other circumstances that have a material adverse effect on our business;

•
The manner in which brokers, insurers, cedants and other third parties perceive XL Group may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace;

•
Current and prospective employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract and retain employees who generate and service our business;

•	Our ratings may be adversely affected, which could have an adverse effect on our business, financial condition and operating results; and

•
We could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against XL Group to perform its obligations under the merger agreement.

We are subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business, operations and financial condition.
In connection with the pendency of the merger, it is possible that some brokers, insurers, cedants, customers and other third parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our ordinary shares, regardless of whether the merger is completed.

Under the terms of the merger agreement, XL Group is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect our business, operations and financial condition prior to the completion of the merger.
Uncertainties associated with the merger may cause a loss of management and other key employees and may also disrupt our business relationships, which could adversely affect our business.
Uncertainty about the effect of the merger on our employees and our customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the merger, as our employees may experience uncertainty about their future roles with the combined company. We face additional uncertainties relating to the merger, including that our business relationships may be subject to disruption as brokers, insurers, cedants, customers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than XL Group, AXA or the combined company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the merger.
The merger agreement limits our ability to pursue alternatives to the merger and may discourage other companies from trying to acquire us for greater consideration than what AXA has agreed to pay.
The merger agreement contains provisions that make it more difficult for us to sell our business to a company other than AXA. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction, subject to limited exceptions. If we or AXA terminate the merger agreement, we may in some circumstances be required to pay to AXA a termination fee of up to $499.0 million.
In one such circumstance, we will be obligated to pay a termination fee of $499.0 million to AXA if we or AXA terminates the merger agreement due to the shareholder approval not being obtained at the shareholder meeting, and prior to the shareholder meeting, a takeover proposal is announced (and not withdrawn at least 10 business days prior to the shareholder meeting), and we consummate or enter into a definitive agreement to consummate that takeover proposal within 12 months of the termination of the merger agreement with AXA. However, if we consummate a takeover proposal with any other person other than the person who announced a takeover proposal prior to the shareholder meeting, then we will instead be required to pay an “alternate fee” of $249.5 million in lieu of the $499.0 million termination fee. In no event will we be required to pay the termination fee or the alternate fee more than once or be required to pay both the termination fee and the alternate fee.
Further, our Board of Directors has agreed in the merger agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to AXA its recommendation that our shareholders approve the merger. These provisions might discourage a third-party that has an interest in acquiring all or a significant part of XL Group from considering or proposing an acquisition, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or the payment of expenses that may become payable in certain circumstances.
For further information on our risk factors refer to Part I, Item 1A., "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended March 31, 2018 of its common shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2018 to January 31, 2018	—	$—	—	$529.1	million
February 1, 2018 to February 28, 2018	—	—	—	529.1	million
March 1, 2018 to March 31, 2018	39,316	42.31	—	529.1	million
Total	39,316	$42.31	—	$529.1	million
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
A non-U.S. subsidiary provided accident and health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium. Our non-U.S. subsidiary received €8,315 in payments for this insurance during the three months ended March 31, 2018 and the aggregate payments received by our non-U.S. subsidiary for this insurance from inception through the three months ended March 31, 2018 are €63,488. As these activities are permitted pursuant to applicable law, the subsidiary intends to continue providing insurance coverage under the policy in compliance with applicable law.
Amendment to Consulting Agreement
Stephen Catlin provides consulting services pursuant to a consulting agreement among XL Group Ltd, XL Services (Bermuda) Ltd and Catlin Consultancy Limited (UK Registered No. 10738588), dated effective as of January 1, 2018. On May 3, 2018, the parties agreed that the consulting fee due to be paid on or by May 31, 2018 will be increased from $832,500 to $1,832,500. All other terms of the consulting agreement remain in full force and effect.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of March 5, 2018, by and among XL Group Ltd, AXA SA and Camelot Holdings Ltd, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 5, 2018.

10.1*	Amended Employment Agreement, Dated April 25, 2008, by and between XL Capital Ltd and Kirstin Gould.

10.2*	Amendment to Employment Agreement, dated as of December, 2008 by and between XL Capital Ltd and Kirstin Gould (amended in response to Internal Revenue Code Section 457A).

10.3*	Amendment, dated May XX, 2018 to Consulting Agreement, effective January 1, 2018, between XL Group Ltd, XL Services (Bermuda) Ltd and Catlin Consultancy Limited.

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2018
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	May 4, 2018
/s/ STEPHEN ROBB

Name: Stephen Robb
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd