Form 10-Q
period 2018-06-30
XL GROUP LTD
filed 2018-08-03
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
At August 1, 2018, there were 258,794,274 outstanding Common Shares, $0.01 par value per share, of the registrant.

XL GROUP LTD

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP LTD
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Investments:
Fixed maturities available for sale (''AFS''), at fair value (amortized cost: 2018 - $29,689,322; 2017 - $30,157,581)	$29,793,151	$30,928,988
Short-term investments AFS, at fair value (amortized cost: 2018 - $623,158; 2017 - $816,638)	623,113	815,481
Fixed maturities trading, at fair value (amortized cost: 2018 - $1,965,372; 2017 - $1,946,501)	1,990,344	2,006,385
Short-term investments trading, at fair value (amortized cost: 2018 - $5,777; 2017 - $14,969)	5,788	14,965
Equity securities, at fair value (cost: 2018 - $586,220; 2017 - $638,455)	644,711	713,967
Investments in affiliates	1,904,010	1,911,996
Other investments	1,151,706	1,163,863
Total investments	$36,112,823	$37,555,645
Cash and cash equivalents	2,903,070	3,435,954
Restricted cash	127,497	157,497
Accrued investment income	265,115	272,149
Deferred acquisition costs and value of business acquired	1,162,164	1,102,474
Ceded unearned premiums	2,807,369	2,198,217
Premiums receivable	8,079,074	6,934,482
Reinsurance balances receivable	1,293,477	930,114
Unpaid losses and loss expenses recoverable	7,209,084	7,247,723
Receivable from investments sold	188,781	201,515
Goodwill and other intangible assets	2,201,085	2,225,751
Deferred tax asset	372,520	332,024
Other assets	863,830	842,691
Total assets	$63,585,889	$63,436,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$29,181,147	$29,696,779
Deposit liabilities	940,557	1,042,677
Future policy benefit reserves	3,380,442	3,610,926
Funds withheld on GreyCastle life retrocession arrangements (net of future policy benefit reserves recoverable: 2018 - $2,971,191; 2017 - $3,191,584)	736,092	999,219
Unearned premiums	9,539,454	8,307,431
Notes payable and debt	3,217,123	3,220,769
Reinsurance balances payable	4,071,505	3,706,116
Payable for investments purchased	217,797	332,989
Deferred tax liability	57,360	57,574
Other liabilities	987,406	1,000,436
Total liabilities	$52,328,883	$51,974,916
Commitments and Contingencies
Shareholders' Equity:
Authorized shares, 999,990,000, par value $0.01; common shares issued and outstanding (2018 - 258,780,274; 2017 - 256,033,895)	$2,588	$2,560
Additional paid in capital	7,841,304	7,757,940
Accumulated other comprehensive income	51,264	889,431
Retained earnings	1,764,855	1,198,386
Shareholders' equity attributable to XL Group Ltd	$9,660,011	$9,848,317
Non-controlling interest in equity of consolidated subsidiaries	1,596,995	1,613,003
Total shareholders' equity	$11,257,006	$11,461,320
Total liabilities and shareholders' equity	$63,585,889	$63,436,236
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Net premiums earned	$2,695,169	$2,516,917	$5,295,457	$5,039,708
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	201,536	177,235	389,619	344,403
Net investment income - Life Funds Withheld Assets	30,252	31,439	60,650	64,803
Total net investment income	$231,788	$208,674	$450,269	$409,206
Realized investment gains (losses):
Net realized gains (losses) on investments AFS - excluding Life Funds Withheld Assets	(14,100)	50,379	(45,772)	61,471
Net realized and change in net unrealized gains (losses) on equity securities - excluding Life Funds Withheld Assets	35,194	—	(820)	—
Net realized and change in net unrealized gains (losses) on other investments - excluding Life Funds Withheld Assets	9,302	—	17,951	—
Other-than-temporary impairments ("OTTI") - excluding Life Funds Withheld Assets	(2,564)	(1,160)	(4,209)	(8,034)
OTTI transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(436)	(50)	(597)	(50)
Net realized gains (losses) on investments and change in net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	63,409	7,459	42,100	40,527
OTTI - Life Funds Withheld Assets	—	—	(1,203)	—
Total realized investment gains (losses)	$90,805	$56,628	$7,450	$93,914
Net realized and unrealized gains (losses) on derivative instruments	16,126	(906)	20,347	(7,975)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(36,120)	(34,596)	(13,199)	(84,697)
Income (loss) from investment affiliates	16,548	30,818	62,217	69,079
Fee income and other	8,304	10,225	15,021	23,886
Total revenues	$3,022,620	$2,787,760	$5,837,562	$5,543,121
Expenses:
Net losses and loss expenses incurred	$1,721,309	$1,529,083	$3,343,315	$3,112,539
Claims and policy benefits	10,117	7,595	20,424	14,886
Acquisition costs	471,491	433,584	935,318	869,453
Operating expenses	470,508	472,778	943,071	940,816
Foreign exchange (gains) losses	(12,140)	(5,643)	(2,299)	(8,979)
Interest expense	48,686	54,018	102,231	104,729
Total expenses	$2,709,971	$2,491,415	$5,342,060	$5,033,444
Income (loss) before income tax and income (loss) from operating affiliates	$312,649	$296,345	$495,502	$509,677
Income (loss) from operating affiliates	51,187	42,704	61,469	56,313
Provision (benefit) for income tax	27,036	29,006	58,938	42,098
Net income (loss)	$336,800	$310,043	$498,033	$523,892
Non-controlling interests	17,804	8,423	26,389	69,429
Net income (loss) attributable to common shareholders	$318,996	$301,620	$471,644	$454,463
Weighted average common shares and common share equivalents outstanding, in thousands – basic	258,375	260,990	257,653	263,327
Weighted average common shares and common share equivalents outstanding, in thousands – diluted	263,822	264,943	262,610	267,279
Earnings (loss) per common share and common share equivalent – basic	$1.23	$1.16	$1.83	$1.73
Earnings (loss) per common share and common share equivalent – diluted	$1.21	$1.14	$1.80	$1.70
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$318,996	$301,620	$471,644	$454,463
Change in net unrealized gains (losses) on investments AFS - excluding Life Funds Withheld Assets, net of tax	(178,467)	75,855	(509,195)	178,477
Change in adjustments related to future policy benefit reserves, net of tax	42,314	3,437	46,478	8,569
Change in net unrealized gains (losses) on investments AFS - Life Funds Withheld Assets, net of tax	(99,031)	(11,956)	(134,785)	(32,064)
Change in net unrealized gains (losses) on affiliate investments, net of tax	127	1,006	2,275	(1,457)
Change in net unrealized gains (losses) on other investments, net of tax	—	8,068	—	9,338
Change in OTTI recognized in other comprehensive income, net of tax	1,996	1,497	5,612	2,939
Change in underfunded pension liability, net of tax	413	(576)	224	(933)
Change in value of cash flow hedge	(47)	(48)	(95)	(96)
Foreign currency translation adjustments, net of tax	(28,296)	(1,092)	(30,728)	40,846
Comprehensive income (loss)	$58,005	$377,811	$(148,570)	$660,082
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

`

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2018	2017
Common Shares:
Balance - beginning of year	$2,560	$2,669
Issuance of common shares	7	11
Buybacks of common shares	—	(111)
Exercise of stock options	21	17
Balance - end of period	$2,588	$2,586
Additional Paid in Capital:
Balance - beginning of year	$7,757,940	$8,068,503
Buybacks of common shares	(1,405)	(333,747)
Exercise of stock options	62,507	42,614
Share-based compensation and other	22,262	13,543
Balance - end of period	$7,841,304	$7,790,913
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$889,431	$715,546
Reclassification due to the adoption of Accounting Standards Update ("ASU") 2016-01	(221,856)	—
Reclassification due to the adoption of ASU 2018-02	3,903	—
Change in net unrealized gains (losses) on investments AFS - excluding Life Funds Withheld Assets, net of tax	(509,195)	178,477
Change in adjustments related to future policy benefit reserves, net of tax	46,478	8,569
Change in net unrealized gains (losses) on investments AFS - Life Funds Withheld Assets, net of tax	(134,785)	(32,064)
Change in net unrealized gains (losses) on affiliate investments, net of tax	2,275	(1,457)
Change in net unrealized gains (losses) on other investments, net of tax	—	9,338
Change in OTTI losses recognized in other comprehensive income, net of tax	5,612	2,939
Change in underfunded pension liability, net of tax	224	(933)
Change in value of cash flow hedge	(95)	(96)
Foreign currency translation adjustments, net of tax	(30,728)	40,846
Balance - end of period	$51,264	$921,165
Retained Earnings (Deficit):
Balance - beginning of year	$1,198,386	$2,151,794
Reclassification due to the adoption of ASU 2016-01	221,856	—
Reclassification due to the adoption of ASU 2018-02	(3,903)	—
Net income (loss) attributable to common shareholders	471,644	454,463
Dividends on common shares	(115,402)	(117,508)
Buybacks of common shares	(651)	(116,772)
Share-based compensation and other	(7,075)	(6,089)
Balance - end of period	$1,764,855	$2,365,888
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,613,003	$2,022,167
Non-controlling interests - contributions	1,924	25
Non-controlling interests - distributions	(12,153)	(6,093)
Non-controlling interests - other	(6,552)	5,459
Non-controlling interest share in change in accumulated other comprehensive income (loss)	773	297
Balance - end of period	$1,596,995	$2,021,855
Total Shareholders' Equity	$11,257,006	$13,102,407
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP LTD
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2018	2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$498,033	$523,892
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Total realized investment (gains) losses	(7,450)	(93,914)
Net realized and unrealized (gains) losses on derivative instruments	(20,347)	7,975
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	13,199	84,697
Amortization of premiums (discounts) on fixed maturities	60,900	83,551
(Income) loss from investment and operating affiliates	(96,051)	(94,078)
Share-based compensation	31,910	29,959
Depreciation and amortization	44,916	36,567
Accretion of deposit liabilities	16,721	20,013
Changes in:
Unpaid losses and loss expenses	(169,596)	343,776
Future policy benefit reserves	(151,977)	(121,082)
Funds withheld on GreyCastle life retrocession arrangements, net	(200,344)	(219,050)
Unearned premiums	1,376,976	1,381,596
Premiums receivable	(1,271,167)	(1,280,244)
Unpaid losses and loss expenses recoverable	(54,083)	(257,264)
Ceded unearned premiums	(651,018)	(830,558)
Reinsurance balances receivable	(385,871)	(164,010)
Deferred acquisition costs and value of business acquired	(76,773)	(174,227)
Reinsurance balances payable	435,956	905,779
Deferred tax asset - net	22,985	9,058
Derivatives	44,421	21,701
Other assets	(21,504)	(118,147)
Other liabilities	(805)	(257,159)
Other	(50,648)	39,227
Total adjustments	$(1,109,650)	$(645,834)
Net cash provided by (used in) operating activities	$(611,617)	$(121,942)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$7,431,308	$6,387,610
Proceeds from redemption of fixed maturities and short-term investments	1,440,191	2,084,182
Proceeds from sale of equity securities	84,068	228,914
Purchases of fixed maturities and short-term investments	(8,781,847)	(8,719,024)
Purchases of equity securities	(44,954)	(277,329)
Proceeds from sale of affiliates	302,199	236,861
Purchases of affiliates	(103,222)	(51,891)
Other	(29,985)	5,127
Net cash provided by (used in) investing activities	$297,758	$(105,550)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$60,855	$42,630
Buybacks of common shares	(2,057)	(450,629)
Employee withholding on share-based compensation	(16,696)	(23,957)
Dividends paid on common shares	(113,726)	(115,589)
Distributions to non-controlling interests	(45,094)	(73,708)
Contributions from non-controlling interests	1,924	25
Proceeds from the issuance of debt	—	558,311
Contingent consideration paid on business combination	(5,000)	(7,304)
Deposit liabilities	(119,113)	(11,150)
Net cash provided by (used in) financing activities	$(238,907)	$(81,371)
Effects of exchange rate changes on foreign currency cash	(10,118)	43,423
Increase (decrease) in cash, cash equivalents and restricted cash	$(562,884)	$(265,440)
Cash, cash equivalents and restricted cash - beginning of year	3,593,451	3,580,492
Cash, cash equivalents and restricted cash - end of period	$3,030,567	$3,315,052
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
(b) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2018
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update concerning the accounting for financial instruments. The guidance retains the basic existing framework for accounting for financial instruments under GAAP, while achieving limited convergence with IFRS in this area. The guidance: (1) requires equity investments (except consolidated entities and those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for non-public business entities; (4) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial statements; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of asset in the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption is required to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except the amendments related to impairment of equity securities without readily determinable fair

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

values. The Company adopted this guidance as of January 1, 2018. As of that date, accumulated unrealized gains and losses relating to investments in equity securities and certain of our other investments, net of tax, which were included in accumulated other comprehensive income, were reclassified to retained earnings. At January 1, 2018 the amount of the reclassification was a net unrealized gain of $233.8 million, less deferred tax of $11.9 million. Adoption of this update has an effect on results of operations going forward, as mark-to-market movements on equity securities now impact net income; however, it does not have a material impact on the Company's cash flows.
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
ASU 2016-18, Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued an accounting standards update concerning the presentation of restricted cash within the statement of cash flows. Previous GAAP did not provide guidance on the presentation or classification of movements in restricted cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included as a component of cash and cash equivalents when reconciling beginning-of-period and end-of-period totals within the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance is required to be applied retrospectively to all periods presented in the statements of cash flows. The Company adopted this guidance as of January 1, 2018. As result, the net amount of the change in the restricted cash balances during each reporting period is no longer being presented as a discrete line item "Change in restricted cash" within investing cash flows for each applicable period, as was previously reported in the Company's Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017. This guidance did not have an impact on the Company's financial position or results of operations.
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued an accounting standards update concerning the presentation of costs related to defined benefit pension plans and similar plans. The amendments in this ASU principally require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by relevant employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in the update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments relating to presentation in the income statement are required to be applied retrospectively. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

adopted this guidance as of January 1, 2018. The impact of this guidance on the Company is disclosure-related only, and it does not have an impact on the Company's financial position, results of operations or cash flows. As the impact of adopting this standard is not material, updated disclosure on the Company's defined benefit pension plans has not been provided for either the current or the prior quarterly period. For the Company’s most recent disclosures, see Item 8, Note 17, "Retirement Plans" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
In March 2018, the FASB issued an accounting standards update concerning the income tax accounting implications of the U.S. Tax Cuts and Jobs Act. The update codifies SEC-related material within the Accounting Standards Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (‘SAB 118’). SAB 118 provided clarifying guidance for how a public business entity should address the situation in which the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act was not completed by the time financial statements were issued for the reporting period in which the legislation was enacted. In such circumstances, the incomplete effects are reported when a reasonable estimate can be determined, based on that estimate. Provisional amounts can be updated during a measurement period not exceeding one year. Disclosures concerning any incomplete effects and adjustments are required. The Company complied with the requirements of SAB 118 in its Form 10-K for the year ended December 31, 2017 and no further changes were required to comply with this update when adopted in the three months ended March 31, 2018. During the six months ended June 30, 2018, there were no changes to any outstanding items as reported in Item 8, Note 23, "Taxation" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Issued Accounting Standard Not Yet Adopted
ASU 2018-11, Leases: Targeted Improvements
In July 2018, the FASB issued an accounting standards update that aims to reduce costs and ease implementation of the leases standard (ASU 2016-02) for financial statement preparers. The amendments in this update add a new transition option for the provisions of ASU 2016-02, and also provide a practical expedient that permits lessors to avoid  separating lease and nonlease components. As originally published, ASU 2016-02 required transition at the beginning of the earliest comparative period presented in the financial statements. This new additional transition option allows entities to adopt the provisions of ASU 2016-02 by means of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In this situation any comparative periods prior to adoption would continue to be presented in accordance with existing US GAAP Topic 840, including associated disclosure requirements. The practical expedient allows lessors to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees, subject to certain restrictions. The transition option is effective as part of the adoption of ASU 2016-02, which for public business entities is mandatory for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. For entities which have not already adopted ASU 2016-02, the practical expedient for lessor separation of nonlease components is effective at the same time as that standard. The Company is currently evaluating the impact of this guidance.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Disposals
(a) Merger with AXA SA ("AXA")
The Company has entered into a definitive agreement and plan of merger (the “Merger Agreement”) with AXA dated March 5, 2018, under which AXA, subject to the satisfaction or waiver of certain conditions set forth therein, will acquire 100% of the Company’s common shares in exchange for cash proceeds of $57.60 per common share of XL Group or approximately $15.3 billion in the aggregate (the “AXA Transaction”). The Merger Agreement provides that the Company will merge with an existing AXA subsidiary in accordance with the Companies Act 1981 of Bermuda (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of AXA. All preferred shares issued by subsidiaries of the Company will remain issued and outstanding upon completion of the Merger.
The Merger is expected to close during the second half of 2018. XL received the necessary shareholder approval on June 6, 2018; however, the Merger remains subject to other customary closing conditions, including the receipt of required regulatory approvals. The Merger Agreement, among other stipulations, permits: (i) the Company to pay out regular quarterly cash dividends not to exceed $0.22 per common share per quarter, (ii) subsidiaries of the Company to pay periodic cash dividends on preferred shares not to exceed amounts contemplated by the applicable bye-laws or resolutions approving such preferred shares, and (iii) subsidiaries of the Company to pay dividends to XL Group and XLIT Ltd. ("XLIT"), the Company’s holding companies, or any of its subsidiaries.
3. Segment Information
The Company's Property and Casualty ("P&C") operations are organized into two operating segments: Insurance and Reinsurance.
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
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenues and expenditures of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its P&C operations to the individual segments, except as noted below. Investment assets related to the Company's run-off life operations are held in a separately identified portfolio. Net investment income from these assets is included in the contribution from Corporate and Other. Certain structured products included in the Insurance and Reinsurance segments are also held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the segment results for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,881,921	$1,048,352	$3,930,273	$55,093	$3,985,366
Net premiums written	1,929,564	889,675	2,819,239	2,505	2,821,744
Net premiums earned	1,748,355	944,309	2,692,664	2,505	2,695,169
Less: Net losses and loss expenses (2)	1,224,756	496,553	1,721,309	10,117	1,731,426
Less: Acquisition costs	237,694	232,538	470,232	1,259	471,491
Less: Operating expenses (3)	306,585	80,309	386,894	195	387,089
Underwriting profit (loss)	$(20,680)	$134,909	$114,229	$(9,066)	$105,163
Net investment income - excluding Life Funds Withheld Assets (4)			182,009	7,227	189,236
Net investment income - Life Funds Withheld Assets				30,252	30,252
Net results from structured products (5)	1,810	6,572	8,382	—	8,382
Net fee income and other (6)	(4,991)	1,140	(3,851)	45	(3,806)
Net realized investment gains (losses) - excluding Life Funds Withheld Assets			24,902	2,494	27,396
Net realized investment gains (losses) - Life Funds Withheld Assets			—	63,409	63,409
Net realized and unrealized gains (losses) on derivative instruments			—	16,126	16,126
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(36,120)	(36,120)
Net income (loss) from investment affiliates and operating affiliates			—	67,735	67,735
Less: Foreign exchange (gains) losses			—	(12,140)	(12,140)
Less: Corporate operating expenses			—	71,308	71,308
Contribution from P&C and Corporate and Other			325,671	82,934	408,605
Less: Interest expense (7)				44,769	44,769
Less: Income tax expense				27,036	27,036
Less: Non-controlling interests				17,804	17,804
Net income (loss) attributable to common shareholders					$318,996
Ratios – P&C operations: (8)
Loss and loss expense ratio	70.1%	52.6%	63.9%
Underwriting expense ratio	31.1%	33.1%	31.9%
Combined ratio	101.2%	85.7%	95.8%
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

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $12.3 million and $3.9 million, respectively.

(6)	Net fee income and other includes operating expenses of $12.1 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,576,754	$977,676	$3,554,430	$58,519	$3,612,949
Net premiums written	1,741,201	905,240	2,646,441	2,824	2,649,265
Net premiums earned	1,652,304	861,789	2,514,093	2,824	2,516,917
Less: Net losses and loss expenses (2)	1,077,087	451,996	1,529,083	7,595	1,536,678
Less: Acquisition costs (2)	231,908	200,394	432,302	1,282	433,584
Less: Operating expenses (3)	288,681	69,435	358,116	278	358,394
Underwriting profit (loss)	$54,628	$139,964	$194,592	$(6,331)	$188,261
Net investment income - excluding Life Funds Withheld Assets (4)			155,559	8,157	163,716
Net investment income - Life Funds Withheld Assets				31,439	31,439
Net results from structured products (5)	1,981	942	2,923	—	2,923
Net fee income and other (6)	(2,826)	694	(2,132)	135	(1,997)
Net realized investment gains (losses) - excluding Life Funds Withheld Assets			57,140	(7,971)	49,169
Net realized investment gains (losses) - Life Funds Withheld Assets			—	7,459	7,459
Net realized and unrealized gains (losses) on derivative instruments			—	(906)	(906)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(34,596)	(34,596)
Net income (loss) from investment affiliates and operating affiliates			—	73,522	73,522
Less: Foreign exchange (gains) losses			—	(5,643)	(5,643)
Less: Corporate operating expenses			—	102,162	102,162
Contribution from P&C and Corporate and Other			408,082	(25,611)	382,471
Less: Interest expense (7)				43,422	43,422
Less: Income tax expense				29,006	29,006
Less: Non-controlling interests				8,423	8,423
Net income (loss) attributable to common shareholders					$301,620
Ratios – P&C operations: (8)
Loss and loss expense ratio	65.2%	52.4%	60.8%
Underwriting expense ratio	31.5%	31.4%	31.5%
Combined ratio	96.7%	83.8%	92.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $13.5 million and $10.6 million, respectively.

(6)	Net fee income and other includes operating expenses of $12.2 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,748,460	$3,108,953	$8,857,413	$107,688	$8,965,101
Net premiums written	3,411,431	2,560,419	5,971,850	5,612	5,977,462
Net premiums earned	3,414,144	1,875,701	5,289,845	5,612	5,295,457
Less: Net losses and loss expenses (2)	2,289,748	1,053,567	3,343,315	20,424	3,363,739
Less: Acquisition costs	459,656	473,392	933,048	2,270	935,318
Less: Operating expenses (3)	622,965	153,848	776,813	336	777,149
Underwriting profit (loss)	$41,775	$194,894	$236,669	$(17,418)	$219,251
Net investment income - excluding Life Funds Withheld Assets (4)			350,262	14,746	365,008
Net investment income - Life Funds Withheld Assets				60,650	60,650
Net results from structured products (5)	3,913	7,880	11,793	—	11,793
Net fee income and other (6)	(11,694)	2,032	(9,662)	114	(9,548)
Net realized investment gains (losses) - excluding Life Funds Withheld Assets			(36,055)	2,608	(33,447)
Net realized investment gains (losses) - Life Funds Withheld Assets			—	40,897	40,897
Net realized and unrealized gains (losses) on derivative instruments			—	20,347	20,347
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(13,199)	(13,199)
Net income (loss) from investment affiliates and operating affiliates			—	123,686	123,686
Less: Foreign exchange (gains) losses			—	(2,299)	(2,299)
Less: Corporate operating expenses			—	141,351	141,351
Contribution from P&C and Corporate and Other			553,007	93,379	646,386
Less: Interest expense (7)				89,415	89,415
Less: Income tax expense				58,938	58,938
Less: Non-controlling interests				26,389	26,389
Net income (loss) attributable to common shareholders					$471,644
Ratios – P&C operations: (8)
Loss and loss expense ratio	67.1%	56.2%	63.2%
Underwriting expense ratio	31.7%	33.4%	32.3%
Combined ratio	98.8%	89.6%	95.5%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $24.6 million and $12.8 million, respectively.

(6)	Net fee income and other includes operating expenses of $24.6 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$5,270,970	$2,905,066	$8,176,036	$115,330	$8,291,366
Net premiums written	3,249,792	2,376,409	5,626,201	6,134	5,632,335
Net premiums earned	3,287,619	1,745,955	5,033,574	6,134	5,039,708
Less: Net losses and loss expenses (2)	2,137,450	975,089	3,112,539	14,886	3,127,425
Less: Acquisition costs (2)	442,391	424,473	866,864	2,589	869,453
Less: Operating expenses (3)	574,410	141,192	715,602	511	716,113
Underwriting profit (loss)	$133,368	$205,201	$338,569	$(11,852)	$326,717
Net investment income - excluding Life Funds Withheld Assets (4)			302,125	15,384	317,509
Net investment income - Life Funds Withheld Assets				64,803	64,803
Net results from structured products (5)	4,250	1,587	5,837	—	5,837
Net fee income and other (6)	(859)	1,380	521	(303)	218
Net realized investment gains (losses) - excluding Life Funds Withheld Assets			61,971	(8,584)	53,387
Net realized investment gains (losses) - Life Funds Withheld Assets			—	40,527	40,527
Net realized and unrealized gains (losses) on derivative instruments			—	(7,975)	(7,975)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets			—	(84,697)	(84,697)
Net income (loss) from investment affiliates and operating affiliates			—	125,392	125,392
Less: Foreign exchange (gains) losses			—	(8,979)	(8,979)
Less: Corporate operating expenses			—	201,035	201,035
Contribution from P&C and Corporate and Other			709,023	(59,361)	649,662
Less: Interest expense (7)				83,672	83,672
Less: Income tax expense				42,098	42,098
Less: Non-controlling interests				69,429	69,429
Net income (loss) attributable to common shareholders					$454,463
Ratios – P&C operations: (8)
Loss and loss expense ratio	65.0%	55.8%	61.8%
Underwriting expense ratio	30.9%	32.4%	31.5%
Combined ratio	95.9%	88.2%	93.3%
____________

(1)
Corporate and Other includes other items of our revenue and expenditures that are not evaluated at the segment level for reporting purposes. The underwriting profit (loss) and its components within this section are predominantly driven from the Company's run-off life operations.

(2)	The Company has reflected the amortization of certain fair value adjustments recorded in conjunction with the Catlin Acquisition within the respective segments.

(3)	Operating expenses of the segments exclude Corporate operating expenses, shown separately.

(4)	Net investment income - excluding Life Funds Withheld Assets does not include net investment income related to the net results from structured products.

(5)	The net results from P&C structured products include net investment income and interest expense of $26.9 million and $21.1 million, respectively.

(6)	Net fee income and other includes operating expenses of $23.7 million from the Company's loss prevention consulting services business.

(7)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

(8)	Ratios are based on net premiums earned from P&C operations.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company's net premiums earned by product type for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$335,442	$63,781	$—	$399,223
Casualty	512,307	155,069	—	667,376
Property catastrophe	—	129,727	—	129,727
Property	429,472	253,796	—	683,268
Specialty	470,765	47,293	—	518,058
Other (1)	369	294,643	—	295,012
Total P&C Operations	$1,748,355	$944,309	$—	$2,692,664
Corporate and Other:
Run-off Life operations - Other Life	$—	$—	$2,505	$2,505
Total Corporate and Other	$—	$—	$2,505	$2,505
Total	$1,748,355	$944,309	$2,505	$2,695,169

Three Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$306,070	$54,304	$—	$360,374
Casualty	537,655	149,627	—	687,282
Property catastrophe	—	164,057	—	164,057
Property	406,230	286,493	—	692,723
Specialty	403,103	47,676	—	450,779
Other (1)	(754)	159,632	—	158,878
Total P&C Operations	$1,652,304	$861,789	$—	$2,514,093
Corporate and Other:
Run-off Life operations - Other Life	$—	$—	$2,824	$2,824
Total Corporate and Other	$—	$—	$2,824	$2,824
Total	$1,652,304	$861,789	$2,824	$2,516,917
____________

(1)
Other within the Insurance segment includes: surety and certain discontinued lines. Other within the Reinsurance segment includes multiline, whole account contracts, credit and surety, accident & health and other lines.

(2)
Amounts from the prior year have been re-presented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include the following movements out of Other in the Insurance segment: livestock business into Specialty; and credit surety into Casualty.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$656,159	$128,389	$—	$784,548
Casualty	993,317	305,032	—	1,298,349
Property catastrophe	—	266,230	—	266,230
Property	836,250	511,885	—	1,348,135
Specialty	928,415	91,554	—	1,019,969
Other (1)	3	572,611	—	572,614
Total P&C Operations	$3,414,144	$1,875,701	$—	$5,289,845
Corporate and Other:
Run-off Life operations - Other Life	$—	$—	$5,612	$5,612
Total Corporate and Other	$—	$—	$5,612	$5,612
Total	$3,414,144	$1,875,701	$5,612	$5,295,457

Six Months Ended June 30, 2017 (U.S. dollars in thousands)	Insurance (2)	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$611,552	$107,230	$—	$718,782
Casualty	1,011,850	306,261	—	1,318,111
Property catastrophe	—	312,463	—	312,463
Property	856,733	558,839	—	1,415,572
Specialty	805,790	84,302	—	890,092
Other (1)	1,694	376,860	—	378,554
Total P&C Operations	$3,287,619	$1,745,955	$—	$5,033,574
Corporate and Other:
Run-off Life operations - Other Life	$—	$—	$6,134	$6,134
Total Corporate and Other	$—	$—	$6,134	$6,134
Total	$3,287,619	$1,745,955	$6,134	$5,039,708
____________

(1)
Other within the Insurance segment includes: surety and certain discontinued lines. Other within the Reinsurance segment includes multiline, whole account contracts, credit and surety, accident & health and other lines.

(2)
Amounts from the prior year have been re-presented to reflect current mapping of underlying lines of business to be consistent with the manner in which they are reflected in the current period. The most significant movements include the following movements out of Other in the Insurance segment: livestock business into Specialty; and credit surety into Casualty.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including non-credit related OTTI recorded in accumulated other comprehensive income ("AOCI"), of the Company's investments AFS at June 30, 2018 and December 31, 2017 were as follows:

		Included in AOCI
June 30, 2018 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government Agencies ("U.S. Government")	$3,984,381	$23,802	$(47,892)	$3,960,291	$—
U.S. States, municipalities and political subdivisions	1,810,556	51,485	(3,899)	1,858,142	—
Non-U.S. Governments	5,117,027	74,297	(75,464)	5,115,860	—
Corporate	10,059,449	96,627	(205,981)	9,950,095	(5)
Residential mortgage-backed securities ("RMBS")	4,348,536	22,531	(117,031)	4,254,036	(8,158)
Commercial mortgage-backed securities ("CMBS")	1,410,363	1,901	(48,414)	1,363,850	(406)
Other asset-backed securities	1,683,029	23,438	(7,324)	1,699,143	(29,367)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,413,341	$294,081	$(506,005)	$28,201,417	$(37,936)
Total short-term investments - Excluding Life Funds Withheld Assets	623,158	652	(697)	623,113	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$29,036,499	$294,733	$(506,702)	$28,824,530	$(37,936)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$8,801	$2,133	$—	$10,934	$—
Non-U.S. Governments	347,074	120,846	—	467,920	—
Corporate	719,866	149,728	—	869,594	—
RMBS	412	71	—	483	—
CMBS	97,003	22,608	—	119,611	—
Other asset-backed securities	102,825	20,367	—	123,192	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,275,981	$315,753	$—	$1,591,734	$—
Total investments - AFS	$30,312,480	$610,486	$(506,702)	$30,416,264	$(37,936)

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Included in AOCI
December 31, 2017 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$4,358,503	$37,782	$(33,545)	$4,362,740	$—
U.S. States, municipalities and political subdivisions	1,977,796	87,832	(988)	2,064,640	—
Non-U.S. Governments	5,135,526	114,918	(48,863)	5,201,581	—
Corporate	9,644,799	207,668	(57,334)	9,795,133	(18)
RMBS	4,717,542	41,983	(35,123)	4,724,402	(8,795)
CMBS	1,246,406	7,468	(9,857)	1,244,017	(817)
Other asset-backed securities	1,488,958	26,877	(6,472)	1,509,363	(34,016)
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,569,530	$524,528	$(192,182)	$28,901,876	$(43,646)
Total short-term investments - Excluding Life Funds Withheld Assets	816,638	744	(1,901)	815,481	—
Total equity securities - Excluding Life Funds Withheld Assets	638,455	80,679	(5,167)	713,967	—
Total investments - AFS - Excluding Life Funds Withheld Assets	$30,024,623	$605,951	$(199,250)	$30,431,324	$(43,646)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government	$9,050	$2,266	$—	$11,316	$—
Non-U.S. Governments	433,664	150,870	—	584,534	—
Corporate	909,589	227,624	—	1,137,213	—
RMBS	448	67	—	515	—
CMBS	97,356	24,916	—	122,272	—
Other asset-backed securities	137,944	33,318	—	171,262	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,588,051	$439,061	$—	$2,027,112	$—
Total investments - AFS	$31,612,674	$1,045,012	$(199,250)	$32,458,436	$(43,646)
 ____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.
The amortized cost and fair value of trading investments at June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities trading - Life Funds Withheld Assets
U.S. Government	$9,524	$9,633
Non-U.S. Governments	476,698	489,276
Corporate	1,428,176	1,440,572
RMBS	985	919
CMBS	7,227	7,411
Other asset-backed securities	42,762	42,533
Total fixed maturities trading - Life Funds Withheld Assets	$1,965,372	$1,990,344
Total short-term investments trading - Life Funds Withheld Assets	$5,777	$5,788
Total investments trading - Life Funds Withheld Assets	$1,971,149	$1,996,132

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 (U.S. dollars in thousands)	Amortized Cost	Fair Value
Fixed maturities trading - Life Funds Withheld Assets
U.S. Government	$11,640	$11,042
U.S. States, municipalities and political subdivisions	30	31
Non-U.S. Governments	473,849	485,171
Corporate	1,412,846	1,460,292
RMBS	1,020	932
CMBS	7,345	7,580
Other asset-backed securities	39,771	41,337
Total fixed maturities trading - Life Funds Withheld Assets	$1,946,501	$2,006,385
Total short-term investments trading - Life Funds Withheld Assets	$14,969	$14,965
Total investments trading - Life Funds Withheld Assets	$1,961,470	$2,021,350
At June 30, 2018 and December 31, 2017, approximately 3.5% and 3.3%, respectively, of the Company's fixed income investment portfolio at fair value, excluding cash and Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 3.9% and 4.2% of the gross unrealized losses in the Company's fixed income investment portfolio, excluding cash and Life Funds Withheld Assets, at June 30, 2018 and December 31, 2017, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS fixed maturity securities at June 30, 2018 and December 31, 2017 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$1,763,966	$1,764,182	$1,556,688	$1,564,360
Due after 1 through 5 years	12,570,233	12,501,952	12,243,590	12,309,732
Due after 5 through 10 years	5,728,279	5,658,654	6,268,217	6,362,314
Due after 10 years	908,935	959,600	1,048,129	1,187,688
	$20,971,413	$20,884,388	$21,116,624	$21,424,094
RMBS	4,348,536	4,254,036	4,717,542	4,724,402
CMBS	1,410,363	1,363,850	1,246,406	1,244,017
Other asset-backed securities	1,683,029	1,699,143	1,488,958	1,509,363
Total mortgage and asset-backed securities	$7,441,928	$7,317,029	$7,452,906	$7,477,782
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$28,413,341	$28,201,417	$28,569,530	$28,901,876
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$47,308	$48,710	$47,143	$49,233
Due after 1 through 5 years	218,872	235,681	286,524	313,227
Due after 5 through 10 years	146,695	174,746	168,897	205,536
Due after 10 years	662,866	889,311	849,739	1,165,067
	$1,075,741	$1,348,448	$1,352,303	$1,733,063
RMBS	412	483	448	515
CMBS	97,003	119,611	97,356	122,272
Other asset-backed securities	102,825	123,192	137,944	171,262
Total mortgage and asset-backed securities	$200,240	$243,286	$235,748	$294,049
Total fixed maturities - AFS - Life Funds Withheld Assets	$1,275,981	$1,591,734	$1,588,051	$2,027,112
Total fixed maturities - AFS	$29,689,322	$29,793,151	$30,157,581	$30,928,988

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018		December 31, 2017
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities trading - Life Funds Withheld Assets
Due less than one year	$48,626	$47,686	$59,962	$59,605
Due after 1 through 5 years	519,812	522,579	486,847	492,998
Due after 5 through 10 years	664,273	665,029	645,573	657,093
Due after 10 years	681,687	704,187	705,983	746,840
	$1,914,398	$1,939,481	$1,898,365	$1,956,536
RMBS	985	919	1,020	932
CMBS	7,227	7,411	7,345	7,580
Other asset-backed securities	42,762	42,533	39,771	41,337
Total mortgage and asset-backed securities	$50,974	$50,863	$48,136	$49,849
Total fixed maturities trading - Life Funds Withheld Assets	$1,965,372	$1,990,344	$1,946,501	$2,006,385
Pledged Assets
Certain of the Company's invested assets are pledged in support of insurance and reinsurance liabilities as well as to collateralize other obligations, such as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are "non-admitted" under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also included in pledged assets are Life Funds Withheld Assets, as noted in Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation." Additionally, certain deposit liabilities and annuity contracts require the use of pledged assets. At June 30, 2018 and December 31, 2017, the Company had $17.0 billion and $18.8 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following table sets forth the fair value, gross unrealized loss and length of time AFS securities had been in a continual unrealized loss position at June 30, 2018 and December 31, 2017:

	Less than 12 months		Equal to or greater than 12 months
June 30, 2018 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$3,206,426	$(35,641)	$597,622	$(12,672)
U.S. States, municipalities and political subdivisions	302,220	(3,496)	15,479	(403)
Non-U.S. Governments	2,050,935	(30,310)	693,514	(45,414)
Corporate	6,489,744	(154,483)	730,166	(51,514)
RMBS	2,921,798	(79,813)	799,053	(37,218)
CMBS	1,081,418	(38,410)	128,671	(10,004)
Other asset-backed securities	510,637	(3,572)	129,668	(3,752)
Total fixed maturities and short-term investments - AFS	$16,563,178	$(345,725)	$3,094,173	$(160,977)

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2017 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government	$2,687,083	$(21,514)	$727,246	$(13,902)
U.S. States, municipalities and political subdivisions	88,235	(622)	19,583	(366)
Non-U.S. Governments	1,527,323	(14,959)	560,648	(33,931)
Corporate	2,959,416	(25,757)	543,973	(31,577)
RMBS	2,198,391	(14,030)	925,191	(21,093)
CMBS	583,656	(4,117)	138,065	(5,740)
Other asset-backed securities	256,823	(1,111)	175,146	(5,364)
Total fixed maturities and short-term investments - AFS	$10,300,927	$(82,110)	$3,089,852	$(111,973)
The Company had gross unrealized losses totaling $506.7 million on 4,673 securities out of a total of 7,847 held at June 30, 2018 in its AFS - Excluding Life Funds Withheld Assets portfolio, which either it considers to be temporarily impaired or reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
(c) Net Realized and Unrealized Gains (Losses)
The following table sets forth the gross and net realized gains (losses) on investments and unrealized gains (losses) on mark to market investments for the periods presented:

Net Realized Investment Gains (Losses)	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Net realized gains (losses) on investments AFS - excluding Life Funds Withheld Assets: (1)
Gross realized gains	$25,288	$91,771	$44,618	$131,168
Gross realized losses	(39,388)	(41,392)	(90,390)	(69,697)
OTTI, net of amounts transferred to other comprehensive income	(3,000)	(1,210)	(4,806)	(8,084)
Total	$(17,100)	$49,169	$(50,578)	$53,387
Net realized and change in net unrealized gains (losses) on equity securities - excluding Life Funds Withheld Assets:
Gross realized gains	$4,556	$—	$14,249	$—
Gross realized losses	(97)	—	(223)	—
Change in net unrealized gains (losses) on equity securities	30,735	—	(14,846)	—
Total	$35,194	$—	$(820)	$—
Net realized and change in net unrealized gains (losses) on other investments - excluding Life Funds Withheld Assets:
Gross realized gains	$17,208	$—	$20,212	$—
Gross realized losses	(1,261)	—	(2,424)	—
Change in net unrealized gains (losses) on other investments	(6,645)	—	163	—
Total	$9,302	$—	$17,951	$—
Net realized gains (losses) on investments and change in net unrealized gains (losses) on investments on trading securities - Life Funds Withheld Assets:
Gross realized gains	$67,749	$30,100	$80,658	$65,251
Gross realized losses	(2,444)	(322)	(4,995)	(999)
OTTI	—	—	(1,203)	—
Change in net unrealized gains (losses) on trading securities	$(1,896)	$(22,319)	$(33,563)	$(23,725)
Total	$63,409	$7,459	$40,897	$40,527
Total realized investment gains (losses)	$90,805	$56,628	$7,450	$93,914
 ____________

(1)
AFS in the prior year includes net realized gains (losses) on equity securities and other investments. Due to the implementation of ASU 2016-01, as noted in Note 1(b), "Significant Accounting Policies - Recent Accounting Pronouncements," the movements on these investments are now shown separately.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of OTTI charges for the three and six months ended June 30, 2018 and 2017, as defined in Note 1(g), "Significant Accounting Policies - Other-Than-Temporary Impairments of Available for Sale," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for investments excluding Life Funds Withheld Assets were:

	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Fixed maturities:
Credit loss impairments	$748	$162	$1,513	$388
Equities and other investments:
Impaired more than 11 months or more than 50%	—	—	—	4,975
Currency Losses	2,252	1,048	3,293	2,721
OTTI, net of amounts transferred to other comprehensive income	$3,000	$1,210	$4,806	$8,084
The following table sets forth the amount of credit loss impairments on fixed income securities, for which a portion of the OTTI loss was recognized in Other Comprehensive Income ("OCI"), held by the Company at the dates or for the periods indicated and the corresponding changes in such amounts:

Credit Loss Impairments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Opening balance at beginning of indicated period	$41,466	$58,628	$43,332	$61,595
Credit loss impairment recognized in the current period on securities not previously impaired	—	—	590	124
Credit loss impairments previously recognized on securities that matured or were paid down, prepaid or sold during the period	(436)	(3,071)	(1,592)	(3,907)
Additional credit loss impairments recognized in the current period on securities previously impaired	748	162	923	264
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,042)	(1,282)	(2,517)	(3,639)
Closing balance at end of indicated period	$40,736	$54,437	$40,736	$54,437
5. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on a comprehensive framework of investment decision authorities ("Authorities Framework") adopted by the Risk and Finance Committee of XL Group's Board of Directors ("RFC"). The Authorities Framework is intended to align the risk profile of our investment portfolio to be consistent with the Company's risk tolerance and other guidelines established by the RFC. The following table summarizes information on the notional amounts and gross amounts of derivative fair values contained in the Unaudited Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Derivatives designated as hedging instruments:
Foreign currency exposure	$953,438	$60,325	$166,497	$4,277	$580,194	$5,655	$339,221	$3,968
Total derivatives designated as hedging instruments	$953,438	$60,325	$166,497	$4,277	$580,194	$5,655	$339,221	$3,968
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$—	$—	$239,109	$387	$181,975	$423	$—	$—
Foreign currency exposure	126,239	1,958	211,809	6,360	263,722	6,931	141,300	2,256
Credit exposure	5,000	65	45,000	5,730	5,000	187	45,000	6,784
Financial market exposure	34,580	2,317	—	—	30,001	1,271	6,998	42

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018				December 31, 2017
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Other Non-Investment Derivatives:
Foreign currency exposure	—	—	24,534	468	—	—	—	—
Credit exposure	19,553	57	—	—	—	—	25,526	169
Guaranteed minimum income benefit contract	35,400	17,822	35,400	17,822	36,171	18,136	36,171	18,136
Modified coinsurance and funds withheld contracts, including life retrocession embedded derivative (1)	47,351	—	4,456,743	12,607	51,653	—	5,014,284	31,541
Other	—	—	—	—	16,000	191	—	—
Total derivatives not designated as hedging instruments	$268,123	$22,219	$5,012,595	$43,374	$584,522	$27,139	$5,269,279	$58,928
Total derivatives		$82,544		$47,651		$32,794		$62,896
Counterparty netting		(7,627)		(7,627)		(3,579)		(3,579)
Total derivatives net of counterparty netting		74,917		40,024		29,215		59,317
Cash collateral held/paid (2)		(43,420)		(3,089)		(3,920)		(1,312)
Total derivatives as recorded in the Unaudited Consolidated Balance Sheets		$31,497		$36,935		$25,295		$58,005
____________

(1)
The fair value movements in derivative assets and liabilities relating to modified coinsurance and funds withheld contracts are included within the associated asset or liability at each period in the Unaudited Consolidated Balance Sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the GreyCastle Life Retro Arrangements and other outward reinsurance contracts under which the Company cedes risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at June 30, 2018 is the cumulative net realized and unrealized loss on the life retrocession embedded derivative of $0.9 billion.

(2)
At June 30, 2018, the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $43.4 million for derivatives in an asset position and paid cash collateral of $3.1 million for derivatives in a liability position. At December 31, 2017, the Company held cash collateral related to a foreign currency derivative position and certain other derivative positions of $3.9 million for derivatives in an asset position and paid cash collateral of $1.3 million for derivatives in a liability position. The assets and liabilities related to the net collateral paid or held were recorded as Other assets and Other liabilities within the Unaudited Consolidated Balance Sheets as the collateral and derivative positions are not intended to be settled on a net basis.

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
(a) Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
The Company utilizes foreign currency contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2018 and 2017, the Company entered into foreign currency contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of Canadian dollar, British pound, Euro or Swiss Francs. There was no ineffectiveness in these transactions.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the foreign currency translation adjustment, net of tax, account within AOCI for the three and six months ended June 30, 2018 and 2017:

Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation - Summary	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,119,999	$1,659,312	$1,107,105	$1,668,229
Derivative gains (losses) (1)	48,099	(49,370)	$45,776	$(78,767)
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
(b) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments. The impacts are all recorded through "Net realized and unrealized gains (losses) on derivative instruments" in the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Investment Related Derivatives:
Interest rate exposure	$(1,317)	$372	$(320)	$158
Foreign currency exposure	3,378	(988)	60	(1,733)
Credit exposure	(38)	(525)	(79)	(1,379)
Financial market exposure	7,492	—	6,144	185
Other Non-Investment Derivatives:
Foreign currency exposure	—	34	—	(1,176)
Credit exposure	—	138	615	770
Modified coinsurance and funds withheld contracts, including life retrocession embedded derivative	6,611	238	9,103	(3,687)
Other	—	(175)	4,824	(1,113)
Net realized and unrealized gains (losses) on derivative instruments	$16,126	$(906)	$20,347	$(7,975)

Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	$(36,120)	$(34,596)	$(13,199)	$(84,697)
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
Other Non-Investment Derivatives
Credit Exposure
During the year ended December 31, 2017, the Company entered into a non-investment related credit derivative relating to a number of reference pool mortgage tranches associated with actual mortgage loans that were securitized into agency mortgage-backed securities and sold as Structured Agency Credit Risk Notes. At June 30, 2018, there was no reported event of default on this obligation. The credit derivative is recorded at fair value based upon models developed by the Company. Significant unobservable inputs considered in the valuation include the impact of changes in interest rates, future defaults, delinquency and prepayment rates, credit spreads, changes in credit quality, and other market factors.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the GreyCastle Life Retro Arrangements on the Company's results was as follows:

Impact of GreyCastle Life Retro Arrangements	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Underwriting profit (loss)	$—	$—	$—	$—
Net investment income - Life Funds Withheld Assets	30,252	31,439	60,650	64,803
Net realized gains (losses) on investments, trading - Life Funds Withheld Assets	65,305	29,778	75,663	64,252
Net unrealized gains (losses) on investments, trading - Life Funds Withheld Assets	(1,896)	(22,319)	(33,563)	(23,725)
OTTI - Life Funds Withheld Assets	—	—	(1,203)	—
Foreign exchange gains (losses)	(14,794)	14,964	(4,074)	18,259
Other income and expenses	(80)	(19)	(116)	(90)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(36,120)	(34,596)	(13,199)	(84,697)
Net income (loss)	$42,667	$19,247	$84,158	$38,802
Change in net unrealized gains (losses) on investments AFS - Life Funds Withheld Assets	(99,031)	(11,956)	(134,785)	(32,064)
Change in adjustments related to future policy benefit reserves	42,314	3,437	46,478	8,569
Change in cumulative translation adjustment - Life Funds Withheld Assets	14,050	(10,728)	4,149	(15,307)
Total changes to other comprehensive income as a result of GreyCastle Life Retro Arrangements	$(42,667)	$(19,247)	$(84,158)	$(38,802)
Comprehensive income (loss)	$—	$—	$—	$—
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the fair value hedges that have been settled and their impact on results up to the indicated periods, as well as the remaining balance of the fair value hedges and average years remaining to maturity at June 30, 2018 and 2017, are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Structured Indemnity Contracts June 30,
(U.S. dollars in thousands, except years)	2018	2017
Cumulative reduction to interest expense	$125,935	$117,818
Remaining balance	$107,260	$115,377
Weighted average years remaining to maturity	18.0	19.4
(d) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain credit rating downgrade provisions that permit early termination of the agreements by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to terminate such agreements early due to a credit rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements at June 30, 2018 and December 31, 2017 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	June 30, 2018	December 31, 2017
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$—	$7,464
Collateral posted to counterparty	$—	$40
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
The Company performs regular reviews of the prices received from its third-party valuation sources to assess whether the prices represent a reasonable estimate of the fair value. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations that are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, comparisons of executed sales prices to prior valuations, regular comprehensive analyses on a sample of securities across our major asset classes and monthly reconciliations between the valuations provided by external parties and valuations provided by third-party investment managers at a portfolio level.
In addition, the Company assesses the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on its behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third-party pricing services' methodologies and reviewing controls of the third-party pricing service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. The Company

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

obtains the majority of broker quoted values from third-party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from pricing services, which may also consist of broker quotes, to assess if the prices received represent reasonable estimates of the fair value.
For further information about the Company's fair value measurements, see Item 8, Note 1(b), "Significant Accounting Policies - Fair Value Measurements," and Item 8, Note 8, "Fair Value Measurements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
(a) Fair Value Summary
The following tables set forth the Company's assets and liabilities that were accounted for at fair value at June 30, 2018 and December 31, 2017 by level within the fair value hierarchy:

June 30, 2018 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at June 30, 2018
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$3,955,271	$5,020	$—	$3,960,291
U.S. States, municipalities and political subdivisions	—	1,858,142	—	—	1,858,142
Non-U.S. Governments	—	5,115,860	—	—	5,115,860
Corporate	—	9,948,048	2,047	—	9,950,095
RMBS	—	4,248,089	5,947	—	4,254,036
CMBS	—	1,363,850	—	—	1,363,850
Other asset-backed securities	—	1,699,143	—	—	1,699,143
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,188,403	$13,014	$—	$28,201,417
Short-term investments, at fair value (1)	—	623,113	—	—	623,113
Total investments AFS - Excluding Funds Withheld Assets	$—	$28,811,516	$13,014	$—	$28,824,530
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$10,934	$—	$—	$10,934
Non-U.S. Governments	—	467,920	—	—	467,920
Corporate	—	869,594	—	—	869,594
RMBS	—	483	—	—	483
CMBS	—	119,611	—	—	119,611
Other asset-backed securities	—	123,192	—	—	123,192
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$1,591,734	$—	$—	$1,591,734
Total investments - AFS, at fair value	$—	$30,403,250	$13,014	$—	$30,416,264

Fixed maturities trading
U.S. Government	$—	$9,633	$—	$—	$9,633
Non-U.S. Governments	—	489,276	—	—	489,276
Corporate	—	1,440,572	—	—	1,440,572
RMBS	—	919	—	—	919
CMBS	—	7,411	—	—	7,411
Other asset-backed securities	—	42,533	—	—	42,533
Total fixed maturities trading - Life Funds Withheld Assets, at fair value	$—	$1,990,344	$—	$—	$1,990,344
Short-term investments trading, at fair value (1)	—	5,788	—	—	5,788
Total investments trading	$—	$1,996,132	$—	$—	$1,996,132

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at June 30, 2018
Cash equivalents (2)	380,587	1,080,353	—	—	1,460,940
Cash equivalents - Life Funds Withheld Assets (2)	—	64,885	—	—	64,885
Equity securities, at fair value	492,472	152,239	—	—	644,711
Other investments (3)	—	533,090	218,222	—	751,312
Other assets (4)	—	64,665	17,879	(7,627)	74,917
Total assets accounted for at fair value	$873,059	$34,294,614	$249,115	$(7,627)	$35,409,161
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$889,813	$—	$—	$889,813
Other liabilities (4)	—	29,829	17,822	(7,627)	40,024
Total liabilities accounted for at fair value	$—	$919,642	$17,822	$(7,627)	$929,837

December 31, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2017
Assets
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government	$—	$4,344,450	$18,290	$—	$4,362,740
U.S. States, municipalities and political subdivisions	—	2,064,640	—	—	2,064,640
Non-U.S. Governments	—	5,201,581	—	—	5,201,581
Corporate	—	9,793,841	1,292	—	9,795,133
RMBS	—	4,724,402	—	—	4,724,402
CMBS	—	1,244,017	—	—	1,244,017
Other asset-backed securities	—	1,504,131	5,232	—	1,509,363
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$28,877,062	$24,814	$—	$28,901,876
Short-term investments, at fair value (1)	—	815,481	—	—	815,481
Equity securities, at fair value	557,510	156,457	—	—	713,967
Total investments AFS - Excluding Funds Withheld Assets	$557,510	$29,849,000	$24,814	$—	$30,431,324
Fixed maturities - Life Funds Withheld Assets
U.S. Government	$—	$11,316	$—	$—	$11,316
Non-U.S. Governments	—	584,534	—	—	584,534
Corporate	—	1,137,213	—	—	1,137,213
RMBS	—	515	—	—	515
CMBS	—	122,272	—	—	122,272
Other asset-backed securities	—	171,262	—	—	171,262
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$2,027,112	$—	$—	$2,027,112
Total investments - AFS, at fair value	$557,510	$31,876,112	$24,814	$—	$32,458,436

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Counterparty Netting	Balance at December 31, 2017
Fixed maturities trading
U.S. Government	$—	$11,042	$—	$—	$11,042
U.S. States, municipalities and political subdivisions	—	31	—	—	31
Non-U.S. Governments	—	485,171	—	—	485,171
Corporate	—	1,460,292	—	—	1,460,292
RMBS	—	932	—	—	932
CMBS	—	7,580	—	—	7,580
Other asset-backed securities	—	41,337	—	—	41,337
Total fixed maturities trading - Life Funds Withheld Assets, at fair value	$—	$2,006,385	$—	$—	$2,006,385
Short-term investments trading, at fair value (1)	—	14,965	—	—	14,965
Total investments trading	$—	$2,021,350	$—	$—	$2,021,350
Cash equivalents (2)	279,224	1,271,483	—	—	1,550,707
Cash equivalents - Life Funds Withheld Assets (2)	—	67,982	—	—	67,982
Other investments (3)	—	570,931	221,708	—	792,639
Other assets (4)	—	14,467	18,327	(3,579)	29,215
Total assets accounted for at fair value	$836,734	$35,822,325	$264,849	$(3,579)	$36,920,329
Liabilities
Funds withheld on GreyCastle Life Retro Arrangements (net of future policy benefit reserves recoverable) (5)	$—	$1,112,969	$—	$—	$1,112,969
Other liabilities (4)	—	44,591	18,305	(3,579)	59,317
Total liabilities accounted for at fair value	$—	$1,157,560	$18,305	$(3,579)	$1,172,286
____________

(1)	Short-term investments consist primarily of U.S. and Non-U.S. Government securities and Corporate securities.

(2)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(3)
Excluded from Other Investments are certain investments that are measured using net asset value as a practical expedient in the amount of $227.2 million and $198.2 million at June 30, 2018 and December 31, 2017, respectively. Under GAAP, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes loans held at amortized cost, which totaled $173.2 million at June 30, 2018 and $173.0 million at December 31, 2017. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b) Level 2 Asset Valuations
U.S. Government, Corporate and Non-U.S. Governments
Transaction activity inputs utilized in the valuation of fair value hierarchy Level 2 securities within these sub-categories include actual trades, dealer posts, results of bids-wanted, institutional secondary offerings, primary market offerings and Trade Reporting and Compliance Engine trade feeds. As part of the evaluation process, transaction activity is compared to prior evaluations and necessary adjustments are made accordingly. Market-color inputs include actively quoted benchmark issues, buy-side/evaluator dialogue, sell-side/evaluator dialogue and credit derivative indices.
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
RMBS, CMBS and Other asset-backed securities
As part of the fair valuation process, Level 2 securities in these sub-categories are analyzed by collateral type, deal structure, deal performance and vintage. Market inputs into the valuation process for each sub-category include reported or observed trades, results of bids-wanted, buy-side/evaluator dialogue, sell-side/evaluator dialogue, dealer offerings and market research reports. Cash flow inputs into the evaluation process include conditional prepayment rates, conditional decay rates, delinquency rates and loss severity rates. This assumptive data is reviewed and updated using third-party reported information to reflect current market convention.
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
There were no significant transfers between Level 1 and Level 2 during each of the three and six months ended June 30, 2018 and 2017.
(c) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2018 and 2017 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2018 and 2017, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2018 and 2017, respectively. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, the tables below do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2018
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$5,034	$—	$(14)	$—	$—	$—	$—	$5,020	$(14)
Corporate	2,128	—	11	—	—	(92)	—	2,047	11
RMBS	6,937	—	(10)	—	—	—	(980)	5,947	(10)
Other asset-backed securities	19,737	—	—	—	—	—	(19,737)	—	—
Other investments	231,368	8,046	(5,116)	7,343	—	(12,724)	(10,695)	218,222	(4,710)
Derivative Contracts - Net	334	—	(277)	—	—	—	—	57	(277)
Total	$265,538	$8,046	$(5,406)	$7,343	$—	$(12,816)	$(31,412)	$231,293	$(5,000)

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$19,308	$(19)	$81	$—	$—	$(311)	$—	$19,059	$96
Corporate	9,899	27	(30)	—	(9,730)	—	1,018	1,184	(31)
RMBS	3,381	—	—	—	—	—	(3,381)	—	—
CMBS	101	21	(20)	—	—	(24)	—	78	(20)
Other asset-backed securities	3,950	56	1,010	6,890	(1,446)	(240)	(3,329)	6,891	—
Short-term investments	11,665	—	—	—	(11,662)	—	—	3	—
Other investments	203,965	5,067	9,178	11,297	(2,207)	(6,952)	—	220,348	3,858
Derivative Contracts - Net	163	—	377	—	—	—	—	540	377
Total	$252,432	$5,152	$10,596	$18,187	$(25,045)	$(7,527)	$(5,692)	$248,103	$4,280
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

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2018
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$18,290	$(354)	$100	$—	$(13,016)	$—	$—	$5,020	$(50)
Corporate	1,292	—	54	—	—	(193)	894	2,047	54
RMBS	—	—	(10)	980	—	—	4,977	5,947	(10)
Other asset-backed securities	5,232	—	(28)	15,407	—	(874)	(19,737)	—	—
Other investments	221,708	8,893	75	21,623	—	(23,382)	(10,695)	218,222	628
Derivative Contracts - Net	22	—	35	—	—	—	—	57	35
Total	$246,544	$8,539	$226	$38,010	$(13,016)	$(24,449)	$(24,561)	$231,293	$657

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2017
(U.S. dollars in thousands)	Balance, beginning of period	Realized gains (losses)	Movement in unrealized gains (losses)	Purchases and Issuances	Sales	Settlements	Net transfers into (out of) Level 3 (1)	Balance, end of period	Movement in total gains (losses) relating to investments still held
U.S. Government	$24,751	$(38)	$(274)	$—	$—	$(622)	$(4,758)	$19,059	$(278)
Corporate	20,085	27	(19)	—	(20,014)	(31)	1,136	1,184	(32)
RMBS	—	17	(526)	—	—	(173)	682	—	—
CMBS	99	21	(18)	—	—	(24)	—	78	(18)
Other asset-backed securities	1,131	86	1,111	6,890	(1,446)	(286)	(595)	6,891	—
Short-term investments	—	—	—	11,693	(11,662)	(28)	—	3	—
Other investments	205,528	(474)	16,280	16,279	(2,207)	(12,349)	(2,709)	220,348	10,201
Derivative Contracts - Net	2	—	538	—	—	—	—	540	538
Total	$251,596	$(361)	$17,092	$34,862	$(35,329)	$(13,513)	$(6,244)	$248,103	$10,411
____________

(1)
Net transfers include both movement in and movement out of Level 3. RMBS for the six months ended June 30, 2018, includes $6.0 million of incoming transfers partially offset by $1.0 million of outgoing transfers. Corporate for the six months ended June 30, 2017, includes $1.2 million of incoming transfers partially offset by $0.1 million of outgoing transfers. RMBS for the six months ended June 30, 2017, includes $4.1 million of incoming transfers partially offset by $3.4 million of outgoing transfers. Other asset-backed securities, for the six months ended June 30, 2017, includes $6.7 million of outgoing transfers partially offset by $6.1 million of incoming transfers.

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
The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2018 and December 31, 2017. All of these fair value estimates are considered Level 2 fair value measurements.

	June 30, 2018		December 31, 2017
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets - Other investments	$173,224	$181,551	$172,982	$182,222
Deposit liabilities	$940,557	$1,144,027	$1,042,677	$1,266,682
Notes payable and debt	3,217,123	3,393,394	3,220,769	3,507,108
Financial Liabilities	$4,157,680	$4,537,421	$4,263,446	$4,773,790

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company historically participated in structured transactions, the remaining of which are largely comprised of an investment in a payment obligation with an insurance company. This transaction is carried at amortized cost. The fair value of this investment held by the Company is determined through use of an internal model utilizing benchmark yields, issuer spreads and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 23.3 basis points and 45.5 basis points at June 30, 2018 and December 31, 2017, respectively. The discount rate incorporates the Company's own credit risk into the determination of estimated fair value.
The fair values of the Company's notes payable and debt outstanding were determined based on quoted market prices.
There are no significant concentrations of credit risk within the Company's financial instruments not carried at fair value as defined in the authoritative guidance over necessary disclosures, which excludes certain financial instruments, particularly insurance contracts.
7. Goodwill and Other Intangible Assets
The Company had goodwill and other intangible assets of $2.2 billion at June 30, 2018 and December 31, 2017.
The following table presents an analysis of goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the six months ended June 30, 2018:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2017	$1,234,150	$699,014	$292,587	$2,225,751
Amortization	—	—	(10,091)	(10,091)
Foreign Currency Translation	(6,448)	(5,608)	(2,519)	(14,575)
Balance at June 30, 2018	$1,227,702	$693,406	$279,977	$2,201,085
8. Losses and Loss Expenses
The following table represents a reconciliation of the beginning and ending balances of unpaid losses and loss expenses, including an analysis of the Company's paid and unpaid losses and loss expenses incurred for the years indicated:

(U.S. dollars in thousands)	2018	2017
Unpaid losses and loss expenses at the beginning of the year	$29,696,779	$25,939,571
Unpaid losses and loss expenses recoverable at the beginning of the year (1)	7,239,446	5,480,300
Net unpaid losses and loss expenses at the beginning of the year	$22,457,333	$20,459,271
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,361,365	3,175,267
Prior year	(18,050)	(62,728)
Total net incurred losses and loss expenses	$3,343,315	$3,112,539
Foreign exchange and other	(107,166)	292,040
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	277,656	343,934
Prior year	3,432,843	2,547,073
Total net paid losses	$3,710,499	$2,891,007
Net unpaid losses and loss expenses at June 30	21,982,983	20,972,843
Unpaid losses and loss expenses recoverable at June 30 (1)	7,198,164	5,849,503
Unpaid losses and loss expenses at June 30	$29,181,147	$26,822,346
____________

(1)	P&C business only, net of provision for uncollectible reinsurance.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net (favorable) adverse prior year loss development of the Company's loss and loss expense reserves for its P&C operations by operating segment for each of the years indicated:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2018	2017
Insurance segment	$46,588	$(21,869)
Reinsurance segment	(64,638)	(40,859)
Total	$(18,050)	$(62,728)
The significant developments in prior year loss reserve estimates for each of the years indicated within the Company's Insurance and Reinsurance segments are discussed below.
Insurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by product type relating to the Insurance segment for the six months ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2018	2017
Professional	$(3,016)	$(56,390)
Casualty	(33,921)	(81,985)
Property	70,508	99,847
Specialty	13,017	16,659
Total	$46,588	$(21,869)
Net unfavorable prior year reserve development was $46.6 million for the six months ended June 30, 2018 for the Insurance segment, driven by the following:

•
For casualty lines, net prior year development was $33.9 million favorable. This was driven by better than expected loss experience reported in the 2015 and prior years for international casualty and across all years for global risk management. This was partially offset by deteriorations in the excess and surplus portfolio to recognize changes in the composition of the business in recent years.

•
For property lines, net prior year development was $70.5 million unfavorable. This was driven by significant large loss experience on the 2017 accident year, deteriorations in both catastrophe and non-catastrophe losses for the London wholesale property book and worse than expected attritional experience reported on the international open market and energy property portfolios.

•
For specialty lines, net prior year development was $13.0 million unfavorable. This was driven by worse than expected attritional loss experience reported in marine, aerospace, fine art and specie and crisis management portfolios, predominantly on the 2017 accident year.

Net favorable prior year reserve development totaled $21.9 million for the six months ended June 30, 2017. This was driven by favorable net prior year development of $56.4 million in Professional and $82.0 million in Casualty due to releases driven by better than expected loss experience. These releases were partially offset by strengthening of $99.8 million and $16.7 million in Property and Specialty lines, respectively, due to deterioration in our view of the London wholesale property book, significant adverse large loss experience on the energy property book, and worse than expected large losses experience in more recent years in the crisis management and political risk & trade credit portfolios.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year reserve development by line of business relating to the Reinsurance segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2018	2017
Property and other short-tail lines	$(62,883)	$(110,025)
Casualty and other long-tail lines	(1,755)	69,166
Total	$(64,638)	$(40,859)
Net favorable prior year reserve development was $64.6 million for the six months ended June 30, 2018 for the Reinsurance segment, mainly attributable to the following:

•
Net favorable prior year development for the short-tail lines totaled $62.9 million primarily due to better than expected development on attritional losses on the Property, Marine and Crop books and the release of the general catastrophe reserves held at the end of the prior year, partially offset by strengthening on older catastrophe and large losses.

•	Net favorable prior year development for the long-tail lines totaled $1.8 million and details of the significant components are as follows:

•
For casualty lines, net prior year development was $9.8 million unfavorable mainly driven by worse than expected attritional experience on the London professional book and EMEA motor book being partially offset by better than expected attritional experience on the North America book.

•	For other lines, net prior year development was $11.5 million favorable due to favorable experience on attritional losses primarily related to the credit and surety book.
Net favorable prior year reserve development totaled $40.9 million for the six months ended June 30, 2017. The net favorable prior year development was primarily due to better than expected experience on attritional losses in in property catastrophe, property treaty and specialty lines. This favorable development was partially offset by net adverse prior year development in long-term lines due to the impact of the decrease to the discount rate used to calculate lump sum awards in U.K. bodily injury cases.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company's historical results.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
The following table presents the Company's outstanding notes payable and debt at June 30, 2018 and December 31, 2017:

(U.S. dollars in thousands)	June 30, 2018	December 31, 2017
	Outstanding (1)	Outstanding (1)
Debt Issuance:
$300 million, 2.30% Senior Notes due December 2018	$299,692	$299,357
$400 million, 5.75% Senior Notes due October 2021	398,600	398,384
$350 million, 6.375% Senior Notes due November 2024	349,303	349,248
$500 million, 4.45% Subordinated Notes due March 2025	494,542	494,138
$325 million, 6.25% Senior Notes due May 2027	323,610	323,531
$300 million, 5.25% Senior Notes due December 2043	296,626	296,560
$500 million, 5.5% Subordinated Notes due March 2045 (2)	473,024	472,832
€500 million, 3.25% Subordinated Notes due June 2047 (3)	568,066	586,719
Other debt	13,660	—
Total debt carrying value	$3,217,123	$3,220,769
____________

(1)	"Outstanding" data represent June 30, 2018 and December 31, 2017 accreted values.

(2)	On July 7, 2017, the Company repurchased and canceled $16.7 million of the original debt issuance. See below for further details.

(3)
This issuance carries a fixed coupon of 3.25% for a period of ten years, then a floating rate of three-month EURIBOR plus 2.90% from (and including) June 29, 2027 through maturity. The outstanding amount is subject to movement due to foreign exchange.

All senior and subordinated notes of the Company at June 30, 2018 and December 31, 2017, which are identified in the table above, were issued by XLIT, a 100% owned subsidiary of XL Group. XLIT's outstanding debt, other than the Senior Notes due 2024 and due 2027, are listed on the NYSE and are fully and unconditionally guaranteed by XL Group. See Note 16, "Guarantor Financial Information," for condensed comparative financial information of XL Group and XLIT for the periods ended June 30, 2018 and December 31, 2017.
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
On June 1, 2018, a subsidiary of the Company entered into a $14.3 million loan agreement due June 2021 with a floating interest rate of LIBOR plus 3.50% due June 2021 to support a leveraged investment opportunity. The agreement includes a provision allowing for an additional $6.0 million to be borrowed.
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
XLIT and the Company were in compliance with all covenants at June 30, 2018, and XLIT and the Company currently remain in compliance with all covenants.
For details regarding the rest of the Company's facilities, see Item 8, Note 14(a), "Notes Payable and Debt and Financing Arrangements - Notes Payable and Debt," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Letter of Credit ("LOC") Facilities and Other Sources of Collateral
The Company has several credit facilities provided on both syndicated and bilateral bases from commercial banks. The Company may utilize these credit facilities to issue LOCs in support of non-admitted insurance and reinsurance operations in the U.S. and to meet capital requirements at Lloyd’s of London ("Lloyd's"). Alternatively, under certain of the credit facilities, the Company instead may elect to utilize a stated portion of such facilities' capacity for revolving loans to support other operating or financing needs, which would reduce the amount available for LOCs. XL Group and several of its wholly-owned subsidiaries provide guarantees, on a joint and several basis, for obligations of the Company under certain of these facilities.
The following table presents the Company's ten LOC facilities and revolving credit facilities at June 30, 2018 and December 31, 2017:

(U.S. dollars in thousands)	June 30, 2018		December 31, 2017
Facility Name:	Commitment	In Use/ Outstanding	Commitment	In Use/ Outstanding
2016 Credit Agricole Facility I	125,000	125,000	125,000	125,000
2016 Credit Agricole Facility II	125,000	125,000	125,000	125,000
2017 Commonwealth Bank Facility	215,000	215,000	215,000	215,000
2017 Credit Suisse Facility	100,000	100,000	100,000	100,000
FAL Facility I	125,000	125,000	125,000	125,000
FAL Facility II	125,000	125,000	125,000	125,000
FAL Facility III	125,000	125,000	125,000	125,000
FAL Facility IV	125,000	125,000	125,000	125,000
Syndicated Unsecured Facility	750,000	76,097	750,000	2,000
2017 Commerzbank Facility	100,000	100,000	100,000	100,000
Total unsecured LOC facilities	$1,915,000	$1,241,097	$1,915,000	$1,167,000
Facilities collateralized by certain investment assets	1,604,938	1,573,413	1,477,986	1,382,226
Total LOC facilities	$3,519,938	$2,814,510	$3,392,986	$2,549,226

Percentage of facilities collateralized by certain investment assets		55.9%		54.2%
Certain credit facilities permit the Company to utilize up to $750.0 million as of June 30, 2018 and December 31, 2017, respectively, for revolving loans to support general operating and financing needs. At June 30, 2018 and December 31, 2017, $76.1 million and $2.0 million, respectively, were utilized under these facilities to issue letters of credit, leaving $673.9 million and $748.0 million, respectively, available to support other operating and financing needs.
For details regarding the Company's facilities, see Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities ("LOC") and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
10. Related Party Transactions
(a)    Investment Manager Affiliates
At June 30, 2018 and 2017, the Company owned minority stakes in two and three independent investment management companies ("Investment Manager Affiliates"), respectively, that are actively managing client capital and seeking growth opportunities. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and, through these funds and partnerships, pays management fees and, in some instances, performance fees to the Company's Investment Manager Affiliates. In addition, at June 30, 2018 and June 30, 2017, the Company owned a minority stake in an independent firm that provides technology and other services to alternative asset managers and allocators. The Company's interest in this enterprise is reported as an Investment Manager Affiliate, and the Company pays fees to this Investment Manager Affiliate in exchange for it providing its services to the Company. Investment Manager Affiliate results are reported in the Unaudited Consolidated Statements of Income as "Income (loss) from operating affiliates." See Item 8, Note 5, "Investments in Affiliates," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)    Assumed Reinsurance Contracts
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its insurance affiliates, or their subsidiaries. During the three and six months ended June 30, 2018 and 2017, these contracts resulted in reported net premiums, reported net losses, and reported net acquisition costs as summarized below:

(U.S. dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reported net premiums	$50,024	$44,042	$65,602	$65,757
Reported net losses	$27,570	$20,558	$39,289	$31,808
Reported net acquisition costs	$21,946	$18,741	$27,534	$27,955
(c)    New Ocean Capital Management Limited ("New Ocean")
Commencing in 2014, several of the Company's wholly-owned subsidiaries retroceded assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by the Company's subsidiary, New Ocean, as discussed in Note 11, "Variable Interest Entities ("VIEs")." Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements, while investment advisory services are provided by New Ocean. During the three and six months ended June 30, 2018, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company.
(d)    XL Innovate
In April 2015, the Company announced the creation and sponsorship of the XL Innovate Fund, LP ("XL Innovate"), a venture capital initiative with a strategic focus on developing new capabilities in the insurance sector. The majority of XL Innovate's initial capital was financed by the Company. XL Innovate primarily seeks investments in equity positions of entities that provide new market opportunities for the Company throughout the world, striving to create partnerships outside of the traditional underwriting space to find ways to underwrite currently uninsured risks. The family trust of an employee of the Company owns a 5.21% non-controlling equity interest in XL Innovate. The employee serves as a member of the board of directors of XL Innovate, and maintains responsibility over the business generated by it. The underlying investments held by XL Innovate are reflected in the Company's Unaudited Consolidated Financial Statements in accordance with the accounting policies provided in Item 8, Note 1, "Significant Accounting Policies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, based on the Company's level of investment in, and control over, such entities. Aside from investments made where the employee's family trust maintains non-controlling interest, there were no other material transactions between the Company and this employee or the employee's family trust for the three and six months ended June 30, 2018.
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
In 2013, the Company, along with other investors, formed New Ocean to act as an investment manager focused on providing third-party investors access to insurance-linked securities, such as catastrophe bonds, and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the Unaudited Consolidated Financial Statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean were material to the Company as of or for the three and six months ended June 30, 2018. The equity interest attributable to third-party investors in New Ocean recorded in the Company's Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.7 million and $0.5 million at June 30, 2018 and December 31, 2017, respectively.
After the establishment of New Ocean in 2013, the Company, along with other investors, formed a new Bermuda-based investment company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the second quarter of 2014, the Company formed another new Bermuda-based investment company, New Ocean Market Value

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company currently holds a controlling financial interest in Vector Re by way of its controlling financial interests in New Ocean FCFL and New Ocean MVCFL. The total net assets of New Ocean FCFL and New Ocean MVCFL are included in the Unaudited Consolidated Financial Statements of the Company as quantified in the table below. The Company's shares of revenue and net income in its New Ocean-related VIEs were not material to the Company for the three and six months ended June 30, 2018. All appropriate inter-company transactions between the Company's consolidated entities have been eliminated.

(U.S. dollars in thousands)	June 30, 2018	December 31, 2017
Total net assets	$225,220	$242,605
Non-controlling interests	116,485	134,139
Total net assets attributable to XL	$108,735	$108,466
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at June 30, 2018.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at June 30, 2018, no such disclosures were considered necessary.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Share Capital
(a) Authorized and Issued
Buybacks of Common Shares
On February 17, 2017, XL Group announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $1.0 billion of XL Group shares (the "February 2017 Program"). The Company did not repurchase any shares under the February 2017 Program for the three and six months ended June 30, 2018. At June 30, 2018, $529.1 million remained available for purchase under the February 2017 Program.
Other share buybacks, for the purpose of settling employee withholding taxes incurred in connection with the vesting of share-based compensation awards, amounted to $0.4 million and $2.1 million for the three and six months ended June 30, 2018, respectively.
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
During the six months ended June 30, 2018, the Company granted approximately 0.4 million stock options with a weighted-average grant date fair value of $10.34 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	2.71%
Volatility	27.04%
Expected lives	6.0 years
During the six months ended June 30, 2018, the Company granted 30,911 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.7 million. The restricted stock award recipients have the rights and privileges of a shareholder, including the right to receive dividends that are declared and paid and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the six months ended June 30, 2018, the Company granted approximately 1.2 million equity-classed restricted stock units to certain employees with an aggregate grant date fair value of approximately $51.3 million. Each equity-classed restricted stock unit represents the Company's obligation to deliver to the holder one common share, and grants may vest in three or four equal installments upon the first, second, third and, if applicable, fourth anniversaries of the date of grant. Equity-classed restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.
During the six months ended June 30, 2018, the Company granted approximately 0.3 million performance units (representing a potential maximum share payout of approximately 0.6 million common shares) to certain employees with an aggregate grant date fair value of approximately $13.5 million. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon the achievement of stated relative and absolute financial performance metrics and stated market metrics, along with each employee's continued service through the vesting date. Performance units granted in the current year are granted at the closing market price on the day of grant and entitle the holder to receive dividends that are declared and paid in the form of additional common shares contingent upon vesting.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Computation of Earnings Per Common Share and Common Share Equivalents
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017

Basic earnings per common share & common share equivalents outstanding:
Net income (loss) attributable to common shareholders	$318,996	$301,620	$471,644	$454,463
Weighted average common shares outstanding - basic	258,375	260,990	257,653	263,327
Basic earnings per common share & common share equivalents outstanding	$1.23	$1.16	$1.83	$1.73

Diluted earnings per common share & common share equivalents outstanding:
Weighted average common shares outstanding - basic	258,375	260,990	257,653	263,327
Impact of share-based compensation	5,447	3,953	4,957	3,952
Weighted average common shares outstanding - diluted	263,822	264,943	262,610	267,279
Diluted earnings per common share & common share equivalents outstanding	$1.21	$1.14	$1.80	$1.70
Dividends per common share	$0.22	$0.22	$0.44	$0.44
For the three and six months ended June 30, 2018 and 2017, common shares available for issuance under share-based compensation plans noted in the table below were not included in the calculation of diluted earnings per common share because the assumed exercise or issuance of such shares would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Common shares available for issuance under share-based compensation plans	—	1.2	0.2	1.3

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and six months ended June 30, 2018 and 2017 are as follows:

Three Months Ended June 30, 2018 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$294,809	$(39,911)	$80,394	$(24,783)	$1,746	$312,255
OCI before reclassifications	(166,281)	—	(37,176)	466	—	(202,991)
Amounts reclassified from AOCI	(83,386)	1,997	—	—	(47)	(81,436)
Tax benefit (expense)	14,610	(1)	8,880	(53)	—	23,436
Net current period OCI - net of tax	(235,057)	1,996	(28,296)	413	(47)	(260,991)
Balance, end of period, net of tax	$59,752	$(37,915)	$52,098	$(24,370)	$1,699	$51,264

Three Months Ended June 30, 2017 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$816,882	$(49,510)	$100,908	$(25,244)	$1,938	$844,974
OCI before reclassifications	179,229	—	7,028	(539)	—	185,718
Amounts reclassified from AOCI	(94,591)	1,511	—	—	(48)	(93,128)
Tax benefit (expense)	(8,228)	(14)	(8,120)	(37)	—	(16,399)
Net current period OCI - net of tax	76,410	1,497	(1,092)	(576)	(48)	76,191
Balance, end of period, net of tax	$893,292	$(48,013)	$99,816	$(25,820)	$1,890	$921,165

Six Months Ended June 30, 2018 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$870,478	$(43,527)	$83,042	$(22,356)	$1,794	$889,431
OCI before reclassifications	(566,073)	—	(40,288)	243	—	(606,118)
Amounts reclassified from AOCI	(72,511)	5,710	—	—	(95)	(66,896)
Tax benefit (expense)	43,357	(98)	9,560	(19)	—	52,800
Net current period OCI - net of tax	(595,227)	5,612	(30,728)	224	(95)	(620,214)
Reclassification due to the adoption of ASU 2016-01 (2)	$(221,856)	$—	$—	$—	$—	$(221,856)
Reclassification due to the adoption of ASU 2018-02	$6,357	$—	$(216)	$(2,238)	$—	$3,903
Balance, end of period, net of tax	$59,752	$(37,915)	$52,098	$(24,370)	$1,699	$51,264

Six Months Ended June 30, 2017 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$730,429	$(50,952)	$58,970	$(24,887)	$1,986	$715,546
OCI before reclassifications	329,189	—	46,232	(880)	—	374,541
Amounts reclassified from AOCI	(147,146)	2,966	—	—	(96)	(144,276)
Tax benefit (expense)	(19,180)	(27)	(5,386)	(53)	—	(24,646)
Net current period OCI - net of tax	162,863	2,939	40,846	(933)	(96)	205,619
Balance, end of period, net of tax	$893,292	$(48,013)	$99,816	$(25,820)	$1,890	$921,165
____________

(1)
For certain annuity contracts that are subject to the GreyCastle Life Retro Arrangements, future policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). Upon completion of the GreyCastle Life Retro Arrangements, no further Shadow Adjustments were recorded. At December 31, 2017, the cumulative impact of the Shadow Adjustments was $184.9 million. During the six months ended June 30, 2018, net movements of $(46.5) million were recorded, resulting in a total cumulative net impact of Shadow Adjustments on future policy benefit reserves of $138.5 million at June 30, 2018.

(2)
The reclassification out of AOCI due to the adoption of ASU 2016-01 includes $233.8 million of net unrealized gains less $11.9 million of deferred tax on net unrealized gains as discussed in Note 1(b), "Significant Accounting Policies - Recent Accounting Pronouncements."

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI along with the associated Unaudited Consolidated Statements of Income line items affected by component, and the total related tax (expense) benefit for the three and six months ended June 30, 2018 and 2017 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components - Affected Line Items in the Unaudited Consolidated Statements of Income (U.S. dollars in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Unrealized gains and losses on investments:
Net realized gains (losses) on investments AFS	$(52,766)	$(81,618)	$(35,004)	$(128,638)
OTTI	2,564	1,160	5,412	8,034
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(33,184)	(14,133)	(42,919)	(26,542)
Income (loss) from investment affiliates	—	—	—	—
Total before tax	$(83,386)	$(94,591)	$(72,511)	$(147,146)
Provision (benefit) for income tax	69	643	(1,933)	169
Net of tax	$(83,317)	$(93,948)	$(74,444)	$(146,977)
OTTI losses recognized in OCI:
Net realized gains (losses) on investments AFS	$1,561	$1,461	$5,113	$2,916
OTTI transferred to (from) OCI	436	50	597	50
Total before tax	$1,997	$1,511	$5,710	$2,966
Provision (benefit) for income tax	(1)	(14)	(98)	(27)
Net of tax	$1,996	$1,497	$5,612	$2,939
Gains and losses on cash flow hedges:
Interest Expense	$(47)	$(48)	$(95)	$(96)
Provision (benefit) for income tax	—	—	—	—
Net of tax	$(47)	$(48)	$(95)	$(96)
Total reclassifications for the period, gross of tax	$(81,436)	$(93,128)	$(66,896)	$(144,276)
Tax benefit (expense)	68	629	(2,031)	142
Total reclassifications for the period, net of tax	$(81,368)	$(92,499)	$(68,927)	$(144,134)
16. Guarantor Financial Information
The following tables present condensed consolidating balance sheets at June 30, 2018 and December 31, 2017, condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017 for XL Group, XLIT, a 100% owned subsidiary of XL Group, and XL Group's other subsidiaries (excluding XL Group plc ("XL-Ireland")), which are all 100% directly or indirectly owned subsidiaries of XLIT. For purposes of this disclosure, the results of XL-Ireland, which is currently in liquidation proceedings and whose assets are otherwise immaterial, at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 have been included within the results of XL Group.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018
Condensed Consolidating Balance Sheet (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
ASSETS
Investments:
Fixed maturities AFS	$—	$425,321	$29,367,830	$—	$29,793,151
Short-term investments AFS	—	—	623,113	—	623,113
Fixed maturities trading	—	—	1,990,344	—	1,990,344
Short-term investments trading	—	—	5,788	—	5,788
Equity securities	—	—	644,711	—	644,711
Investments in affiliates	—	—	1,904,010	—	1,904,010
Other investments	—	—	1,151,706	—	1,151,706
Total investments	$—	$425,321	$35,687,502	$—	$36,112,823
Cash and cash equivalents	3,794	102,847	2,796,429	—	2,903,070
Restricted cash	—	—	127,497	—	127,497
Investments in subsidiaries	9,653,493	13,050,236	—	(22,703,729)	—
Accrued investment income	10	1,927	263,178	—	265,115
Deferred acquisition costs and value of business acquired	—	—	1,162,164	—	1,162,164
Ceded unearned premiums	—	—	2,807,369	—	2,807,369
Premiums receivable	—	—	8,079,074	—	8,079,074
Reinsurance balances receivable	—	—	1,293,477	—	1,293,477
Unpaid losses and loss expenses recoverable	—	—	7,209,084	—	7,209,084
Receivable from investments sold	—	—	188,781	—	188,781
Goodwill and other intangible assets	—	—	2,201,085	—	2,201,085
Deferred tax asset	—	—	372,520	—	372,520
Amounts due from subsidiaries/parent	29,526	234,207	—	(263,733)	—
Other assets	1,468	27,164	835,198	—	863,830
Total assets	$9,688,291	$13,841,702	$63,023,358	$(22,967,462)	$63,585,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss expenses	$—	$—	$29,181,147	$—	$29,181,147
Deposit liabilities	—	—	940,557	—	940,557
Future policy benefit reserves	—	—	3,380,442	—	3,380,442
Funds withheld on GreyCastle life retrocession arrangements	—	—	736,092	—	736,092
Unearned premiums	—	—	9,539,454	—	9,539,454
Notes payable and debt	—	3,203,462	13,661	—	3,217,123
Reinsurance balances payable	—	—	4,071,505	—	4,071,505
Payable for investments purchased	—	1,135	216,662	—	217,797
Deferred tax liability	—	—	57,360	—	57,360
Amounts due to subsidiaries/parent	—	—	263,733	(263,733)	—
Other liabilities	28,280	26,691	932,435	—	987,406
Total liabilities	$28,280	$3,231,288	$49,333,048	$(263,733)	$52,328,883

Shareholders' Equity:
Shareholders' equity attributable to XL Group Ltd	$9,660,011	$9,653,493	$13,050,236	$(22,703,729)	$9,660,011
Non-controlling interest in equity of consolidated subsidiaries	—	956,921	640,074	—	1,596,995
Total shareholders' equity	$9,660,011	$10,610,414	$13,690,310	$(22,703,729)	$11,257,006
Total liabilities and shareholders' equity	$9,688,291	$13,841,702	$63,023,358	$(22,967,462)	$63,585,889
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

.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$2,695,169	$—	$2,695,169
Total net investment income	39	3,565	228,184	—	231,788
Total realized investment gains (losses)	—	(689)	91,494	—	90,805
Net realized and unrealized gains (losses) on derivative instruments	—	—	16,126	—	16,126
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(36,120)	—	(36,120)
Income (loss) from investment affiliates	—	—	16,548	—	16,548
Fee income and other	—	—	8,304	—	8,304
Total revenues	$39	$2,876	$3,019,705	$—	$3,022,620
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,721,309	$—	$1,721,309
Claims and policy benefits	—	—	10,117	—	10,117
Acquisition costs	—	—	471,491	—	471,491
Operating expenses	5,765	945	463,798	—	470,508
Foreign exchange (gains) losses	(2,183)	(1,114)	(8,843)	—	(12,140)
Interest expense	—	40,206	8,480	—	48,686
Total expenses	$3,582	$40,037	$2,666,352	$—	$2,709,971
Income (loss) before income tax and income (loss) from operating affiliates	$(3,543)	$(37,161)	$353,353	$—	$312,649
Income (loss) from operating affiliates	—	—	51,187	—	51,187
Equity in net earnings (losses) of subsidiaries	322,628	370,262	—	(692,890)	—
Provision (benefit) for income tax	89	—	26,947	—	27,036
Net income (loss)	$318,996	$333,101	$377,593	$(692,890)	$336,800
Non-controlling interests	—	10,473	7,331	—	17,804
Net income (loss) attributable to common shareholders	$318,996	$322,628	$370,262	$(692,890)	$318,996

Comprehensive income (loss)	$58,005	$61,637	$109,271	$(170,908)	$58,005
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$2,516,917	$—	$2,516,917
Total net investment income	10	2,103	206,571	(10)	208,674
Total realized investment gains (losses)	—	1,446	55,182	—	56,628
Net realized and unrealized gains (losses) on derivative instruments	—	—	(906)	—	(906)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(34,596)	—	(34,596)
Income (loss) from investment affiliates	—	—	30,818	—	30,818
Fee income and other	—	—	10,225	—	10,225
Total revenues	$10	$3,549	$2,784,211	$(10)	$2,787,760
Expenses:
Net losses and loss expenses incurred	$—	$—	$1,529,083	$—	$1,529,083
Claims and policy benefits	—	—	7,595	—	7,595
Acquisition costs	—	—	433,584	—	433,584
Operating expenses	27,389	1,152	444,237	—	472,778
Foreign exchange (gains) losses	936	26	(6,605)	—	(5,643)
Interest expense	—	35,277	18,741	—	54,018
Total expenses	$28,325	$36,455	$2,426,635	$—	$2,491,415
Income (loss) before income tax and income (loss) from operating affiliates	$(28,315)	$(32,906)	$357,576	$(10)	$296,345
Income (loss) from operating affiliates	—	—	42,704	—	42,704
Equity in net earnings (losses) of subsidiaries	329,935	362,841	—	(692,776)	—
Provision (benefit) for income tax	—	—	29,006	—	29,006
Net income (loss)	$301,620	$329,935	$371,274	$(692,786)	$310,043
Non-controlling interests	—	—	8,433	(10)	8,423
Net income (loss) attributable to common shareholders	$301,620	$329,935	$362,841	$(692,776)	$301,620

Comprehensive income (loss)	$377,811	$406,126	$439,032	$(845,158)	$377,811
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$5,295,457	$—	$5,295,457
Total net investment income	47	6,852	443,370	—	450,269
Total realized investment gains (losses)	—	(2,275)	9,725	—	7,450
Net realized and unrealized gains (losses) on derivative instruments	—	—	20,347	—	20,347
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(13,199)	—	(13,199)
Income (loss) from investment affiliates	—	—	62,217	—	62,217
Fee income and other	4	—	15,017	—	15,021
Total revenues	$51	$4,577	$5,832,934	$—	$5,837,562
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,343,315	$—	$3,343,315
Claims and policy benefits	—	—	20,424	—	20,424
Acquisition costs	—	—	935,318	—	935,318
Operating expenses	36,627	1,787	904,657	—	943,071
Foreign exchange (gains) losses	(913)	(604)	(782)	—	(2,299)
Interest expense	—	80,245	21,986	—	102,231
Total expenses	$35,714	$81,428	$5,224,918	$—	$5,342,060
Income (loss) before income tax and income (loss) from operating affiliates	$(35,663)	$(76,851)	$608,016	$—	$495,502
Income (loss) from operating affiliates	—	—	61,469	—	61,469
Equity in net earnings (losses) of subsidiaries	507,396	604,540	—	(1,111,936)	—
Provision (benefit) for income tax	89	—	58,849	—	58,938
Net income (loss)	$471,644	$527,689	$610,636	$(1,111,936)	$498,033
Non-controlling interests	—	20,293	6,096	—	26,389
Net income (loss) attributable to common shareholders	$471,644	$507,396	$604,540	$(1,111,936)	$471,644

Comprehensive income (loss)	$(148,570)	$(112,818)	$(15,674)	$128,492	$(148,570)
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Revenues:
Net premiums earned	$—	$—	$5,039,708	$—	$5,039,708
Total net investment income	94	4,416	404,790	(94)	409,206
Total realized investment gains (losses)	—	669	93,245	—	93,914
Net realized and unrealized gains (losses) on derivative instruments	—	—	(7,975)	—	(7,975)
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	—	—	(84,697)	—	(84,697)
Income (loss) from investment affiliates	—	—	69,079	—	69,079
Fee income and other	—	—	23,886	—	23,886
Total revenues	$94	$5,085	$5,538,036	$(94)	$5,543,121
Expenses:
Net losses and loss expenses incurred	$—	$—	$3,112,539	$—	$3,112,539
Claims and policy benefits	—	—	14,886	—	14,886
Acquisition costs	—	—	869,453	—	869,453
Operating expenses	43,570	1,661	895,585	—	940,816
Foreign exchange (gains) losses	1,112	27	(10,118)	—	(8,979)
Interest expense	—	70,424	34,305	—	104,729
Total expenses	$44,682	$72,112	$4,916,650	$—	$5,033,444
Income (loss) before income tax and income (loss) from operating affiliates	$(44,588)	$(67,027)	$621,386	$(94)	$509,677
Income (loss) from operating affiliates	—	—	56,313	—	56,313
Equity in net earnings (losses) of subsidiaries	499,051	602,367	—	(1,101,418)	—
Provision (benefit) for income tax	—	—	42,098	—	42,098
Net income (loss)	$454,463	$535,340	$635,601	$(1,101,512)	$523,892
Non-controlling interests	—	36,289	33,234	(94)	69,429
Net income (loss) attributable to common shareholders	$454,463	$499,051	$602,367	$(1,101,418)	$454,463

Comprehensive income (loss)	$660,082	$704,670	$807,986	$(1,512,656)	$660,082
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$3,103	$(377,105)	$(237,615)	$—	$(611,617)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$162,290	$7,269,018	$—	$7,431,308
Proceeds from redemption of fixed maturities and short-term investments	—	58,759	1,381,432	—	1,440,191
Proceeds from sale of equity securities	—	—	84,068	—	84,068
Purchases of fixed maturities and short-term investments	—	(127,823)	(8,654,024)	—	(8,781,847)
Purchases of equity securities	—	—	(44,954)	—	(44,954)
Proceeds from sale of affiliates	—	—	302,199	—	302,199
Purchases of affiliates	—	—	(103,222)	—	(103,222)
Returns of capital from subsidiaries	51,669	300,000	—	(351,669)	—
Other, net	—	—	(29,985)	—	(29,985)
Net cash provided by (used in) investing activities	$51,669	$393,226	$204,532	$(351,669)	$297,758
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$60,855	$—	$—	$—	$60,855
Buybacks of common shares	(2,057)	—	—	—	(2,057)
Employee withholding on share-based compensation	—	—	(16,696)	—	(16,696)
Dividends paid on common shares	(113,726)	—	—	—	(113,726)
Return of capital	—	(51,669)	(300,000)	351,669	—
Distributions to non-controlling interests	—	(20,293)	(24,801)	—	(45,094)
Contributions from non-controlling interests	—	—	1,924	—	1,924
Contingent consideration paid on business combination	—	—	(5,000)	—	(5,000)
Deposit liabilities	—	—	(119,113)	—	(119,113)
Net cash provided by (used in) financing activities	$(54,928)	$(71,962)	$(463,686)	$351,669	$(238,907)
Effects of exchange rate changes on foreign currency cash	—	—	(10,118)	—	(10,118)
Increase (decrease) in cash, cash equivalents and restricted cash	$(156)	$(55,841)	$(506,887)	$—	$(562,884)
Cash, cash equivalents and restricted cash - beginning of year	3,950	158,688	3,430,813	—	3,593,451
Cash, cash equivalents and restricted cash - end of period	$3,794	$102,847	$2,923,926	$—	$3,030,567
____________

(1)
Includes XL-Ireland, which was the former ultimate parent and is now in liquidation proceedings. The Company expects the net assets of XL-Ireland to be distributed to XL Group upon completion of the liquidation.

XL GROUP LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
Condensed Consolidating Statement of Cash Flows (U.S. dollars in thousands)	XL-Group (1)	XLIT	Other XL Group Subsidiaries	Consolidating Adjustments and Eliminations	XL Group Consolidated
Cash flows provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$286,697	$332,788	$(45,440)	$(695,987)	$(121,942)
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$81,662	$6,305,948	$—	$6,387,610
Proceeds from redemption of fixed maturities and short-term investments	—	82,392	2,001,790	—	2,084,182
Proceeds from sale of equity securities	—	677	228,237	—	228,914
Purchases of fixed maturities and short-term investments	—	(143,851)	(8,575,173)	—	(8,719,024)
Purchases of equity securities	—	—	(277,329)	—	(277,329)
Proceeds from sale of affiliates	—	—	236,861	—	236,861
Purchases of affiliates	—	—	(51,891)	—	(51,891)
Returns of capital from subsidiaries	237,013	—	—	(237,013)	—
Other, net	—	—	5,127	—	5,127
Net cash provided by (used in) investing activities	$237,013	$20,880	$(126,430)	$(237,013)	$(105,550)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares and exercise of stock options	$42,630	$—	$—	$—	$42,630
Buybacks of common shares	(450,629)	—	—	—	(450,629)
Employee withholding on share-based compensation	—	—	(23,957)	—	(23,957)
Dividends paid on common shares	(115,589)	(295,987)	(400,000)	695,987	(115,589)
Return of capital	—	(237,013)	—	237,013	—
Distributions to non-controlling interests	—	(39,867)	(33,841)	—	(73,708)
Contributions from non-controlling interests	—	—	25	—	25
Proceeds from issuance of debt	—	558,311	—	—	558,311
Contingent consideration paid on business combination	—	—	(7,304)	—	(7,304)
Deposit liabilities	—	—	(11,150)	—	(11,150)
Net cash provided by (used in) financing activities	$(523,588)	$(14,556)	$(476,227)	$933,000	$(81,371)
Effects of exchange rate changes on foreign currency cash	—	—	43,423	—	43,423
Increase (decrease) in cash, cash equivalents and restricted cash	$122	$339,112	$(604,674)	$—	$(265,440)
Cash, cash equivalents and restricted cash - beginning of year	1,022	84,286	3,495,184	—	3,580,492
Cash, cash equivalents and restricted cash - end of period	$1,144	$423,398	$2,890,510	$—	$3,315,052
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

▪	changes in rates for property and casualty insurance and reinsurance;

▪
changes in the size of claims we receive relating to unpredictable natural or man-made catastrophe losses, such as hurricanes, earthquakes, typhoons, floods, nuclear accidents or terrorism, due to the preliminary nature of some reports and estimates of loss and damage to date, given the complexities and nature of these particular events, including the magnitude, proximity and relatively recent occurrence of these events, incomplete claims data received to date, the likelihood of longer development periods associated with the specific characteristics of these events and the geographic and infrastructure limitations related to the areas affected by these events, among other matters;

▪
changes in the number of insureds and ceding companies affected or the ultimate number and value of individual claims related to natural catastrophe events due to the preliminary nature of reports and estimates of loss and damage to date;

▪
risks and uncertainties relating to the proposed acquisition of XL by AXA SA, including but not limited to (i) that XL may be unable to complete the proposed transaction because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; (ii) uncertainty as to the timing of completion of the proposed transaction; (iii) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement between XL and AXA dated March 5, 2018; (iv) risks related to disruption of management’s attention from XL’s ongoing business operations due to the proposed transaction; (v) the effect of the announcement of the proposed transaction on XL’s relationships with its clients, operating results and business generally; and (vi) the outcome of any legal proceedings to the extent initiated against XL or others related to the proposed transaction, as well as XL’s management’s response to any of the aforementioned factors;

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

▪	the ability of our subsidiaries to pay dividends to XL Group, XLIT Ltd. ("XLIT"), and Catlin Insurance Company Ltd ("CICL UK").

▪	changes in regulators or regulations applicable to our brokers or customers or to us, such as changes in regulatory capital balances that our operating subsidiaries must maintain;

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
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
The following table presents an analysis of our net income (loss) attributable to common shareholders and other financial measures management considers important in evaluating our operating performance for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(U.S. dollars in thousands, except per share amounts)	2018	2017	2018 vs 2017		2018	2017	2018 vs 2017
Net income (loss) attributable to common shareholders	$318,996	$301,620	5.8%		$471,644	$454,463	3.8%
Earnings (loss) per common share – basic	$1.23	$1.16	6.0%		$1.83	$1.73	5.8%
Earnings (loss) per common share – diluted	$1.21	$1.14	6.1%		$1.80	$1.70	5.9%
Weighted average number of common shares and common share equivalents, in thousands – basic	258,375	260,990	(1.0)%		257,653	263,327	(2.2)%
Weighted average number of common shares and common share equivalents, in thousands – diluted	263,822	264,943	(0.4)%		262,610	267,279	(1.7)%
Underwriting profit (loss) - P&C operations	$114,229	$194,592	(41.3)%		$236,669	$338,569	(30.1)%
Combined ratio - P&C operations	95.8%	92.3%	3.5	pts	95.5%	93.3%	2.2	pts
Net investment income - P&C operations (1)	$194,309	$169,078	14.9%		$374,873	$329,019	13.9%
Operating net income (2)	$220,341	$255,080	(13.6)%		$434,700	$391,223	11.1%
Operating net income per common share (2)	$0.84	$0.96	$(0.12)		$1.66	$1.46	$0.20
Annualized return on average common shareholders' equity	13.2%	10.9%	2.3	pts	9.7%	8.3%	1.4	pts
Annualized operating return on average common shareholders' equity (2)	9.1%	9.3%	(0.2	)pts	8.9%	7.1%	1.8	pts
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income (2)	9.3%	10.1%	(0.8	)pts	9.4%	7.7%	1.7	pts
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs (2)	9.1%	10.5%	(1.4	)pts	8.9%	8.3%	0.6	pts
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs and accumulated other comprehensive income (2)	9.3%	11.4%	(2.1	)pts	9.4%	9.0%	0.4	pts

(U.S. dollars)	June 30, 2018	March 31, 2018	Change (Three Months)		June 30, 2018	December 31, 2017	Change (Six Months)
Book value per common share	$37.33	$37.30	$0.03		$37.33	$38.46	$(1.13)
Fully diluted book value per common share	$36.56	$36.53	$0.03		$36.56	$38.04	$(1.48)
Fully diluted tangible book value per common share (2)	$28.23	$28.06	$0.17		$28.23	$29.44	$(1.21)
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

The following table presents the ratios for our P&C operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Loss and loss expense ("loss") ratio	63.9%	60.8%	3.1	63.2%	61.8%	1.4
Acquisition expense ratio	17.5%	17.2%	0.3	17.6%	17.2%	0.4
Operating expense ratio	14.4%	14.3%	0.1	14.7%	14.3%	0.4
Underwriting expense ratio	31.9%	31.5%	0.4	32.3%	31.5%	0.8
Combined ratio	95.8%	92.3%	3.5	95.5%	93.3%	2.2
Three and six months ended June 30, 2018 vs. 2017: The 3.5 and 2.2 percentage point deteriorations in our combined ratio for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, are primarily attributable to large loss activity, mainly in the Insurance segment, combined with lower favorable prior year development and slightly unfavorable movements in operating expenses and acquisition costs compared to the prior year periods.
For further information on our combined ratio, see "Income Statement Analysis" below.
Net investment income - P&C Operations
Net investment income - P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss and loss expenses reserves, and our investment portfolio provides liquidity for claims settlements related to these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under "Income Statement Analysis - Investment Activities (Excluding Life Funds Withheld Assets)" below for a discussion of our net investment income for the three and six months ended June 30, 2018.

Net income (loss) and earnings per share ("EPS")
The following table presents the net income and earnings per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except per share amounts)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net income (loss)	$318,996	$301,620	5.8%	$471,644	$454,463	3.8%
EPS - basic	$1.23	$1.16	6.0%	$1.83	$1.73	5.8%
EPS - diluted	$1.21	$1.14	6.1%	$1.80	$1.70	5.9%
Three and six months ended June 30, 2018 vs. 2017: The changes in our net income, basic EPS and diluted EPS for the six months ended June 30, 2018 reflect our positive investment performance as well as the favorable activity from our GreyCastle Life Retro Arrangements, as described in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," and Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein, partially offset by the overall results of our P&C operations as discussed above under "Underwriting profit and Combined Ratio - P&C Operations."
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

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except per share amounts)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Operating net income	$220,341	$255,080	(13.6)%	$434,700	$391,223	11.1%
Operating net income per share - diluted	$0.84	$0.96	$(0.12)	$1.66	$1.46	$0.20
Three months ended June 30, 2018 vs. 2017: The decreases in our operating net income and operating net income per share for the three months ended June 30, 2018 as compared to the same period of 2017 were primarily driven by the deterioration in the results of our P&C operations as discussed in "Underwriting Profit and Combined Ratio - P&C Operations" above.
Six months ended June 30, 2018 vs. 2017: The increase in our operating net income and operating net income per share for the six months ended June 30, 2018 as compared to the same period of 2017 were primarily driven by favorable net investment income for the period. For further information on these items, see "Income Statement Analysis" below.
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
Annualized operating return on average common shareholders' equity ("Operating ROE") is another non-GAAP financial measure that we consider important in evaluating our operating performance for the same reasons noted in Operating net income above. Operating ROE is a widely used measure of a company's profitability that is calculated by dividing non-GAAP annualized operating net income for any period by the average of the opening and closing common shareholders' equity. In addition, compensation of our senior officers is dependent on, among other factors, the achievement of our performance goals to enhance common shareholder value as measured by Operating ROE (as it may be adjusted for certain items as determined by our Management Development and Compensation Committee).
Annualized operating return on average common shareholders' equity excluding accumulated other comprehensive income ("AOCI") ("Operating ROE ex-AOCI") is an additional non-GAAP financial measure of our profitability. The most significant component of this financial measure is the exclusion of mark to market fluctuations on our investments AFS portfolio that have not been realized through sales. We believe that this is a meaningful measure because it demonstrates our core performance as a (re)insurance company without the impact of investment market volatility. Operating ROE ex-AOCI is derived by dividing annualized non-GAAP operating net income for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
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
Annualized operating return on average common shareholders' equity excluding integration costs and AOCI ("Operating ROE ex-Catlin-related integration and AOCI") is an additional non-GAAP financial measure of our profitability that combines the effects of the two metrics discussed above. Operating ROE ex-Catlin-related integration costs and AOCI is derived by dividing annualized non-GAAP operating net income excluding Catlin-related integration costs for any period by the average of the opening and closing common shareholders' equity excluding AOCI.
The following table presents the measures discussed above for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	2018 vs 2017		2018	2017	2018 vs 2017
ROE	13.2%	10.9%	2.3	pts	9.7%	8.3%	1.4
Operating ROE	9.1%	9.3%	(0.2	)pts	8.9%	7.1%	1.8
Operating ROE ex-AOCI	9.3%	10.1%	(0.8	)pts	9.4%	7.7%	1.7
Operating ROE ex-Catlin-related integration costs	9.1%	10.5%	(1.4	)pts	8.9%	8.3%	0.6
Operating ROE ex-Catlin-related integration costs and AOCI	9.3%	11.4%	(2.1	)pts	9.4%	9.0%	0.4
Three months ended June 30, 2018 vs. 2017: The increase in our ROE and the decreases in our other operating ROE measures for the three months ended June 30, 2018 as compared to the same period of 2017 were mainly due to the drivers noted above for net income and operating net income, respectively.
Six months ended June 30, 2018 vs. 2017: The increases in our ROE and other operating ROE measures for the six months ended June 30, 2018 as compared to the same periods of 2017 were mainly due to the drivers noted above for net income and operating net income, respectively, combined with an overall decrease in our total shareholders' equity due to significant natural catastrophe activity in the second half of 2017.
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
The following table presents the measures discussed above at the dates indicated:

(U.S. dollars)	June 30, 2018	March 31, 2018	Change (Three Months)	June 30, 2018	December 31, 2017	Change (Six Months)
Book value per common share	$37.33	$37.30	$0.03	$37.33	$38.46	$(1.13)
Fully diluted book value per common share	$36.56	$36.53	$0.03	$36.56	$38.04	$(1.48)
Fully diluted tangible book value per common share	$28.23	$28.06	$0.17	$28.23	$29.44	$(1.21)
Three months ended June 30, 2018: Movements in BVPS and Fully diluted BVPS are mainly due to net income offset by unrealized losses on AFS investments and the payment of dividends. The increase in Fully diluted TBVPS was due to the decrease in goodwill and other intangible assets for the period, which was due to amortization of definite-lived intangibles as well as foreign exchange movements due to the strengthening of the British pound and the Euro against the US dollar during the period.
Six months ended June 30, 2018: The decreases in our BVPS, Fully diluted BVPS and Fully diluted TBVPS were mainly driven by unrealized losses on our AFS investments, share-based compensation activity and the payment of dividends, partially offset by net income earned during the period.
Reconciliations of these measures and their components are provided under "Reconciliation of Non-GAAP Financial Measures" below.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of net income (loss) attributable to common shareholders to operating net income (loss) and also includes the calculation of our Operating ROE measures for the three and six months ended June 30, 2018 and 2017 and Fully diluted TBVPS at June 30, 2018 and 2017, as well as information about goodwill and intangible assets, outstanding shares and shareholders' equity, which are used in various of the non-GAAP financial measures:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$318,996	$301,620	$471,644	$454,463
Net realized and unrealized (gains) losses on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets (1)	36,120	34,596	13,199	84,697
Net realized (gains) losses on investments and change in net unrealized (gains) losses on investments, trading and OTTI - Life Funds Withheld Assets	(63,409)	(7,459)	(40,897)	(40,527)
Net investment income - Life Funds Withheld Assets	(30,252)	(31,439)	(60,650)	(64,803)
Foreign exchange revaluation (gains) losses on and other income and expense items related to Life Funds Withheld Assets	14,874	(14,945)	4,190	(18,169)
Net income (loss) attributable to common shareholders excluding Contribution from GreyCastle Life Retro Arrangements	$276,329	$282,373	$387,486	$415,661
Net realized (gains) losses and OTTI on investments - excluding Life Funds Withheld Assets	—	(49,169)	—	(53,387)
Net realized (gains) losses on investments AFS and OTTI - excluding Life Funds Withheld Assets	17,100	—	50,578	—
Net realized (gains) losses and change in net unrealized gains (losses) on equity securities - excluding Life Funds Withheld Assets	(35,194)	—	820	—
Net realized and unrealized (gains) losses on derivatives	(16,126)	906	(20,347)	7,975
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(12)	115	(648)	(1,936)
Foreign exchange (gains) losses excluding Life Funds Withheld Assets	(27,014)	9,302	(6,489)	9,190
Expenses related to the pending acquisition by AXA SA	8,264	—	30,912	—
(Provision) benefit for income tax on items excluded from operating income (2)	(3,006)	11,553	(7,612)	13,720
Operating net income (loss)	$220,341	$255,080	$434,700	$391,223
Catlin-related integration costs	—	39,118	—	73,067
(Provision) benefit for income tax on Catlin-related integration costs	—	(4,147)	—	(7,745)
Operating net income (loss) (excluding Catlin-related integration costs)	$220,341	$290,051	$434,700	$456,545
Per common share results - diluted:
Net income (loss) attributable to common shareholders	$1.21	$1.14	$1.80	$1.70
Operating net income (loss)	$0.84	$0.96	$1.66	$1.46
Weighted average common shares outstanding:
Basic	258,375,286	260,989,627	257,652,845	263,327,347
Diluted (3)	263,821,785	264,942,669	262,610,119	267,279,097
Diluted - For Operating net income per share	263,821,785	264,942,669	262,610,119	267,279,097

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Return on common shareholders' equity:
Opening common shareholders' equity	$9,628,529	$10,974,884	$9,848,317	$10,938,512
Closing common shareholders' equity (at period end)	9,660,011	11,080,552	9,660,011	11,080,552
Average common shareholders' equity for the period	9,644,270	11,027,718	9,754,164	11,009,532
Opening AOCI	312,255	844,974	889,431	715,546
Closing AOCI (at period end)	51,264	921,165	51,264	921,165
Average AOCI for the period	181,760	883,070	470,348	818,356
Average common shareholders' equity for the period excluding average AOCI	9,462,511	10,144,649	9,283,817	10,191,177
Annualized net income (loss)	1,275,984	1,206,480	943,288	908,926
Annualized operating net income (loss)	881,364	1,020,320	869,400	782,446
Annualized operating net income (loss) (excluding Catlin-related integration costs)	881,364	1,160,206	869,400	913,090
Annualized return on average common shareholders' equity	13.2%	10.9%	9.7%	8.3%
Annualized operating return on average common shareholders' equity	9.1%	9.3%	8.9%	7.1%
Annualized operating return on average common shareholders' equity excluding AOCI	9.3%	10.1%	9.4%	7.7%
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs	9.1%	10.5%	8.9%	8.3%
Annualized operating return on average common shareholders' equity excluding Catlin-related integration costs and AOCI	9.3%	11.4%	9.4%	9.0%

	June 30, 2018	March 31, 2018	December 31, 2017
Book value per common share:
Closing common shares outstanding - basic	258,780,274	258,171,836	256,033,895
Closing common shares outstanding - diluted	264,188,936	263,605,861	258,901,212
Book value per common share	$37.33	$37.30	$38.46
Fully diluted book value per common share	$36.56	$36.53	$38.04
Goodwill and other intangible assets	$2,201,085	$2,230,506	$2,225,751
Tangible book value	$7,458,926	$7,398,023	$7,622,566
Fully diluted tangible book value per common share	$28.23	$28.06	$29.44
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

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
Our net income and other financial measures as shown above for the three and six months ended June 30, 2018 have been affected by, among other things, the following significant items:
1)    The impact of natural catastrophe loss events;
2)     The current underwriting environment; and
3)    Market movement impacts on our investment portfolio (excluding Life Funds Withheld Assets).

1)    The impact of natural catastrophe loss events
The following table outlines the impact of natural catastrophes on incurred losses and the loss ratio impact of the Insurance and Reinsurance segments for the three and six months ended June 30, 2018 and 2017:

	Natural Catastrophe Losses		Natural Catastrophe Loss Ratio Impact
	Three Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Insurance	$78,875	$79,389	4.5%	4.8%
Reinsurance	(2,112)	12,759	(0.2)%	1.5%
Total P&C	$76,763	$92,148	2.9%	3.7%

	Six Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Insurance	$142,350	$149,719	4.2%	4.6%
Reinsurance	7,606	38,504	0.4%	2.2%
Total P&C	$149,956	$188,223	2.8%	3.8%
The Company's loss estimates are based on its review of individual treaties and policies expected to be impacted, along with available client and industry data. These estimates involve the exercise of considerable judgment. Given that the information about the extent of loss from catastrophes is developed over time, as well as the complexities of the nature of the events, there is considerable uncertainty associated with the loss estimates for these events and such estimates are accordingly subject to revision as additional information becomes available. Actual losses may differ materially from these estimates.
2)     The current underwriting environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See "Cautionary Note Regarding Forward-Looking Statements."
Insurance
For the three months ended June 30, 2018, pricing in the Insurance segment was up approximately 4.1%. Our Global Lines businesses improved approximately 5%, with most lines contributing to the increase with the exception of a modest decrease in crisis management. North America business lines improved 3.4% with increases in most lines, partially offset by slight decreases in construction, cybertech, commercial error & omission and professional Bermuda. Our International business improved 4.3% for the period with positive rate achieved in each of the lines. Overall, rate trends for the six months ended June 30, 2018 are largely in line with the rate trends for three month period discussed above.
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
Reinsurance
For the three and six months ended June 30, 2018, the underwriting environment indicated positive rate changes across all lines of business, although less than expected. For the three months ended June 30, 2018, the momentum slowed down, particularly within the property lines.
For the six months ended June 30, 2018, rates across the Reinsurance segment were up approximately 4.1%. Our property catastrophe portfolio was up 4.8%, while the property treaty book was up 4.4%. Our casualty and marine & energy business renewed with increases of 4.2% and 4.5%, respectively.
Despite premium growth challenges resulting from less favorable than expected market conditions, the Reinsurance segment retained profitable business while increasing its volume of new business resulting from successful portfolio management and underwriting discipline.
See "Income Statement Analysis - Reinsurance" for further discussion of our premium movements.
3)    Market movement impacts on our investment portfolio (Excluding Life Funds Withheld Assets)
During the three months ended June 30, 2018, the negative mark to market change of $163.6 million on our total investments was primarily driven by an increase in U.S. interest rates and widening credit spreads across our major jurisdictions, offset by a decrease in U.K. and Euro-zone interest rates. Also offsetting this overall negative mark to market change was an increase in U.S. equity index prices as well as positive change from hedge funds and private equity funds within Other Investments. This represents an approximately 0.5% depreciation in the average total investment assets for the three months ended June 30, 2018.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the three months ended June 30, 2018:

	Interest Rate Movement for the three months ended June 30, 2018 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2018 (1) (‘+’/‘-’ represents widening / tightening of credit spreads)	Equity Market Price Movement for the three months ended June 30, 2018 (1) (‘+’/‘-’ represents increases / decreases in common equity market benchmarks)
United States	+18 basis points (5 year Treasury)	+2 basis points (US Corporate A rated)	-0.12% (MSCI All Countries World Index)
		-1 basis points (US Mortgage Master Index)	+2.93% (S&P500 Index)
United Kingdom	-9 basis points (5 year Gilt)	+9 basis points (UK Corporate, AA rated)
Euro-zone	-20 basis points (5 year Bund)	+13 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.
During the six months ended June 30, 2018, the negative mark to market change of $576.7 million on our total investments was primarily driven by an increase in U.S. and U.K. interest rates and widening credit spreads across our major jurisdictions, offset by a decrease in Euro-zone interest rates. While an increase in the U.S. equity index prices offset by a decrease in global equity index prices resulted in relatively flat mark to market change from our equity portfolio, hedge funds and private equity funds within Other Investments were positive mark to market contributors, offsetting the overall negative mark to market change. This represents an approximately 1.7% depreciation in the average total investment assets for the six months ended June 30, 2018.
The following table provides further detail regarding the movements in relevant credit and equity markets, as well as in government interest rates, using selected market indices during the six months ended June 30, 2018:

	Interest Rate Movement for the six months ended June 30, 2018 (1) ('+'/'-' represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2018 (1) ('+'/'-' represents widening / tightening of credit spreads)	Equity Market Price Movement for the six months ended June 30, 2018 (1) ('+'/'-' represents increases / decreases in common equity market benchmarks)
United States	+53 basis points (5 year Treasury)	+21 basis points (US Corporate A rated)	-1.53% (MSCI All Countries World Index)
		+3 basis points (US Mortgage Master Index)	+1.67% (S&P500 Index)
United Kingdom	+30 basis points (5 year Gilt)	+16 basis points (UK Corporate, AA rated)
Euro-zone	-10 basis points (5 year Bund)	+18 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.
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

Risk Management
Our risk management and risk appetite framework is detailed in Item 1, "Business - Enterprise Risk Management," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions based on our evaluation and detailed analysis with a measurement date of April 1, 2018. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event	1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Probable Maximum Loss (2)
North Atlantic	Windstorm	April 1, 2018	$630	$1,561
North America	Earthquake	April 1, 2018	$614	$856
Europe	Windstorm	April 1, 2018	$653	$756
Japan	Earthquake	April 1, 2018	$550	$656
Japan	Windstorm	April 1, 2018	$429	$505
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
While Brexit did not materially affect our financial condition or results of operations for the six months ended June 30, 2018, we anticipate that Brexit will disrupt our U.K. domiciled entities', including our Lloyd’s of London ("Lloyd's") syndicates', ability to "passport" within the E.U. Passporting means that an E.U.-domiciled entity can write insurance or reinsurance in another E.U. member state while only being regulated by the regulator in its country of domicile. As a consequence, on September 19, 2017, we announced our plan to redomesticate our principal E.U. insurance company, XL Insurance Company SE ("XLICSE"), to Ireland in 2018, subject to certain regulatory approvals. The redomestication will result in XLICSE remaining in the E.U. post Brexit so that it can continue to benefit from passporting through its branch network within the E.U.
In the U.K., we will retain CICL UK and our Lloyd's operations. The ability to issue both Lloyd’s and CICL UK paper in the U.K. as well as XLICSE paper in the E.U. well positions us for business that could otherwise be disrupted from any loss of passporting rights as a result of the U.K. leaving the E.U. With these changes, we anticipate being able to provide continuity of service to our clients and brokers although there can be no assurances that business will not be interrupted. We continue to review our European legal entity structure to consider other possible changes that may need to be made to preserve our E.U.-domiciled entities' passporting regime.
Currently, Lloyd's is wholly reliant on the passporting regime to do business across the E.U. On May 22, 2018, Lloyd's announced that it had received regulatory approval from the National Bank of Belgium to establish a new insurance company in Brussels, Belgium, to serve as an E.U. hub post-Brexit. Lloyd's anticipates that this new company will commence operations on January 1, 2019. Given that we operate one of the largest underwriting syndicates at Lloyd's, management is closely monitoring Lloyd's ability to successfully implement its post-Brexit strategy with the E.U.
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
We recognize the serious implications that climate change and other environmental risks may pose to the insurance industry and our business. The manner in which we underwrite our business generally is designed to adapt to changes in climate. For example: (i) the insurance and reinsurance policies that we issue are generally for twelve months, providing the ability to reassess risk and price accordingly as climate conditions change; (ii) the natural catastrophe and pricing models that we use are updated frequently to reflect changing environmental conditions; (iii) we seek to reduce the impact of climate change on our business by limiting our exposure to individual events or series of events through our ceded reinsurance programs; and (iv) when we underwrite business susceptible to climate change, we impose strict limits across a variety of dimensions with the goal of limiting our exposure to additional risk associated with climate change. For more information regarding our ERM and the risks associated with climate change, see Item 1, "Business - Enterprise Risk Management," and Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities ("VIEs") and Other Off-Balance Sheet Arrangements," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1, Note 11, "Variable Interest Entities ("VIEs")," to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
The Company's Property and Casualty ("P&C") operations are organized into two operating segments: Insurance and Reinsurance. The results of our run-off life operations are reported within Corporate and Other. Our general investment and financing operations are also reflected in Corporate and Other. Prior period information has been re-presented to reflect the current presentation.
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
INCOME STATEMENT ANALYSIS
Segment Results for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Insurance
Our Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for large corporate and middle market risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk & trade credit, crisis management, cybertech, accident & health and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on growing those lines of business within our Insurance operations that we believe provide the best return on capital over time.

The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Gross premiums written	$2,881,921	$2,576,754	11.8%	$5,748,460	$5,270,970	9.1%
Net premiums written	1,929,564	1,741,201	10.8%	3,411,431	3,249,792	5.0%
Net premiums earned	1,748,355	1,652,304	5.8%	3,414,144	3,287,619	3.8%
Less: Net losses and loss expenses	1,224,756	1,077,087	13.7%	2,289,748	2,137,450	7.1%
Less: Acquisition costs	237,694	231,908	2.5%	459,656	442,391	3.9%
Less: Operating expenses	306,585	288,681	6.2%	622,965	574,410	8.5%
Underwriting profit (loss)	$(20,680)	$54,628	N/M	$41,775	$133,368	(68.7)%
Net results – structured products	1,810	1,981	(8.6)%	3,913	4,250	(7.9)%
Net fee income and other (expense)	(4,991)	(2,826)	76.6%	(11,694)	(859)	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by underwriting business group for the Insurance segment:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Global Lines	$1,058,850	$948,647	11.6%	$2,031,095	$1,947,051	4.3%
International	615,006	519,903	18.3%	1,605,753	1,359,882	18.1%
North America	1,208,065	1,108,204	9.0%	2,111,612	1,964,037	7.5%
Total	$2,881,921	$2,576,754	11.8%	$5,748,460	$5,270,970	9.1%
Three months ended June 30, 2018 vs. 2017: Gross premiums written increased by 11.8% for the three months ended June 30, 2018. When evaluated in local currency, our gross premiums written increased by 8.5% for the three months ended June 30, 2018. The favorable foreign exchange effect on our gross premiums written was mainly due to the strengthening of the Euro and the British pound against the U.S. dollar. See "Significant Items Affecting the Results of Operations - The Current Underwriting Environment" above for further information on our underwriting strategy, the effects of which are discussed below.
The following is a summary of premium movements by underwriting business group:

▪
Global Lines - increase of 11.6%, for the three months ended June 30, 2018, is mainly driven by higher new business in political risk & trade credit business lines, higher retention in crisis management and increases on current year and prior year contracts in London wholesale casualty business lines.

▪	International - increase of 18.3%, for the three months ended June 30, 2018, is attributable to an improvement in rates in international property and international financial lines.

▪
North America - increase of 9.0%, for the three months ended June 30, 2018, is due to higher new business in North America construction lines and expansion on a large captive account in North America property business.

Six months ended June 30, 2018 vs. 2017: Gross premiums written increased by 9.1%. When evaluated in local currency, our gross premiums written increased by 6.2%. The favorable foreign exchange effect on our gross premiums written was mainly due to a strengthening of the Euro and British pound against the U.S. dollar, which impacted business written in these currencies.
The following is a summary of premium movements by underwriting business groups:

▪
Global Lines - increase of 4.3%, for the six months ended June 30, 2018, is mainly driven by higher retention in accident & health and crisis management and increases on current year and prior year contracts in London wholesale casualty business lines.

▪
International - increase of 18.1%, for the six months ended June 30, 2018, is attributable to new business in international casualty and favorable pricing in international property and international financial lines.

▪
North America - increase of 7.5%, for the six months ended June 30, 2018, due to higher new business in construction, growth in cybertech business lines and expansion on a large captive account in North America property open market business.

Net Premiums Written
Three months ended June 30, 2018 vs. 2017: The increase of 10.8%, for the three months ended June 30, 2018, was driven mainly by the increase in gross premiums written across our three underwriting groups described above, each with differing levels of retention and increased property protection purchased.
Six months ended June 30, 2018 vs. 2017: The increase of 5.0%, for the six months ended June 30, 2018, due to the increase in gross premiums written previously mentioned, partially offset by an increase in ceded premium written driven by higher subject premium volume and increased property protection purchased.
Net Premiums Earned
Three and six months ended June 30, 2018 vs. 2017: The increase of 5.8%, for the three months ended June 30, 2018, and the increase of 3.8%, for the six months ended June 30, 2018, reflects the earning of higher gross premium written during the first half of 2018 as compared to the same period of 2017, partially offset by the earning of increased ceded premiums written noted above.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Point Change	June 30,		Point Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Loss and loss expense ratio	70.1%	65.2%	4.9	67.1%	65.0%	2.1
Acquisition expense ratio	13.6%	14.0%	(0.4)	13.5%	13.5%	—
Operating expense ratio	17.5%	17.5%	—	18.2%	17.4%	0.8
Underwriting expense ratio	31.1%	31.5%	(0.4)	31.7%	30.9%	0.8
Combined ratio	101.2%	96.7%	4.5	98.8%	95.9%	2.9
The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Point Change	June 30,		Point Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Loss and loss expense ratio	70.1%	65.2%	4.9	67.1%	65.0%	2.1
Prior year development	(3.0)%	1.0%	(4.0)	(1.4)%	0.7%	(2.1)
Loss ratio excluding prior year development	67.1%	66.2%	0.9	65.7%	65.7%	—
Net natural catastrophe losses	(4.5)%	(4.8)%	0.3	(4.2)%	(4.6)%	0.4
Loss ratio excluding prior year development and net natural catastrophe losses	62.6%	61.4%	1.2	61.5%	61.1%	0.4
Loss Ratio - excluding prior year development
Three months ended June 30, 2018 vs. 2017: The 0.9 percentage point deterioration in the loss ratio excluding prior year development is principally the result of increased large loss activity for the three months ended June 30, 2018 as compared to the corresponding period in 2017. Losses net of reinsurance, reinstatement and premium adjustments related to natural catastrophe events for the three months ended June 30, 2018 were $0.5 million lower than in the same period in 2017. Excluding prior year development, and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments the loss ratios for the three months ended June 30, 2018 deteriorated by 1.2 percentage points due to large loss activity in the period.

Six months ended June 30, 2018 vs. 2017: The loss ratio excluding prior year development for the six months ended June 30, 2018 is in line with the corresponding period in 2017. Losses net of reinsurance, reinstatement and premium adjustments related to natural catastrophe events for the six months ended June 30, 2018 were $7.4 million lower than in the same period in 2017. Excluding prior year development, and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments the loss ratios for the six months ended June 30, 2018 deteriorated by 0.4 percentage points as the large loss activity noted above were mostly offset by underwriting actions which improved the top line results.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Professional	$(1,186)	$(56,385)	$(3,016)	$(56,390)
Casualty and other	(28,806)	(77,215)	(33,921)	(81,985)
Property	69,251	99,766	70,508	99,847
Specialty	12,624	16,607	13,017	16,659
Total	$51,883	$(17,227)	$46,588	$(21,869)
Net unfavorable prior year reserve development was $51.9 million for the three months ended June 30, 2018 for the Insurance segment, driven by the following:

•
For casualty lines, net prior year development was $28.8 million favorable. This was driven by better than expected loss experience reported in the 2015 and prior years for international casualty and across all years for global risk management. This was partially offset by deteriorations in the excess and surplus portfolio to recognize changes in the composition of the business in recent years.

•
For property lines, net prior year development was $69.3 million unfavorable. This was driven by significant large loss experience on the 2017 accident year, deteriorations in both catastrophe and non-catastrophe losses for the London wholesale property book and worse than expected attritional experience reported on the international open market and energy property portfolios.

•
For specialty lines, net prior year development was $12.6 million unfavorable. This was driven by worse than expected attritional loss experience reported in marine, aerospace, fine art and specie and crisis management portfolios, predominantly on the 2017 accident year.

For further information on the net favorable prior year reserve development for the six months ended June 30, 2018 and 2017, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses - Underwriting Expense Ratio
Three months ended June 30, 2018 vs. 2017: The improvement of 0.4 percentage points was primarily due to an improvement in the acquisition expense ratio mainly driven by an increase in ceded commissions, due in part to an increase in quota share cessions as compared to the prior year, which carry a higher commission rate.
Six months ended June 30, 2018 vs. 2017: The deterioration of 0.8 percentage points was due to an increase in the operating expense ratio resulting largely from investment in the business and certain one-time compensation related costs.

Net Results - Structured Products

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net investment income - structured products	$6,693	$6,844	(2.2)%	$13,313	$13,654	(2.5)%
Interest expense - structured products	4,882	4,863	0.4%	9,398	9,404	(0.1)%
Operating expenses - structured products	1	—	100.0%	2	—	100.0%
Net investment results - structured products	$1,810	$1,981	(8.6)%	$3,913	$4,250	(7.9)%
Three and six months ended June 30, 2018 vs. 2017: The decrease in net results from structured products for the three and six months ended June 30, 2018 compared to the corresponding period in the prior year was mainly due to a decrease in the asset base reflecting the run-off nature of this business.
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Gross premiums written	$1,048,352	$977,676	7.2%	$3,108,953	$2,905,066	7.0%
Net premiums written	889,675	905,240	(1.7)%	2,560,419	2,376,409	7.7%
Net premiums earned	944,309	861,789	9.6%	1,875,701	1,745,955	7.4%
Less: Net losses and loss expenses	496,553	451,996	9.9%	1,053,567	975,089	8.0%
Less: Acquisition costs	232,538	200,394	16.0%	473,392	424,473	11.5%
Less: Operating expenses	80,309	69,435	15.7%	153,848	141,192	9.0%
Underwriting profit (loss)	$134,909	$139,964	(3.6)%	$194,894	$205,201	(5.0)%
Net results – structured products	6,572	942	N/M	7,880	1,587	N/M
Net fee income and other	1,140	694	64.3%	2,032	1,380	47.2%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Bermuda	$446,836	$414,352	7.8%	$964,182	$868,069	11.1%
North America	184,672	191,106	(3.4)%	492,736	496,902	(0.8)%
London	209,266	184,782	13.3%	561,057	492,648	13.9%
EMEA	54,747	46,307	18.2%	587,292	588,239	(0.2)%
LAC	152,831	141,129	8.3%	503,686	459,208	9.7%
Total	$1,048,352	$977,676	7.2%	$3,108,953	$2,905,066	7.0%

Three months ended June 30, 2018 vs. 2017: Gross premiums written increased by 7.2% due to a number of premium drivers including new business and rate increases. The increase was partially offset by cancellations and unfavorable timing differences in the inception of contract renewals. When evaluated in local currency, our gross premiums written increased by 6.1%.
The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 7.8%, for the three months ended June 30, 2018, mainly due to additional business underwritten with a key client in the property treaty line of business.

▪
North America - decrease of 3.4%, for the three months ended June 30, 2018, primarily driven by cancellations within the casualty and property treaty lines of business. These cancellations were partially offset by new business written within the accident & health line.

▪	London - increase of 13.3%, for the three months ended June 30, 2018, predominantly from new business and renewals at improved rates.

▪	EMEA - increase of 18.2%, for the three months ended June 30, 2018, mainly from new business and a reduced rate of cancellations year over year within the casualty line of business.

▪
LAC - increase of 8.3%, for the three months ended June 30, 2018, driven by new business within the crop and other lines of business. This increase was partially offset by cancellations across the book.

Six months ended June 30, 2018 vs. 2017: Gross premiums written increased by 7.0% due to additional new business written in the period, rate improvements and foreign exchange gains. The increase was partially offset by cancellations. When evaluated in local currency, our gross premiums written increased by 4.3%.
The following is a summary of the premium movements by business group:

▪
Bermuda - increase of 11.1%, for the six months ended June 30, 2018, primarily due to new business within the property book. In addition, increased premium was achieved in this region as a result of the inclusion of the marine energy proportional book, which was transferred from our EMEA operations.

▪
North America - decrease of 0.8%, for the six months ended June 30, 2018, driven by cancellations within the casualty and property treaty line of business due to non-renewals. This was partially offset by new business.

▪	London - increase of 13.9%, for the six months ended June 30, 2018, primarily driven by new business and rate improvements in the property book and casualty line of business.

▪
EMEA - decrease of 0.2%, for the six months ended June 30, 2018, largely attributable to cancellations, share reductions mainly within the property lines, and the transfer of the marine energy proportional book to Bermuda. The decrease was partially offset by new business, predominantly within the casualty and property lines of business.

▪
LAC - increase of 9.7%, for the six months ended June 30, 2018, driven by new business within crop, other and credit lines of business. In addition, during the period, there was favorable foreign exchange gains driven by the Chinese Yuan and the Thai Baht strengthening against the U.S. dollar compared to the same period of 2017.

Net Premiums Written
Three months ended June 30, 2018 vs. 2017: The decrease of 1.7% was mainly attributable to the increase in ceded premiums written due to the placement of a new property outward reinsurance program. This was partially offset by gross premiums written increase as outlined above.
Six months ended June 30, 2018 vs. 2017: The increase of 7.7% largely resulted from the gross premiums written increase as outlined above. This was partially offset by additional outwards reinsurance for property lines.
Net Premiums Earned
Three and six months ended June 30, 2018 vs. 2017: The increases of 9.6% and 7.4% were mainly attributable to the earnings impact of a material inception written within Bermuda during the fourth quarter of 2017. These additional earnings were partially offset by a refinement of the earning patterns within certain portfolios in the prior year.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Point Change	June 30,		Point Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Loss and loss expense ratio	52.6%	52.4%	0.2	56.2%	55.8%	0.4
Acquisition expense ratio	24.6%	23.3%	1.3	25.2%	24.3%	0.9
Operating expense ratio	8.5%	8.1%	0.4	8.2%	8.1%	0.1
Underwriting expense ratio	33.1%	31.4%	1.7	33.4%	32.4%	1.0
Combined ratio	85.7%	83.8%	1.9	89.6%	88.2%	1.4
The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Point Change	June 30,		Point Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Loss and loss expense ratio	52.6%	52.4%	0.2	56.2%	55.8%	0.4
Prior year development	6.4%	8.1%	(1.7)	3.4%	2.4%	1.0
Loss ratio excluding prior year development	59.0%	60.5%	(1.5)	59.6%	58.2%	1.4
Net natural catastrophe losses	0.2%	(1.5)%	1.7	(0.4)%	(2.2)%	1.8
Loss ratio excluding prior year development and net natural catastrophe losses	59.2%	59.0%	0.2	59.2%	56.0%	3.2
Loss Ratio - excluding prior year development
Three months ended June 30, 2018 vs. 2017: The 1.5 percentage point improvement in the loss ratio excluding prior year development in the three months ended June 30, 2018 was primarily a result of natural catastrophe losses being lower this period as compared to the same period of 2017. Losses net of reinsurance recoveries, reinstatement and premium adjustments related to natural catastrophe events for the three months ended June 30, 2018 were $14.9 million, or 1.7 percentage points, lower than in the same period of 2017. Excluding favorable prior year development and natural catastrophe losses net of reinsurance recoveries, reinstatement and premium adjustments in both quarters, the loss ratio for the three months ended June 30, 2018 compared to the same period of 2017 deteriorated by 0.2 percentage points to 59.2% primarily related to a shift toward lower margin and lower volatility treaties, the impact of positive reinstatement premiums in the prior year and an increase in outwards reinsurance protection.
Six months ended June 30, 2018 vs. 2017: The 1.4 percentage point deterioration in the loss ratio excluding prior year development in the six months ended June 30, 2018 was primarily a result of increases in attritional losses. Losses net of reinsurance recoveries, reinstatement and premium adjustments related to natural catastrophe events for the six months ended June 30, 2018 were $30.9 million, or 1.8 percentage points lower than in the same period of 2017. Excluding favorable prior year development and natural catastrophe losses net of reinsurance recoveries, and related reinstatement premiums, the loss ratio for the six months ended June 30, 2018 compared to the same period of 2017 deteriorated 3.2 percentage points to 59.2% primarily related to a shift toward lower margin and lower volatility treaties, the impact of positive reinstatement premiums in the prior year and an increase in outwards reinsurance protection.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017
Property and other short-tail lines	$(43,889)	$(55,109)	$(62,883)	$(110,025)
Casualty and other long-tail lines	(16,908)	(14,396)	(1,755)	69,166
Total	$(60,797)	$(69,505)	$(64,638)	$(40,859)
Net favorable prior year reserve development was $60.8 million for the three months ended June 30, 2018, mainly attributable to the following:

▪
Net favorable prior year development for the short-tail lines totaled $43.9 million. This was driven primarily by better than expected development on attritional losses on the Property, Marine and Crop books and release of general catastrophe reserves, partially offset by strengthening on older catastrophes and large losses.

•	Net favorable prior year development for the long-tail lines totaled $16.9 million. Details of the significant components are as follows:

•	For casualty lines, net prior year development was $9.1 million favorable mainly due to better than expected development on attritional losses, primarily on the North America book.

•	For other lines, net prior year development was $7.8 million favorable due to better than expected attritional experience on the Credit & Surety book.
For further information on the net favorable prior year reserve development for the six months ended June 30, 2018 and 2017, see Item I, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein.
Acquisition Costs and Operating Expenses - Underwriting Expense Ratio
Three and six months ended June 30, 2018 vs. 2017: The deteriorations of 1.7 and 1.0 percentage points, for the three and six months ended June 30, 2018, respectively, were due to deteriorations in the operating expense ratio and acquisition expense ratio, as follows:

•
The acquisition expense ratio deteriorations, of 1.3 and 0.9 percentage points for the three and six months ended June 30, 2018, respectively, were predominantly resulting from an increase from a material inception written in Bermuda, as well as increased outwards profit commissions.

•
The operating expense ratio deteriorations of 0.4 and 0.1 percentage points, for the three and six months ended June 30, 2018, respectively, were driven by increasing compensation costs in Bermuda and EMEA.

Net Results - Structured Products

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net investment income - structured products	$5,607	$6,675	(16.0)%	$11,298	$13,240	(14.7)%
Interest expense - structured products	(965)	5,733	N/M	3,418	11,653	(70.7)%
Net investment results - structured products	$6,572	$942	N/M	$7,880	$1,587	N/M
____________

*	N/M - Not Meaningful
Three and six months ended June 30, 2018 vs. 2017: The increases in net results from structured products for the three and six months ended June 30, 2018 compared to the corresponding periods in the prior year were mainly a result of a significant reduction of interest expense in 2018 due to the commutation of two structured indemnity contracts. In addition, a change in the expected cash flows for one of our larger structured indemnity contracts resulted in a favorable change in the accretion rate for that contract, further reducing interest expense. The reductions in expense were in part offset by the lost investment income related to the two commuted structured indemnity contracts.

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
Run-Off Life Operations - Not Subject to GreyCastle Life Retro Arrangements
Three months ended June 30, 2018 vs. 2017: During the three months ended June 30, 2018, our net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $2.0 million. Included within this negative result are net realized gains of $2.5 million. Additionally, net investment income of $7.2 million was offset by a net underwriting loss of $9.1 million and interest expense of $2.6 million on the funds withheld for the U.S. Term Life Retro Arrangements.
Six months ended June 30, 2018 vs. 2017: During the six months ended June 30, 2018, the net loss from our run-off life operations that were not subject to the GreyCastle Life Retro Arrangements was $5.4 million. Included within this negative result are net realized gains of $2.6 million. Additionally, net investment income of $14.8 million was offset by a net underwriting loss of $17.4 million and interest expense of $5.4 million on the funds withheld for the U.S. Term Life Retro Arrangements.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our investment portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the XL Group Board of Directors (the "RFC"). The following is a summary of the investment portfolio returns, which are calculated by using a time-weighted, geometrically linked rate of return calculation that is in accordance with current industry standards, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total Return on Investments (1)	0.4%	1.0%	(0.1)%	1.9%
Hedge fund portfolio (2) (3)	1.7%	0.9%	4.4%	3.0%
Public equity portfolio (2)	7.3%	1.0%	2.6%	6.8%
___________

(1)
The performance of investment portfolios is measured on a local currency basis. For the aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end rates to calculate composite portfolio results.

(2)	Performance on these portfolios is included in the Total Return on Investments above.

(3)	Performance on the hedge fund portfolio reflects the three and six months ended February 28, 2018 and February 28, 2017, respectively, for both equity and non-equity accounted hedge funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative instruments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net investment income - excluding Life Funds Withheld Assets	$201,536	$177,235	13.7%	$389,619	$344,403	13.1%
Net income (loss) from investment affiliates	16,548	30,818	(46.3)%	62,217	69,079	(9.9)%
Net realized investment gains (losses) - excluding Life Funds Withheld Assets	27,396	49,169	(44.3)%	(33,447)	53,387	N/M
Net realized and unrealized gains (losses) on derivative instruments (1)	16,126	(906)	N/M	20,347	(7,975)	N/M
____________

(1)	For a summary of realized and unrealized losses on all derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income (Excluding Life Funds Withheld Assets)
Three and six months ended June 30, 2018 vs. 2017: The increases of 13.7% and 13.1% for the three and six months ended June 30, 2018, respectively, compared to the prior year periods, were primarily due to active sector rotation and portfolio management activities, and an increase in new money rates, which together resulted in an increase in investment yields.
We estimate that approximately $3.1 billion of assets with an average gross book yield of 2.2% will mature and pay down over the next 12 months compared to the average new money rate in the three and six months ended June 30, 2018 on our portfolio of 3.1% and 2.9%, respectively.
Net Income (Loss) from Investment Affiliates
Net income from investment affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method, as well as certain co-investment holdings sourced for us by the managers of affiliate funds also accounted for under the equity method.
Three months ended June 30, 2018 vs. 2017: The decrease in net income from investment affiliates for the three months ended June 30, 2018 was mainly attributable to relatively flat results from private investment affiliates for the period as compared to solid results in the prior year. The results from hedge funds and private credit funds were consistent with prior year period results.
Six months ended June 30, 2018 vs. 2017: Results for private equity investments for the six months ended June 30, 2018 lagged solid prior year results, leading to the decrease in net income from investment affiliates for the period. Hedge fund performance was strong, consistent with prior year results. Strong positive contributions came from funds pursuing equity long/short, volatility, macro and fixed income strategies. Private credit fund performance also remained consistent with prior year results.
Net Realized Investment Gains and Losses (Excluding Life Funds Withheld Assets)
Three months ended June 30, 2018 vs. 2017: Net realized gains on investments in the three months ended June 30, 2018 totaled $27.4 million, comprised of net realized losses of $17.1 million on AFS investments and net realized and change in net unrealized gains on equity and other investments of $44.5 million. Net realized losses on AFS investments included net realized losses of $14.1 million, primarily from sales of U.S. Government and Corporate securities, as well as net realized losses of approximately $3.0 million related to OTTI charges on certain of the Company's fixed income AFS investments. Net realized and change in net unrealized gains on equity securities and other investments were largely attributable to positive mark to market change from our equity portfolio due to an increase in equity index prices, as well as positive mark to market movement from hedge funds and private equity funds within Other Investments. For further discussion, see Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Six months ended June 30, 2018 vs. 2017: Net realized losses on investments in the six months ended June 30, 2018 totaled $33.4 million, comprised of net realized losses of $50.6 million on AFS investments and net realized and change in net unrealized gains on equity and other investments of $17.1 million. Net realized losses on AFS investments included net realized losses of $45.8 million, primarily from sales of U.S. Government securities, as well as net realized losses of approximately $4.8 million related to OTTI charges on certain of the Company's fixed income AFS investments. Net realized and change in net unrealized gains on equity securities and other investments was largely attributable to positive mark to market movement from hedge funds and private equity funds within Other Investments. For further discussion, see Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Three months ended June 30, 2018 vs. 2017: Net realized and unrealized gains on derivative instruments of $16.1 million in the three months ended June 30, 2018 resulted mainly from net gains from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities and, from net gains on embedded derivatives contained within P&C ceded reinsurance contracts written on a funds withheld basis. For a further discussion, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Six months ended June 30, 2018 vs. 2017: Net realized and unrealized gains on derivative instruments of $20.3 million in the six months ended June 30, 2018 resulted mainly from net gains on embedded derivatives contained within P&C ceded reinsurance contracts written on a funds withheld basis and, from net gains from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments and other hedging activities. In addition, we also realized gains on short-term weather derivative swap agreements. For further information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses and Non-Controlling Interests
The following table sets forth our other revenues and expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net income (loss) from operating affiliates	$51,187	$42,704	19.9%	$61,469	$56,313	9.2%
Foreign exchange (gains) losses	(12,140)	(5,643)	115.1%	(2,299)	(8,979)	(74.4)%
Corporate operating expenses	71,308	102,162	(30.2)%	141,351	201,035	(29.7)%
Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets	(36,120)	(34,596)	4.4%	(13,199)	(84,697)	(84.4)%
Interest expense (1)	44,769	43,422	3.1%	89,415	83,672	6.9%
Income tax expense (benefit)	27,036	29,006	(6.8)%	58,938	42,098	40.0%
Non-controlling interests	17,804	8,423	111.4%	26,389	69,429	(62.0)%
____________

(1)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net income (loss) from investment manager affiliates	$1,975	$36,108	(94.5)%	$12,086	$39,405	(69.3)%
Net income (loss) from strategic operating affiliates	49,212	6,596	N/M	49,383	16,908	192.1%
Net income (loss) from operating affiliates	$51,187	$42,704	19.9%	$61,469	$56,313	9.2%
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates
Three and six months ended June 30, 2018 vs. 2017: The results for the three and six months ended June 30, 2018 lagged in the current periods due to the gain on sale of one of our investment manager affiliates recorded in the same periods in the prior year.

Net Income from Strategic Operating Affiliates
Three and six months ended June 30, 2018 vs. 2017: The significant increase in net income from strategic operating affiliates for the three and six months ended June 30, 2018 was primarily driven by a gain on the sale of one of our strategic operating affiliates within our value investment strategy team and, to a lesser extent, from stronger results from our insurance strategic operating affiliates.
Foreign Exchange Gains and Losses
Three months ended June 30, 2018 vs. 2017: The foreign exchange gains of $12.1 million in the three months ended June 30, 2018 were principally a result of the impact of the strengthening of the U.S. dollar against the Euro and British pound on net monetary liabilities denominated in those currencies. In the three months ended June 30, 2017, foreign exchange gains of $5.6 million were principally a result of the impact of the weakening of the U.S. dollar against the Euro and Swiss Franc on net monetary assets denominated in those currencies. These were partially offset by the effect of the weakening of the U.S. dollar against British pound on net monetary liabilities in that currency.
Six months ended June 30, 2018 vs. 2017: The foreign exchange gains of $2.3 million in the six months ended June 30, 2018 were principally a result of the impact of the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the Brazilian Real on net monetary liabilities in those currencies. In the six months ended June 30, 2017, foreign exchange gains of $9.0 million were principally a result of the impact of the weakening of the U.S. dollar against the Euro, Swiss Franc and Singapore dollar on net monetary assets denominated in those currencies. This was partially offset by the effect of the weakening of the U.S. dollar against the British pound on net monetary liabilities in that currency.
Corporate Operating Expenses
Three and six months ended June 30, 2018 vs. 2017: The overall decrease of 30.2% and 29.7% for the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year reflects the completion of our integration of Catlin in 2017, along with continued management of our expenses in 2018. These factors were partially offset by expenses incurred in 2018 in connection with the Company's pending acquisition by AXA, a change in bonus compensation and unfavorable foreign exchange impact.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative and Derivative Instruments - Life Funds Withheld Assets
Three and six months ended June 30, 2018 vs. 2017: Under the GreyCastle Life Retro Arrangements, as described in Item 1, Note 1(a), "Significant Accounting Policies - Basis of Preparation and Consolidation," to the Unaudited Consolidated Financial Statements included herein, the resulting embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative and derivative instruments - Life Funds Withheld Assets." For additional information, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein and "Impact of GreyCastle Life Retro Arrangements" above.
Interest Expense
Three and six months ended June 30, 2018 vs. 2017: Interest expense increased 3.1% and 6.9% for the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year as a result of the issuance of additional debt in June 2017. For further information about our debt financing, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1, Note 9, "Notes Payable and Debt and Financing Arrangements," to the Unaudited Consolidated Financial Statements included herein.
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
Three months ended June 30, 2018 vs. 2017: Tax charges of $27.0 million and $29.0 million were incurred in the three months ended June 30, 2018 and 2017, respectively.
The decrease in current period income tax expense is primarily attributable to the mix of profit by jurisdiction in the three months ended June 30, 2018 as compared to the same period of the prior year.
Six months ended June 30, 2018 vs. 2017: Tax charges of $58.9 million and $42.1 million were incurred in the six months ended June 30, 2018 and 2017, respectively.

The increase in current period income tax expense is primarily attributable to the combination of an increase in pre-tax operating income and the full year effective tax rate applied in the six months ended June 30, 2018 as compared to the same period of the prior year.
Non-Controlling Interests
Three months ended June 30, 2018 vs. 2017: Non-controlling interests increased due to the timing of dividend declarations on preference shares.
Six months ended June 30, 2018 vs. 2017: Non-controlling interests decreased primarily as a result of lower financing costs associated with our preferred shares.
BALANCE SHEET ANALYSIS
Investments (Excluding Life Funds Withheld Assets)
Our investment strategy is based on a Strategic Asset Allocation process that establishes a strategic benchmark, which is a portfolio asset allocation target that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of the Company's management, and is approved by the RFC. The investment team actively seeks to exceed the total return of the strategic benchmark and meet budgeted investment earnings, while maintaining sufficient liquidity to ensure payment of claims, operating expenses and other obligations even during stressed scenarios. Active or tactical deviations from the benchmark are controlled by a comprehensive framework of investment decision authorities (the "Authorities Framework"), which ensures that the risk profile of our investment portfolio is consistent with management's risk tolerance.
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
At June 30, 2018 and December 31, 2017, total investments and cash and cash equivalents, including accrued investment income and net receivable/(payable) for investments sold/(purchased), but excluding Life Funds Withheld Assets, were approximately $35.7 billion and $37.1 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturities - AFS (1):
U.S. Government	$3,960,291	11.1%	$4,362,740	11.8%
U.S. States, municipalities and political subdivisions	1,858,142	5.2%	2,064,640	5.6%
Non-U.S. Governments	5,115,860	14.4%	5,201,581	14.0%
Corporate	9,950,095	27.9%	9,795,133	26.4%
RMBS	4,254,036	11.9%	4,724,402	12.7%
CMBS	1,363,850	3.8%	1,244,017	3.4%
Other asset-backed securities	1,699,143	4.8%	1,509,363	4.1%
Total fixed maturities - AFS	$28,201,417	79.1%	$28,901,876	77.9%
Short-term investments	623,113	1.7%	815,481	2.2%
Equity securities	644,711	1.8%	713,967	1.9%
Investments in affiliates	1,904,010	5.4%	1,911,996	5.2%
Other investments	1,151,706	3.2%	1,163,863	3.1%
Total investments	$32,524,957	91.2%	$33,507,183	90.3%
Cash and cash equivalents	2,903,070	8.2%	3,435,953	9.3%
Restricted cash	47,158	0.1%	74,395	0.2%
Net receivable (payable) for investments sold (purchased)	(29,016)	(0.1)%	(131,474)	(0.4)%
Accrued investment income	220,001	0.6%	220,299	0.6%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$35,666,170	100.0%	$37,106,356	100.0%
____________

(1)	Carrying value represents the fair value of AFS fixed maturities.

We review our fixed income investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At June 30, 2018 and December 31, 2017, the average credit quality of our total fixed income portfolio was "AA." Included in the table below are the credit ratings of the fixed income portfolio, excluding cash and Life Funds Withheld Assets, at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,665	47.4%	$14,511	48.8%
AA	4,611	16.0%	4,826	16.2%
A	6,208	21.5%	6,077	20.5%
BBB	3,348	11.6%	3,322	11.2%
BB and below/not rated	992	3.5%	981	3.3%
Total	$28,824	100.0%	$29,717	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $506.7 million at June 30, 2018 in our AFS portfolio (excluding Life Funds Withheld Assets and Other Investments) that can be attributed to the following significant drivers:

•	Gross unrealized losses of $127.9 million related to Government holdings. Securities in a gross unrealized loss position had a fair value of $6.9 billion at June 30, 2018.

•	Gross unrealized losses of $206.0 million related to Corporate holdings. Securities in a gross unrealized loss position had a fair value of $7.2 billion at June 30, 2018.

•	Gross unrealized losses of $117.0 million related to RMBS securities. Securities in an unrealized loss position had a fair value of $3.7 billion at June 30, 2018.
The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at June 30, 2018:

	June 30, 2018
Security Type and Length of Time in a Continual Unrealized Loss Position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(74,301)	$6,478,415
At least 6 months but less than 12 months	(271,424)	10,084,763
At least 12 months but less than 2 years	(85,677)	2,454,654
2 years and over	(75,300)	639,519
Total	$(506,702)	$19,657,351

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at June 30, 2018:

	June 30, 2018
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(13,332)	$1,491,490
At least 1 year but less than 5 years remaining	(178,613)	8,498,026
At least 5 years but less than 10 years remaining	(120,668)	3,709,772
At least 10 years but less than 20 years remaining	(7,846)	173,937
At least 20 years or more remaining	(13,474)	212,881
RMBS	(117,031)	3,720,851
CMBS	(48,414)	1,210,089
Other asset-backed securities	(7,324)	640,305
Total	$(506,702)	$19,657,351
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
Our exposure to this European sovereign debt had a fair value of $211.2 million at June 30, 2018, and includes direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as fixed maturity securities issued by certain corporate entities operating within the European Periphery Nations. We continue to monitor our financial exposure, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various hedge funds and private investments that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our hedge fund and private fund managers have increased their exposure to these countries. We estimate that, as of June 30, 2018, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $175 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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
Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
See Item 1, Note 6, "Fair Value Measurements," of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated, an analysis of the changes in the fair value of Level 3 assets and liabilities, as well as further details associated with various assets classified as Level 3. At June 30, 2018, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at June 30, 2018.

At June 30, 2018, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets by class and liabilities that were carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at June 30, 2018	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government	$3,960,291	$5,020	0.1%
U.S. States, municipalities and political subdivisions	1,858,142	—	—%
Non-U.S. Governments	5,115,860	—	—%
Corporate	9,950,095	2,047	—%
RMBS	4,254,036	5,947	0.1%
CMBS	1,363,850	—	—%
Other asset-backed securities	1,699,143	—	—%
Total Fixed maturities, at fair value	$28,201,417	$13,014	—%
Short-term investments, at fair value	623,113	—	—%
Total investments AFS	$28,824,530	$13,014	—%
Cash equivalents (1)	1,460,940	—	—%
Equity securities, at fair value	644,711	—	—%
Other investments (2)	751,312	218,222	29.0%
Other assets (3)	74,917	17,879	23.9%
Total assets carried at fair value	$31,756,410	$249,115	0.8%
Liabilities
Other liabilities (4)	40,024	17,822	44.5%
Total liabilities carried at fair value	$40,024	$17,822	44.5%
____________

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)
Excluded from Other investments balances are $227.2 million at June 30, 2018 measured using Net Asset Value. Under current GAAP, these investments are excluded from the fair value hierarchy table. In addition, the Other investments balance excludes payment obligations that are carried at amortized cost, which totaled $173.2 million at June 30, 2018. For further information, see Item 8, Note 6, "Other Investments," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017

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
Gross unpaid losses and loss expenses totaled $29.2 billion and $29.7 billion at June 30, 2018 and December 31, 2017, respectively. See Item 1, Note 8, "Losses and Loss Expenses," to the Unaudited Consolidated Financial Statements included herein, for a reconciliation of our P&C unpaid losses and loss expenses for the six months ended June 30, 2018.
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable:

(U.S. dollars in thousands)	June 30, 2018	December 31, 2017
Reinsurance balances receivable	$1,318,428	$952,847
Reinsurance recoverable on future policy benefits (excluding balances related to the GreyCastle Life Retro Arrangements)	10,920	8,277
Reinsurance recoverable on unpaid losses and loss expenses	7,234,200	7,280,549
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(60,987)	(63,836)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$8,502,561	$8,177,837
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large or multiple unforeseen claims. We generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; and the return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur when there is illiquidity in financial markets, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL Group may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL Group is a holding company and has limited liquidity.
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
Under Bermuda law, XL Group is required to pay cash dividends from contributed surplus. At June 30, 2018, XL Group had $7.8 billion in contributed surplus.
All of our outstanding senior and subordinated notes at June 30, 2018 were issued by XLIT. The ability of XLIT, like that of XL Group, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the U.S, Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 24, "Statutory Financial Data," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. See also the Unaudited Consolidated Statements of Cash Flows in Item 1, "Financial Statements," included herein.
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
Sources of Liquidity
At June 30, 2018 and December 31, 2017, on a consolidated basis we had cash and cash equivalents of approximately $2.9 billion and $3.4 billion, respectively. We have three main sources of cash flows - those provided (used) by operating activities, investing activities and financing activities:

(U.S. dollars in thousands)	June 30, 2018	June 30, 2017
Operating activities	$(611,617)	$(121,942)
Investing activities	$297,758	$(105,550)
Financing activities	$(238,907)	$(81,371)
Effects of exchange rate changes on foreign currency cash	$(10,118)	$43,423
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
During the six months ended June 30, 2018, net cash flows used in operating activities was $611.6 million compared to net cash flows used in operating activities of $121.9 million for the same period in 2017. The decrease was mainly due to the settlement of claims from prior years during the period.

Investing Cash Flows
Generally, positive cash flows from operations and financing activities are invested in our investment portfolio, including affiliates, or the acquisition of subsidiaries. Subsequent sales and maturities of these investments then generate positive cash flows.
Net cash provided by investing activities was $297.8 million in the six months ended June 30, 2018 compared to net cash used in investing activities of $105.6 million for the same period in 2017. The change is largely attributable to proceeds from sales of fixed maturities and short term investments exceeding all purchasing activity within the investment portfolio for the period. The cash generated by these sales was used to settle claims as discussed above.
As further outlined in Item 1, Note 4, "Investments," to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral in support of insurance and reinsurance liabilities and held in trust. Additionally, certain of these pledged assets are held as collateral in relation to our credit facilities. At June 30, 2018 and December 31, 2017, the Company had $17.0 billion and $18.8 billion in pledged assets, respectively. Of these pledged assets, we have determined in accordance with the accounting policy outlined in Item 8, Note 1(i), "Significant Accounting Policies - Cash and Cash Equivalents," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 that cash in the amount of $127.5 million at June 30, 2018 is restricted and has been disclosed as such in our Unaudited Consolidated Balance Sheets.
Financing Cash Flows
Cash flows related to financing activities generally include common and preference share related transactions, the payment of dividends, the issuance or repurchase of preference ordinary shares by our subsidiaries, the issuance, repurchase or maturity of debt and deposit liability transactions. During the six months ended June 30, 2018, net cash flows used in financing activities was $238.9 million, mainly due to dividends paid on our common shares and the commutation of two structured indemnity contracts, thereby reducing our deposit liabilities.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in "Capital Resources."
Capital Resources
At June 30, 2018 and December 31, 2017, we had total shareholders' equity of $11.3 billion and $11.5 billion, respectively. In addition to common share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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

▪	revolving credit facilities as a back-up for potential short-term liquidity needs.
The following risks are associated with our requirement to renew or obtain new credit facilities:

▪	the credit available from banks may be reduced due to market conditions, resulting in our need to pledge our investment portfolio to customers, which could result in a lower investment yield;

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
The following table summarizes the components of our current capital resources:

(U.S. dollars in thousands)	June 30, 2018	December 31, 2017
Non-controlling interests - Series D preference ordinary shares of XLIT	$287,143	$287,143
Non-controlling interests - Series E preference ordinary shares of XLIT	669,778	669,778
Non-controlling interests - Non-cumulative perpetual preference shares of Catlin-Bermuda	518,582	518,582
Non-controlling interests - Other	121,492	137,500
Common share capital	9,660,011	9,848,317
Total common shares and non-controlling interests	$11,257,006	$11,461,320
Notes payable and debt	3,217,123	3,220,769
Total	$14,474,129	$14,682,089
Common Share Capital
The following table reconciles the opening and closing common share capital positions as follows:

(U.S. dollars in thousands)	June 30, 2018	December 31, 2017
Common shareholders' equity - beginning of period	$9,848,317	$10,938,512
Net income (loss) attributable to common shareholders	471,644	(560,398)
Share buybacks	(2,056)	(571,615)
Share issuances	62,535	50,662
Common share dividends	(115,402)	(232,002)
Net current period OCI, net of tax	(620,214)	173,885
Share-based compensation and other	15,187	49,273
Common shareholders' equity - end of period	$9,660,011	$9,848,317
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
Debt
The following tables present the Company's outstanding notes payables at June 30, 2018:

(U.S. dollars in thousands)			Payments Due by Period (2)
Debt Issuance:	Outstanding (1)	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
$300 million, 2.30% Senior Notes due December 2018	$299,692	2018	$300,000	$—	$—	$—
Other debt	13,660	2021	—	—	14,267	—
$400 million, 5.75% Senior Notes due October 2021	398,600	2021	—	—	400,000	—
$350 million, 6.375% Senior Notes due November 2024	349,303	2024	—	—	—	350,000
$500 million, 4.45% Subordinated Notes due March 2025	494,542	2025	—	—	—	500,000
$325 million, 6.25% Senior Notes due May 2027	323,610	2027	—	—	—	325,000
$300 million, 5.25% Senior Notes due December 2043	296,626	2043	—	—	—	300,000
$500 million, 5.5% Subordinated Notes due March 2045	473,024	2045	—	—	—	483,305
€500 million, 3.25% Subordinated Notes due June 2047	568,066	2047	—	—	—	577,600
Total debt carrying value	$3,217,123		$300,000	$—	$414,267	$2,535,905
_______________

(1)	"Outstanding" data represent June 30, 2018 accreted values.

(2)	"Payments Due by Period" data represents ultimate redemption values.

For details regarding the outstanding unsecured notes at June 30, 2018 and for further information on our debt, see Item 8, Note 14, "Notes Payable and Debt and Financing Arrangements," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Letter of Credit ("LOC") Facilities and other sources of collateral
The following table presents the Company's ten unsecured LOC facilities and revolving credit facilities at June 30, 2018:

(U.S. dollars in thousands)				Amount of Commitment Expiration by Period (1)
Facility Name:	Commitment	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
2016 Credit Agricole Facility I	$125,000	$125,000	2019	$—	$125,000	$—	$—
2016 Credit Agricole Facility II	125,000	125,000	2019	—	125,000	—	—
2017 Commonwealth Bank Facility	215,000	215,000	2020	—	215,000	—	—
2017 Credit Suisse Facility	100,000	100,000	2020	—	100,000	—	—
FAL Facility I	125,000	125,000	2020	—	—	125,000	—
FAL Facility II	125,000	125,000	2020	—	—	125,000	—
FAL Facility III	125,000	125,000	2020	—	—	125,000	—
FAL Facility IV	125,000	125,000	2020	—	—	125,000	—
Syndicated Unsecured Facility (2)	750,000	76,097	2021	—	—	750,000	—
2017 Commerzbank Facility	100,000	100,000	2022	—	—	100,000	—
Total unsecured LOC facilities	$1,915,000	$1,241,097		$—	$565,000	$1,350,000	$—
Facilities collateralized by certain investment assets	1,604,938	1,573,413		—	—	750,000	854,938
Total LOC facilities (3)	$3,519,938	$2,814,510		$—	$565,000	$2,100,000	$854,938
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

(3)
As of June 30, 2018, the portion of the total LOC facilities allowable to be utilized for revolving loans was $750.0 million. However, $76.1 million of this allowable portion was utilized to issue LOCs, leaving $673.9 million available either to issue additional LOCs or to support other operating or financing needs under these particular facilities.

See Item 8, Note 14(b), "Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities ("LOC") and Other Sources of Collateral," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The following market risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk ("VaR") analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of the analyses we use to assess and mitigate risk should not be considered projections of future events or losses. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General - Cautionary Note Regarding Forward-Looking Statements."
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
The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, hedge fund investments, public equities, private investments (including funds), derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other market risks. Our fixed income and equity securities are generally classified as available-for-sale ("AFS"), and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other market conditions will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market conditions affect consolidated net income when, and if, a security is sold or impaired.
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
Foreign currency exposures represent all net assets and liabilities held in currencies other than U.S. dollars that generate foreign exchange volatility. The following table provides more information on our net total foreign currency exposures at June 30, 2018 and December 31, 2017:

(Foreign currency in U.S. dollars, in millions)	June 30, 2018	December 31, 2017
Canadian dollar (CAD)	$350.3	$365.3
British pound sterling (GBP)	275.7	115.9
Euro (EUR)	220.6	(54.9)
Australian dollar (AUD)	106.4	185.8
Yuan Renminbi (CNY)	(145.4)	(112.9)
Other	(91.9)	43.2
Total	$715.7	$542.4

As a percentage of total net assets	6.4%	4.7%
Absolute value of pre-tax impact of 10% movement of the U.S. dollar Shareholders' Equity	$71.6	$54.2
Absolute value of pre-tax impact of 10% movement of the U.S. dollar Book Value per Share	0.7%	0.6%
Credit Risk (Excluding Life Funds Withheld Assets)
Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We are exposed to direct credit risk within our investment portfolio, through general counterparties, including customers and reinsurers, and through certain underwriting activities that include, but are not limited to, surety, workers' compensation, environmental and political risk & trade credit.
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.4 years at June 30, 2018.
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
See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments (Excluding Life Funds Withheld Assets)," included herein for our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio at June 30, 2018.
At June 30, 2018 and December 31, 2017, the average credit quality of our aggregate fixed income investment portfolio (including short-term investments) was "AA." Our $11.5 billion portfolio of government and government-related, agency and sovereign investments was rated "AA+," our $10.0 billion portfolio of corporates was rated "A-," and our $7.3 billion structured securities portfolio was rated "AA+."

At June 30, 2018, the top 10 corporate exposures listed below represented 5.3% of the aggregate fixed income investment portfolio and 15.2% of all corporate holdings.

Top 10 Corporate holdings (1)(2) (U.S. dollars in millions)	Carrying Value	% of Corporate	Percentage of Aggregate Fixed Income Portfolio
Bank Of America Corporation	$185	1.9%	0.6%
Wells Fargo & Company	180	1.8%	0.6%
JPMorgan Chase & Co.	171	1.7%	0.6%
Morgan Stanley	169	1.7%	0.6%
The Goldman Sachs Group, Inc.	160	1.6%	0.6%
HSBC Holdings plc	157	1.6%	0.5%
Citigroup Inc.	149	1.5%	0.5%
Anheuser-Busch InBev SA/NV	133	1.3%	0.5%
Credit Suisse Group AG	105	1.1%	0.4%
BP plc	105	1.0%	0.4%
Total	$1,514	15.2%	5.3%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

(2)	Excludes short-term investments and accrued investment income.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.3 billion structured securities portfolio, of which 90.8% is AAA rated:

(U.S. dollars in millions)	Carrying Value (2)	Percentage of Structured Portfolio
RMBS	$4,254.0	58.1%
CMBS	1,363.9	18.6%
Other ABS (1)	1,699.1	23.3%
Total	$7,317.0	100.0%
____________

(1)	Includes Covered Bonds.

(2)	Excludes short-term investments and accrued investment income.
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

Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At June 30, 2018, our equity portfolio was approximately $492.5 million as compared to $557.0 million at December 31, 2017. This excludes fixed income fund investments of $152.2 million and $157.0 million at June 30, 2018 and December 31, 2017, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP given their structure as open-ended exchange traded funds. At June 30, 2018 and December 31, 2017, our direct allocation to equity securities was 1.8% and 1.9%, respectively, of the total investments (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain hedge fund and private investments (including funds). Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investments (including funds) portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, risks related to real estate and risks specific to startup or small companies. At June 30, 2018, our exposure to private investments (including funds), excluding unfunded commitments, was $588.2 million, representing 1.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $556.6 million, representing 1.5% of the total investment portfolio at December 31, 2017.
Our hedge fund portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.3 billion and $1.3 billion representing approximately 3.7% and 3.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2018 and December 31, 2017, respectively.
Our operating affiliate investment portfolio is invested in insurance, investment manager and strategic and other affiliate investments. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. Such positions had a total exposure of $433.2 million, representing approximately 1.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2018, as compared to December 31, 2017, when we had a total exposure of $427.6 million, representing approximately 1.2% of the investment portfolio.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 5, "Derivative Instruments," to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at June 30, 2018 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year value-at-risks ("VaRs") for our investment portfolio at June 30, 2018, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.

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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,174.6)	$(290.9)	$(1,056.5)	$(81.8)	$725.6
(I) Fixed Income Portfolio	(1,171.6)	—	(1,052.8)	(81.4)	798.3
(a) Cash & Short-term Investments	(6.4)	—	(5.4)	(0.3)	10.7
(b) Total Government Related	(404.2)	—	(193.6)	(4.1)	242.9
(c) Total Corporate Credit	(410.0)	—	(443.6)	(47.9)	283.8
(d) Total Structured Credit	(351.0)	—	(410.2)	(29.1)	291.3
(II) Non-Fixed Income Portfolio	—	(201.2)	—	—	242.9
(e) Equity Portfolio	—	(50.4)	—	—	83.2
(f) Hedge Fund Portfolio	—	(61.3)	—	—	94.9
(g) Private Investments	—	(89.5)	—	—	94.6
(III) Insurance and Other Strategic Investments	(3.0)	(89.7)	(3.7)	(0.4)	112.1
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at June 30, 2018 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material developments to such proceedings during the six months ended June 30, 2018.
See Part I, Item 1, Note 12(b), "Litigation" to the Unaudited Consolidated Financial Statements included herein.

ITEM 1A.	RISK FACTORS
Risks Related to the Merger
The merger is subject to conditions, including certain conditions that may not be satisfied, or satisfied on a timely basis, if at all. Failure to complete the merger could have material and adverse effects on XL Group.
Although our shareholders approved the merger in June 2018, the completion of the merger is subject to the satisfaction or waiver of a number of conditions, including the receipt of required approvals from governmental regulators, which make the completion and timing of the completion of the merger uncertain. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome and which may permit AXA under the terms of the merger agreement to refuse to complete the merger.
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
We are prohibited from pursuing alternatives to the merger and may be required to pay AXA a termination fee in certain circumstances.
The merger agreement contains provisions that make it more difficult for us to sell our business to a company other than AXA. Now that we have received shareholder approval of the merger, unless the merger agreement is terminated in accordance with its terms, pursuant to these provisions we are no longer permitted to pursue competing transactions, even if a third party was to propose or offer to acquire XL for greater consideration than what AXA has agreed to pay. Further, if AXA terminates the merger agreement, we may in some circumstances be required to pay to AXA a termination fee of up to $499.0 million.
For further information on our risk factors refer to Part I, Item 1A., "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended June 30, 2018 of its common shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1, 2018 to April 30, 2018	—	$—	—	$529.1	million
May 1, 2018 to May 31, 2018	7,072	55.65	—	529.1	million
June 1, 2018 to June 30, 2018	—	—	—	529.1	million
Total	7,072	$55.65	—	$529.1	million
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
A non-U.S. subsidiary provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium. Our non-U.S. subsidiary received no payments for this insurance during the three months ended June 30, 2018 and the aggregate payments received by our non-U.S. subsidiary for this insurance from inception through the three months ended June 30, 2018 are €63,488. Benefits of approximately €2,018 were paid to beneficiaries during the three months ended June 30, 2018. As these activities are permitted pursuant to applicable law, the subsidiary intends to continue providing insurance coverage under the policy in compliance with applicable law.

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

Date:	August 3, 2018
XL Group Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group Ltd

Date:	August 3, 2018
/s/ STEPHEN ROBB

Name: Stephen Robb
Title: Executive Vice President and Chief Financial Officer
XL Group Ltd